Form 10-K
period 2022-12-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2023-02-24
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Entergy Corporation	✓
Entergy Arkansas, LLC
Entergy Louisiana, LLC
Entergy Mississippi, LLC
Entergy New Orleans, LLC
Entergy Texas, Inc.
System Energy Resources, Inc.

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

Common Stock Outstanding		Outstanding at January 31, 2023
Entergy Corporation	($0.01 par value)	211,396,291

System Energy Resources, Inc. meets the requirements set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure as allowed in General Instruction I(2).  System Energy Resources, Inc. is reducing its disclosure by not including Part III, Items 10 through 13 in its Form 10-K.

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2022 was $22.9 billion based on the reported last sale price of $112.64 per share for such stock on the New York Stock Exchange on June 30, 2022.  Entergy Corporation is the sole holder of the common stock of Entergy Texas, Inc. and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holding Company, LLC, which is the sole holder of the common membership interests of Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 5, 2023, are incorporated by reference into Part III hereof.

i

This combined Form 10-K is separately filed by Entergy Corporation and its six Registrant Subsidiaries: Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

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

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, projections, strategies, and future events or performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “intend,” “goal,” “commitment,” “expect,” “estimate,” “continue,” “potential,” “plan,” “predict,” “forecast,” and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, each registrant undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the absence of a minimum capacity obligation for load serving entities in MISO and the consequent ability of some load serving entities to “free ride” on the energy market without paying appropriate compensation for the capacity needed to produce that energy, the allocation of MISO system transmission upgrade costs, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;
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
•changes in environmental laws and regulations, agency positions or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations;
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
•Entergy’s ability to manage its capital projects, including by completing projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its operation and maintenance costs;
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
•changes to federal income tax laws, regulations, and interpretive guidance, including the Inflation Reduction Act of 2022, and the continued impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act of 2020, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;

v

FORWARD-LOOKING INFORMATION (Concluded)

•actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates and the impacts of inflation or a recession on our customers;
•the effects of litigation, including the outcome and resolution of the proceedings involving System Energy currently before the FERC and any appeals of FERC decisions in those proceedings;
•the effects of government investigations or proceedings;
•changes in technology, including (i) Entergy’s ability to implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management and other measures that reduce load and government policies incentivizing development or utilization of the foregoing, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•Entergy’s ability to effectively formulate and implement plans to reduce its carbon emission rate and aggregate carbon emissions, including its commitment to achieve net-zero carbon emissions by 2050, and the potential impact on its business and financial condition of attempting to achieve such objectives;
•the effects, including increased security costs, of threatened or actual terrorism, cyber attacks or data security breaches, physical attacks on or other interference with facilities or infrastructure, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;
•the effects of a global or geopolitical event or pandemic, such as the ongoing COVID-19 global pandemic and the military activities between Russia and Ukraine, including economic and societal disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
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

Entergy Wholesale Commodities
Entergy’s non-utility business segment primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers. In June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business. Effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable business segment.

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which was sold in March 2017
GAAP	Generally Accepted Accounting Principles

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
HLBV	Hypothetical liquidation at book value
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
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

IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
Mcf	1,000 cubic feet of gas
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Louisiana (57.5%) and Entergy Texas (42.5%) and 10.9% of which is owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents, which is a non-GAAP measure
NRC	Nuclear Regulatory Commission
Palisades	Palisades Nuclear Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in May 2022 and was sold in June 2022
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
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
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business. Upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable business segment.

Following are the percentages of Entergy’s consolidated revenues generated by its operating segments and the percentage of total assets by operating segment. Net income or loss generated by the operating segments is discussed in the sections that follow.

	% of Revenue			% of Total Assets
Segment	2022	2021	2020	2022	2021	2020
Utility	98	94	91	105	100	96
Entergy Wholesale Commodities	2	6	9	1	2	7
Parent & Other (a)	—	—	—	(6)	(2)	(3)

See Note 13 to the financial statements for further financial information regarding Entergy’s business segments.

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Results of Operations

2022 Compared to 2021

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2022 to 2021 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2021 Net Income (Loss) Attributable to Entergy Corporation	$1,490,420	($122,877)	($249,051)	$1,118,492

Operating revenues	2,376,130	(354,703)	(86)	2,021,341
Fuel, fuel-related expenses, and gas purchased for resale	1,258,938	15,816	1	1,274,755
Purchased power	279,366	10,502	(1)	289,867
Other regulatory charges (credits) - net	557,775	—	—	557,775
Other operation and maintenance	242,734	(183,505)	10,609	69,838
Asset write-offs, impairments, and related charges (credits)	—	(427,089)	—	(427,089)
Taxes other than income taxes	73,956	(953)	245	73,248
Depreciation and amortization	108,671	(30,111)	(1,823)	76,737
Other income (deductions)	(165,445)	(119,292)	(94,802)	(379,539)
Interest expense	58,171	(5,620)	24,992	77,543
Other expenses	19,453	(118,392)	—	(98,939)
Income taxes	(298,472)	79,846	(11,726)	(230,352)
Preferred dividend requirements of subsidiaries and noncontrolling interests	(6,092)	—	(163)	(6,255)
2022 Net Income (Loss) Attributable to Entergy Corporation	$1,406,605	$62,634	($366,073)	$1,103,166

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for 2022 include: 1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; 2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization financing, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding; and 3) a gain of $166 million ($130 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges (credits),” as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements for further discussion of the System Energy settlement with the MPSC. See Notes 2 and 3 to the financial statements for further discussion of the Entergy Louisiana securitization. See Note 14 to the financial statements for further discussion of the sale of the Palisades plant.

Results of operations for 2021 include a charge of $340 million ($268 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges (credits),” as a result of the sale of the Indian Point Energy

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Center in May 2021. See Note 14 to the financial statements for further discussion of the sale of the Indian Point Energy Center.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing 2022 to 2021:

Amount
(In Millions)
2021 operating revenues	$11,045
Fuel, rider, and other revenues that do not significantly affect net income	1,713
Retail electric price	331
Volume/weather	276
Storm restoration carrying costs	59
Return of unprotected excess accumulated deferred income taxes to customers	34
Retail one-time bill credit	(37)
2022 operating revenues	$13,421

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
•increases in Entergy Mississippi’s formula rate plan rates effective April 2021, July 2021, April 2022, and August 2022;
•increases in Entergy New Orleans’s formula rate plan rates effective November 2021 and September 2022; and
•increases in the transmission cost recovery factor rider effective March 2021 and March 2022, an increase in the distribution cost recovery factor rider effective January 2022, the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective in late January 2021, and the implementation of the generation cost recovery relate-back rider for the Montgomery County Power Station effective August 2022, each at Entergy Texas.

See Note 2 to the financial statements for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 5,807 GWh, or 5%, in electricity usage across all customer classes, including the effect of more favorable weather on residential sales. The increase in industrial usage was due to an increase in demand from expansion projects, primarily in the chemicals, transportation, and petroleum refining industries, an increase in demand from cogeneration customers, an increase in demand from existing customers, primarily in the chemicals, pulp and paper, and transportation industries, including prior year temporary plant shutdowns and prior year plant operating issues, and an increase in demand from small industrial customers. The increase in commercial usage was primarily due to the effect of the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

COVID-19 pandemic on businesses in 2021. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Storm restoration carrying costs, representing the equity component of storm restoration carrying costs, includes $37 million at Entergy Louisiana and $22 million at Entergy Texas, recorded in second quarter 2022, recognized as part of the Entergy Louisiana storm cost securitization in May 2022 and the Entergy Texas storm cost securitization in April 2022. See Note 2 to the financial statements for discussion of storm cost securitizations.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In 2022, $53 million was returned to customers through reductions in operating revenues as compared to $87 million in 2021. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Mississippi’s retail customers during the September 2022 billing cycle as a result of the System Energy settlement agreement with the MPSC. See Note 2 to the financial statements for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

Total electric energy sales for Utility for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	37,134	35,230	5
Commercial	27,982	26,800	4
Industrial	52,501	49,866	5
Governmental	2,512	2,426	4
Total retail	120,129	114,322	5
Sales for resale	15,968	16,656	(4)
Total	136,097	130,978	4

See Note 19 to the financial statements for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $698 million for 2021 to $343 million for 2022 primarily due to the shutdown of Indian Point 3 in April 2021 and Palisades in May 2022.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Following are key performance measures for Entergy Wholesale Commodities for 2022 and 2021:

	2022	2021
Owned capacity (MW) (a)	181	1,205
GWh billed	4,570	11,328

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	93%	97%
GWh billed	2,741	9,836
Average energy price ($/MWh)	$48.99	$54.56
Average capacity price ($/kW-month)	$0.15	$0.26

(a)The reduction in owned capacity is due to the shutdown of the 811 MW Palisades plant in May 2022 and a decrease of 213 MW resulting from the sale of Entergy’s 50% membership interest in RS Cogen, L.L.C., an unconsolidated joint venture which owns the RS Cogen plant, in October 2022. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,657 million for 2021 to $2,900 million for 2022 primarily due to:

•an increase of $79 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher reliability costs, and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $44 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to 2021 and higher nuclear labor costs;
•an increase of $20 million in bad debt expense primarily due to the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements for discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $19 million in non-nuclear generation expenses primarily due to higher costs associated with materials and supplies in 2022 as compared to 2021;
•an increase of $18 million in customer service center support costs primarily due to higher contract costs;
•an increase of $16 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•an increase of $10 million due to a $15 million gain on the sale of a pipeline recorded in 2021 as compared to a $5 million contingent gain recorded on the 2021 sale in 2022; and
•several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments, increases in franchise taxes, and increases in employment taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement, effective March 1, 2022, subject to refund. The increase was partially offset by a reduction in depreciation expense at System Energy related to the Grand Gulf sale-leaseback property, which resulted from the FERC order on the Grand Gulf sale-leaseback renewal complaint in December 2022. See Note 2 to the financial

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

statements for further discussion of the Unit Power Sales Agreement and for further discussion of the Grand Gulf sale-leaseback renewal complaint.

Other regulatory charges (credits) - net includes:

•the reversal in first quarter 2021 of the remaining $39 million regulatory liability for Entergy Arkansas’s 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements for discussion of the 2020 formula rate plan filing;
•a regulatory charge of $224 million, recorded by Entergy Louisiana in second quarter 2022, to reflect its obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements for discussion of the storm cost securitization;
•regulatory credits of $20 million, recorded by Entergy Mississippi in the second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements for discussion of the 2021 formula rate plan filing;
•regulatory credits of $19 million, recorded by Entergy Mississippi in the fourth quarter 2021, to reflect that the 2021 earned return was below the formula bandwidth. See Note 2 to the financial statements for discussion of Entergy Mississippi’s formula rate plan filings;
•regulatory credits of $23 million, recorded by Entergy Mississippi in the third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements for discussion of the 2022 formula rate plan filing;
•regulatory credits of $18 million, recorded by Entergy Mississippi in the fourth quarter 2022, to reflect that the 2022 estimated earned return was below the formula bandwidth. See Note 2 to the financial statements for discussion of Entergy Mississippi’s formula rate plan filings; and
•a regulatory charge of $551 million, recorded by System Energy in second quarter 2022, to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements for discussion of the partial settlement agreement.

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

This decrease was partially offset by:

•an increase of $58 million in intercompany dividend income. The increase in intercompany dividend income results from the Entergy Louisiana storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary; and
•an increase of $17 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 2 to the financial statements for discussion of the securitization.

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
•the $1.2 billion unsecured term loan drawn by Entergy Louisiana in January 2022. The term loan was repaid in June 2022;
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
•the issuance by Entergy Texas of $290.85 million of senior secured system restoration bonds in April 2022; and
•the issuance by Entergy Texas of $325 million of 5.00% Series mortgage bonds in August 2022.

The increase was partially offset by the repayment by Entergy Arkansas of $350 million of 3.75% Series mortgage bonds in February 2021 and the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

See Note 5 to the financial statements for a discussion of long-term debt.

Noncontrolling interests reflects the earnings or losses attributable to the noncontrolling interest partner of Entergy Arkansas’s tax equity partnership for the Searcy Solar facility and Entergy Mississippi’s tax equity partnership for the Sunflower Solar facility, both under HLBV accounting, and to the LURC’s beneficial interest in the Entergy Louisiana storm trust. Entergy Arkansas recorded regulatory charges of $5 million in 2022 compared to $18 million in 2021 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. Entergy Mississippi recorded regulatory charges of $21 million in 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements for discussion of the HLBV method of accounting.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $287 million for 2021 to $103 million for 2022 primarily due to:

•a decrease of $167 million resulting from the absence of expenses from Indian Point 3, after it was shut down in April 2021, and Palisades, after it was shut down in May 2022; and
•a decrease of $10 million in severance and retention expenses. Severance and retention expenses were incurred in 2022 and 2021 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to shut down and sell all of the plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 13 to the financial statements for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges (credits) for 2022 include a gain of $166 million ($130 million net-of-tax) as a result of the sale of the Palisades plant in June 2022. Asset write-offs, impairments, and related charges (credits) for 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021, partially offset by the effect of recording in 2021 a final judgment in the amount of $83 million ($66 million net-of-tax) to resolve the Indian Point 2 third round and Indian Point 3 second round combined damages case against the DOE related to spent nuclear fuel storage costs. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to shut down and sell all of the plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 14 to the financial statements for discussion of the impairment of long-lived assets and the sale of the Indian Point Energy Center and the Palisades plant. See Note 8 to the financial statements for discussion of spent nuclear fuel litigation.

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

Other income decreased primarily due to the absence of earnings from the nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021 and the sale of Palisades in June 2022, partially offset by lower non-service pension costs. See Notes 15 and 16 to the financial statements for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements for a discussion of the sale of the Indian Point Energy Center and the Palisades plant. See Note 11 to the financial statements for a discussion of pension and other postretirement benefits costs.

Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021, and from Palisades, after the sale of Palisades in June 2022, and a decrease in nuclear refueling outage expenses as a result of the sale of Palisades. See Note 14 to the financial statements for a discussion of the sale of the Indian Point Energy Center and the Palisades plant.

Parent and Other

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income of $58 million, as discussed above, and the timing of charitable contributions.

Interest expense increased primarily due to higher variable interest rates on commercial paper in 2022. See Note 4 to the financial statements for discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rates were (3.7%) for 2022 and 14.6% for 2021. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 for discussion of results of operations for 2021 compared to 2020.

Income Tax Legislation

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power plants. Additionally, the Inflation Reduction Act of 2022 enacted a 1% excise tax on the buyback of public company stock and a new corporate alternative minimum tax (CAMT). Effective for tax years beginning after December 31, 2022, the CAMT imposes a 15% tax on the Adjusted Financial Statement Income (AFSI) on each corporation in a group of corporations that averages greater than $1 billion in AFSI over a three-year period. Taxpayers subject to the CAMT regime must pay the greater of 15% of AFSI or their regular federal tax liability. Entergy and the Registrant Subsidiaries are closely monitoring any potential impact associated with the expansion of federal tax incentives, the 1% excise tax, and CAMT. In December 2022 the IRS issued a notice which provided guidance regarding the application of the CAMT. Based on this initial guidance and current internal forecasts, Entergy and the Registrant Subsidiaries may be subject to the CAMT beginning in the next two to three years. The United States Treasury Department is expected to issue further guidance that will clarify how the tax credit provisions and CAMT provisions will be interpreted and applied. This guidance will determine the amount of tax credits and incremental cash tax payments Entergy expects in the future as a result of the legislation. Prior to receiving this guidance, Entergy cannot adequately assess the expected future effects on its results of operations, financial position, and cash flows. There are no effects on the financial statements as of and for the year ended December 31, 2022.

Entergy Wholesale Commodities Exit from the Merchant Power Business

In 2022, management completed its multi-year strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, including exiting the merchant nuclear power business. As a result of that strategy, management evaluated the challenges for each of the Entergy Wholesale Commodities plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. Entergy sold its FitzPatrick plant to Exelon in March 2017 and, as discussed below, transferred its Vermont Yankee plant to NorthStar in January 2019, sold its Pilgrim plant to Holtec in August 2019, sold its Indian Point plants to Holtec in May 2021, and sold its Palisades plant to Holtec in June 2022. The Palisades sale transaction included the sale of Big Rock Point, a non-operating nuclear facility in Michigan. Entergy also sold the Rhode Island State Energy Center, a natural gas-fired combined cycle generating plant, in December 2015.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Nuclear Vermont Yankee had an outstanding credit facility that was used to pay for dry fuel storage costs. This credit facility was guaranteed by Entergy Corporation. A subsidiary of Entergy assumed the obligations under the credit facility, and it remains outstanding. At the closing of the sale transaction, NorthStar caused Entergy Nuclear Vermont Yankee, renamed NorthStar Vermont Yankee, to issue a $139 million promissory note to the Entergy subsidiary that assumed the credit facility obligations. The amount of the note includes the balance outstanding on the credit facility, as well as borrowing fees and costs incurred by Entergy in connection with the credit facility. See Note 4 to the financial statements for details of the Vermont Yankee credit facility.

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

Shutdown and Sale of Indian Point 2 and Indian Point 3

Pursuant to a January 2017 settlement agreement among Entergy, New York State, several New York State agencies, and Riverkeeper, Inc., Indian Point 2 ceased commercial operations on April 30, 2020, and Indian Point 3 ceased commercial operations on April 30, 2021. In April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3 to a Holtec subsidiary for decommissioning the plants. The NRC issued an order approving the transfer of the Indian Point licenses in November 2020. In April 2021, Entergy and Holtec filed a joint settlement proposal with the New York Public Service Commission (NYPSC) that resolved all issues among all interested parties, including several New York State agencies and the local taxing jurisdictions. In May 2021 the NYPSC approved the joint settlement proposal and the transaction.

Indian Point 2 was shut down in April 2020 and defueled in May 2020, and Indian Point 3 was shut down in April 2021 and defueled in May 2021. The transaction closed in May 2021. The sale included the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units. The transaction resulted in a charge of $340 million ($268 million net-of-tax) in the second quarter of 2021. See Note 14 to the financial statements for further discussion of the sale of the Indian Point Energy Center.

Shutdown and Sale of Palisades

Almost all of the Palisades output was sold under a power purchase agreement with Consumers Energy, entered into when the plant was acquired in 2007, that was scheduled to expire in 2022. In December 2016, Entergy reached an agreement with Consumers Energy to amend the existing PPA to terminate early, on May 31, 2018. Pursuant to the agreement to amend the PPA, Consumers Energy would pay Entergy $172 million for the early termination of the PPA. The PPA amendment agreement was subject to regulatory approvals, including approval by

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
the Michigan Public Service Commission. Separately, Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle.

In September 2017 the Michigan Public Service Commission issued an order conditionally approving the PPA amendment transaction, but only granting Consumers Energy recovery of $136.6 million of the $172 million requested early termination payment. As a result, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy continued to operate Palisades under the existing PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned.

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

In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. In February 2021 several parties filed with the NRC petitions to intervene and requests for hearing challenging the license transfer application. In March 2021, Entergy and Holtec filed answers opposing the petitions to intervene and hearing requests, and the petitioners filed replies. In March 2021 an additional party also filed a petition to intervene and request for hearing. Entergy and Holtec filed an answer to the March 2021 petition in April 2021. The NRC issued an order approving the application in December 2021, subject to the NRC’s authority to condition, revise, or rescind the approval order based on the resolution of four pending requests for hearing. These petitions and requests for hearing remained pending with the NRC at the time of the closing of the Palisades transaction. In July 2022 the NRC issued an order granting the Michigan Attorney General’s petition hearing request. The hearing was held in February 2023.

Palisades was shut down in May 2022 and defueled in June 2022. The transaction closed in June 2022. The sale included the transfer of the nuclear decommissioning trust and the asset retirement obligation for spent fuel management and plant decommissioning. The transaction resulted in a gain of $166 million ($130 million net-of-tax) in the second quarter of 2022. See Note 14 to the financial statements for further discussion of the sale of the Palisades plant.

Other Business Activities

In addition, Entergy Wholesale Commodities includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. Entergy Wholesale Commodities also provides decommissioning-related services to nuclear power plants owned by non-affiliated entities in the United States.

In April 2022, Entergy and Nebraska Public Power District signed an agreement to mutually terminate the management support services contract, under which Entergy provided plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska, effective July 31, 2022.

In October 2022, Entergy sold its 50% membership interest in RS Cogen, L.L.C., an unconsolidated joint venture which owns the RS Cogen plant, to a subsidiary of the other 50% equity partner. Entergy sold its 50% membership interest in RS Cogen, L.L.C. for approximately $5 million with no resulting income statement effect.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Costs Associated with Exit of the Entergy Wholesale Commodities Business

Entergy incurred approximately $3 million in costs in 2022, $12 million in costs in 2021, and $71 million in costs in 2020 associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business, primarily employee retention and severance expenses and other benefits-related costs and contracted economic development contributions. See Note 13 to the financial statements for further discussion of these costs.

Entergy Wholesale Commodities incurred $1 million in 2022, $7 million in 2021, and $19 million in 2020 of impairment charges primarily related to nuclear fuel spending and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See Note 14 to the financial statements for further discussion of the impairment charges.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in equity resulting from the settlement of approximately $870 million of equity forward sales agreements, partially offset by the net issuance of debt in 2022. See Note 7 to the financial statements for discussion of the forward sales agreements and Note 5 to the financial statements for a discussion of long-term debt.

	December 31, 2022	December 31, 2021
Debt to capital	66.9%	69.5%
Effect of excluding securitization bonds	(0.3%)	(0.1%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	66.6%	69.4%
Effect of subtracting cash	(0.1%)	(0.3%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	66.5%	69.1%

(a)Calculation excludes the Entergy New Orleans and Entergy Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of December 31, 2022, 18.6% of the debt outstanding is at the parent company, Entergy Corporation, 80.9% is at the Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements. Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
The Utility operating companies and System Energy seek to optimize their capital structures in accordance with regulatory requirements and to control their cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that their operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend to their parent, to the extent funds are legally available to do so, or both, in appropriate amounts to maintain the capital structure. To the extent that their operating cash flows are insufficient to support planned investments, the Utility operating companies and System Energy may issue incremental debt or reduce dividends, or both, to maintain their capital structures. In addition, Entergy may make equity contributions to the Utility operating companies and System Energy to maintain their capital structures in certain circumstances such as financing of large transactions or payments that would materially alter the capital structure if financed entirely with debt and reduced dividends.

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2022. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2022. The amounts below include payments on System Energy’s Grand Gulf sale-leaseback transaction, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2023	2024	2025	2026-2027	after 2027
	(In Millions)
Utility	$2,936	$2,879	$1,364	$3,686	$23,098
Entergy Wholesale Commodities	141	—	—	—	—
Parent and Other	99	99	897	1,066	3,103
Total	$3,176	$2,978	$2,261	$4,752	$26,201

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2022 was 2.97% on the drawn portion of the facility.

As of December 31, 2022, amounts outstanding and capacity available under the $3.5 billion credit facility are:

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of December 31, 2022, Entergy Corporation had $827.6 million of commercial paper outstanding. The weighted-average interest rate for the year ended December 31, 2022 was 2.09%.

Finance lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2023	2024	2025	2026-2027	after 2027
	(In Millions)
Finance lease payments	$16	$15	$13	$21	$11

Leases are discussed in Note 10 to the financial statements.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2022 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2022	Letters of Credit Outstanding as of December 31, 2022
Entergy Arkansas	April 2023	$25 million (b)	5.98%	—	—
Entergy Arkansas	June 2027	$150 million (c)	5.55%	—	—
Entergy Louisiana	June 2027	$350 million (c)	7.75%	$50 million	—
Entergy Mississippi	April 2023	$10 million (d)	5.92%	—	—
Entergy Mississippi	April 2023	$45 million (d)	5.92%	—	—
Entergy Mississippi	April 2023	$40 million (d)	5.92%	—	—
Entergy Mississippi	July 2024	$150 million	5.55%	—	—
Entergy New Orleans	June 2024	$25 million (c)	6.01%	—	—
Entergy Texas	June 2027	$150 million (c)	5.67%	—	$1.1 million

(a)The interest rate is the estimated interest rate as of December 31, 2022 that would have been applied to outstanding borrowings under the facility.
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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2022:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2022 (a) (b)
Entergy Arkansas	$25 million	0.78%	$5.6 million
Entergy Louisiana	$125 million	0.78%	$20.0 million
Entergy Mississippi	$65 million	0.78%	$6.7 million
Entergy New Orleans	$15 million	1.63%	$1.0 million
Entergy Texas	$80 million	0.875%	$34.8 million

(a)As of December 31, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $2.4 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.
(b)As of December 31, 2022, in addition to the $6.7 million in MISO letters of credit, Entergy Mississippi has $1 million in non-MISO letters of credit outstanding under this facility.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2022 on non-cancelable operating leases with a term over one year:

	2023	2024	2025	2026-2027	after 2027
	(In Millions)
Operating lease payments	$62	$54	$38	$43	$9

Leases are discussed in Note 10 to the financial statements.

Other Obligations

Entergy currently expects to contribute approximately $267 million to its pension plans and approximately $42.5 million to other postretirement plans in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 for a discussion of qualified pension and other postretirement benefits funding.

Entergy has $745 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, the Registrant Subsidiaries enter into fuel and purchased power agreements that contain minimum purchase obligations. The Registrant Subsidiaries each have rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments for 2023 through 2025.

Planned construction and capital investments	2023	2024	2025
	(In Millions)
Generation	$1,460	$2,390	$3,455
Transmission	565	1,040	960
Distribution	1,440	1,795	1,770
Utility Support	480	310	370
Total	$3,945	$5,535	$6,555

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•Investments in generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, including Walnut Bend Solar, West Memphis Solar, Driver Solar, Orange County Advanced Power Station, the St. Jacques Facility, and potential construction of additional generation.
•Investments in Entergy’s Utility nuclear fleet.
•Transmission spending to drive reliability and resilience while also supporting renewables expansion.
•Distribution and Utility Support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

For the next several years, the Utility’s owned and contracted generating capacity is projected to be adequate to meet MISO reserve requirements; however, MISO recently implemented changes to its resource adequacy construct that generally move from an annual to a seasonal design and that change the way that resources are assigned capacity credit. As a result of these changes, there may be seasonal variations in the capacity credit afforded to the Utility operating companies’ resources by MISO. Entergy is monitoring the evolution and application of these rules, which may require the Utility operating companies to procure additional capacity credits from the MISO market and in the longer-term may impact the incremental additional supply resources needed. The Utility’s supply plan initiative will continue to seek to transform its generation portfolio with new generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. Estimated capital expenditures are also subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, government actions, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

While Entergy is still assessing the effect on its planned solar projects, the investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has exacerbated previously existing supply chain disruptions, which have negatively affected the timing and cost of completion of these projects.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Renewables

Sunflower Solar

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility to be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project was being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. In December 2018, Entergy Mississippi filed a joint petition with Sunflower County Solar Project with the MPSC for Sunflower County Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar facility.  In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised in August 2019 by consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions, including: (i) that Entergy Mississippi pursue a tax equity partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. In April 2022, Entergy Mississippi confirmed mechanical completion of the Sunflower Solar facility. Pursuant to the MPSC’s April 2020 order, MS Sunflower Partnership, LLC was formed for the tax equity partnership with Entergy Mississippi as its managing member. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. In November 2022 the MPSC approved Entergy Mississippi’s July 2022 compliance filing and authorized the recovery of the costs of the Sunflower Solar facility through the interim capacity rate adjustment mechanism in the formula rate plan with rates effective in December 2022. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. Also, commercial operation at the Sunflower Solar facility commenced in September 2022. Pending the remediation of certain operational issues, final payment is expected in first quarter 2023. See Note 14 to the financial statements for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

Walnut Bend Solar

In October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar facility is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. In July 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the resource and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing was expected to occur in 2022. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations are ongoing,

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

including with respect to cost and schedule and to updates arising as a result of the Inflation Reduction Act of 2022, and the updates would require additional APSC approval. At this time, the project, if approved, is expected to achieve commercial operation in 2024.

West Memphis Solar

In January 2021, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 180 MW West Memphis Solar facility is in the public interest. In October 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the West Memphis Solar facility and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing had been expected to occur in 2023. In March 2022 the counter-party notified Entergy Arkansas that it was seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. In January 2023, Entergy Arkansas filed a supplemental application with the APSC seeking approval for a change in the transmission route and updates to the cost and schedule that were previously approved by the APSC. The project is expected to achieve commercial operation in 2024.

Driver Solar

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility is in the public interest and requested cost recovery through the formula rate plan rider. The APSC established a procedural schedule with a hearing scheduled in June 2022, but the parties later agreed to waive the hearing and submit the matter to the APSC for a decision consistent with the filed record. In August 2022 the APSC granted Entergy Arkansas’s petition and approved the acquisition of Driver Solar and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to inform the APSC as to the status of a tax equity partnership once construction is commenced. The parties are evaluating the effects of certain matters related to the Inflation Reduction Act of 2022, including the viability of a tax equity partnership. The project is expected to achieve commercial operation in 2024.

2021 Solar Certification and the Geaux Green Option

In November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources that are expected to provide $242 million in net benefits to Entergy Louisiana’s customers. These resources, all of which would be constructed in Louisiana, include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility have estimated in service dates in 2024, and the Vacherie Facility and the St. Jacques Facility have estimated in service dates in 2025. The filing proposed to recover the costs of the power purchase agreements through the fuel adjustment clause and the formula rate plan and the acquisition costs through the formula rate plan.

The proposed Rider GGO is a voluntary rate schedule that will enhance Entergy Louisiana’s ability to help customers meet their sustainability goals by allowing customers to align some or all of their electricity requirements with renewable energy from the resources. Because subscription fees from Rider GGO participants would help to offset the cost of the resources, the design of Rider GGO also preserves the benefits of the 2021 Solar Portfolio for non-participants by providing them with the reliability and capacity benefits of locally-sited solar generation at a discounted price.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG), and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complied with applicable LPSC orders. The LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022 the LPSC staff and LEUG filed cross-answering testimony concerning each other’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement. Following the LPSC approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities until the later of March 2023 or the completion of an environmental and economic impact study, which is ongoing. This development may potentially affect the size and final in service dates of the Vacherie and St. Jacques facilities.

Other Generation

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022 the PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. The hearing on the merits was held in June 2022, and post-hearing briefs were submitted in July 2022. In September 2022 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application for certification of Orange County Advanced Power Station subject to certain conditions, including a cap on cost recovery at $1.37 billion, the exclusion of investment associated with co-firing hydrogen, weatherization requirements, and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate. In October 2022 the parties in the proceeding filed exceptions and replies to exceptions to the proposal for decision. Also in October 2022, Entergy Texas filed with the PUCT information regarding a new fixed pricing option for an estimated project cost of approximately $1.55 billion associated with Entergy Texas’s issuance of limited notice to proceed by mid-November 2022. In November 2022 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station without the investment associated with hydrogen co-firing capability, without a cap on cost recovery, and subject to certain conditions, including weatherization requirements and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate.

In December 2022, Texas Industrial Energy Consumers and Sierra Club filed motions for rehearing of the PUCT’s final order alleging the PUCT erred in granting the certification of the Orange County Advanced Power Station, in not imposing a cost cap, in including certain findings related to the reasonableness of Entergy Texas’s request for proposals from which the Orange County Advanced Power Station was selected, and in other regards. Also in December 2022, Entergy Texas filed a response to the motions for rehearing refuting the points raised therein. In January 2023 the PUCT issued letters noting that it voted to consider Texas Industrial Energy

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Consumers’ motion for rehearing at its upcoming January 2023 open meeting and voted not to consider Sierra Club’s motion for rehearing at an open meeting. At the January 2023 open meeting, the PUCT voted to grant Texas Industrial Energy Consumers’ motion for rehearing for the limited purpose of issuing an order on rehearing that excludes three findings related to Entergy Texas’s request for proposals. The order on rehearing does not change the PUCT’s certification of the Orange County Advanced Power Station or the conditions placed thereon in the PUCT’s November 2022 final order. Entergy Texas also is pursuing environmental permitting that is required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by mid-2026.

System Resilience and Storm Hardening

Entergy Louisiana

In December 2022, Entergy Louisiana filed an application seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I reflects the first five years of a ten-year resilience plan and includes investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. A procedural schedule has not yet been adopted in this docket.

Entergy New Orleans

In October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. The docket will identify a plan for storm hardening and resiliency projects with other stakeholders. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over 10 years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects, with final comments on that filing due July 2023.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. At its January 2023 meeting, the Board declared a dividend of $1.07 per share. Entergy paid $842 million in 2022, $775 million in 2021, and $748 million in 2020 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2022, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•internally generated funds;
•cash on hand ($224 million as of December 31, 2022);
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

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy. The City Council has concurrent jurisdiction over Entergy New Orleans’s securities issuances with maturities longer than one year. The APSC has concurrent jurisdiction over Entergy Arkansas’s issuances of securities secured by Arkansas property, including first mortgage bond issuances. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits and long-term financing authorization for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through October 2023. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2023. Entergy New Orleans also has obtained long-term financing authorization from the City Council that extends through December 2023. Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained long-term financing authorization from the FERC that extends through October 2023 for issuances by the nuclear fuel company variable interest entities. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Equity Issuances and Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may also enter into forward sale agreements for the sale of its common stock. Initially, the aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement could not exceed an aggregate gross sales price of $1 billion. In May 2022, Entergy increased the aggregate gross sales price authorized under the at the market equity distribution program by $1 billion. Through

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

2021 and 2022, Entergy utilized the equity distribution program either to sell or to enter into forward sale agreements with respect to shares of common stock with an aggregate gross sales price of approximately $1 billion, of which approximately $870 million of aggregate gross sales price was the subject of forward sale agreements and was subject to adjustment pursuant to the forward sale agreements. Entergy settled the forward sales agreements in November 2022 for cash proceeds of $853 million. Entergy Corporation currently expects to issue approximately $130 million of equity through 2024. See Note 7 to the financial statements for discussion of the forward sales agreements and common stock issuances and sales under the equity distribution program.

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

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review.

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

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust to purchase 31,635,718.7221 Class A preferred, non-voting membership interest units (the preferred membership interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2022 on the preferred membership interests issued to the storm trust. These annual dividends received by the storm trust will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust. Specifically, 1% of the annual dividends received by the storm trust will be distributed to the LURC, for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred membership interests have a stated annual cumulative cash dividend rate of 7% and a liquidation price of $100 per unit. The terms of the preferred membership interests include certain financial covenants to which Entergy Finance Company is subject.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of June 2022 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company distributed $1.4 billion to its parent, Entergy Holdings Company, LLC, a company wholly-owned and consolidated by Entergy. Subsequently, Entergy Holdings Company liquidated, distributing the $1.4 billion it received from Entergy Finance Company to Entergy Louisiana as holder of 6,843,780.24 units of Class A, 4,126,940.15 units of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Class B, and 2,935,152.69 units of Class C preferred membership interests. Entergy Louisiana had acquired these preferred membership interests with proceeds from previous securitizations of storm restoration costs. Entergy Finance Company loaned the remaining $1.7 billion from the preferred membership interests proceeds to Entergy which used the cash to redeem $650 million of 4.00% Series senior notes due July 2022 and indirectly contributed $1 billion to Entergy Louisiana as a capital contribution.

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

As discussed in Note 3 to the financial statements, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was partially offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 17 to the financial statements, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. A procedural motion to consider the uncontested settlement at the December 2022 LPSC meeting did not pass and the settlement was not voted on. In January 2023 an ALJ with the LPSC conducted a settlement hearing to receive the uncontested settlement and supporting testimony into evidence and issued a report

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
of proceedings, which allows the LPSC to consider the uncontested settlement without the procedural motion that did not pass in December. In January 2023, the LPSC staff approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications do not affect the staff’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. The LPSC order is not yet final and non-appealable due to the forty-five day appeal period. In February 2023 the Louisiana Bond Commission voted to authorize the LCDA to issue the bonds authorized in the LPSC’s financing order; the bond rating and marketing process has yet to occur.

Hurricane Ida (Entergy New Orleans)

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

Additionally, in February 2022, Entergy New Orleans and the LURC filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. In August 2022 the City Council’s advisors recommended that the City Council authorize a single securitization bond issuance to fund Entergy New Orleans’s storm recovery reserves to an amount sufficient to: (1) allow recovery of all of Entergy New Orleans’s unrecovered storm recovery costs following Hurricane Ida, subject to City Council review and certification; (2) provide initial funding of storm recovery reserves for future storms to a level of $75 million; and (3) fund the storm recovery bonds’ upfront financing costs. In September 2022, Entergy New Orleans and the City Council’s advisors entered into an agreement in principle, which was approved by the City Council along with a financing order in October 2022, authorizing Entergy New Orleans and the LURC to proceed with a single securitization bond issuance of approximately $206 million (subject to further adjustment and review pursuant to the Final Issuance Advice Letter process set forth in the financing order), with $125 million of that total to be used for interim recovery, subject to City Council review and certification, to be allocated to unrecovered Hurricane Ida storm recovery costs; $75 million of that total to provide for a storm recovery reserve for future storms; and the remainder to fund the recovery of the storm recovery bonds’ upfront financing costs.

In December 2022, Entergy New Orleans and the LURC filed with the City Council the Final Issuance Advice Letter for a securitization bond issuance in the amount of $209.3 million, the final structuring, terms, and pricing of which were approved by the City Council in accordance with the financing order. Also in December 2022, the LCDA issued $209.3 million in bonds pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act, Part V-B of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana Regular Session of 2021. The LCDA loaned $201.8 million of bond proceeds, net of certain debt service and issuance costs, to the LURC. The LURC used the proceeds to purchase from Entergy New Orleans the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

storm recovery property, which is the right to collect storm recovery charges sufficient to pay the storm recovery bonds and associated financing costs, and Entergy New Orleans deposited $200 million in a restricted storm reserve escrow account as a storm damage reserve for Entergy New Orleans and received directly $1.8 million in estimated upfront financing costs. Subsequently, Entergy New Orleans withdrew $125 million from the newly securitized storm reserve to cover Hurricane Ida storm recovery costs, subject to a final determination from the City Council regarding the prudency of the storm recovery costs.

Entergy and Entergy New Orleans do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy or Entergy New Orleans in the event of a bond default. To service the bonds, Entergy New Orleans collects a storm recovery charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy and Entergy New Orleans do not report the collections as revenue because Entergy New Orleans is merely acting as the billing and collection agent for the LURC.

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

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement. As a result of the financing order, Entergy Texas reclassified $153 million from utility plant to other regulatory assets.

In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured system restoration bonds (securitization bonds). With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the system restoration charge effective with the first billing cycle of May 2022 and the system restoration charge is expected to remain in place up to 15 years. See Note 5 to the financial statements for a discussion of the April 2022 issuance of the securitization bonds.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(In Millions)
Cash and cash equivalents at beginning of period	$443	$1,759	$426

Net cash provided by (used in):
Operating activities	2,585	2,301	2,690
Investing activities	(5,710)	(6,179)	(4,772)
Financing activities	2,906	2,562	3,415
Net increase (decrease) in cash and cash equivalents	(219)	(1,316)	1,333

Cash and cash equivalents at end of period	$224	$443	$1,759

2022 Compared to 2021

Operating Activities

Net cash flow provided by operating activities increased by $284 million in 2022 primarily due to:

•higher collections from Utility customers;
•a decrease of $283 million in storm spending primarily due to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Hurricane Ida, and Winter Storm Uri restoration efforts in 2021. See Note 2 to the financial statements for discussion of recent storms;
•proceeds of $202 million received from the LURC in December 2022 from the Entergy New Orleans securitization. See Note 2 to the financial statements for discussion of the Entergy New Orleans securitization;
•a decrease of $80 million in severance and retention payments in 2022 as compared to 2021. See Note 13 to the financial statements for a discussion of the severance and retention payments related to Entergy Wholesale Commodities. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of Entergy Wholesale Commodities’ exit from the merchant power business; and
•a decrease of $70 million in income tax payments in 2022 as compared to 2021. Entergy had net income tax payments in 2022 primarily related to estimated federal and state income taxes. Entergy had net income tax payments in 2021 related to state income taxes and federal estimated taxes, offset by federal income tax refunds received associated with the completion of the 2014-2015 IRS audit.

The increase was partially offset by:

•increased fuel costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•lower cash from Entergy Wholesale Commodities plant operations in 2022. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of Entergy Wholesale Commodities’ exit from the merchant power business;
•payments to vendors, including timing and an increase in Utility cost of operations;
•an increase of $114 million in pension contributions in 2022 as compared to 2021. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding; and

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $59 million in interest paid.

Investing Activities

Net cash flow used in investing activities decreased by $469 million in 2022 primarily due to:

•a decrease of $915 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022 and lower spending in 2022 on advanced metering infrastructure, partially offset by higher capital expenditures as a result of increased development in the Utility operating companies’ service areas and increased investment in the reliability and infrastructure of the distribution system;
•a decrease of $326 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2022, partially offset by a higher scope of work on projects performed in 2022 as compared to 2021; and
•the purchase of the Hardin County Peaking Facility by Entergy Texas in June 2021 for approximately $37 million and the purchase of the Searcy Solar facility by the Entergy Arkansas tax equity partnership in December 2021 for approximately $132 million. See Note 14 to the financial statements for discussion of the Hardin County Peaking Facility and the Searcy Solar facility purchases.

The decrease was partially offset by:

•net payments to storm reserve escrow accounts of $369 million in 2022 compared to net receipts from storm reserve escrow accounts of $83 million in 2021;
•an increase of $162 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022;
•the initial payment of approximately $105 million in May 2022 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership. See Note 14 to the financial statements for discussion of the Sunflower Solar facility purchase;
•an increase of $79 million in decommissioning trust fund investment activity;
•an increase of $57 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $52 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022.

Financing Activities

Net cash flow provided by financing activities increased by $344 million in 2022 primarily due to:

•proceeds from securitization of $3,164 million received by the storm trust at Entergy Louisiana in 2022;
•an increase of $652 million in net sales proceeds from the issuance of common stock under the at the market equity distribution program in 2022 as compared to 2021. See Note 7 to the financial statements for discussion of the equity distribution program; and
•an increase of $53 million in net issuances of commercial paper in 2022 compared to 2021.

The increase was partially offset by long-term debt activity providing approximately $24 million of cash in 2022 compared to providing approximately $3,481 million in 2021 and an increase of $67 million in common stock dividends paid as a result of an increase in the dividend paid per share in 2022 compared to 2021.

See Note 2 to the financial statements for a discussion of the Entergy Louisiana securitization. See Note 4 to the financial statements for details of Entergy’s commercial paper program. See Note 5 to the financial statements for details of long-term debt.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow Activity” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 for discussion of operating, investing, and financing cash flow activities for 2021 compared to 2020.

Rate, Cost-recovery, and Other Regulation

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that the Utility operating companies charge for their services significantly influence Entergy’s financial position, results of operations, and liquidity. These companies are regulated, and the rates charged to their customers are determined in regulatory proceedings. Governmental agencies, including the APSC, the LPSC, the MPSC, the City Council, and the PUCT, are primarily responsible for approval of the rates charged to customers. Following is a summary of the Utility operating companies’ authorized returns on common equity:

Company	Authorized Return on Common Equity

Entergy Arkansas	9.15% - 10.15%
Entergy Louisiana	9.0% - 10.0% Electric; 9.3% - 10.3% Gas
Entergy Mississippi	9.19% - 11.37%
Entergy New Orleans	8.85% - 9.85%
Entergy Texas	9.65%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The current return on equity and capital structure of System Energy are currently the subject of complaints filed by certain of the operating companies’ retail regulators. The current return on equity under the Unit Power Sales Agreement is 10.94% for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans, while Entergy Mississippi’s return on equity under the Unit Power Sales Agreement is 9.65% due to the System Energy settlement with the MPSC. Prior to each operating company’s termination of participation in the System Agreement (Entergy Arkansas in December 2013, Entergy Mississippi in November 2015, and Entergy Louisiana, Entergy New Orleans, and Entergy Texas, each in August 2016), the Utility operating companies engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which was a rate schedule approved by the FERC. Certain of the Utility operating companies’ retail regulators are pursuing litigation involving the System Agreement at the FERC and in federal courts. See Note 2 to the financial statements for discussion of the complaints filed with the FERC challenging System Energy’s return on equity and capital structure, System Energy’s treatment of uncertain tax positions and the Grand Gulf sale leaseback arrangement, rates charged under the Unit Power Sales Agreement, LPSC petition for writ of mandamus, prudence of Grand Gulf’s operations and 2012 extended power uprate, System Energy formula rate annual protocols formal challenge concerning 2020 calendar year bills, and the System Energy settlement with the MPSC.

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
•The interest rate and equity price risk associated with Entergy’s investments in nuclear plant decommissioning trust funds. See Note 16 to the financial statements for details regarding Entergy’s decommissioning trust funds.
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

Entergy Wholesale Commodities Portfolio

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At December 31, 2022, based on power prices at that time, Entergy had liquidity exposure of $8 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral.

Nuclear Matters

Entergy’s Utility business includes the ownership and operation of nuclear generating plants and is, therefore, subject to the risks related to such ownership and operation. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, including the financial requirements to address emerging issues related to equipment reliability, to position Entergy’s nuclear fleet to meet its operational goals; the performance and capacity factors of these nuclear plants; the risk of an adverse outcome to a challenge to the prudence of operations at Grand Gulf; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident.

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

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022; however, Waterford 3 is expected to remain in Column 2 until third quarter 2023 based on a subsequent radiation monitor calibration issue.

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

Nuclear Decommissioning Costs

Entergy subsidiaries own nuclear generation facilities in the Utility operating segment. Regulations require Entergy subsidiaries to decommission the nuclear power plants after each facility is taken out of service, and cash is deposited in trust funds during the facilities’ operating lives in order to provide for this obligation. Entergy conducts periodic decommissioning cost studies to estimate the costs that will be incurred to decommission the facilities. The following key assumptions have a significant effect on these estimates.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by factors ranging from approximately 2% to 3% annually. A 50-basis point change in this assumption could change the estimated present value of the decommissioning liabilities by approximately 10% to 17%. The timing assumption influences the significance of the effect of a change in the estimated inflation or cost escalation rate because the effect increases with the length of time assumed before decommissioning activity ends.
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

Revisions of estimated decommissioning costs that decrease the liability also result in a decrease in the asset retirement cost asset. Revisions of estimated decommissioning costs that increase the liability result in an increase in the asset retirement cost asset, which is then depreciated over the asset’s remaining economic life. See Note 9 to the financial statements for further discussion of asset retirement obligations.

Utility Regulatory Accounting

Entergy’s Utility operating companies and System Energy are subject to retail regulation by their respective state and local regulators and to wholesale regulation by the FERC. Because these regulatory agencies set the rates the Utility operating companies and System Energy are allowed to charge customers based on allowable costs, including a reasonable return on equity, the Utility operating companies and System Energy apply accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be returned to customers through future regulated rates or (2) billings in advance of expenditures for approved regulatory programs. See Note 2 to the financial statements for a discussion of rate and regulatory matters, including details of Entergy’s and the Registrant Subsidiaries’ regulatory assets and regulatory liabilities.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

Impairment of Long-lived Assets

Entergy has significant investments in long-lived assets in its Utility operating segment, and Entergy evaluates these assets against the market economics and regulatory conditions under the accounting rules for impairment when there are indications that the carrying amount of an asset or asset group may not be recoverable. This evaluation involves a significant degree of estimation and uncertainty.

In June 2022, Entergy completed its multi-year strategy to shut down and sell each of the plants in Entergy Wholesale Commodities’ merchant nuclear fleet. In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets were subject to impairment if adverse market or regulatory conditions arose, particularly if it led to a decision or an expectation that Entergy would operate or own a plant for a shorter period than previously expected; if there was a significant adverse change in the physical condition of a plant; or, if capital investment in a plant significantly exceeded previously-expected amounts. See Note 14 to the financial statements for a discussion of impairment conclusions related to the Entergy Wholesale Commodities nuclear plants.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
taxes for Entergy which were recorded in 2020. Additionally, both System Energy and Entergy Louisiana, in 2020, recorded a reduction to their balances of unrecognized tax benefits for federal and state taxes of $461 million and $1.1 billion, respectively.

See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017, and see “Income Tax Legislation” above for discussion of the effects of the Inflation Reduction Act of 2022.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In 2021, Entergy confirmed its liability-driven investment strategy for its pension assets, which recommended that the target asset allocation adjust dynamically over time, based on the funded status of the plan, to an ultimate allocation of 26% equity securities and 74% fixed income securities. The ultimate asset allocation is expected to be attained when the plan is 110% funded. The target pension asset allocation for 2022 was 65% equity and 35% fixed income securities.

In 2017, Entergy implemented a new asset allocation strategy for its non-taxable and taxable other postretirement assets, based on the funded status of each sub-account within each trust. The new strategy no longer focuses on targeting an overall asset allocation for each trust, but rather a target asset allocation for each sub-account within each trust that adjusts dynamically based on the funded status. The 2022 weighted average target postretirement asset allocation is 42% equity and 58% fixed income securities. See Note 11 to the financial statements for discussion of the current asset allocations for Entergy’s pension and other postretirement assets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Costs and Sensitivities

The estimated 2023 and actual 2022 qualified pension and other postretirement costs and related underlying assumptions and sensitivities are shown below:

Costs	Estimated 2023	2022
	(In Millions)
Qualified pension cost	$102	$390.5 (a)
Other postretirement income	($13.8)	($12.6)

Assumptions	2023	2022
Discount rates
Qualified pension
Service cost	5.26%	3.07%
Interest cost	5.16%	2.49%

Other postretirement
Service cost	5.00%	3.20%
Interest cost	5.09%	2.31%

Expected long-term rates of return
Qualified pension assets	7.00%	6.75%
Other postretirement - non-taxable assets	6.00% - 7.00%	5.75% - 6.75%
Other postretirement - taxable assets - after tax rate	5.25%	4.75%

Weighted-average rate of increase in future compensation	3.98% - 4.40%	3.98% - 4.40%

Assumed health care cost trend rates
Pre-65 retirees	6.65%	5.65%
Post-65 retirees	7.50%	5.90%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond
Pre-65 retirees	2032	2032
Post-65 retirees	2032	2032

(a)    In 2022, qualified pension cost included settlement costs of $230.4 million.

Actual asset returns have an effect on Entergy’s qualified pension and other postretirement costs. In 2022, Entergy’s actual annual return on qualified pension assets was approximately (18%) and for other postretirement assets was approximately (15%), as compared with the 2022 expected long-term rates of return discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2023 Qualified Pension Cost	Impact on 2022 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$6	$150
Rate of return on plan assets	(0.25%)	$14	$—
Rate of increase in compensation	0.25%	$5	$23

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2023 Postretirement Benefit Cost	Impact on 2022 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$1	$22
Health care cost trend	0.25%	$3	$17

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Employer Contributions

Entergy contributed $470 million to its qualified pension plans in 2022. Entergy estimates pension contributions will be approximately $267 million in 2023; although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

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

Entergy contributed $52.8 million to its postretirement plans in 2022 and plans to contribute $42.5 million in 2023.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Complaints Against System Energy

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf. System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.  System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of the sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and a prudence complaint challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. See Note 2 to the financial statements for discussion of these proceedings.

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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2022.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2022. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

ANDREW S. MARSH Chairman of the Board and Chief Executive Officer of Entergy Corporation	KIMBERLY A. FONTAN
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

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

Rate and Regulatory Matters —Entergy Corporation and Subsidiaries—Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Corporation is subject to rate regulation by the Arkansas Public Service Commission, Louisiana Public Service Commission, Mississippi Public Service Commission, City Council of New Orleans, Louisiana, and Public Utility Commission of Texas (the “Commissions”), which have jurisdiction with respect to the rates of electric companies in Arkansas, Louisiana, Mississippi, Texas, and the City of New Orleans, and to wholesale rate regulation by the Federal Energy Regulatory Commission (“FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the (1) likelihood of recovery in future rates of incurred costs, (2) likelihood of refunds to customers, and (3) ongoing complaints filed with the FERC against System Energy Resources, Inc. (“SERI”). Auditing management’s judgments regarding the outcome of future decisions by the Commissions and the FERC involved specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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

•We read relevant regulatory orders issued by the Commissions and the FERC for the Corporation, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, including the annual formula rate plan filings, base rate case filings, and open complaints filed with the FERC against SERI, including the Return on Equity and Capital Structure Complaints, the Grand Gulf Sale-Leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue, the Unit Power Sales Agreement Complaint, the Grand Gulf Prudence Complaint, and the SERI Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills, we inspected the Corporation’s and intervenors’ filings with the Commissions and the FERC, initial Administrative Law Judge decisions and FERC orders issued, and settlement offers and agreements with the Commissions for any evidence that might contradict management’s assertions.

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

Securitization Financing—Storm Cost Recovery Filings with Retail Regulators—Entergy Corporation and Subsidiaries—Refer to Note 2 to the financial statements

Critical Audit Matter Description

Hurricane Laura, Hurricane Delta, and Hurricane Zeta in 2020 and Winter Storm Uri and Hurricane Ida in 2021 caused significant damage to portions of the Corporation’s service area within the state of Louisiana. In March 2022, the Louisiana Public Service Commission (“LPSC”) issued a Financing Order authorizing financing of $3.186 billion of system restoration costs utilizing the securitization process authorized by Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021 (“Act 55, as supplemented by Act 293”). In May 2022, the securitization financing closed, resulting in the issuance of $3.194 billion principal amount bonds by Louisiana Local Government Environmental Facilities and Community Development Authority (“LCDA”), a political subdivision of the State of Louisiana. The LCDA loaned the proceeds to the Louisiana Utilities Restoration Corporation (“LURC”), and the LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust I (the “storm trust”). The Corporation and the LURC each hold beneficial interests in the storm trust.

The Corporation does not report the bonds issued by the LCDA on its balance sheet because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The Corporation collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. The Corporation does not report the collection of system restoration charges as revenue because the Corporation is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial. The Corporation consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as a noncontrolling interest in the financial statements.

We identified management’s conclusion that the bonds issued by the LCDA are the obligation of the LCDA as a critical audit matter due to the significant judgments made by management to support its conclusion. Auditing management’s judgments involved especially subjective judgment and specialized knowledge of accounting for securitization financing transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Act 55, as supplemented by Act 293, securitization financing included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the accounting impact of this securitization financing transaction, including the conclusion that the bonds issued by the LCDA are the obligation of the LCDA.

•We evaluated the Corporation’s disclosures related to the impacts of the Act 55, as supplemented by Act 293, securitization financing, including the balances recorded.

•We read relevant regulatory and financing orders issued by the LPSC for the Corporation, the LURC, and the LCDA, and evaluated the external information to compare to management’s conclusions.

•We obtained an analysis from management and support from the Corporation’s internal and external legal counsel regarding the legal status of the bonds issued by the LCDA and the system restoration property granted to the LURC to assess management’s assertion that the bonds issued by the LCDA are the obligation of the LCDA.

•With the assistance of professionals in our firm having expertise and experience in addressing the accounting for securitization financing transactions by regulated utilities, we evaluated the Company’s conclusion, including the conclusion that the bonds issued by the LCDA are the obligation of the LCDA.

Uncertain Tax Positions—Entergy Corporation and Subsidiaries—Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Corporation accounts for uncertain income tax positions under a two-step approach with a more likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. The Corporation has uncertain tax positions which require management to make significant judgments and assumptions to determine whether available information supports the assertion that the recognition threshold is met, particularly related to the technical merits and facts and circumstances of each position, as well as the probability of different potential outcomes. These uncertain tax positions could be significantly affected by events such as additional transactions contemplated or consummated by the Corporation as well as audits by taxing authorities of the tax positions. The net unrecognized tax benefit associated with the uncertain tax positions related to the Act 55, as supplemented by Act 293, securitization financing is $569 million at December 31, 2022. The securitization provides for a tax accounting permanent difference resulting in a net reduction of income tax expense in second quarter 2022 of approximately $283 million, after taking into account a provision for uncertain tax positions.

Given the significant judgments made by management, we identified management’s conclusion that these uncertain tax positions met the more-likely-than-not recognition threshold as a critical audit matter. Auditing management’s judgments regarding these uncertain tax positions involved specialized knowledge of uncertain tax positions and significant auditor judgment to evaluate the subjectivity of audit evidence.

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

•Obtaining an opinion from the Corporation’s external legal counsel regarding certain federal income tax consequences related to the Act 55, as supplemented by Act 293 securitization financing and evaluating whether the analysis was consistent with our interpretation of the relevant laws and circumstances.

•Considering the impact of changes or settlements in the tax environment on management’s methods and assumptions used to estimate the uncertain tax positions.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2023

We have served as the Corporation’s auditor since 2001.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$13,186,845	$10,873,995	$9,046,643
Natural gas	233,920	170,610	124,008
Competitive businesses	343,472	698,291	942,985
TOTAL	13,764,237	11,742,896	10,113,636

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	3,732,851	2,458,096	1,564,371
Purchased power	1,561,544	1,271,677	904,268
Nuclear refueling outage expenses	156,032	172,636	184,157
Other operation and maintenance	3,038,459	2,968,621	3,002,626
Asset write-offs, impairments, and related charges (credits)	(163,464)	263,625	26,623
Decommissioning	224,076	306,411	381,861
Taxes other than income taxes	733,538	660,290	652,840
Depreciation and amortization	1,761,023	1,684,286	1,613,086
Other regulatory charges (credits) - net	669,403	111,628	14,609
TOTAL	11,713,462	9,897,270	8,344,441

OPERATING INCOME	2,050,775	1,845,626	1,769,195

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	72,832	70,473	119,430
Interest and investment income (loss)	(75,581)	430,466	392,818
Miscellaneous - net	(77,629)	(201,778)	(210,633)
TOTAL	(80,378)	299,161	301,615

INTEREST EXPENSE
Interest expense	940,060	863,712	837,981
Allowance for borrowed funds used during construction	(27,823)	(29,018)	(52,318)
TOTAL	912,237	834,694	785,663

INCOME BEFORE INCOME TAXES	1,058,160	1,310,093	1,285,147

Income taxes	(38,978)	191,374	(121,506)

CONSOLIDATED NET INCOME	1,097,138	1,118,719	1,406,653

Preferred dividend requirements of subsidiaries and noncontrolling interests	(6,028)	227	18,319

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$1,103,166	$1,118,492	$1,388,334

Earnings per average common share:
Basic	$5.40	$5.57	$6.94
Diluted	$5.37	$5.54	$6.90

Basic average number of common shares outstanding	204,450,354	200,941,511	200,106,945
Diluted average number of common shares outstanding	205,547,578	201,873,024	201,102,220

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

Net Income	$1,097,138	$1,118,719	$1,406,653

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $—, ($7,935), and ($14,776))	1,035	(29,754)	(55,487)
Pension and other postretirement liabilities
(net of tax expense of $46,789, $55,161, and $5,600)	146,893	195,929	22,496
Net unrealized investment gain (loss)
(net of tax expense (benefit) of ($2,231), ($28,435), and $17,586)	(7,154)	(49,496)	30,704
Other comprehensive income (loss)	140,774	116,679	(2,287)

Comprehensive Income	1,237,912	1,235,398	1,404,366
Preferred dividend requirements of subsidiaries and noncontrolling interests	(6,028)	227	18,319
Comprehensive Income Attributable to Entergy Corporation	$1,243,940	$1,235,171	$1,386,047

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,097,138	$1,118,719	$1,406,653
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,190,371	2,242,944	2,257,750
Deferred income taxes, investment tax credits, and non-current taxes accrued	(47,154)	248,719	(131,114)
Asset write-offs, impairments, and related charges (credits)	(163,464)	263,599	26,379
Changes in working capital:
Receivables	(157,267)	(84,629)	(139,296)
Fuel inventory	6,943	18,359	(27,458)
Accounts payable	(102,013)	269,797	137,457
Taxes accrued	4,263	(21,183)	207,556
Interest accrued	4,113	(10,640)	7,662
Deferred fuel costs	(393,746)	(466,050)	(49,484)
Other working capital accounts	(157,235)	(53,883)	(143,451)
Changes in provisions for estimated losses	374,079	(85,713)	(291,193)
Changes in other regulatory assets	576,859	(536,707)	(784,494)
Changes in other regulatory liabilities	(266,559)	43,631	238,669
Effect of securitization on regulatory asset	(941,035)	—	—
Changes in pension and other postretirement liabilities	(699,261)	(897,167)	50,379
Other	1,259,458	250,917	(76,149)
Net cash flow provided by operating activities	2,585,490	2,300,713	2,689,866

INVESTING ACTIVITIES
Construction/capital expenditures	(5,065,126)	(6,087,296)	(4,694,076)
Allowance for equity funds used during construction	72,832	70,473	119,430
Nuclear fuel purchases	(223,613)	(166,512)	(215,664)
Payment for purchase of plant or assets	(106,193)	(168,304)	(247,121)
Net proceeds (payments) from sale of assets	(1,195)	17,421	—
Litigation proceeds from settlement agreement	9,829	—	—
Changes in securitization account	15,514	13,669	5,099
Payments to storm reserve escrow account	(1,494,048)	(25)	(2,273)
Receipts from storm reserve escrow account	1,125,279	83,105	297,588
Decrease (increase) in other investments	(3,328)	2,343	(12,755)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	32,367	49,236	72,711
Proceeds from nuclear decommissioning trust fund sales	1,636,686	5,553,629	3,107,812
Investment in nuclear decommissioning trust funds	(1,708,901)	(5,547,015)	(3,203,057)
Net cash flow used in investing activities	(5,709,897)	(6,179,276)	(4,772,306)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	6,019,835	8,308,427	12,619,201
Treasury stock	32,042	5,977	42,600
Common stock	852,555	200,776	—
Retirement of long-term debt	(5,995,903)	(4,827,827)	(8,152,378)
Changes in credit borrowings and commercial paper - net	(373,556)	(426,312)	(319,238)
Capital contributions from noncontrolling interests	24,702	51,202	—
Proceeds from trust related to securitization	3,163,572	—	—
Other	42,761	43,221	(7,524)
Dividends paid:
Common stock	(841,677)	(775,122)	(748,342)
Preferred stock	(18,319)	(18,319)	(18,502)
Net cash flow provided by financing activities	2,906,012	2,562,023	3,415,817

Net increase (decrease) in cash and cash equivalents	(218,395)	(1,316,540)	1,333,377

Cash and cash equivalents at beginning of period	442,559	1,759,099	425,722

Cash and cash equivalents at end of period	$224,164	$442,559	$1,759,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$901,884	$843,228	$803,923
Income taxes	$28,354	$98,377	($31,228)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2022	2021
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$115,290	$44,944
Temporary cash investments	108,874	397,615
Total cash and cash equivalents	224,164	442,559
Accounts receivable:
Customer	788,552	786,866
Allowance for doubtful accounts	(30,856)	(68,608)
Other	241,702	231,843
Accrued unbilled revenues	495,859	420,255
Total accounts receivable	1,495,257	1,370,356
Deferred fuel costs	710,401	324,394
Fuel inventory - at average cost	147,632	154,575
Materials and supplies - at average cost	1,183,308	1,041,515
Deferred nuclear refueling outage costs	143,653	133,422
Prepayments and other	190,611	156,774
TOTAL	4,095,026	3,623,595

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	4,121,864	5,514,016
Non-utility property - at cost (less accumulated depreciation)	366,405	357,576
Storm reserve escrow account	401,955	33,186
Other	102,259	126,269
TOTAL	4,992,483	6,031,047

PROPERTY, PLANT, AND EQUIPMENT
Electric	64,646,911	64,263,250
Natural gas	691,970	658,989
Construction work in progress	1,844,171	1,511,966
Nuclear fuel	582,119	577,006
TOTAL PROPERTY, PLANT, AND EQUIPMENT	67,765,171	67,011,211
Less - accumulated depreciation and amortization	25,288,047	24,767,051
PROPERTY, PLANT, AND EQUIPMENT - NET	42,477,124	42,244,160

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $282,886 as of December 31, 2022 and $49,579 as of December 31, 2021)	6,036,397	6,613,256
Deferred fuel costs	241,085	240,953
Goodwill	377,172	377,172
Accumulated deferred income taxes	84,100	54,186
Other	291,804	269,873
TOTAL	7,030,558	7,555,440

TOTAL ASSETS	$58,595,191	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2022	2021
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$2,309,037	$1,039,329
Notes payable and commercial paper	827,621	1,201,177
Accounts payable	1,777,590	2,610,132
Customer deposits	424,723	395,184
Taxes accrued	424,091	419,828
Interest accrued	195,264	191,151
Deferred fuel costs	—	7,607
Pension and other postretirement liabilities	104,845	68,336
Current portion of unprotected excess accumulated deferred income taxes	—	53,385
Sale-leaseback/depreciation regulatory liability	103,497	—
Other	202,779	204,613
TOTAL	6,369,447	6,190,742

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,818,837	4,706,797
Accumulated deferred investment tax credits	211,220	211,975
Regulatory liability for income taxes-net	1,258,276	1,255,692
Other regulatory liabilities	2,324,590	2,643,845
Decommissioning and asset retirement cost liabilities	4,271,531	4,757,084
Accumulated provisions	531,201	157,122
Pension and other postretirement liabilities	1,213,555	1,949,325
Long-term debt (includes securitization bonds of $292,760 as of December 31, 2022 and $83,639 as of December 31, 2021)	23,623,512	24,841,572
Other	688,720	815,284
TOTAL	38,941,442	41,338,696

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2022 and 2021; issued shares in 2022 and 2021 - none	—	—
Common stock, $0.01 par value, authorized 499,000,000 shares in 2022 and 2021; issued 279,653,929 shares in 2022 and 271,965,510 shares in 2021	2,797	2,720
Paid-in capital	7,632,895	6,766,239
Retained earnings	10,502,041	10,240,552
Accumulated other comprehensive loss	(191,754)	(332,528)
Less - treasury stock, at cost (68,477,429 shares in 2022 and 69,312,326 shares in 2021)	4,978,994	5,039,699
Total common shareholders' equity	12,966,985	11,637,284
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	97,907	68,110
TOTAL	13,064,892	11,705,394

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,595,191	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2019	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,609	($446,920)	$10,258,675
Implementation of accounting standards	—	—	—	—	(419)	—	(419)
Balance at January 1, 2020	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,190	($446,920)	$10,258,256
Consolidated net income (a)	18,319	—	—	—	1,388,334	—	1,406,653
Other comprehensive loss	—	—	—	—	—	(2,287)	(2,287)
Common stock issuances related to stock plans	—	—	79,694	(14,513)	—	—	65,181
Common stock dividends declared	—	—	—	—	(748,342)	—	(748,342)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2020	$35,000	$2,700	($5,074,456)	$6,549,923	$9,897,182	($449,207)	$10,961,142
Consolidated net income (a)	227	—	—	—	1,118,492	—	1,118,719
Other comprehensive income	—	—	—	—	—	116,679	116,679
Common stock issuances and sales under the at the market equity distribution program	—	20	—	204,194	—	—	204,214
Common stock issuance costs	—	—	—	(3,438)	—	—	(3,438)
Common stock issuances related to stock plans	—	—	34,757	15,560	—	—	50,317
Common stock dividends declared	—	—	—	—	(775,122)	—	(775,122)
Capital contributions from noncontrolling interest	51,202	—	—	—	—	—	51,202
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394
Consolidated net income (loss) (a)	(6,028)	—	—	—	1,103,166	—	1,097,138
Other comprehensive income	—	—	—	—	—	140,774	140,774
Common stock issuances and sales under the at the market equity distribution program	—	77	—	861,916	—	—	861,993
Common stock issuance costs	—	—	—	(9,438)	—	—	(9,438)
Common stock issuances related to stock plans	—	—	60,705	14,178	—	—	74,883
Common stock dividends declared	—	—	—	—	(841,677)	—	(841,677)
Beneficial interest in storm trust	31,636	—	—	—	—	—	31,636
Capital contributions from noncontrolling interests	24,702	—	—	—	—	—	24,702
Distributions to noncontrolling interests	(2,194)	—	—	—	—	—	(2,194)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2022	$97,907	$2,797	($4,978,994)	$7,632,895	$10,502,041	($191,754)	$13,064,892

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries include $16 million for 2022, 2021, and 2020 of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its subsidiaries.  As required by generally accepted accounting principles in the United States of America, all intercompany transactions have been eliminated in the consolidated financial statements.  Entergy’s Registrant Subsidiaries (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K.  Certain previously reported amounts in the financial statements have been reclassified to conform to current classification, with no effect on results of operations, financial positions, or cash flows. The Registrant Subsidiaries and many other Entergy subsidiaries also maintain accounts in accordance with FERC and other regulatory guidelines.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net property, plant, and equipment for Entergy (including property under lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2022 and 2021, is shown below:

2022	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$7,936	$7,936	$—	$—
Other	7,256	7,203	53	—
Transmission	9,590	9,587	3	—
Distribution	12,363	12,363	—	—
Other	2,906	2,901	—	5
Construction work in progress	1,844	1,843	1	—
Nuclear fuel	582	582	—	—
Property, plant, and equipment - net	$42,477	$42,415	$57	$5

2021	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$7,632	$7,624	$8	$—
Other	7,158	7,105	53	—
Transmission	9,578	9,577	1	—
Distribution	12,877	12,877	—	—
Other	2,910	2,905	—	5
Construction work in progress	1,512	1,511	1	—
Nuclear fuel	577	563	14	—
Property, plant, and equipment - net	$42,244	$42,162	$77	$5

Depreciation rates on average depreciable property for Entergy approximated 2.8% in 2022, 2.7% in 2021, and 2.8% in 2020.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.7% in 2022, 2.7% in 2021, and 2.7% in 2020, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 6.6% in 2022, 7.5% in 2021, and 12.7% in 2020. The depreciation rates for Entergy Wholesale Commodities reflect the significantly reduced remaining estimated operating lives associated with the shut down and sale of all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. The decreases in the depreciation rates in 2022 and 2021 for Entergy Wholesale Commodities are due to the shutdown of Palisades in May 2022 and Indian Point 3 in April 2021, respectively.

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

Non-utility property - at cost (less accumulated depreciation) for Entergy is reported net of accumulated depreciation of $208 million as of December 31, 2022 and $200 million as of December 31, 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Construction expenditures included in accounts payable is $459 million as of December 31, 2022 and $723 million as of December 31, 2021.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under lease and associated accumulated amortization) by company and functional category, as of December 31, 2022 and 2021, is shown below:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,858	$4,116	$—	$—	$—	$1,962
Other	916	3,652	988	403	1,244	—
Transmission	2,086	4,055	1,435	131	1,846	34
Distribution	2,981	4,827	2,035	625	1,895	—
Other	508	1,062	357	357	289	17
Construction work in progress	417	737	170	40	339	103
Nuclear fuel	176	213	—	—	—	193
Property, plant, and equipment - net	$8,942	$18,662	$4,985	$1,556	$5,613	$2,309

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,775	$3,941	$—	$—	$—	$1,908
Other	931	3,631	882	411	1,250	—
Transmission	2,065	4,237	1,383	114	1,743	35
Distribution	2,801	5,629	1,879	702	1,866	—
Other	534	1,042	342	349	273	24
Construction work in progress	241	848	95	22	184	98
Nuclear fuel	182	209	—	—	—	171
Property, plant, and equipment - net	$8,529	$19,537	$4,581	$1,598	$5,316	$2,236

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2022	2.7%	2.4%	3.6%	3.2%	3.1%	2.0%
2021	2.7%	2.4%	3.6%	3.2%	3.2%	1.9%
2020	2.6%	2.4%	3.5%	3.1%	3.1%	2.1%

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $202.2 million as of December 31, 2022 and $188.5 million as of December 31, 2021. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.5 million as of December 31, 2022 and $0.5 million as of December 31, 2021.  Non-utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

property - at cost (less accumulated depreciation) for Entergy Arkansas is reported net of accumulated depreciation of $0.1 million as of December 31, 2022.

As of December 31, 2022, construction expenditures included in accounts payable are $93.2 million for Entergy Arkansas, $154.3 million for Entergy Louisiana, $59.5 million for Entergy Mississippi, $11.2 million for Entergy New Orleans, $68.9 million for Entergy Texas, and $29 million for System Energy. As of December 31, 2021, construction expenditures included in accounts payable are $35.6 million for Entergy Arkansas, $507.9 million for Entergy Louisiana, $26.5 million for Entergy Mississippi, $73.1 million for Entergy Texas, and $23.4 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2022, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel Type	Total Megawatt Capability (a)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	821	31.50%	$144	$107
Independence	Common Facilities	Coal		15.75%	$43	$31
White Bluff	Units 1 and 2	Coal	1,638	57.00%	$592	$397
Ouachita (b)	Common Facilities	Gas		66.67%	$173	$157
Union (c)	Common Facilities	Gas		25.00%	$29	$10
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	518	40.25%	$299	$216
Roy S. Nelson	Unit 6 Common Facilities	Coal		22.73%	$22	$10
Big Cajun 2	Unit 3	Coal	540	24.15%	$149	$133
Big Cajun 2	Unit 3 Common Facilities	Coal		8.05%	$5	$3
Ouachita (b)	Common Facilities	Gas		33.33%	$91	$78
Acadia	Common Facilities	Gas		50.00%	$22	$2
Union (c)	Common Facilities	Gas		50.00%	$58	$12
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,242	25.00%	$292	$185
Entergy New Orleans -
Union (c)	Common Facilities	Gas		25.00%	$29	$9
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	518	29.75%	$211	$122
Roy S. Nelson	Unit 6 Common Facilities	Coal		16.80%	$8	$3
Big Cajun 2	Unit 3	Coal	540	17.85%	$111	$86
Big Cajun 2	Unit 3 Common Facilities	Coal		5.95%	$4	$1
Montgomery County	Unit 1	Gas	903	92.44%	$744	$37
System Energy -
Grand Gulf (d)	Unit 1	Nuclear	1,400	90.00%	$5,427	$3,356
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	421	14.37%	$79	$57
Independence	Common Facilities	Coal		7.18%	$21	$14
Roy S. Nelson	Unit 6	Coal	518	10.90%	$120	$71
Roy S. Nelson	Unit 6 Common Facilities	Coal		6.15%	$3	$1
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated income statements:

	For the Years Ended December 31,
	2022		2021		2020
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income attributable to Entergy Corporation	$1,103.2		$1,118.5		$1,388.3
Basic shares and earnings per average common share	204.5	$5.40	200.9	$5.57	200.1	$6.94
Average dilutive effect of:
Stock options	0.4	(0.01)	0.4	(0.01)	0.5	(0.02)
Other equity plans	0.5	(0.02)	0.6	(0.02)	0.5	(0.02)
Equity forwards	0.1	—	—	—	—	—
Diluted shares and earnings per average common shares	205.5	$5.37	201.9	$5.54	201.1	$6.90

The calculation of diluted earnings per share excluded 931,453 options outstanding at December 31, 2022, 1,013,320 options outstanding at December 31, 2021, and 523,999 options outstanding at December 31, 2020 because they were antidilutive. In addition, as discussed further in Note 7 to the financial statements, at December 31, 2021, 1,158,917 shares under then outstanding forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

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

Accounting for the Effects of Regulation

Entergy’s Utility operating companies and System Energy are rate-regulated entities that are required to reflect the effects of rate regulation in their financial statements, including the recording of regulatory assets and liabilities, as the Utility operating companies and System Energy have rates that meet the following three criteria: (i) are approved by a third-party regulator; (ii) are designed to recover the entities’ cost of providing the regulated services or products; and (iii) can reasonably be assumed will be charged to and collected from customers.  These criteria may also be applied to separable portions of a utility’s business, such as the generation or transmission functions, or to specific classes of customers.

Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be returned to customers through future regulated rates or (2) billings in advance of expenditures for approved regulatory programs. To the extent that all or portions of the Utility operating companies or System Energy’s operations cease to be subject to rate regulation, or future recovery

Entergy Corporation and Subsidiaries
Notes to Financial Statements

or settlement is no longer probable as a result of changes in regulation or other reasons, the related regulatory assets and liabilities are eliminated from the balance sheet and the impact is recognized on the income statement.

In addition, regulatory accounting requires recognition of an impairment loss if it becomes probable that part of the cost of a recently completed plant asset will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value. Unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds are recorded in earnings as they occur rather than in other comprehensive income. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Entergy Wholesale Commodities nuclear plants did not meet the criteria for regulatory accounting treatment prior to completion of Entergy’s exit from the merchant nuclear power business with the sale of Palisades in June 2022. Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds were recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds were recognized in the accumulated other comprehensive income component of shareholders’ equity. Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds were also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss was other than temporary and therefore recorded in earnings.  A portion of Entergy’s decommissioning trust funds were held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company were recognized in earnings. In December 2020, Entergy liquidated its interest in the registered investment company. The assessment of whether an investment in an available-for-sale debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy estimates the expected credit losses for its available for sale securities based on the current credit rating and remaining life of the securities. To the extent an expected credit loss is realized, the individual security comprising the loss is written off against this allowance. Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. See Note 16 to the financial statements for details on the decommissioning trust funds.

Equity Method Investments

Entergy owned investments that were accounted for under the equity method of accounting because Entergy’s ownership level resulted in significant influence, but not control, over the investee and its operations.  Entergy recorded its share of the investee’s comprehensive earnings and losses in income and as an increase or decrease to the investment account. Any cash distributions were charged against the investment account. Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount for an investee plus any advances made or commitments to provide additional financial support. Following the sale of Entergy’s 50% membership interest in RS Cogen, L.L.C., an unconsolidated joint venture which owns the RS Cogen plant, in October 2022, Entergy no longer owns any equity method investments.

Partnerships with Disproportionate Allocation of Earnings and Losses in Relation to an Investor’s Ownership Interest

Entergy Arkansas and Entergy Mississippi, as managing members, each control a tax equity partnership with a third party tax equity investor and consolidate the partnerships for financial reporting purposes. For each respective partnership, the limited liability company agreement with the tax equity investor stipulates a disproportionate allocation of tax attributes, earnings, and cash flows between the Registrant Subsidiary and the tax equity investor with the tax equity investor being allocated a significant portion of the tax attributes, earnings, and cash flows until it receives its target return, at which point the earnings and cash flows will primarily be allocated to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the Registrant Subsidiary. Each Registrant Subsidiary has the option to purchase, at a future date specified in their respective partnership agreement, the tax equity investor’s interests at the then-current fair market value, plus an amount that results in the tax equity investor reaching its target return, if needed.

Because of this disproportionate allocation, each Registrant Subsidiary accounts for its earnings in the partnership using the HLBV method of accounting. Under the HLBV method, the amounts of income and loss attributable to both the Registrant Subsidiary and the tax equity investor reflect changes in the amount each would hypothetically receive at the balance sheet date under the respective liquidation provisions of the limited liability company agreement, assuming the net assets of the partnership were liquidated at book value, after consideration of contributions and distributions, between the Registrant Subsidiary and the tax equity investor. Once the tax equity investor reaches its target return in the hypothetical liquidation, the remaining proceeds are primarily allocated to the Registrant Subsidiary. This allocation may result in fluctuations of income on a periodic basis that differ significantly from what would otherwise be recognized if the earnings were allocated under the relative ownership percentages between the Registrant Subsidiary and the tax equity investor. Entergy Arkansas and Entergy Mississippi have determined these differences are primarily due to timing, and both the APSC and the MPSC have approved that, for purposes of ratemaking, each Registrant Subsidiary reflect its interest in its respective partnership using its relative ownership percentage and disregard the effects of the HLBV method of accounting. Because of this, each Registrant Subsidiary has recorded a regulatory liability for the difference between the earnings allocated to it under the HLBV method of accounting and the earnings that would have been allocated to it under its respective ownership percentage in the partnership.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

derivative instruments. See Note 15 to the financial statements for further details on Entergy’s derivative instruments and hedging activities.

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than those instruments previously held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not affect net income.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  See Note 15 to the financial statements for further discussion of fair value.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

New Accounting Pronouncements

The accounting standard-setting process is ongoing, and the FASB is currently working on several projects that have not yet resulted in final pronouncements. Final pronouncements that result from these projects could have a material effect on Entergy’s future results of operations, financial positions, or cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be returned to customers through future regulated rates or (2) billings in advance of expenditures for approved regulatory programs. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2022 and 2021:

Other Regulatory Assets

Entergy

	2022	2021
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$1,968.5	$2,327.7
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	1,103.2	935.5
Removal costs (Note 9)	1,058.9	1,488.8
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Securitization Bonds)	841.3	993.6
Qualified Pension Settlement Cost Deferral - recovered through March 2034 (Note 11 - Qualified Pension Settlement Cost)	194.7	113.2
Retired electric and gas meters - recovered through retail rates as determined by retail regulators	166.8	179.4
Retail rate deferrals - recovered through formula rates or rate riders as rates are redetermined by retail regulators	160.0	69.2
Opportunity Sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	131.8	131.8
Deferred COVID-19 costs - recovered through retail rates as determined by retail regulators (Note 2 - Retail Rate Proceedings) (b)	120.9	133.1
Unamortized loss on reacquired debt - recovered over term of debt	68.4	74.7
Pension & postretirement benefits expense deferral - recovery period will be determined after final order in rate case proceeding (Note 11 - Entergy Texas Reserve)	30.6	14.6
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings)	18.2	19.0
Attorney General litigation costs - recovered over a six-year period through March 2026 (b)	15.7	20.5
Other	157.4	112.2
Entergy Total	$6,036.4	$6,613.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2022	2021
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$597.6	$640.0
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	562.7	489.2
Removal costs (Note 9)	267.1	224.3
Opportunity sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	131.8	131.8
Qualified Pension Settlement Cost Deferral - recovered through March 2034 (Note 11 - Qualified Pension Settlement Cost)	67.1	39.8
Retired electric meters - recovered over 15-year period through March 2034	39.8	43.4
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	39.0	32.6
Storm damage costs - recovered through retail rates	35.9	39.3
Retail rate deferrals - recovered through rate riders as rates are redetermined annually (b)	26.4	1.0
Unamortized loss on reacquired debt - recovered over term of debt	21.4	23.1
ANO Fukushima and Flood Barrier costs - recovered through retail rates through February 2026 (b)	5.6	7.3
Other	15.9	17.9
Entergy Arkansas Total	$1,810.3	$1,689.7

Entergy Louisiana

	2022	2021
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (a)	$481.7	$592.7
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	472.8	773.6
Removal costs (Note 9)	418.8	848.2
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	346.3	286.6
Qualified Pension Settlement Cost Deferral - recovered through March 2034 (Note 11 - Qualified Pension Settlement Cost)	93.9	55.0
Retired electric and gas meters - recovered over a 22-year period through July 2041	88.0	91.7
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	47.8	56.3
Unamortized loss on reacquired debt - recovered over term of debt	25.1	26.9
Other	81.8	45.7
Entergy Louisiana Total	$2,056.2	$2,776.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2022	2021
	(In Millions)
Removal Costs (Note 9)	$159.4	$136.8
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	148.8	175.4
Retail rate deferrals - recovered through formula rates or rate riders as rates are redetermined annually	101.3	48.1
Qualified Pension Settlement Cost Deferral - recovered through March 2034 (Note 11 - Qualified Pension Settlement Cost)	24.3	13.8
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings)	18.2	19.0
Attorney General litigation costs - recovered over a six-year period through March 2026 (b)	15.7	20.5
Unamortized loss on reacquired debt - recovered over term of debt	10.9	12.2
Deferred COVID-19 costs - recovered over a three-year period through March 2025 (Note 2 - Retail Rate Proceedings) (b)	9.8	15.0
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	6.3	8.4
Other	24.8	13.2
Entergy Mississippi Total	$519.5	$462.4

Entergy New Orleans

	2022	2021
	(In Millions)
Removal costs (Note 9)	$56.3	$91.7
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	51.4	44.9
Retired electric and gas meters - recovered over a 12-year period through July 2031 (b)	17.6	19.6
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Entergy New Orleans Securitization Bonds - Hurricane Isaac)	17.2	31.2
Deferred COVID-19 costs - recovered over a five-year period beginning September 2023 (Note 2 - Retail Rate Proceedings) (b)	13.9	17.4
Qualified Pension Settlement Cost Deferral - recovered through March 2034 (Note 11 - Qualified Pension Settlement Cost)	9.4	4.5
Unamortized loss on reacquired debt - recovered over term of debt	1.2	1.6
Other	35.1	37.7
Entergy New Orleans Total	$202.1	$248.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

	2022	2021
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Entergy Texas Securitization Bonds - Hurricane Ike and Gustav and Entergy Texas Securitization Bonds - Hurricane Laura, Hurricane Delta, and Winter Storm Uri)	$315.4	$143.1
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	100.5	96.0
Removal costs (Note 9)	62.9	98.1
Pension & postretirement benefits expense deferral - recovery period will be determined after final order in rate case proceeding (Note 11 - Entergy Texas Reserve)	30.6	14.6
Retired electric meters - recovered over a 13-year period through February 2032	21.4	23.7
Neches and Sabine costs - recovered over a 10-year period through September 2028	14.0	16.4
Deferred COVID-19 costs - recovery period will be determined after final order in rate case proceeding (Note 2 - Retail Rate Proceedings) (b)	10.4	11.7
Unamortized loss on reacquired debt - recovered over term of debt	9.1	9.8
Other	14.4	7.9
Entergy Texas Total	$578.7	$421.3

System Energy

	2022	2021
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$186.1	$144.4
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Other Postretirement Benefits) (a)	133.9	160.3
Removal costs - recovered through depreciation rates (Note 9)	94.4	89.7
Unamortized loss on reacquired debt - recovered over term of debt	0.7	1.1
System Energy Total	$415.1	$395.5

(a)Does not earn a return on investment, but is offset by related liabilities.
(b)Does not earn a return on investment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2022	2021
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$1,237.9	$1,993.3
Securitization financing savings obligation (Note 3)	327.7	127.4
Complaints against System Energy - potential future refunds (Note 2) (b)	249.8	—
Retail rate over-recovery - refunded through formula rate or rate riders as rates are redetermined annually	180.2	126.5
Vidalia purchased power agreement (Note 8)	95.4	106.2
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Deferred tax equity partnership earnings (Note 1)	43.8	18.1
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	43.5	45.5
Grand Gulf sale-leaseback (Note 2 - Grand Gulf Sale-Leaseback Transactions)	—	55.6
Other	101.9	126.8
Entergy Total	$2,324.6	$2,643.8

Entergy Arkansas

	2022	2021
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$428.2	$685.4
Deferred tax equity partnership earnings (Note 1)	22.4	18.1
Internal restructuring guaranteed customer credits	13.2	19.8
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	3.9	18.9
Other	8.1	1.1
Entergy Arkansas Total	$475.8	$743.3

Entergy Louisiana

	2022	2021
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$438.9	$692.2
Securitization financing savings obligation (Note 3)	327.7	127.4
Vidalia purchased power agreement (Note 8)	95.4	106.2
Retail rate rider over-recovery - refunded through rate riders as rates are determined annually	87.7	30.7
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	43.5	45.5
Derivative Instruments & Hedging Activities (Note 15)	16.0	11.4
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates December 2015 through November 2024	10.5	16.0
Other	18.3	13.2
Entergy Louisiana Total	$1,038.0	$1,042.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2022	2021
	(In Millions)
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	$58.2	$34.2
Deferred tax equity partnership earnings (Note 1)	21.4	—
Grand Gulf over-recovery - returned to customers through rate riders as rates are redetermined annually	—	15.1
Other	0.3	—
Entergy Mississippi Total	$79.9	$49.3

Entergy Texas

	2022	2021
	(In Millions)
Retail refunds - return to customers to be determined	$25.5	$25.0
Retail rate rider over-recovery - return to customers to be determined	10.9	1.7
Securitization over-recovery - return to customers to be determined (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Entergy Texas Securitization Bonds - Hurricane Rita and Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav)	8.8	0.4
Advanced metering system (AMS) surcharge - returned to customers dependent upon AMS spend	—	7.3
Income tax rate change - refunded through a rate rider (Note 2 - Retail Rate Proceedings)	—	2.7
Entergy Texas Total	$45.2	$37.1

System Energy

	2022	2021
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$370.8	$615.7
Complaints against System Energy - potential future refunds (Note 2) (b)	249.8	—
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Grand Gulf sale-leaseback (Note 2 - Grand Gulf Sale-Leaseback Transactions)	—	55.6
Grand Gulf sale-leaseback accumulated deferred income taxes (a)	—	25.6
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	—	3.6
System Energy Total	$665.0	$744.9

(a)Offset by related asset.
(b)As discussed in “Complaints Against System Energy” below, there is an additional $103.5 million classified as a current regulatory liability as of December 31, 2022.

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

Entergy Louisiana

In an electric formula rate plan settlement approved by the LPSC in April 2018, the parties agreed that Entergy Louisiana would return to customers one-half of its eligible unprotected excess deferred income taxes from May 2018 through December 2018 and return to customers the other half from January 2019 through August 2022. In addition, the settlement provided that in order to flow back to customers certain other tax benefits created by the Tax Act, Entergy Louisiana established a regulatory liability effective January 1, 2018 in the amount of $9.1 million per month to reflect these tax benefits already included in retail rates until new base rates under the formula rate plan were established in September 2018, and this regulatory liability was returned to customers over the September 2018 through August 2019 formula rate plan rate-effective period. The LPSC staff and intervenors in the settlement reserved the right to obtain data from Entergy Louisiana to confirm the determination of excess accumulated deferred income taxes resulting from the Tax Act and the analysis thereof as part of the formula rate plan review proceeding for the 2017 test year filing which, as discussed below, Entergy Louisiana filed in June 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2018, Entergy New Orleans filed its response to the resolution stating that the Tax Act reduced income tax expense from what was then reflected in rates by approximately $8.2 million annually for electric operations and by approximately $1.3 million annually for gas operations. In the filing, Entergy New Orleans proposed to return to customers from June 2018 through August 2019 the benefits of the reduction in income tax expense and its unprotected excess accumulated deferred income taxes through a combination of bill credits and investments in energy efficiency programs, grid modernization, and Smart City projects. Entergy New Orleans submitted supplemental information in April 2018 and May 2018. Shortly thereafter, Entergy New Orleans and the City Council’s advisors reached an agreement in principle that provides for benefits that will be realized by Entergy New Orleans customers through bill credits that started in July 2018 and offsets to future investments in energy efficiency programs, grid modernization, and Smart City projects, as well as additional benefits related to the filings made at the FERC. The agreement in principle was approved by the City Council in June 2018. Entergy New Orleans expects to complete the bill credits necessary to comply with the agreement in principle by April 2023.
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

In May 2018, Entergy Texas filed its 2018 base rate case with the PUCT. Entergy Texas’s proposed rates and revenues reflected the inclusion of the federal income tax reductions due to the Tax Act. The PUCT issued an order in December 2018 establishing that 1) $25 million be credited to customers through a rider to reflect the lower federal income tax rate applicable to Entergy Texas from January 2018 through the date new rates were implemented, 2) $242.5 million of protected excess accumulated deferred income taxes be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and 3) $185.2 million of unprotected excess accumulated deferred income taxes be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider included carrying charges and was in effect over a period of 12 months for larger customers and over a period of four years for other customers.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

As discussed below in “Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue,” in September 2020 the IRS issued a Notice of Proposed Adjustment (NOPA) and Entergy executed it. In September 2020, System Energy filed a motion to lodge the NOPA into the record in the FERC proceeding. In October 2020 the LPSC, APSC, MPSC, City Council, and FERC trial staff filed oppositions to System Energy’s motion. As a result of the NOPA, System Energy filed, in October 2020, a new Federal Power Act section 205 filing at the FERC to credit the excess accumulated deferred income taxes resulting from the decommissioning uncertain tax position. System Energy proposed to credit the entire amount of the excess accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position by issuing a one-time credit of $17.8 million. In November 2020, the LPSC, APSC, MPSC, and City Council filed a protest to the filing, and System Energy responded.

In November 2020 the IRS issued the Revenue Agent’s Report (RAR) for the 2014-2015 tax years and in December 2020 Entergy executed it. In December 2020, System Energy filed a motion to lodge the RAR into the record in the FERC proceeding addressing the Tax Act. In January 2021 the LPSC, APSC, MPSC, and City Council filed a joint answer opposing System Energy’s motion, and the FERC trial staff also filed an answer opposing System Energy’s motion.

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

In December 2022 the FERC issued an order addressing the ALJ’s initial decision and denying System Energy’s motion to vacate the initial decision. The FERC disagreed with the ALJ’s determination that $147 million should be credited to customers in the same manner as the excess accumulated deferred income taxes addressed in System Energy’s March 2018 filing, which had included a stated amount of excess accumulated deferred income taxes to be returned pursuant to a specified methodology and had not included any excess accumulated deferred income taxes associated with the decommissioning tax position. Instead, the FERC ordered System Energy to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

compute the amount of excess accumulated deferred income taxes associated with the decommissioning tax position with consideration for the resolution of the tax position by the IRS. System Energy had previously issued a one-time credit for the excess accumulated deferred income taxes associated with the decommissioning tax position, and System Energy believes no further refunds are required under the methodology provided in the order. The FERC further ordered System Energy to submit a compliance filing within 60 days addressing the justness and reasonableness of the Unit Power Sales Agreement, with respect to its provisions for excess accumulated deferred income taxes. In February 2023, System Energy filed the compliance filing with the FERC, which provided the calculation of the excess accumulated deferred income taxes associated with the decommissioning tax position with consideration for the resolution of the tax position by the IRS. System Energy confirmed that this amount of excess accumulated deferred income taxes had already been credited to customers, and therefore concluded that no further modifications to the Unit Power Sales Agreement are needed to address excess accumulated deferred income taxes associated with the Tax Act.

Fuel and purchased power cost recovery

The Utility operating companies are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2022 and 2021 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2022	2021
	(In Millions)
Entergy Arkansas (a)	$208.6	$177.6
Entergy Louisiana (b)	$327.3	$213.5
Entergy Mississippi	$143.2	$121.9
Entergy New Orleans (b)	$14.2	($3.5)
Entergy Texas	$258.1	$48.3

(a)Includes $68.9 million in 2022 and $68.8 million in 2021 of fuel and purchased power costs whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.
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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs and costs related to the incremental oversight previously noted, subject to certain timelines and conditions set forth in the settlement agreement, including the resolution of civil litigation currently pending regarding the stator incident by the Circuit Court of Pope County, Arkansas. A trial date was established by the circuit court for March 1, 2023, but has been continued. In December 2022 the APSC approved Entergy Arkansas’s request for an additional extension of the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident to no later than sixty days after the circuit court issues a final order in the civil litigation proceedings. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

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

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the 2021 February winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff. In February 2023 the APSC issued orders initiating proceedings with the utilities to address the prudence of costs incurred and appropriate cost allocation of the 2021 February winter storms. With respect to any prudence review of Entergy Arkansas fuel costs, as part of the APSC’s draft report issued in its 2021 February winter storm investigation docket, the APSC included findings that the load shedding plans of the investor-owned utilities and some cooperatives were appropriate and comprehensive, and, further, that Entergy Arkansas’s emergency plan was comprehensive and had a multilayered approach supported by a system-wide response plan, which is considered an industry standard.

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

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021, Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. The final amount of incremental fuel costs is subject to change through the resettlement process. At its April 2021 meeting, the LPSC authorized its staff to review the prudence of the February 2021 fuel costs incurred by all LPSC-jurisdictional utilities, including both gas and electric utilities. At its June 2021 meeting, the LPSC approved the hiring of consultants to assist its staff in this review. In May 2022 the LPSC staff issued an audit report regarding Entergy Louisiana’s fuel adjustment clause charges (for its electric operations) recommending no financial disallowances, but including several prospective recommendations. Responsive testimony was filed by one intervenor and the parties agreed to suspend any procedural schedule and move toward settlement discussions to close the matter. Also in May 2022 the LPSC staff issued an audit report regarding Entergy Louisiana’s purchased gas adjustment charges (for its gas operations) that did not propose any financial disallowances. The LPSC staff and Entergy Louisiana submitted a joint report on the audit report and draft order to the LPSC concluding that Entergy Louisiana’s gas distribution operations and fuel costs were not significantly adversely affected by the February 2021 winter storms and the resulting increase in natural gas prices. The LPSC issued an order approving the joint report in October 2022.

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

See “Complaints Against System Energy - System Energy Settlement with the MPSC” below for discussion of the settlement agreement filed with the FERC in June 2022. The settlement, which was contingent upon FERC approval, provides for a refund of $235 million from System Energy to Entergy Mississippi. In July 2022 the MPSC directed the disbursement of settlement proceeds, ordering Entergy Mississippi to provide a one-time $80 bill credit to each of its approximately 460,000 retail customers to be effective during the September 2022 billing cycle, and to apply the remaining proceeds to Entergy Mississippi’s under-recovered deferred fuel balance. In accordance with the MPSC’s directive, Entergy Mississippi provided approximately $36.7 million in customer bill credits as a result of the settlement. In November 2022, Entergy Mississippi applied the remaining settlement proceeds in the amount of approximately $198.3 million to Entergy Mississippi’s under-recovered deferred fuel balance. In November 2022 the FERC issued an order approving the System Energy settlement with the MPSC.

Entergy Mississippi had a deferred fuel balance of approximately $291.7 million under the energy cost recovery rider as of July 31, 2022, along with an over-recovery balance of $51.1 million under the power management rider. Without further action, Entergy Mississippi anticipated a year-end deferred fuel balance of approximately $200 million after application of a portion of the System Energy settlement proceeds, as discussed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

above. In September 2022, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider. Entergy Mississippi proposed five monthly incremental adjustments to the net energy cost factor designed to collect the under-recovered fuel balance as of July 31, 2022 and to reflect the recovery of a higher natural gas price. Entergy Mississippi also proposed five monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance as of July 31, 2022. In October 2022 the MPSC approved modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider. The MPSC approved dividing the energy cost recovery rider interim adjustment into two components that would allow Entergy Mississippi to 1) recover a natural gas fuel rate that is better aligned with current prices and 2) recover the estimated under-recovered deferred fuel balance as of September 30, 2022 over a period of 20 months. The MPSC approved six monthly incremental adjustments to the net energy cost factor designed to reflect the recovery of a higher natural gas price. The MPSC also approved six monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance. In accordance with the order of the MPSC, Entergy Mississippi did not file an annual redetermination of the energy cost recovery rider or the power management rider in November 2022. Entergy Mississippi’s November 2023 annual redetermination will not reflect any part of the estimated under-recovered deferred fuel balance as of September 30, 2022; it will only reflect any over/under recovery that accumulates after September 2022. The November 2024 annual redetermination will include the total deferred fuel balance, including any over- or under-recovery of the deferred fuel balance as of September 30, 2022.

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

In May 2022, Entergy Texas filed an application with the PUCT to implement an interim fuel surcharge to collect the cumulative under-recovery of approximately $51.7 million, including interest, of fuel and purchased power costs incurred from May 1, 2020 through December 31, 2021. The under-recovery balance is primarily attributable to the impacts of Winter Storm Uri, including historically high natural gas prices, partially offset by settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas proposed that the interim fuel surcharge be assessed over a period of six months beginning with the first billing cycle after the PUCT issues a final order, but no later than the first billing cycle of September 2022. Also in May 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2022, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding. In addition, Entergy Texas filed on behalf of the parties a motion to admit evidence, to approve interim rates as requested in the initial application, and to remand the proceeding to the PUCT to consider the unopposed settlement. In August 2022 the ALJ with the State Office of Administrative Hearings issued an order granting Entergy Texas’s motion, approving interim rates effective with the first billing cycle of September 2022, and remanding the case to the PUCT for final approval. The interim fuel surcharge was approved by the PUCT in January 2023.

In September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings and the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for May 2023. A PUCT decision is expected in September 2023.

Retail Rate Proceedings

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022 Formula Rate Plan Filing

In July 2022, Entergy Arkansas filed with the APSC its 2022 formula rate plan filing to set its formula rate for the 2023 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2023 and a netting adjustment for the historical year 2021. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2023 projected year is 7.40% resulting in a revenue deficiency of $104.8 million. The earned rate of return on common equity for the 2021 historical year was 8.38% resulting in a $15.2 million netting adjustment. The total proposed revenue change for the 2023 projected year and 2021 historical year netting adjustment is $119.9 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement was subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $79.3 million. In October 2022 other parties filed their testimony recommending various adjustments to Entergy Arkansas’s overall proposed revenue deficiency, and Entergy Arkansas filed a response including an update to actual revenues through August 2022, which raised the constraint to $79.8 million. In November 2022, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding. As a result of the settlement agreement, the total revenue change was $102.8 million, including a $87.7 million increase for the 2023 projected year and a $15.2 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase was limited to $79.8 million. In December 2022 the APSC approved the settlement agreement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2023.

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorized utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directed that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and required utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding deferred payment agreements to assist customers during the COVID-19 pandemic. Quarterly reporting began in August 2020 and the APSC ordered additional reporting in October 2020 regarding utilities’ transitional plans for ending the moratorium on service disconnects. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. In August 2021 the APSC general staff filed a report recommending that utilities with a formula rate plan discontinue capturing any additional direct costs and savings as a regulatory asset and seek cost recovery through the formula rate plan. The APSC general staff further recommended that uncollectible amounts should be determined as of the end of its write-off period, approximately December 2021, and recovered in the next formula rate plan filing over one year. In November 2021 the APSC found the APSC general staff’s recommendation to be premature and asked utilities to report on the continued need for a regulatory asset. Entergy Arkansas reported a continued need for a regulatory asset due to a variety of factors including the unusually long terms of the customer delayed payment agreements. As of December 31, 2022, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue decreased as a result of this filing, overall formula rate plan revenues increased by approximately $118.7 million. This outcome was primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC. Resulting rates were implemented in September 2019, subject to refund.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination, if approved, would be accomplished on a revenue-neutral basis intended not to affect the rates of other customer classes.

Several parties intervened in the proceeding and the LPSC staff filed its report of objections/reservations in accordance with the applicable provisions of the formula rate plan. In its report the LPSC staff re-urged reservations with respect to the outstanding issues from the 2017 test year formula rate plan filing and disputed the inclusion of certain affiliate costs for test years 2017 and 2018. The LPSC staff objected to Entergy Louisiana’s proposal to combine residential rates but proposed the setting of a status conference to establish a procedural

Entergy Corporation and Subsidiaries
Notes to Financial Statements

schedule to more fully address the issue. The LPSC staff also reserved its right to object to the treatment of the sale of the Willow Glen Power Station reflected in the evaluation report and to the August 2019 compliance update, which was made primarily to update the capital additions reflected in the formula rate plan’s transmission recovery mechanism, based on limited time to review it. Additionally, since the completion of certain transmission projects, the LPSC staff issued supplemental data requests addressing the prudence of Entergy Louisiana’s expenditures in connection with those projects. Entergy Louisiana responded to all such requests. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2018 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objection/reservation pertaining to test year expenses billed from Entergy Services to Entergy Louisiana and outstanding issues from the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

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

In November 2020, Entergy Louisiana accepted ownership of the Washington Parish Energy Center and filed an update to its 2019 formula rate plan evaluation report to include the estimated first-year revenue requirement of $35 million associated with the Washington Parish Energy Center. The resulting interim adjustment to rates became effective with the first billing cycle of December 2020. In January 2021, Entergy Louisiana filed an update to its 2019 formula rate plan evaluation report to include the implementation of a scheduled step-up in its nuclear decommissioning revenue requirement and a true-up for under-collections of nuclear decommissioning

Entergy Corporation and Subsidiaries
Notes to Financial Statements

expenses. The total rate adjustment increased formula rate plan revenues by approximately $1.2 million. The resulting interim adjustment to rates became effective with the first billing cycle of February 2021.

Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana sought to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed formula rate plan extension. In May 2021 the LPSC approved the uncontested settlement. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

2020 Formula Rate Plan Filing

In June 2021, Entergy Louisiana filed its formula rate plan evaluation report for its 2020 calendar year operations. The 2020 test year evaluation report produced an earned return on common equity of 8.45%, with a base formula rate plan revenue increase of $63 million. Certain reductions in formula rate plan revenue driven by lower sales volumes, reductions in capacity cost and net MISO cost, and higher credits resulting from the Tax Cuts and Jobs Act offset the base formula rate plan revenue increase, leading to a net increase in formula rate plan revenue of $50.7 million. The report also included multiple new adjustments to account for, among other things, the calculation of distribution recovery mechanism revenues. The effects of the changes to total formula rate plan revenue were different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues increased by $27 million and legacy Entergy Gulf States Louisiana formula rate plan revenues increased by $23.7 million. Subject to refund and LPSC review, the resulting changes became effective for bills rendered during the first billing cycle of September 2021. Discovery commenced in the proceeding. In August 2021, Entergy Louisiana submitted an update to its evaluation report to account for various changes. Relative to the June 2021 filing, the total formula rate plan revenue increased by $14.2 million to an updated total of $64.9 million. Legacy Entergy Louisiana formula rate plan revenues increased by $32.8 million and legacy Entergy Gulf States Louisiana formula rate plan revenues increased by $32.1 million. The results of the 2020 test year evaluation report bandwidth calculation were unchanged as there was no change in the earned return on common equity of 8.45%. In September 2021 the LPSC staff filed a letter with a general statement of objections/reservations because it had not completed its review and indicated it would update the letter once its review was complete. Should the parties be unable to resolve any objections, those issues will be set for hearing, with recovery of the associated costs subject to refund.

2021 Formula Rate Plan Filing

In May 2022, Entergy Louisiana filed its formula rate plan evaluation report for its 2021 calendar year operations. The 2021 test year evaluation report produced an earned return on common equity of 8.33%, with a base formula rate plan revenue increase of $65.3 million. Other increases in formula rate plan revenue driven by reductions in Tax Cut and Jobs Act credits and additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism are partly offset by an increase in net MISO revenues, leading to a net increase in formula rate plan revenue of $152.9 million. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues increased by $86 million and legacy Entergy Gulf States Louisiana formula rate plan revenues increased by $66.9 million. In August 2022 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2020 formula rate plan filings, utilizing the extraordinary cost mechanism to address one-time changes such as state tax rate changes, and failing to include an adjustment for revenues not received as a result of Hurricane Ida. Subject to refund and LPSC review, the resulting changes to formula rate plan revenues became effective for bills rendered during the first billing cycle of September 2022.

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

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-pay was extended until the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that had not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of December 31, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2023 Formula Rate Plan Filing

Entergy Mississippi plans to file its look-back evaluation report in March 2023 that will compare actual 2022 results to the performance-adjusted allowed return on rate base. In fourth quarter 2022, Entergy Mississippi recorded a regulatory asset of $18.2 million in connection with the look-back feature of the formula rate plan to reflect that the 2022 estimated earned return was below the formula bandwidth.

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that had not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and included those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. Entergy Mississippi began recovery of the bad debt expense deferral resulting from the COVID-19 pandemic over a three-year period with implementation of the interim formula rate plan rates in April 2022. As of December 31, 2022, Entergy Mississippi had a remaining regulatory asset of $9.8 million for costs associated with the COVID-19 pandemic.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Commercial operation of the New Orleans Power Station commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans had been deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings. In October 2020 the Louisiana Supreme Court denied all writ applications relating to the New Orleans Power Station. With those denials, Entergy New Orleans began recovering New Orleans Power Station costs in rates in November 2020. Entergy New Orleans is recovering the costs over a five-year period that began in November 2020. As of December 31, 2022, the regulatory asset for the deferral of New Orleans Power Station non-fuel costs was $2.9 million.

2020 Formula Rate Plan Filing

Entergy New Orleans’s first annual filing under the three-year formula rate plan approved by the City Council in November 2019 was originally due to be filed in April 2020. The authorized return on equity under the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

regulatory liabilities currently held by Entergy New Orleans for customers will be issued over an eight-month period beginning September 2022.

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. In January 2021, Entergy New Orleans resumed disconnecting service to commercial and small business customers with past-due balances that had not made payment arrangements. In February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of December 31, 2022, Entergy New Orleans had a regulatory asset of $13.9 million for costs associated with the COVID-19 pandemic. As part of the 2022 formula rate plan filing, Entergy New Orleans will recover this regulatory asset over a five-year period beginning September 2023.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program was effective July 1, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. Credits of $4.3 million were applied to customer bills under the City Council Cares Program.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase are changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions currently reflected in the distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which would be reset to zero as a result of this proceeding. In July 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In October 2022 intervenors filed direct testimony challenging and supporting various aspects of Entergy Texas’s rate case application. The key issues addressed included the appropriate return on equity, generation plant deactivations, depreciation rates, and proposed tariffs related to electric vehicles. In November 2022 the PUCT staff filed direct testimony addressing a similar set of issues and recommending a reduction of $50.7 million to Entergy Texas’s overall cost of service associated with the requested net increase in base rates of approximately $131.4 million. Entergy Texas filed rebuttal testimony in November 2022. In December 2022 the ALJs with the State Office of Administrative Hearings issued an order adopting the parties’ joint proposals that the issue of rate case expenses be addressed at a separate hearing and at a later date, if requested by the parties, from the hearing on the merits initially scheduled for December 2022 and that issues related to electric vehicle charging infrastructure be decided exclusively on written evidence and briefing. Also in December 2022, Entergy Texas filed on behalf of the parties a motion to abate the hearing on the merits to give parties additional time to finalize a settlement, which was approved by the ALJs with the State Office of Administrative Hearings along with an order for the parties to file monthly settlement status reports. Subsequently, the ALJs also issued an order adopting a joint proposed briefing outline and schedule with deadlines in January 2023 for the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

parties to submit briefing on issues related to electric vehicle charging infrastructure, admitting evidence related to electric vehicle charging infrastructure issues, and adopting a joint proposed procedural schedule regarding rate case expenses with a hearing in March 2023, if requested. In January 2023 the parties filed initial and reply briefs addressing issues related to electric vehicle charging infrastructure. A final decision by the PUCT is expected in second quarter 2023.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s then-effective DCRF rider, based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending reductions in Entergy Texas’s annual revenue requirement of approximately $0.3 million and $4.1 million. The parties briefed the contested issues in this matter and a proposal for decision was issued in September 2020 recommending a $4.1 million revenue reduction related to non-advanced metering system meters included in the DCRF calculation. The parties filed exceptions to the proposal for decision and replies to those exceptions in September 2020. In October 2020 the PUCT issued a final order approving a $16.3 million incremental annual DCRF revenue increase, with rates effective in October 2020.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Generation Cost Recovery Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million. The settlement revenue requirement was based on a depreciation rate intended to fully depreciate Montgomery County Power Station over 38 years and the removal of certain costs from Entergy Texas’s request. Under the settlement, Entergy Texas retained the right to propose a different depreciation rate and seek recovery of a majority of the costs removed from its request in its next base rate proceeding, which proceeding commenced in June 2022. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include its generation capital investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding and in May 2021 the ALJ issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle and to allow the parties time to finalize a settlement agreement, which motion was granted by the ALJ. In October 2021, Entergy Texas filed on behalf of the parties an unopposed settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $88.3 million related to Entergy Texas’s investment in the Montgomery County Power Station through January 1, 2021, with Entergy Texas able to seek recovery of the remainder of its investment in its next base rate case. Also in October 2021 the ALJ granted a motion to admit evidence and remand the proceeding to the PUCT. In January 2022 the PUCT issued an order approving the unopposed settlement. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which is the difference between the interim revenue requirement approved in January 2021 and the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

revenue requirement approved in January 2022 that reflects Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. In April 2022, Entergy Texas and the PUCT staff filed a joint proposed order supporting approval of Entergy Texas’s as-filed request. The PUCT approved the relate-back rider consistent with Entergy Texas’s as-filed request, and rates became effective over a five-month period, in August 2022.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility. Concurrently with filing of the unanimous settlement agreement, Entergy Texas submitted an agreed motion to admit evidence and remand the case to the PUCT for review and consideration of the settlement agreement, which motion was granted by the ALJ with the State Office of Administrative Hearings. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. No party requested a hearing on the application and in November 2022 the PUCT staff filed a recommendation that the application be approved as-filed. In December 2022, Entergy Texas filed a joint motion to admit evidence, which was approved by the PUCT, and a proposed order that would approve its as-filed application. A PUCT decision is expected in the first quarter of 2023. See Note 14 to the financial statements for further discussion of the Hardin County Peaking Facility purchase.

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of December 31, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022.

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directed Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

a stay and directed Entergy Arkansas to refund to its retail customers the component of the total FERC-determined opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest. The refunds were issued in the August 2020 billing cycle. While the APSC denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order, which rehearing was denied by the APSC in August 2020. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint, to which Entergy Arkansas responded. Also in December 2020, Entergy Arkansas and the APSC held a pre-trial conference, and filed a report with the court in January 2021. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and in June 2021 the court stayed all discovery until it rules on pending motions, after which the court will issue an amended schedule if necessary. In March 2022 the court denied the APSC’s motion to dismiss, and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions. In August 2022 the APSC filed a motion for summary judgment arguing that there is no genuine issue as to any material fact and the APSC is entitled to judgment as a matter of law. In September 2022, Entergy Arkansas filed an opposition to the motion. In October 2022 the APSC filed a motion asking the court to hold further proceedings in abeyance pending a decision on the motions for summary judgment filed by Entergy Arkansas and the APSC. Also in October 2022, Entergy Arkansas filed an opposition to the motion, and the APSC filed a reply in support of its motion for summary judgment. In January 2023 the judge assigned to the case, on her own motion, identified facts that may present a conflict and recused herself; a new judge was assigned to the case, but he also recused due to a conflict. The case again was reassigned to a new judge. In January 2023 the court denied all pending motions (including those described above) except for a motion by the APSC to exclude certain testimony and further ruled that the matter would proceed to trial. In January 2023, Arkansas Electric Energy Consumers, Inc. filed a notice of appeal of the court’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The court granted Entergy Arkansas’s request.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Return on Equity and Capital Structure Complaints

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%, which was established in a rate proceeding that became final in July 2001. As discussed below in “System Energy Settlement with the MPSC,” beginning with the July 2022 service month, bills issued to Entergy Mississippi under the Unit Power Sales Agreement reflect a return on equity of 9.65%.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $63 million, which includes interest through December 31, 2022, and the estimated resulting annual rate reduction would be approximately $35 million. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

As discussed in “System Energy Settlement with the MPSC” below, beginning with the July 2022 service month, bills issued to Entergy Mississippi under the Unit Power Sales Agreement were adjusted to reflect a capital structure not to exceed 52% equity.

In August 2022 the D.C. Circuit Court of Appeals issued an order addressing appeals of FERC’s Opinion No. 569 and 569-A, which established the methodology applied in the ALJ’s initial decision in the proceeding against System Energy discussed above. The appellate order addressed the methodology for determining the return on equity applicable to transmission owners in MISO. The D.C. Circuit found the FERC’s use of the Risk Premium model as part of the methodology to be arbitrary and capricious, and remanded the case back to the FERC. The remanded case is pending FERC action.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

In May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million plus interest, which is approximately $248 million through December 31, 2022.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In December 2022 the FERC issued an order on the ALJ’s initial decision, which affirmed it in part and modified it in part. The FERC’s order directed System Energy to calculate refunds on three issues, and to provide a compliance report detailing the calculations. The FERC’s order also disallows the future recovery of sale-leaseback renewal costs, which is estimated at approximately $11.5 million annually for purchases from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans through July 2036. The three refund issues are rental expenses related to the renewal of the sale-leaseback arrangements; refunds, if any, for the revenue requirement impact of including accumulated deferred income taxes resulting from the decommissioning uncertain tax positions from 2004 through the present; and refunds for the net effect of correcting the depreciation inputs for capital additions.

In January 2023, System Energy filed its compliance report with the FERC. With respect to the sale-leaseback renewal costs, System Energy calculated a refund of $89.8 million, which represented all of the sale-leaseback renewal rental costs that System Energy recovered in rates, with interest. With respect to the decommissioning uncertain tax position issue, System Energy calculated that no additional refunds are owed because it had already provided a one-time historical credit (for the period January 2016 through September 2020) of $25.2 million based on the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position, and because it has been providing an ongoing rate base credit for the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position since October 2020. With respect to the depreciation refund, System Energy calculated a refund of $13.7 million, which is the net total of a refund to customers for excess depreciation expense previously collected, plus interest, offset by the additional return on rate base that System Energy previously did not collect, without interest. See “System Energy Settlement with the MPSC” below for discussion of the regulatory charge and corresponding regulatory liability recorded in June 2022 related to these proceedings. The $103.5 million in total refunds calculated in the compliance filing were reclassified from long-term other regulatory liabilities to a current regulatory liability as of December 31, 2022. In January 2023, System Energy paid the refunds of $103.5 million, which included refunds of $41.7 million to Entergy Arkansas, $27.8 million to Entergy Louisiana, and $34 million to Entergy New Orleans. Based on the December 2022 FERC order and analysis of the remaining litigation,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

management determined that System Energy’s regulatory liability related to complaints against System Energy as of December 31, 2022 is adequate.

In February 2023 the LPSC, the APSC, and the City Council filed protests to System Energy’s January 2023 compliance report, in which they challenged System Energy’s calculation of the refunds associated with the decommissioning tax position but did not protest the other components of the compliance report. Each of them argued that System Energy should have paid additional refunds for the decommissioning tax position issue, and the City Council estimated the total additional refunds owed to customers of Entergy Louisiana, Entergy New Orleans, and Entergy Arkansas for that issue as $493 million, including interest (and without factoring in the $25.2 million refund that System Energy already paid in 2021). The FERC will review System Energy’s compliance refund report and the retail regulators’ protests and issue a further order; there is no deadline for this order. If the FERC were to order additional refunds at a level consistent with the LPSC, the APSC, and the City Council position on the remedy for the formerly uncertain tax positions, System Energy’s continued financial viability would be jeopardized.

In January 2023, System Energy also filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case.

As a result of the FERC order’s directives regarding the recovery of the sale-leaseback transaction, in December 2022 System Energy reduced the Grand Gulf sale-leaseback regulatory liability by $56 million, reduced the related accumulated deferred income tax asset by $94 million, and reduced the Grand Gulf sale-leaseback accumulated deferred income tax regulatory liability by $25 million, resulting in an increase in income tax expense of $13 million. In addition, the FERC determined that System Energy recognized excess depreciation expense related to property subject to the sale-leaseback. As a result, in December 2022, System Energy recorded a reduction in depreciation expense and the related accumulated depreciation of $33 million.

LPSC Additional Complaints

In May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The LPSC directive noted that the initial decision issued by the presiding ALJ in the Grand Gulf sale-leaseback complaint proceeding did not address, for procedural reasons, certain rate issues raised by the LPSC and declined to order further investigation of rates charged by System Energy. The LPSC directive authorized its staff to file complaints at the FERC “necessary to address these rate issues, to request a full investigation into the rates charged by System Energy for Grand Gulf power, and to seek rate refund, rate reduction, and such other remedies as may be necessary and appropriate to protect Louisiana ratepayers.” The LPSC directive further stated that the LPSC has seen “information suggesting that the Grand Gulf plant has been significantly underperforming compared to other nuclear plants in the United States, has had several extended and unexplained outages, and has been plagued with serious safety concerns.” The LPSC expressed concern that the costs paid by Entergy Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.”

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that: (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) that the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) that an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) that its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy, and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

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

In May 2022 the LPSC, the APSC, and the City Council filed rebuttal testimony. The LPSC’s testimony asserts new claims, including that: (1) certain of the sale-leaseback transaction costs may have been imprudently incurred; (2) accumulated deferred income taxes associated with sale-leaseback transaction costs should have been included in rate base; (3) accumulated deferred income taxes associated with federal investment tax credits should have been excluded from rate base; (4) monthly net operating loss accumulated deferred income taxes should have been excluded from rate base; and (5) several categories of proposed rate changes, including executive incentive compensation, air travel, industry dues, and legal costs, also warrant historical refunds. The LPSC’s rebuttal testimony argues that refunds for the alleged tariff violations and other claims must be calculated by rerunning the Unit Power Sales Agreement formula rate; however, it includes estimates of refunds associated with some, but not all, of its claims, totaling $286 million without interest. The City Council’s rebuttal testimony also proposes a new, alternate theory and claim for relief regarding System Energy’s participation in the Entergy System money pool, under which it calculates estimated refunds of approximately $51.7 million. The APSC’s rebuttal testimony agrees with the LPSC’s direct testimony that retained earnings should be adjusted in a comprehensive refund calculation. The testimony quantifies the estimated impacts of three issues: (1) a $1.5 million reduction in the revenue requirement under the Unit Power Sales Agreement if System Energy’s borrowings from the money pool are included in short-term debt; (2) a $1.9 million reduction in the revenue requirement if System Energy’s allocated share of money pool earnings are credited through the Unit Power Sales Agreement; and (3) a $1.9 million reduction in the revenue requirement for every $50 million of refunds ordered in a given year, without interest. In total, excluding the settled issues noted below, the claims seek more than $700 million in refunds and interest, based on charges to all Unit Power Sales Agreement purchasers including Entergy Mississippi.

In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony and for the hearing to begin in September 2022. The hearing concluded in December 2022. Also in December 2022, a motion to extend the briefing schedule and the deadline for the initial decision was granted. The initial decision is due in May 2023.

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolves the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provides that System Energy will provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provides that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (discussed below), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addresses other matters as well, including adjustments to rate base beginning in October 2022,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. The settlement agreement is pending FERC approval.

LPSC Petition for Writ of Mandamus

In August 2022 the LPSC filed a petition for a writ of mandamus asking the Fifth Circuit Court of Appeals to order the FERC to act within ninety days on certain pending proceedings, including the Grand Gulf prudence complaint, the return on equity and capital structure complaints, and the Grand Gulf sale-leaseback renewal complaint. In September 2022 the FERC and System Energy filed oppositions to the LPSC’s petition, and the APSC and the City Council filed interventions in support of the petition. In December 2022 the Fifth Circuit Court of Appeals heard oral argument on the petition. In January 2023, the Fifth Circuit Court of Appeals issued an order directing the FERC to explain the length of time it takes for final action on complaints filed under section 206 of the Federal Power Act, including the complaint proceedings raised by the LPSC’s petition. In February 2023 the FERC responded, and the Fifth Circuit Court of Appeals issued an order denying the petition.

Grand Gulf Prudence Complaint

The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted. Additional responsive pleadings were filed by the complainants and System Energy during the period from March through July 2021. In November 2022 the FERC issued an order setting the complaint for settlement and hearing procedures. In February 2023 the FERC issued an order denying rehearing and thereby affirming its order setting the complaint for settlement and hearing procedures. Settlement procedures are ongoing.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy should have delayed recording the result of the IRS’s partial acceptance of the previously uncertain tax position until after internal tax allocation payments were made; (3) that the equity ratio charged in rates was excessive; (4) that sale-leaseback

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rental payments should have been excluded from rates; and (5) that all issues in the ongoing Unit Power Sales Agreement complaint proceeding should also be reflected in calendar year 2020 bills. While System Energy disagrees that any refunds are owed for the 2020 calendar year bills, the formal challenge estimates that the financial impact of the first through fourth allegations is approximately $53 million; it does not provide an estimate of the financial impact of the fifth allegation. However, $17 million of the $53 million is attributable to the sale-leaseback rental payments. These were refunded to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans in January 2023 as a result of the FERC order received in the Grand Gulf sale-leaseback renewal complaint and uncertain tax position rate base issue. Entergy Mississippi’s portion of the refund was included within the settlement with the MPSC, as discussed below.

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

The FERC proceedings that are resolved as between the Entergy parties and the MPSC include the return on equity and capital structure complaints, the Grand Gulf Sale-leaseback renewal complaint and uncertain tax position rate base issue, the Unit Power Sales Agreement complaint, and the Grand Gulf prudence complaint, all of which are discussed above. They also include the proceedings concerning System Energy’s return of excess accumulated deferred income taxes after the Tax Cuts and Jobs Act and the proceedings established to address System Energy’s October 2020 and December 2020 Federal Power Act section 205 filings to provide credits to customers related to the IRS’s decision as to the uncertain decommissioning tax position, also as discussed. The settlement also resolves the MPSC’s involvement in the formal challenge filed by the retail regulators of System Energy’s customers in connection with the implementation of the Unit Power Sales Agreement annual formula rate protocols for the 2020 test year, which is discussed above.

The settlement provides for a black-box refund of $235 million from System Energy to Entergy Mississippi, which was to be paid within 120 days of the settlement’s effective date (either the date of the FERC approval of the settlement without material modification, or the date that all settling parties agree to accept modifications or otherwise modify the settlement in response to a proposed material modification by the FERC). In addition, beginning with the July 2022 service month, the settlement provides for Entergy Mississippi’s bills from System Energy to be adjusted to reflect: an authorized rate of return on equity of 9.65%, a capital structure not to exceed 52% equity, a rate base reduction for the advance collection of sale-leaseback rental costs, and the exclusion of certain long-term incentive plan performance unit costs from rates.

The settlement was expressly contingent upon the approval of the FERC and the MPSC. It was approved by the MPSC in June 2022 and the FERC in November 2022. The remaining retail regulators of Entergy’s utility operating company purchasers under the Unit Power Sales Agreement (the APSC, the LPSC, and the City Council) were offered an option to elect to join the settlement, but none of them has elected to do so yet.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consisted of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy paid the black-box refund of $235 million to Entergy Mississippi in November 2022. In addition, as discussed above in “Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue,” $103.5 million of the total remaining regulatory liability of $353 million was reclassified to a current regulatory liability as of December 31, 2022 to reflect the refunds being paid to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans in January 2023 as a result of the FERC’s order in December 2022 on those issues.

Unit Power Sales Agreement

In December 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to adopt updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses. The proposed amendments would result in higher charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In February 2022 the FERC accepted System Entergy’s proposed increased depreciation rates with an effective date of March 1, 2022, subject to refund pending the outcome of the settlement and/or hearing procedures. Settlement procedures are ongoing.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review.

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

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust to purchase 31,635,718.7221 Class A preferred, non-voting membership interest units (the preferred membership interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2022 on the preferred membership interests issued to the storm trust. These annual dividends received by the storm trust will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust. Specifically, 1% of the annual dividends received by the storm trust will be distributed to the LURC, for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred membership interests have a stated annual cumulative cash dividend rate of 7% and a liquidation price of $100 per unit. The terms of the preferred membership interests include certain financial covenants to which Entergy Finance Company is subject.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of June 2022 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company distributed $1.4 billion to its parent, Entergy Holdings Company, LLC, a company wholly-owned and consolidated by Entergy. Subsequently, Entergy Holdings Company liquidated, distributing the $1.4 billion it received from Entergy Finance Company to Entergy Louisiana as holder of 6,843,780.24 units of Class A, 4,126,940.15 units of Class B, and 2,935,152.69 units of Class C preferred membership interests. Entergy Louisiana had acquired these preferred membership interests with proceeds from previous securitizations of storm restoration costs. Entergy Finance Company loaned the remaining $1.7 billion from the preferred membership interests proceeds to Entergy which used the cash to redeem $650 million of 4.00% Series senior notes due July 2022 and indirectly contributed $1 billion to Entergy Louisiana as a capital contribution.

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

As discussed in Note 3 to the financial statements, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was partially offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 17 to the financial statements, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. A procedural motion to consider the uncontested settlement at the December 2022 LPSC meeting did not pass and the settlement was not voted on. In January 2023 an ALJ with the LPSC conducted a settlement hearing to receive the uncontested settlement and supporting testimony into evidence and issued a report of proceedings, which allows the LPSC to consider the uncontested settlement without the procedural motion that did not pass in December. In January 2023, the LPSC staff approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications do not affect the staff’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. The LPSC order is not yet final and non-appealable due to the forty-five day appeal period. In February 2023 the Louisiana Bond Commission voted to authorize the LCDA to issue the bonds authorized in the LPSC’s financing order; the bond rating and marketing process has yet to occur.

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

In August 2014 the LCDA issued $314.85 million in bonds under Louisiana Act 55.  From the $309 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $16 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $293 million directly to Entergy Louisiana.  Entergy Louisiana used the $293 million received from the LURC to acquire 2,935,152.69 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 7.5% annual distribution rate. Distributions were payable quarterly commencing on September 15, 2014, and the membership interests had a liquidation price of $100 per unit. The preferred membership interests were callable at the option of Entergy Holdings Company after ten years under the terms of the LLC agreement. The terms of the membership interests included certain financial covenants to which Entergy Holdings Company was subject, including the requirement to maintain a net worth of at least $1.75 billion. As discussed above in “Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida”, in May 2022, Entergy Holdings Company liquidated and distributed cash to Entergy Louisiana as holder of the 2,935,152.69 units of Class C preferred membership interests.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Louisiana in the event

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In July 2010 the LCDA issued two series of bonds totaling $713.0 million under Act 55.  From the $702.7 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $290 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $412.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $412.7 million to acquire 4,126,940.15 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions were payable quarterly commencing on September 15, 2010, and the membership interests had a liquidation price of $100 per unit. The preferred membership interests were callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests included certain financial covenants to which Entergy Holdings Company LLC was subject, including the requirement to maintain a net worth of at least $1 billion. As discussed above in “Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida”, in May 2022, Entergy Holdings Company liquidated and distributed cash to Entergy Louisiana as holder of the 4,126,940.15 units of Class B preferred membership interests.

The bonds were repaid in 2022. Entergy and Entergy Louisiana did not report the bonds issued by the LCDA on their balance sheets because the bonds were the obligation of the LCDA, and there was no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collected a system restoration charge on behalf of the LURC and remitted the collections to the bond indenture

Entergy Corporation and Subsidiaries
Notes to Financial Statements

trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

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

In July 2008 the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  In August 2008 the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $187.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company that carry a 10% annual distribution rate.  Distributions were payable quarterly commencing on September 15, 2008 and had a liquidation price of $100 per unit.  The preferred membership interests were callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests included certain financial covenants to which Entergy Holdings Company was subject, including the requirement to maintain a net worth of at least $1 billion.  In February 2012, Entergy Louisiana sold 500,000 of its Class A preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, to a third party. Those preferred membership units were subsequently repurchased by Entergy Holdings Company in March 2019. As discussed above in “Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida”, in May 2022, Entergy Holdings Company liquidated and distributed cash to Entergy Louisiana as holder of the remaining 6,843,780.24 units of Class A preferred membership interests.

The bonds were repaid in 2018. Entergy and Entergy Louisiana did not report the bonds issued by the LPFA on their balance sheets because the bonds were the obligation of the LPFA, and there was no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collected a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

system restoration charge on behalf of the LURC and remitted the collections to the bond indenture trustee.  Entergy and Entergy Louisiana did not report the collections as revenue because Entergy Louisiana was merely acting as the billing and collection agent for the state.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Additionally, in February 2022, Entergy New Orleans and the LURC filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. In August 2022 the City Council’s advisors recommended that the City Council authorize a single securitization bond issuance to fund Entergy New Orleans’s storm recovery reserves to an amount sufficient to: (1) allow recovery of all of Entergy New Orleans’s unrecovered storm recovery costs following Hurricane Ida, subject to City Council review and certification; (2) provide initial funding of storm recovery reserves for future storms to a level of $75 million; and (3) fund the storm recovery bonds’ upfront financing costs. In September 2022, Entergy New Orleans and the City Council’s advisors entered into an agreement in principle, which was approved by the City Council along with a financing order in October 2022, authorizing Entergy New Orleans and the LURC to proceed with a single securitization bond issuance of approximately $206 million (subject to further adjustment and review pursuant to the Final Issuance Advice Letter process set forth in the financing order), with $125 million of that total to be used for interim recovery, subject to City Council review and certification, to be allocated to unrecovered Hurricane Ida storm recovery costs; $75 million of that total to provide for a storm recovery reserve for future storms; and the remainder to fund the recovery of the storm recovery bonds’ upfront financing costs.

In December 2022, Entergy New Orleans and the LURC filed with the City Council the Final Issuance Advice Letter for a securitization bond issuance in the amount of $209.3 million, the final structuring, terms, and pricing of which were approved by the City Council in accordance with the financing order. Also in December 2022 the LCDA issued $209.3 million in bonds pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act, Part V-B of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana Regular Session of 2021. The LCDA loaned $201.8 million of bond proceeds, net of certain debt service and issuance costs, to the LURC. The LURC used the proceeds to purchase from Entergy New Orleans the storm recovery property, which is the right to collect storm recovery charges sufficient to pay the storm recovery bonds and associated financing costs, and Entergy New Orleans deposited $200 million in a restricted storm reserve escrow account as a storm damage reserve for Entergy New Orleans and received directly $1.8 million in estimated upfront financing costs. Subsequently, Entergy New Orleans withdrew $125 million from the newly securitized storm reserve to cover Hurricane Ida storm recovery costs, subject to a final determination from the City Council regarding the prudency of the storm recovery costs.

Entergy and Entergy New Orleans do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy or Entergy New Orleans in the event of a bond default. To service the bonds, Entergy New Orleans collects a storm recovery charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy and Entergy New Orleans do not report the collections as revenue because Entergy New Orleans is merely acting as the billing and collection agent for the LURC.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement. As a result of the financing order, Entergy Texas reclassified $153 million from utility plant to other regulatory assets.

In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured system restoration bonds (securitization bonds). With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the system restoration charge effective with the first billing cycle of May 2022 and the system restoration charge is expected to remain in place up to 15 years. See Note 5 to the financial statements for a discussion of the April 2022 issuance of the securitization bonds.

NOTE 3.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes for 2022, 2021, and 2020 for Entergy Corporation and Subsidiaries consist of the following:

	2022	2021	2020
	(In Thousands)
Current:
Federal	$32,387	($5,003)	$5,807
State	(3,091)	(8,995)	57,939
Total	29,296	(13,998)	63,746
Deferred and non-current - net	(67,520)	205,891	(190,635)
Investment tax credits - net	(754)	(519)	5,383
Income taxes	($38,978)	$191,374	($121,506)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income taxes for 2022, 2021, and 2020 for Entergy’s Registrant Subsidiaries consist of the following:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$8,015	($79,079)	$9,242	$1,074	$37,471	($11,720)
State	(1,066)	(1,773)	(6,486)	6,221	2,260	581
Total	6,949	(80,852)	2,756	7,295	39,731	(11,139)
Deferred and non-current - net	74,802	(77,223)	48,443	16,814	11,520	(83,369)
Investment tax credits - net	(855)	(4,778)	3,665	168	(630)	1,680
Income taxes	$80,896	($162,853)	$54,864	$24,277	$50,621	($92,828)

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($20,285)	($24,053)	($5,868)	($6,724)	($189)	$29,416
State	529	2,459	(11,506)	(413)	1,261	(10,258)
Total	(19,756)	(21,594)	(17,374)	(7,137)	1,072	19,158
Deferred and non-current - net	96,180	146,786	60,861	12,870	25,087	(25,229)
Investment tax credits - net	(1,229)	(4,783)	1,836	203	(633)	4,094
Income taxes	$75,195	$120,409	$45,323	$5,936	$25,526	($1,977)

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($44,627)	$62,728	($14,580)	$293	($5,603)	$372,206
State	(2,563)	4,457	(1,316)	(303)	2,658	55,551
Total	(47,190)	67,185	(15,896)	(10)	(2,945)	427,757
Deferred and non-current - net	96,195	(444,647)	43,640	(18,153)	6,619	(405,928)
Investment tax credits - net	(1,228)	(4,862)	(554)	13,956	(632)	(1,286)
Income taxes	$47,777	($382,324)	$27,190	($4,207)	$3,042	$20,543

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2022, 2021, and 2020 are:

	2022	2021	2020
	(In Thousands)
Net income attributable to Entergy Corporation	$1,103,166	$1,118,492	$1,388,334
Preferred dividend requirements of subsidiaries and noncontrolling interests	(6,028)	227	18,319
Consolidated net income	1,097,138	1,118,719	1,406,653
Income taxes	(38,978)	191,374	(121,506)
Income before income taxes	$1,058,160	$1,310,093	$1,285,147
Computed at statutory rate (21%)	$222,214	$275,120	$269,881
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	61,368	79,273	60,087
Regulatory differences - utility plant items	(32,143)	(57,556)	(53,229)
Equity component of AFUDC	(14,156)	(14,799)	(25,080)
Amortization of investment tax credits	(7,740)	(7,695)	(8,386)
Flow-through / permanent differences	1,011	(5,585)	11,099
Amortization of excess ADIT (a)	(34,899)	(66,478)	(59,629)
Arkansas and Louisiana rate changes (b)	—	(27,108)	—
Entergy Wholesale Commodities restructuring (c)	—	—	(9,223)
IRS audit adjustment (d)	—	—	(301,041)
Stock compensation (e)	—	—	(25,591)
Entergy Louisiana securitization (f)	(282,620)	—	—
System Energy sale-leaseback order (g)	12,662	—	—
Provision for uncertain tax positions	34,423	16,533	15,208
Valuation allowance	(2,754)	(2,600)	—
Other - net	3,656	2,269	4,398
Total income taxes as reported	($38,978)	$191,374	($121,506)
Effective Income Tax Rate	(3.7%)	14.6%	(9.5%)

(a)See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess accumulated deferred income taxes (ADIT) in 2022, 2021, and 2020 and the tax legislation enactment in 2017.
(b)See “Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.
(c)See “Other Tax Matters - Entergy Wholesale Commodities Restructuring” below for discussion of the Entergy Wholesale Commodities ownership of Palisades restructuring in 2020.
(d)See “Income Tax Audits - 2014-2015 IRS Audit” below for discussion of the resolution of the audit in 2020.
(e)See “Other Tax Matters - Stock Compensation” below for discussion of excess tax deductions.
(f)See “Other Tax Matters – Act 293 Securitization” below for discussion of the Entergy Louisiana securitization in 2022.
(g)See Note 2 to the financial statements for discussion of the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2022, 2021, and 2020 are:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$292,887	$855,870	$176,267	$64,101	$303,327	($276,593)
Income taxes	80,896	(162,853)	54,864	24,277	50,621	(92,828)
Pretax income	$373,783	$693,017	$231,131	$88,378	$353,948	($369,421)
Computed at statutory rate (21%)	$78,494	$145,534	$48,538	$18,559	$74,329	($77,578)
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	17,981	44,244	9,659	6,733	2,175	(16,727)
Regulatory differences - utility plant items	(12,466)	(6,347)	(7,726)	(1,908)	(3,010)	(686)
Equity component of AFUDC	(3,437)	(5,513)	(1,286)	(174)	(2,841)	(905)
Amortization of investment tax credits	(1,201)	(4,720)	(223)	175	(614)	(1,155)
Flow-through / permanent differences	106	3,467	4,837	230	765	(641)
Amortization of excess ADIT (a)	—	(13,164)	—	(752)	(20,983)	—
System Energy sale-leaseback order (f)	—	—	—	—	—	12,662
Entergy Louisiana securitization (e)	—	(289,609)	—	—	—	—
Non-taxable dividend income	—	(38,735)	—	—	—	—
Provision for uncertain tax positions	1,600	400	700	1,200	420	(8,000)
Valuation allowance	(1,258)	—	—	—	—	—
Other - net	1,077	1,590	365	214	380	202
Total income taxes as reported	$80,896	($162,853)	$54,864	$24,277	$50,621	($92,828)
Effective Income Tax Rate	21.6%	(23.5%)	23.7%	27.5%	14.3%	25.1%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$298,484	$653,984	$166,834	$31,798	$228,824	$106,814
Income taxes	75,195	120,409	45,323	5,936	25,526	(1,977)
Pretax income	$373,679	$774,393	$212,157	$37,734	$254,350	$104,837
Computed at statutory rate (21%)	$78,473	$162,623	$44,553	$7,924	$53,413	$22,016
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	19,633	41,030	9,305	2,579	1,553	5,385
Regulatory differences - utility plant items	(16,078)	(14,123)	(8,133)	(4,332)	(2,115)	(12,776)
Equity component of AFUDC	(3,207)	(6,016)	(1,701)	(498)	(2,077)	(1,300)
Amortization of investment tax credits	(1,201)	(4,729)	64	(56)	(617)	(1,155)
Flow-through / permanent differences	(814)	(2,655)	124	1,559	(475)	(1,235)
Amortization of excess ADIT (a)	(5,845)	(24,323)	—	(1,028)	(21,929)	(13,354)
Arkansas and Louisiana rate changes (b)	398	(6,126)	395	(1,569)	216	115
Non-taxable dividend income	—	(26,801)	—	—	—	—
Provision for uncertain tax positions	353	300	465	1,200	(2,716)	200
Valuation allowance	2,766	—	—	—	—	—
Other - net	717	1,229	251	157	273	127
Total income taxes as reported	$75,195	$120,409	$45,323	$5,936	$25,526	($1,977)
Effective Income Tax Rate	20.1%	15.5%	21.4%	15.7%	10.0%	(1.9%)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$245,232	$1,082,352	$140,583	$49,338	$215,073	$99,131
Income taxes	47,777	(382,324)	27,190	(4,207)	3,042	20,543
Pretax income	$293,009	$700,028	$167,773	$45,131	$218,115	$119,674
Computed at statutory rate (21%)	$61,532	$147,006	$35,232	$9,478	$45,804	$25,132
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	16,256	38,182	6,917	2,606	1,460	5,524
Regulatory differences - utility plant items	(8,034)	(23,819)	(7,441)	(3,442)	(7,673)	(2,821)
Equity component of AFUDC	(3,154)	(8,012)	(1,412)	(1,331)	(9,255)	(1,916)
Amortization of investment tax credits	(1,201)	(4,811)	(540)	(61)	(617)	(1,155)
Flow-through / permanent differences	(2,219)	1,404	(102)	498	766	(421)
Amortization of excess ADIT (a)	(6,011)	(26,293)	18	(4,564)	(22,780)	—
Stock compensation (d)	(4,952)	(9,004)	(2,763)	(1,526)	(2,842)	(1,300)
IRS audit adjustment (c)	(6,351)	(471,702)	(3,768)	(6,819)	(2,091)	(2,925)
Non-taxable dividend income	—	(26,795)	—	—	—	—
Provision for uncertain tax positions	1,200	300	800	800	—	300
Other - net	711	1,220	249	154	270	125
Total income taxes as reported	$47,777	($382,324)	$27,190	($4,207)	$3,042	$20,543
Effective Income Tax Rate	16.3%	(54.6%)	16.2%	(9.3%)	1.4%	17.2%

(a)See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess ADIT in 2022, 2021, and 2020 and the tax legislation enactment in 2017.
(b)See “Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.
(c)See “Income Tax Audits - 2014-2015 IRS Audit” below for discussion of the resolution of the audit in 2020.
(d)See “Other Tax Matters - Stock Compensation” below for discussion of excess tax deductions.
(e)See “Other Tax Matters - Act 293 Securitization” below for discussion of the Entergy Louisiana securitization in 2022.
(f)See Note 2 to the financial statements for discussion of the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($5,270,010)	($6,136,563)
Regulatory assets	(937,554)	(930,244)
Nuclear decommissioning trusts/receivables	(318,570)	(656,185)
Pension, net regulatory asset	(336,496)	(322,788)
Combined unitary state taxes	(10,335)	(7,255)
Power purchase agreements	(3,993)	—
Accumulated storm damage provision	(35,213)	(207,243)
Deferred fuel	(181,222)	(85,310)
Other	(333,421)	(341,450)
Total	(7,426,814)	(8,687,038)
Deferred tax assets:
Nuclear and other decommissioning liabilities	173,201	278,136
Regulatory liabilities	1,108,075	1,318,381
Pension and other post-employment benefits	141,399	208,128
Sale and leaseback	—	102,474
Compensation	76,317	79,798
Accumulated deferred investment tax credit	57,501	57,986
Provision for allowances and contingencies	97,545	82,286
Power purchase agreements	—	55,259
Unbilled/deferred revenues	21,905	26,683
Net operating loss carryforwards	2,065,149	2,868,424
Capital losses and miscellaneous tax credits	28,876	11,111
Valuation allowance	(372,017)	(325,239)
Other	245,236	200,032
Total	3,643,187	4,963,459
Non-current accrued taxes (including unrecognized tax benefits)	(951,110)	(929,032)
Accumulated deferred income taxes and taxes accrued	($4,734,737)	($4,652,611)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2022 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses before 1/1/2018	$6.2 billion	2023-2027
Federal net operating losses - 1/1/2018 forward	$20.1 billion	N/A
State net operating losses	$7.7 billion	2023-2042
State net operating losses with no expiration	$15.7 billion	N/A
Other federal and state carryforwards	$515.7 million	2023-2027
Miscellaneous federal and state credits	$90.1 million	2023-2042

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

Because it is more likely than not that the benefits from certain state net operating losses and other deferred tax assets will not be utilized, valuation allowances totaling $372 million as of December 31, 2022 and $325 million as of December 31, 2021 have been provided on the deferred tax assets related to federal and state jurisdictions in which Entergy does not currently expect to be able to utilize certain separate company tax return attributes, preventing realization of such deferred tax assets. As a result of incurring costs related to Hurricane Ida restoration, certain Utility operating companies are entitled to an accelerated tax deduction which generated a taxable loss in various taxing jurisdictions. This accelerated deduction has impaired the realizability of a limited term carryover tax attribute. Accordingly, the impairment contributed to the activity reflected for the valuation allowance disclosed above.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2022 and 2021 are as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,181,456)	($2,513,138)	($691,675)	($115,841)	($614,134)	($448,010)
Regulatory assets	(244,624)	(457,102)	(44,358)	(24,738)	(95,717)	(68,742)
Nuclear decommissioning trusts/receivables	(107,858)	(118,172)	—	—	—	(92,527)
Pension, net regulatory asset	(93,139)	(82,891)	(22,256)	(9,604)	(18,111)	(17,889)
Deferred fuel	(35,205)	(49,792)	(37,333)	(2,560)	(54,204)	(128)
Accumulated storm damage provision	—	(31,337)	—	—	(3,876)	—
Power purchase agreements	(8,296)	(11,181)	—	(9,372)	(22,014)	—
Other	(76,813)	(126,350)	(26,752)	(21,977)	(4,126)	(14,364)
Total	(1,747,391)	(3,389,963)	(822,374)	(184,092)	(812,182)	(641,660)
Deferred tax assets:
Regulatory liabilities	236,318	508,594	54,454	27,438	47,248	237,452
Nuclear and other decommissioning liabilities	139,499	12,883	1	—	97	18,940
Pension and other post-employment benefits	(28,463)	52,414	(9,196)	(18,114)	(20,867)	(2,481)
Accumulated deferred investment tax credit	7,171	29,271	3,641	4,438	1,829	11,151
Provision for allowances and contingencies	26,432	15,741	10,300	26,671	7,755	—
Unbilled/deferred revenues	6,211	(2,405)	5,826	4,090	7,572	—
Compensation	3,361	5,207	2,316	1,107	1,712	308
Net operating loss carryforwards	10,491	307,175	10,140	12,146	27,620	20,639
Capital losses and miscellaneous tax credits	719	2,774	5,152	11,006	3,728	8,261
Other	24,969	41,310	6,849	11,105	729	—
Total	426,708	972,964	89,483	79,887	77,423	294,270
Non-current accrued taxes (including unrecognized tax benefits)	(177,551)	42,121	(47,139)	(281,054)	(9,468)	(28,680)
Accumulated deferred income taxes and taxes accrued	($1,498,234)	($2,374,878)	($780,030)	($385,259)	($744,227)	($376,070)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,158,523)	($3,429,473)	($681,968)	($192,660)	($654,252)	($433,874)
Regulatory assets	(226,687)	(530,274)	(34,799)	(30,694)	(45,470)	(61,205)
Nuclear decommissioning trusts/receivables	(175,882)	(186,382)	—	—	—	(153,610)
Pension, net regulatory asset	(92,881)	(93,681)	(22,253)	(11,429)	(19,914)	(18,033)
Deferred fuel	(27,497)	(13,686)	(30,409)	(1,600)	(10,139)	(49)
Accumulated storm damage provision	—	(193,967)	—	—	(13,276)	—
Other	(77,820)	(138,299)	(29,108)	(33,071)	(2,526)	(5,622)
Total	(1,759,290)	(4,585,762)	(798,537)	(269,454)	(745,577)	(672,393)
Deferred tax assets:
Regulatory liabilities	310,256	634,184	59,418	36,057	55,022	224,036
Nuclear and other decommissioning liabilities	123,568	(909)	1	(433)	94	9,432
Pension and other post-employment benefits	(26,577)	73,006	(7,793)	(16,090)	(18,793)	(1,925)
Sale and leaseback	—	—	—	—	—	102,474
Accumulated deferred investment tax credit	7,518	30,666	2,723	4,391	1,958	10,729
Provision for allowances and contingencies	24,829	21,768	10,236	5,559	7,730	—
Power purchase agreements	—	—	1,140	—	(1,202)	—
Unbilled/deferred revenues	3,331	9,919	2,306	971	10,196	—
Compensation	3,347	5,288	2,181	1,036	1,618	447
Net operating loss carryforwards	275,054	1,228,547	166,008	105,549	81	—
Capital losses and miscellaneous tax credits	—	5,141	1,258	10,977	883	1,958
Other	19,397	5,968	2,891	7,788	863	2
Total	740,723	2,013,578	240,369	155,805	58,450	347,153
Non-current accrued taxes (including unrecognized tax benefits)	(397,634)	138,330	(161,929)	(251,735)	(5,369)	(57,691)
Accumulated deferred income taxes and taxes accrued	($1,416,201)	($2,433,854)	($720,097)	($365,384)	($692,496)	($382,931)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2022 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses before 1/1/2018	$— billion	$1.2 billion	$— billion	$0.6 billion	$— billion	$— billion
Year(s) of expiration	N/A	2035-2037	N/A	2037	N/A	N/A

Federal net operating losses - 1/1/2018 forward	$4.7 billion	$3.8 billion	$1.9 billion	$0.5 billion	$1.9 billion	$0.1 billion
Year(s) of expiration	N/A	N/A	N/A	N/A	N/A	N/A

State net operating losses	$4.9 billion	$6.5 billion	$2 billion	$1.4 billion	$1 million	$0.2 million
Year(s) of expiration	2023-2031	N/A	2038-2041	N/A	2028	N/A

Misc. federal credits	$7.2 million	$14.1 million	$2.9 million	$15.7 million	$3.2 million	$2.2 million
Year(s) of expiration	2038-2042	2035-2042	2038-2042	2037-2042	2036-2042	2036-2042

State credits	$— million	$— million	$6.8 million	$— million	$2.4 million	$15.5 million
Year(s) of expiration	N/A	N/A	2023-2026	N/A	2027-2032	2023-2026

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

	2022	2021	2020
	(In Thousands)
Gross balance at January 1	$5,759,968	$5,699,339	$7,383,154
Additions based on tax positions related to the current year	792,134	101,623	669,207
Additions for tax positions of prior years	37,259	33,419	98,591
Reductions for tax positions of prior years	(195,762)	(74,413)	(935,735)
Settlements	—	—	(1,515,878)
Gross balance at December 31	6,393,599	5,759,968	5,699,339
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(5,566,212)	(4,987,799)	(4,710,214)
Cash paid to taxing authorities	(82,000)	(60,000)	(10,000)
Unrecognized tax benefits net of unused tax attributes and payments (a)	$745,387	$712,169	$979,125

(a)Potential tax liability above what is payable on tax returns

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The balances of unrecognized tax benefits include $3,254 million, $2,256 million, and $2,208 million as of December 31, 2022, 2021, and 2020, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $3,140 million, $3,504 million, and $3,491 million as of December 31, 2022, 2021, and 2020, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2022, 2021, and 2020 accrued balance for the possible payment of interest is approximately $50 million, $52 million, and $44 million, respectively. Interest (net-of-tax) of ($2) million, $8 million, and ($4) million was recorded in 2022, 2021, and 2020, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2022, 2021, and 2020 is as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2022	$1,408,494	$604,628	$549,569	$639,497	$552,295	$23,356
Additions based on tax positions related to the current year (b)	40,502	750,320	185	72	173	690
Additions for tax positions of prior years	6,233	10,262	1,122	393	801	761
Reductions for tax positions of prior years	(2,410)	(14,374)	(3,328)	(1,236)	(163,903)	(1,105)
Gross balance at December 31, 2022	1,452,819	1,350,836	547,548	638,726	389,366	23,702
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(1,277,414)	(1,328,916)	(504,940)	(455,928)	(377,054)	(23,702)
Unrecognized tax benefits net of unused tax attributes	$175,405	$21,920	$42,608	$182,798	$12,312	$—

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2021	$1,364,635	$640,295	$549,717	$639,546	$521,932	$21,652
Additions based on tax positions related to the current year	30,419	13,437	684	1,050	32,616	1,753
Additions for tax positions of prior years	15,013	9,304	1,504	6	2,315	1,897
Reductions for tax positions of prior years	(1,573)	(58,408)	(2,336)	(1,105)	(4,568)	(1,946)
Gross balance at December 31, 2021	1,408,494	604,628	549,569	639,497	552,295	23,356
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(992,643)	(604,628)	(388,728)	(484,899)	(540,694)	(8,576)
Unrecognized tax benefits net of unused tax attributes	$415,851	$—	$160,841	$154,598	$11,601	$14,780

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2020	$1,341,242	$2,381,653	$566,287	$716,773	$21,406	$473,331
Additions based on tax positions related to the current year (a)	9,403	35,681	5,619	2,430	504,362	4,013
Additions for tax positions of prior years	13,400	10,508	1,156	294	799	4,606
Reductions for tax positions of prior years	(11,346)	(679,601)	(24,173)	(80,267)	(5,559)	(41,466)
Settlements	11,936	(1,107,946)	828	316	924	(418,832)
Gross balance at December 31, 2020	1,364,635	640,295	549,717	639,546	521,932	21,652
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(1,112,628)	(640,295)	(465,679)	(451,922)	(507,720)	(7,413)
Unrecognized tax benefits net of unused tax attributes	$252,007	$—	$84,038	$187,624	$14,212	$14,239

(a)The primary additions for Entergy Texas in 2020 are related to the mark-to-market treatment discussed in “Other Tax Matters - Tax Accounting Methods” below.
(b)The primary additions for Entergy Louisiana in 2022 are related to the Entergy Louisiana securitization as discussed in “Other Tax Matters - Act 293 Securitization” below.

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2022	2021	2020
	(In Millions)
Entergy Arkansas	$377.9	$262.1	$259.3
Entergy Louisiana	$720.8	$66.3	$63.8
Entergy Mississippi	$151.2	$51.7	$50.7
Entergy New Orleans	$310.7	$228.6	$203.5
Entergy Texas	$3.3	$2.6	$6.1
System Energy	$2.5	$1.7	$0.5

Accrued balances for the possible payment of interest related to unrecognized tax benefits are as follows:

	December 31,
	2022	2021	2020
	(In Millions)
Entergy Arkansas	$4.3	$2.7	$2.3
Entergy Louisiana	$4.1	$3.7	$3.4
Entergy Mississippi	$3.1	$2.4	$1.9
Entergy New Orleans	$6.4	$5.2	$3.9
Entergy Texas	$1.1	$1.1	$0.9
System Energy	$1.9	$12.1	$11.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries record interest and penalties related to unrecognized tax benefits in income tax expense.  No penalties were recorded in 2022, 2021, and 2020. Interest (net-of-tax) was recorded as follows:

	2022	2021	2020
	(In Millions)
Entergy Arkansas	$1.6	$0.4	($0.8)
Entergy Louisiana	$0.4	$0.3	($10.8)
Entergy Mississippi	$0.7	$0.5	$0.2
Entergy New Orleans	$1.2	$1.3	($0.8)
Entergy Texas	$—	$0.2	($0.2)
System Energy	($10.2)	$0.2	($2.6)

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

State Income Tax Audits

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

The IRS issued final regulations which were effective for Entergy beginning with the 2021 tax year. The regulations provide that if 90% of a tax group’s consolidated assets consist of regulated utility property, the entire consolidated tax group will be treated as a regulated public utility and all of the consolidated group’s interest expense will be currently tax deductible. Entergy expects that its classification as a public utility will continue to apply to its business operations making the application of the interest expense limitation to Entergy unlikely. The provision has not resulted in Entergy having to report any significant business interest expense limitations on its tax returns.

With respect to the federal corporate income tax rate change from 35% to 21% in 2017, Entergy and the Registrant Subsidiaries recorded a regulatory liability associated with the decrease in the net accumulated deferred income tax liability, which is often referred to as “excess ADIT,” a significant portion of which has been paid to customers since 2019 in the form of lower rates. Entergy’s December 31, 2022 and December 31, 2021 balance sheets reflect a regulatory liability of $1.3 billion and $1.3 billion, respectively, as a result of the re-measurement of deferred tax assets and liabilities from the income tax rate change, amortization of excess ADIT, and payments to customers since the enactment of TCJA.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s regulatory liability for income taxes includes a gross-up at the applicable tax rate because of the effect that excess ADIT has on the ratemaking formula. The regulatory liability for income taxes includes the effect of a) the reduction of the net deferred tax liability resulting in excess ADIT, and b) the tax gross-up of excess ADIT. The Registrant Subsidiaries’ December 31, 2022 and December 31, 2021 balance sheets reflect net regulatory liabilities for income taxes as follows:

	2022	2021
	(In Millions)
Entergy Arkansas	$435	$432
Entergy Louisiana	$338	$338
Entergy Mississippi	$202	$212
Entergy New Orleans	$40	$42
Entergy Texas	$133	$171
System Energy	$111	$113

Excess ADIT is generally classified into two categories: 1) the portion that is subject to the normalization requirements of the TCJA, referred to as “protected”, and 2) the portion that is not subject to such normalization provisions, referred to as “unprotected”. The TCJA provides that the normalization method of accounting for income taxes is required for excess ADIT associated with public utility property. The TCJA provides for the use of the average rate assumption method (ARAM) for the determination of the timing of the return of excess ADIT associated with such property. Under ARAM, the excess ADIT is reduced over the remaining life of the asset. Remaining asset lives vary for each Registrant Subsidiary, but the average life of public utility property is typically 30 years or longer. Entergy will amortize the protected portion of the excess ADIT in conformity with the normalization requirements. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2022 and December 31, 2021, includes protected excess ADIT as follows:

	2022	2021
	(In Millions)
Entergy Arkansas	$453	$463
Entergy Louisiana	$675	$669
Entergy Mississippi	$226	$237
Entergy New Orleans	$53	$56
Entergy Texas	$201	$208
System Energy	$137	$148

Payment of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2022 and December 31, 2021, includes unprotected excess ADIT as follows:

	2022	2021
	(In Millions)
Entergy Arkansas	$27	$12
Entergy Louisiana	$135	$148
Entergy Texas	$—	$26

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The return of unprotected excess accumulated deferred income taxes reduced Entergy’s and the Registrant Subsidiaries’ regulatory liability for income taxes as follows for 2022 and 2021:

	2022	2021
	(In Millions)
Entergy	$53	$88
Entergy Arkansas	$—	$8
Entergy Louisiana	$25	$33
Entergy New Orleans	$1	$1
Entergy Texas	$27	$28
System Energy	$—	$18

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

Coronavirus Aid, Relief, and Economic Security Act

In response to the economic impacts of the COVID-19 pandemic, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law on March 27, 2020. The CARES Act provisions that result in the most significant opportunities for tax relief to Entergy and the Registrant Subsidiaries are (i) permitting a five-year carryback of 2018-2020 NOLs, (ii) removing the 80 percent limitation on NOLs carried to tax years beginning before 2021, (iii) increasing the limitation on interest expense deductibility for 2019 and 2020, (iv) accelerating available refunds for minimum tax credit carryforwards, modifying limitations on charitable contributions during 2020, and (v) delaying the payment of employer payroll taxes. Entergy deferred approximately $64 million of 2020 payroll tax payments, payable in equal installments over two years. The initial installment of $32 million was paid in December 2021. The second installment of $32 million was paid in December 2022.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power plants. Additionally, the Inflation Reduction Act of 2022 enacted a 1% excise tax on the buyback of public company stock and a new corporate alternative minimum tax. There are no effects on the financial statements as of and for the year ended December 31, 2022 related to the enactment of the law. See the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

“Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional discussion of the effects of the Inflation Reduction Act of 2022.

Entergy Wholesale Commodities Restructuring

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

As a result of System Energy being allowed to include part of its decommissioning liability in cost of goods sold, System Energy and Entergy recorded a deferred tax liability of $26 million at the time the matter was agreed upon. System Energy also recorded federal and state taxes payable of $402 million. However, on a consolidated basis, Entergy utilized tax loss carryovers to offset the federal taxable income adjustment and did not record federal taxes payable as a result of the outcome of this uncertain tax position.

As a result of Entergy Louisiana being allowed to include part of its decommissioning liability in cost of goods sold, Entergy Louisiana and Entergy recorded a deferred tax liability of $60 million at the time the matter was agreed upon. Both Entergy Louisiana and Entergy utilized tax loss carryovers to offset the taxable income adjustment and accordingly did not record taxes payable as a result of the outcome of this uncertain tax position.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020, Entergy Texas elected mark-to-market income tax treatment for wholesale electric power purchase and sale agreements which resulted in a $2.5 billion deductible temporary difference.

Arkansas and Louisiana Corporate Income Tax Rate Changes

In April 2019, December 2021, and August 2022 the State of Arkansas enacted corporate income tax law changes that phased in rate reductions from the former rate of 6.5% to 6.2% in 2021, and 5.9% in 2022.  The August 2022 legislation accelerated the rate reduction to 5.3% for tax years beginning on or after January 1, 2023, accelerating the rate reductions that were originally scheduled to take effect in the 2025 tax year. As a result of the 2019 rate reduction, Entergy Arkansas computed a regulatory liability for income taxes as of December 31, 2020 of approximately $21 million, which includes a tax gross-up related to the treatment of income taxes in the retail and wholesale ratemaking formulas and has been included in the appropriate rate mechanisms. Entergy Arkansas recorded incremental regulatory liabilities of $11 million and $15 million associated with the rate reductions enacted in 2021 and 2022, respectively. The Arkansas tax law enactment also phases in an increase to the net operating loss carryover period from five to ten years.

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

Act 293 Securitization

As described in Note 2 to the financial statements, Entergy Louisiana implemented a securitization authorized under Act 293 of the Louisiana legislature. Act 293 provides that the LURC contribute the net bond proceeds to a LURC-sponsored trust. Over the 15-year term of the Act 293 bonds, the storm trust will make distributions to Entergy Louisiana, a beneficiary of the storm trust, that will not be taxable to Entergy Louisiana. Additionally, Entergy Louisiana will not include the receipt of the system restoration charges in taxable income because the right to receive the system restoration charges has been granted directly to the LURC, and Entergy Louisiana only acts as an agent to collect those charges on behalf of the LURC.

Accordingly, the securitization provides for a tax accounting permanent difference resulting in a net reduction of income tax expense in second quarter 2022 of approximately $290 million, after taking into account a provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense

Entergy Corporation and Subsidiaries
Notes to Financial Statements

was offset by other tax charges resulting in a net reduction of income tax expense of $283 million, after taking into account a provision for uncertain tax positions.

In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in second quarter 2022 a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers. See Note 2 to the financial statements for discussion of the Entergy Louisiana securitization.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2022 was 2.97% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2022.

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of December 31, 2022, Entergy Corporation had $827.6 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2022 was 2.09%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2022 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2022	Letters of Credit Outstanding as of December 31, 2022
Entergy Arkansas	April 2023	$25 million (b)	5.98%	—	—
Entergy Arkansas	June 2027	$150 million (c)	5.55%	—	—
Entergy Louisiana	June 2027	$350 million (c)	7.75%	$50 million	—
Entergy Mississippi	April 2023	$45 million (d)	5.92%	—	—
Entergy Mississippi	April 2023	$40 million (d)	5.92%	—	—
Entergy Mississippi	April 2023	$10 million (d)	5.92%	—	—
Entergy Mississippi	July 2024	$150 million	5.55%	—	—
Entergy New Orleans	June 2024	$25 million (c)	6.01%	—	—
Entergy Texas	June 2027	$150 million (c)	5.67%	—	$1.1 million

(a)The interest rate is the estimated interest rate as of December 31, 2022 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the MISO uncommitted standby letter of credit facilities as of December 31, 2022:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2022 (a) (b)
Entergy Arkansas	$25 million	0.78%	$5.6 million
Entergy Louisiana	$125 million	0.78%	$20.0 million
Entergy Mississippi	$65 million	0.78%	$6.7 million
Entergy New Orleans	$15 million	1.625%	$1.0 million
Entergy Texas	$80 million	0.875%	$34.8 million

(a)As of December 31, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $2.4 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.
(b)As of December 31, 2022, in addition to the $6.7 million MISO letter of credit, Entergy Mississippi has $1.0 million of non-MISO letters of credit outstanding under this facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized short-term borrowing limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through October 2023. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2022 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$181
Entergy Louisiana	$450	$226
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2023. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of December 31, 2022, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the year ended December 31, 2022 was 3.19% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of December 31, 2022:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2022
	(Dollars in Millions)
Entergy Arkansas VIE	June 2025	$80	2.62%	$—
Entergy Louisiana River Bend VIE	June 2025	$105	2.17%	$13.1
Entergy Louisiana Waterford VIE	June 2025	$105	2.74%	$60.8
System Energy VIE	June 2025	$120	2.77%	$72.6

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company VIE for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

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

The nuclear fuel company VIEs had notes payable that are included in debt on the respective balance sheets as of December 31, 2022 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Arkansas VIE	1.84% Series N due July 2026	$90 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	2.05% Series K due September 2027	$90 million

In accordance with regulatory treatment, interest on the nuclear fuel company VIEs’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained financing authorization from the FERC that extend through October 2023 for issuances by their nuclear fuel company VIEs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2022 and 2021 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2022	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2022	2021	2022	2021
				(In Thousands)
Mortgage Bonds
2022-2026	2.98%	0.62% - 4.44%	0.62% - 5.59%	$6,058,000	$6,693,000
2027-2031	2.84%	1.60%- 4.19%	1.60% - 4.19%	3,515,000	3,515,000
2032-2041	3.56%	2.35% - 4.52%	2.35% - 4.52%	2,597,000	2,597,000
2044-2066	4.15%	2.65% - 5.50%	2.65% - 5.50%	8,005,000	6,980,000
Governmental Bonds (a)
2022-2044	2.43%	2.00% - 2.50%	2.00% - 2.5%	282,375	332,680
Securitization Bonds
2023-2036	3.57%	2.67% - 3.697%	2.67% - 4.38%	297,363	85,234
Variable Interest Entities Notes Payable (Note 4)
2023-2027	2.18%	1.84% - 3.22%	1.84% - 3.22%	310,000	310,000
Entergy Corporation Notes
due July 2022	n/a	—	4.00%	—	650,000
due September 2025	n/a	0.9%	0.9%	800,000	800,000
due September 2026	n/a	2.95%	2.95%	750,000	750,000
due June 2028	n/a	1.9%	1.9%	650,000	650,000
due June 2030	n/a	2.80%	2.80%	600,000	600,000
due June 2031	n/a	2.40%	2.40%	650,000	650,000
due June 2050	n/a	3.75%	3.75%	600,000	600,000
Entergy New Orleans Unsecured Term Loan due May 2023	n/a	2.5%	2.5%	70,000	70,000
Entergy Mississippi Unsecured Term Loan due December 2023	n/a	4.082%	—	150,000	—
System Energy Term Loan due November 2023	n/a	3.721%	—	50,000	—
5 Year Credit Facility (Note 4)	n/a	2.97%	1.60%	150,000	165,000
Entergy Louisiana Credit Facility (Note 4)	n/a	7.75%	1.32%	50,000	125,000
Vermont Yankee Credit Facility (Note 4)	n/a	3.19%	1.67%	139,000	139,000
Entergy Arkansas VIE Credit Facility (Note 4)	n/a	2.62%	1.17%	—	4,800
Entergy Louisiana River Bend VIE Credit Facility (Note 4)	n/a	2.17%	1.15%	13,100	42,700
Entergy Louisiana Waterford VIE Credit Facility (Note 4)	n/a	2.74%	1.16%	60,800	39,600
System Energy VIE Credit Facility (Note 4)	n/a	2.77%	1.16%	72,600	36,100
Long-term DOE Obligation (b)	—	—	—	195,044	192,115
Grand Gulf Sale-Leaseback Obligation	n/a	—	—	34,297	34,321
Unamortized Premium and Discount - Net				960	(8,273)
Unamortized Debt Issuance Costs				(173,464)	(177,904)
Other				5,474	5,528
Total Long-Term Debt				25,932,549	25,880,901
Less Amount Due Within One Year				2,309,037	1,039,329
Long-Term Debt Excluding Amount Due Within One Year				$23,623,512	$24,841,572
Fair Value of Long-Term Debt				$22,573,837	$27,061,171

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

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2022, for the next five years are as follows:

Amount
(In Thousands)
2023	$2,310,306
2024	$2,176,275
2025	$1,525,640
2026	$2,305,720
2027	$1,129,490

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2023.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through December 2023. Entergy Arkansas has also obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2022 and 2021 consisted of:

	2022	2021
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.05% Series due June 2023	$250,000	$250,000
3.7% Series due June 2024	375,000	375,000
3.5% Series due April 2026	600,000	600,000
4.00% Series due June 2028	350,000	350,000
4.95% Series due December 2044	250,000	250,000
4.20% Series due April 2049	550,000	350,000
2.65% Series due June 2051	675,000	675,000
3.35% Series due June 2052	400,000	400,000
4.875% Series due September 2066	410,000	410,000
Total mortgage bonds	3,860,000	3,660,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
3.17% Series M due December 2023	40,000	40,000
1.84% Series N due July 2026	90,000	90,000
Credit Facility due June 2025, weighted avg rate 2.62%	—	4,800
Total variable interest entity notes payable and credit facility	130,000	134,800
Other:
Long-term DOE Obligation (b)	195,044	192,115
Unamortized Premium and Discount – Net	12,513	2,776
Unamortized Debt Issuance Costs	(33,009)	(32,803)
Other	1,952	1,974
Total Long-Term Debt	4,166,500	3,958,862
Less Amount Due Within One Year	290,000	—
Long-Term Debt Excluding Amount Due Within One Year	$3,876,500	$3,958,862
Fair Value of Long-Term Debt	$3,538,930	$4,176,577

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2022	2021
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
3.3% Series due December 2022	$—	$200,000
4.05% Series due September 2023	325,000	325,000
0.62% Series due November 2023	665,000	1,100,000
5.59% Series due October 2024	300,000	300,000
0.95% Series due October 2024	1,000,000	1,000,000
5.40% Series due November 2024	400,000	400,000
3.78% Series due April 2025	110,000	110,000
3.78% Series due April 2025	190,000	190,000
4.44% Series due January 2026	250,000	250,000
2.40% Series due October 2026	400,000	400,000
3.12% Series due September 2027	450,000	450,000
3.25% Series due April 2028	425,000	425,000
1.60% Series due December 2030	300,000	300,000
3.05% Series due June 2031	325,000	325,000
2.35% Series due June 2032	500,000	500,000
4.0% Series due March 2033	750,000	750,000
3.10% Series due June 2041	500,000	500,000
5.0% Series due July 2044	170,000	170,000
4.95% Series due January 2045	450,000	450,000
4.20% Series due September 2048	900,000	900,000
4.20% Series due April 2050	525,000	525,000
2.90% Series due March 2051	650,000	650,000
4.75% Series due September 2052	500,000	—
4.875% Series due September 2066	270,000	270,000
Total mortgage bonds	10,355,000	10,490,000
Governmental Bonds (a):
2.00% Series due June 2030, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	16,200	16,200
2.50% Series due April 2036, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	182,480	182,480
Total governmental bonds	198,680	198,680
Variable Interest Entity Notes Payable and Credit Facilities (Note 4):
3.22% Series I due December 2023	20,000	20,000
2.51% Series V due June 2027	70,000	70,000
Credit Facility due June 2025, weighted avg rate 2.17%	13,100	42,700
Credit Facility due June 2025, weighted avg rate 2.74%	60,800	39,600
Total variable interest entity notes payable and credit facilities	163,900	172,300
Other:
Credit Facility due June 2027, weighted avg rate 7.75%	50,000	125,000
Unamortized Premium and Discount - Net	(8,482)	(7,523)
Unamortized Debt Issuance Costs	(63,698)	(67,665)
Other	3,522	3,554
Total Long-Term Debt	10,698,922	10,914,346
Less Amount Due Within One Year	1,010,000	200,000
Long-Term Debt Excluding Amount Due Within One Year	$9,688,922	$10,714,346
Fair Value of Long-Term Debt	$9,444,665	$11,492,650

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2022	2021
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
3.10% Series due July 2023	$250,000	$250,000
3.75% Series due July 2024	100,000	100,000
3.25% Series due December 2027	150,000	150,000
2.85% Series due June 2028	375,000	375,000
2.55% Series due December 2033	200,000	200,000
4.52% Series due December 2038	55,000	55,000
3.85% Series due June 2049	435,000	435,000
3.50% Series due June 2051	370,000	370,000
4.90% Series due October 2066	260,000	260,000
Total mortgage bonds	2,195,000	2,195,000
Other:
Unsecured Term Loan due December 2023, weighted avg rate 4.082%	150,000	—
Unamortized Premium and Discount – Net	5,803	5,853
Unamortized Debt Issuance Costs	(19,707)	(20,864)
Total Long-Term Debt	2,331,096	2,179,989
Less Amount Due Within One Year	400,000	—
Long-Term Debt Excluding Amount Due Within One Year	$1,931,096	$2,179,989
Fair Value of Long-Term Debt	$1,987,154	$2,346,230

	2022	2021
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
3.9% Series due July 2023	$100,000	$100,000
3.0% Series due March 2025	78,000	78,000
4.0% Series due June 2026	85,000	85,000
4.19% Series due November 2031	90,000	90,000
4.51% Series due September 2033	60,000	60,000
4.51% Series due November 2036	70,000	70,000
3.75% Series due March 2040	62,000	62,000
5.0% Series due December 2052	30,000	30,000
5.50% Series due April 2066	110,000	110,000
Total mortgage bonds	685,000	685,000
Securitization Bonds:
2.67% Series Senior Secured due June 2027	18,770	30,977
Total securitization bonds	18,770	30,977
Other:
2.5% Unsecured Term Loan due May 2023	70,000	70,000
Payable to associated company due November 2035	9,585	10,911
Unamortized Premium and Discount – Net	(25)	(58)
Unamortized Debt Issuance Costs	(7,698)	(8,665)
Total Long-Term Debt	775,632	788,165
Less Amount Due Within One Year	171,306	1,326
Long-Term Debt Excluding Amount Due Within One Year	$604,326	$786,839
Fair Value of Long-Term Debt	$707,872	$765,538

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2022	2021
	(In Thousands)
Entergy Texas
Mortgage Bonds:
1.50% Series due September 2026	$130,000	$130,000
3.45% Series due December 2027	150,000	150,000
4.0% Series due March 2029	300,000	300,000
1.75% Series due March 2031	600,000	600,000
4.5% Series due March 2039	400,000	400,000
5.15% Series due June 2045	250,000	250,000
3.55% Series due September 2049	475,000	475,000
5.00% Series due September 2052	325,000	—
Total mortgage bonds	2,630,000	2,305,000
Securitization Bonds:
4.38% Series Senior Secured, Series A due November 2023	—	54,257
3.051% Series Senior Secured, Series A Tranche A-1 due December 2028	87,743	—
3.697% Series Senior Secured, Series A Tranche A-2 due December 2036	190,850	—
Total securitization bonds	278,593	54,257
Other:
Unamortized Premium and Discount - Net	11,528	13,556
Unamortized Debt Issuance Costs	(24,208)	(18,665)
Total Long-Term Debt	2,895,913	2,354,148
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$2,895,913	$2,354,148
Fair Value of Long-Term Debt	$2,485,705	$2,483,995

	2022	2021
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
2.14% Series due December 2025	200,000	200,000
Total mortgage bonds	450,000	450,000
Governmental Bonds (a):
2.5% Series due April 2022, Mississippi Business Finance Corp.	—	50,305
2.375% Series due June 2044, Mississippi Business Finance Corp. (c)	83,695	83,695
Total governmental bonds	83,695	134,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
2.05% Series K due September 2027	90,000	90,000
Credit Facility due June 2025, weighted avg rate 2.77%	72,600	36,100
Total variable interest entity notes payable and credit facility	162,600	126,100
Other:
Term Loan due November 2023, weighted avg rate 3.721% (c)	50,000	—
Grand Gulf Sale-Leaseback Obligation	34,297	34,321
Unamortized Premium and Discount – Net	(50)	(108)
Unamortized Debt Issuance Costs	(2,637)	(3,017)
Total Long-Term Debt	777,905	741,296
Less Amount Due Within One Year	300,037	50,329
Long-Term Debt Excluding Amount Due Within One Year	$477,868	$690,967
Fair Value of Long-Term Debt	$702,473	$743,040

(a)Consists of pollution control revenue bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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
(c)The debt is secured by a series of collateral mortgage bonds.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2022, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2023	$290,000	$1,010,000	$400,000	$171,306	$—	$300,000
2024	$375,000	$1,700,000	$100,000	$1,275	$—	$—
2025	$—	$373,900	$—	$79,140	$—	$272,600
2026	$690,000	$650,000	$—	$85,720	$130,000	$—
2027	$—	$570,000	$150,000	$19,490	$150,000	$90,000

Entergy Arkansas Debt Issuance

In January 2023, Entergy Arkansas issued $425 million of 5.15% Series mortgage bonds due January 2033. Entergy Arkansas expects to use the proceeds, together with other funds, to repay on or prior to maturity its $250 million of 3.05% Series mortgage bonds due June 2023 and for general corporate purposes.

Securitization Bonds

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

Entergy New Orleans Securitization Bonds - Hurricane Isaac

In May 2015 the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67%. Although the principal amount is not due until June 2027, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next two years in the amounts of $12.5 million for 2023 and $6.2 million for 2024, after which the bonds will be fully repaid. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm

Entergy Corporation and Subsidiaries
Notes to Financial Statements

recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

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

Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav

In September 2009 the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transaction costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds). Although the principal amount was not due until November 2023, Entergy Texas Restoration Funding made principal payments on the bonds in the amount of $54.3 million in 2022, after which the bonds were fully repaid.

Entergy Texas Securitization Bonds - Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In January 2022 the PUCT authorized the issuance of securitization bonds to recover $242.9 million of Entergy Texas’s Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration costs, plus carrying costs, plus approximately $13.3 million relating to a system restoration regulatory asset related to Hurricane Harvey, plus up-front qualified costs. In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured system restoration bonds (securitization bonds), as follows:

Amount
(In Thousands)
Senior Secured System Restoration Bonds:
Tranche A-1 (3.051%) due December 2028	$100,000
Tranche A-2 (3.697%) due December 2036	190,850
Total senior secured system restoration bonds	$290,850

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding II expects to make principal payments on the securitization bonds over the next five years in the amounts of $17.8 million for 2023, $18.3 million for 2024, $18.8 million for 2025, $19.4 million for 2026, and $13.4 million for 2027 for Tranche A-1. Entergy Texas Restoration Funding II expects to begin principal payments for Tranche A-2 in 2027 with a payment of $6.6 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  As such, it has recognized debt for the lease obligation and retained the portion of the plant subject to the sale-leaseback on its balance sheet. For financial reporting purposes, System Energy has recognized interest expense on the debt balance and depreciation on the applicable plant balance.  The lease payments are recognized as principal and interest payments on the debt balance. However, operating revenues have included the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis.  The amount was a net regulatory liability of $55.6 million as of December 31, 2021. In December 2022 the regulatory liability was derecognized as a result of a FERC order which determined that sale-leaseback rent payments during the renewal terms are not recoverable. See Note 2 to the financial statements for discussion of the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint.

As of December 31, 2022, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments that are recorded as long-term debt, as follows, which reflects the effect of the December 2013 renewal:

Amount
(In Thousands)

2023	$17,188
2024	17,188
2025	17,188
2026	17,188
2027	17,188
Years thereafter	154,688
Total	240,628
Less: Amount representing interest	206,330
Present value of net minimum lease payments	$34,298

NOTE 6.  PREFERRED EQUITY AND NONCONTROLLING INTERESTS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas)

In May 2021, Entergy’s certificate of incorporation was amended and restated to provide authority to issue up to 1,000,000 shares of preferred stock, no par value per share, and to decrease from 500,000,000 to 499,000,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the number of shares of common stock, par value of $0.01 per share, authorized for issuance. As of December 31, 2022 and 2021, no preferred stock has been issued.

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and noncontrolling interests for Entergy Corporation subsidiaries as of December 31, 2022 and 2021 are presented below.

	Shares/Units Authorized		Shares/Units Outstanding
	2022	2021	2022	2021	2022	2021
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund and Noncontrolling Interests:
Entergy Utility Holding Company, LLC, 7.5% Series (a)	110,000	110,000	110,000	110,000	$107,425	$107,425
Entergy Utility Holding Company, LLC, 6.25% Series (b)	15,000	15,000	15,000	15,000	14,366	14,366
Entergy Utility Holding Company, LLC, 6.75% Series (c)	75,000	75,000	75,000	75,000	73,370	73,370
Entergy Texas, 5.375% Series	1,400,000	1,400,000	1,400,000	1,400,000	35,000	35,000
Entergy Texas, 5.10% Series (d)	150,000	150,000	—	—	—	—
Entergy Arkansas Noncontrolling Interest	—	—	—	—	27,825	33,110
Entergy Louisiana Noncontrolling Interest	—	—	—	—	31,735	—
Entergy Mississippi Noncontrolling Interest	—	—	—	—	3,347	—
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund and Noncontrolling Interests	1,750,000	1,750,000	1,600,000	1,600,000	293,068	263,271
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Finance Holding, Inc. 8.75% (e)	250,000	250,000	250,000	250,000	24,249	24,249
Total Subsidiaries’ Preferred Stock or Preferred Membership Interests without sinking fund and Noncontrolling Interests	2,000,000	2,000,000	1,850,000	1,850,000	$317,317	$287,520

(a)In October 2015, Entergy Utility Holding Company, LLC issued 110,000 units of $1,000 liquidation value 7.5% Series A Preferred Membership Interests, all of which are outstanding as of December 31, 2022. The distributions are cumulative and payable quarterly. These units are redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $2.575 million of preferred stock issuance costs.
(b)In November 2017, Entergy Utility Holding Company, LLC issued 15,000 units of $1,000 liquidation value 6.25% Series B Preferred Membership Interests, all of which are outstanding as of December 31, 2022. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2038, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $634 thousand of preferred stock issuance costs.
(c)In November 2018, Entergy Utility Holding Company, LLC issued 75,000 units of $1,000 liquidation value 6.75% Series C Preferred Membership Interests, all of which are outstanding as of December 31, 2022. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2039, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $1.63 million of preferred stock issuance costs.
(d)Currently, all shares are held by Entergy Corporation.
(e)In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2022. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share. Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

The number of shares authorized and outstanding and dollar value of preferred stock for Entergy Texas as of December 31, 2022 and 2021 are presented below.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2022	2021	2022	2021	2022
Entergy Texas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $25 par value:
5.375% Series (a)	1,400,000	1,400,000	$35,000	$35,000	$—
5.10% Series (b)	150,000	150,000	3,750	3,750	$25.50
Total without sinking fund	1,550,000	1,550,000	$38,750	$38,750

(a)In September 2019, Entergy Texas issued $35 million of 5.375% Series A Preferred Stock, a total of 1,400,000 shares with a liquidation value of $25 per share, all of which are outstanding as of December 31, 2022. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after October 15, 2024 at Entergy Texas’s option, at a fixed redemption price of $25 per share.
(b)In November 2021, Entergy Texas issued $3.75 million of 5.10% Series B Preferred Stock, a total of 150,000 shares with a liquidation value of $25 per share, all of which are outstanding and held by Entergy Corporation as of December 31, 2022. The dividends are cumulative and payable quarterly. The preferred stock is redeemable at Entergy Texas’s option at a fixed redemption price of $25.50 per share prior to November 1, 2026 and at a fixed redemption price of $25 per share on or after November 1, 2026.

Dividends and distributions paid on all of Entergy Corporation’s subsidiaries’ preferred stock and membership interests series may be eligible for the dividends received deduction.

The dollar value of noncontrolling interest for Entergy Arkansas as of December 31, 2022 and 2021 is presented below.

	2022	2021
	(In Thousands)
Entergy Arkansas Noncontrolling Interest
AR Searcy Partnership, LLC (a)	$27,825	$33,110
Total Noncontrolling Interest	$27,825	$33,110

(a)In December 2021, AR Searcy Partnership, LLC, a tax equity partnership between Entergy Arkansas and a tax equity investor, acquired the Searcy Solar facility. Entergy Arkansas, as the managing member, consolidates AR Searcy Partnership, LLC and the tax equity investor’s interest is shown as noncontrolling interest in the financial statements. Entergy Arkansas uses the HLBV method of accounting for income or loss allocation to the tax equity investor’s noncontrolling interest. See Note 1 to the financial statements for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

further discussion on the presentation of the tax equity investor’s noncontrolling interest and the HLBV method of accounting.

The dollar value of noncontrolling interest for Entergy Louisiana as of December 31, 2022 and 2021 is presented below.

	2022	2021
	(In Thousands)
Entergy Louisiana Noncontrolling Interest
Restoration Law Trust I (a)	$31,735	$—
Total Noncontrolling Interest	$31,735	$—

(a)Restoration Law Trust I was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Restoration Law Trust I holds preferred membership interests issued by Entergy Finance Company and Entergy Finance Company is required to make annual distributions (dividends) on the preferred membership interests. These annual dividends paid on the Entergy Finance Company preferred membership interests will be distributed 1% to the LURC and 99% to Entergy Louisiana. Entergy Louisiana, as the primary beneficiary, consolidates Restoration Law Trust I and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the consolidated financial statements for Entergy Louisiana and Entergy. See Note 2 to the financial statements for a discussion of the Entergy Louisiana securitization.

The dollar value of noncontrolling interest for Entergy Mississippi as of December 31, 2022 and 2021 is presented below.

	2022	2021
	(In Thousands)
Entergy Mississippi Noncontrolling Interest
MS Sunflower Partnership, LLC (a)	$3,347	$—
Total Noncontrolling Interest	$3,347	$—

(a)In May 2022, MS Sunflower Partnership, LLC, a tax equity partnership between Entergy Mississippi and a tax equity investor, made the initial payment for the purchase of the Sunflower Solar facility. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. Pending the remediation of certain operational issues, final payment of the purchase price is expected in first quarter 2023. Entergy Mississippi, as the managing member, consolidates MS Sunflower Partnership, LLC and the tax equity investor’s interest is shown as noncontrolling interest in the consolidated financial statements for Entergy Mississippi and Entergy. Entergy Mississippi uses the HLBV method of accounting for income or loss allocation to the tax equity investor’s noncontrolling interest. See Note 1 to the financial statements for further discussion on the presentation of the tax equity investor’s noncontrolling interest and the HLBV method of accounting.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Common Stock

Common stock and treasury stock shares activity for Entergy for 2022, 2021, and 2020 is as follows:

	2022		2021		2020
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	271,965,510	69,312,326	270,035,180	69,790,346	270,035,180	70,886,400
Issuances:
Equity Distribution Program	7,688,419	—	1,930,330	—	—	—
Employee Stock-Based Compensation Plans	—	(818,366)	—	(461,903)	—	(1,076,511)
Directors’ Plan	—	(16,531)	—	(16,117)	—	(19,543)
Ending Balance, December 31	279,653,929	68,477,429	271,965,510	69,312,326	270,035,180	69,790,346

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

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2022, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $4.10 in 2022, $3.86 in 2021, and $3.74 in 2020.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. Initially, the aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion. In May 2022, Entergy increased the aggregate gross sales price authorized under the at the market equity distribution program by $1 billion. As of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

December 31, 2022, an aggregate gross sales price of approximately $1,077.8 million has been sold under the at market equity distribution program.

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

In June, August, and October 2021, Entergy entered into forward sale agreements for 416,853 shares, 1,692,555 shares, and 250,743 shares of common stock, respectively. No amounts were recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreements occurred in November 2022. The forward sale agreements required Entergy to, at its election prior to September 29, 2023, either (i) physically settle the transactions by issuing the total of 416,853 shares, 1,692,555 shares, and 250,743 shares, respectively, of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially approximately $106.87, $111.16, and $100.35 per share, respectively) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor and decreased by other fixed amounts specified in the agreements. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 416,853 shares, 1,692,555 shares, and 250,743 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled $45 million, $190.1 million, and $25.4 million, respectively. In connection with the sales of these shares, Entergy paid to the agents fees of $0.5 million, $1.9 million, and $0.3 million, respectively, which have not been deducted from the gross sales prices. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, were determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. At December 31, 2021, 1,158,917 shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

In March, June, and September 2022, Entergy entered into forward sale agreements for 1,538,010 shares, 2,124,086 shares, and 1,666,172 shares of common stock, respectively. No amounts were recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreements occurred in November 2022. The forward sale agreements required Entergy to, at its election prior to September 29, 2023 for the March 2022 agreements and prior to December 29, 2023 for the June and September agreements, either (i) physically settle the transactions by issuing the total of 1,538,010 shares, 2,124,086 shares, and 1,666,172 shares, respectively, of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially approximately $108.12, $116.94, and $115.46 per share, respectively) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 1,538,010 shares, 2,124,086 shares, and 1,666,172 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled $168 million, $250.9 million, and $194.2 million, respectively. In connection with the sales of these shares, Entergy paid to the agents fees of $1.7 million, $2.5 million, and $1.9 million, respectively, which have not been deducted from the gross sales prices. Entergy did not receive any proceeds from such sales of borrowed shares.

In November 2022, Entergy physically settled its obligations under the forward sale agreements by delivering 7,688,419 shares of common stock in exchange for cash proceeds of $853.3 million. The forward sale price used to determine the cash proceeds received by Entergy was calculated based on the initial forward sale price

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of $112.50 per share as adjusted in accordance with the forward sale agreements. Entergy incurred approximately $0.7 million of general issuance costs with the settlement.

Entergy used the net proceeds for general corporate purposes, which included repayment of commercial paper, outstanding loans under Entergy’s revolving credit facility, and other debt.

Retained Earnings and Dividends

Entergy Corporation received dividend payments and distributions from subsidiaries totaling $301 million in 2022, $136 million in 2021, and $113 million in 2020.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2022	($1,035)	($338,647)	$7,154	($332,528)
Other comprehensive income (loss) before reclassifications	908	112,944	(12,997)	100,855
Amounts reclassified from accumulated other comprehensive income (loss)	127	33,949	5,843	39,919
Net other comprehensive income (loss) for the period	1,035	146,893	(7,154)	140,774
Ending balance, December 31, 2022	$—	($191,754)	$—	($191,754)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2021	$28,719	($534,576)	$56,650	($449,207)
Other comprehensive income (loss) before reclassifications	1,439	130,371	(48,050)	83,760
Amounts reclassified from accumulated other comprehensive income (loss)	(31,193)	65,558	(1,446)	32,919
Net other comprehensive income (loss) for the period	(29,754)	195,929	(49,496)	116,679
Ending balance, December 31, 2021	($1,035)	($338,647)	$7,154	($332,528)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2022:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2022	$8,278
Other comprehensive income (loss) before reclassifications	48,087
Amounts reclassified from accumulated other comprehensive income (loss)	(995)
Net other comprehensive income (loss) for the period	47,092
Ending balance, December 31, 2022	$55,370

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2021:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2021	$4,327
Other comprehensive income (loss) before reclassifications	4,084
Amounts reclassified from accumulated other comprehensive income (loss)	(133)
Net other comprehensive income (loss) for the period	3,951
Ending balance, December 31, 2021	$8,278

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the years ended December 31, 2022 and 2021 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$—	$39,679	Competitive business operating revenues
Interest rate swaps	(161)	(194)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(161)	39,485
Income taxes	34	(8,292)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($127)	$31,193

Pension and other postretirement liabilities
Amortization of prior-service costs	$15,337	$20,947	(a)
Amortization of loss	(33,859)	(88,838)	(a)
Settlement loss	(25,321)	(16,379)	(a)
Total amortization and settlement loss	(43,843)	(84,270)
Income taxes	9,894	18,712	Income taxes
Total amortization and settlement loss (net of tax)	($33,949)	($65,558)

Net unrealized investment gain (loss)
Realized gain (loss)	($9,245)	$2,289	Interest and investment income
Income taxes	3,402	(843)	Income taxes
Total realized investment gain (loss) (net of tax)	($5,843)	$1,446

Total reclassifications for the period (net of tax)	($39,919)	($32,919)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the years ended December 31, 2022 and 2021 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$4,630	$4,920	(a)
Amortization of loss	(927)	(2,322)	(a)
Settlement loss	(2,342)	(2,484)	(a)
Total amortization	1,361	114
Income taxes	(366)	19	Income taxes
Total amortization (net of tax)	995	133

Total reclassifications for the period (net of tax)	$995	$133

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $117.2 million in 2022, $128.5 million in 2021, and $132.7 million in 2020.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $136.9 million in 2023, and a total of $1.1 billion for the years 2024 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2015, after several NRC inspections and regulatory conferences, arising from the stator incident, the NRC placed ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix. Entergy Arkansas incurred incremental costs of approximately $53 million in 2015 to prepare for the NRC inspections that began in early 2016 in order to address the issues required to move ANO back to “licensee response” or Column 1 of the NRC’s Reactor Oversight Process Action Matrix. Excluding remediation and response costs that resulted from the additional NRC inspection activities, Entergy Arkansas incurred approximately $44 million in 2016 and $7 million in 2017 in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. In June 2018 the NRC moved ANO 1 and 2 into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix.

In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs and costs related to the incremental oversight previously noted, subject to certain timelines and conditions set forth in the settlement agreement, including the resolution of civil litigation currently pending regarding the stator incident by the Circuit Court of Pope County, Arkansas. A trial date was established by the circuit court for March 1, 2023, but has been continued.

In December 2022 the APSC approved Entergy Arkansas’s request for an additional extension of the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident to no later than sixty days after the circuit court issues a final order in the civil litigation proceedings.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2020, 2021, and 2022 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE.

In December 2019 the DOE submitted an offer of judgment to resolve claims in the third round ANO damages case.  The $80 million offer was accepted by Entergy Arkansas, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Arkansas and against the DOE. The effects in 2019 of recording the judgment were reductions to plant, nuclear fuel expense, other operation and maintenance expense, depreciation expense, and taxes other than income taxes. Entergy Arkansas received payment from the U.S. Treasury in January 2020.

In December 2019 the Entergy FitzPatrick Properties (formerly Entergy Nuclear FitzPatrick) and the DOE entered into a settlement agreement and the U.S. Court of Federal Claims issued a judgment in the amount of $7 million in favor of Entergy FitzPatrick Properties against the DOE in the second round FitzPatrick damages case. The effect in 2019 of recording the judgment was a reduction to asset write-offs, impairments, and related charges (credits). Entergy received payment from the U.S. Treasury in January 2020.

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

In January 2021 the U.S. Court of Federal Clams issued a final judgment in the amount of $23 million in favor of Entergy Nuclear Palisades and against the DOE in the second round Palisades damages case. Entergy received payment from the U.S. Treasury in February 2021. The effects of recording the judgment were reductions to plant, other operation and maintenance expense, and taxes other than income taxes. The Palisades damages

Entergy Corporation and Subsidiaries
Notes to Financial Statements

awarded included $16 million related to costs previously recorded as plant and $7 million related to costs previously recorded as other operation and maintenance expenses. Of the $16 million previously capitalized, Entergy recorded $9 million as a reduction to previously-recorded depreciation expense.

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

In October 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $83 million in favor of Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC against the DOE in the Indian Point Unit 2 third round and Unit 3 second round combined damages case. Entergy received payment from the U.S. Treasury in January 2022. The effect in 2021 of recording the judgment was a reduction to asset write-offs, impairments, and related charges (credits). The damages awarded included $32 million related to costs previously recorded as plant, $47 million related to costs previously recorded as other operation and maintenance expenses, and $4 million related to costs previously recorded as taxes other than income taxes.

Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

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

2.Secondary Financial Protection: Currently, 96 nuclear reactors participate in the Secondary Financial Protection program, which provides approximately $13 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Within the Secondary Financial Protection program, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $688 million).  This retrospective premium is assessable at approximately $21 million per year per incident per nuclear power reactor.

3.Total insurance coverage available is approximately $13.7 billion, among the primary ANI coverage and the Secondary Financial Protection program, to respond to a nuclear power plant accident that causes third-party damages (e.g., off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e., contractors)). These coverages also respond to an accident caused by terrorism.

Entergy Arkansas and Entergy Louisiana each have two licensed reactors. System Energy has one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (Cooperative Energy) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of NEIL, a mutual insurance company that provides property damage coverage, including decontamination and reactor stabilization, to the members’ nuclear generating plants.  The property damage insurance limits procured by Entergy for its Utility plants are in compliance with the financial protection requirements of the NRC.

The Utility plants’ (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3) property damage insurance limits are $1.06 billion per occurrence at each plant. The nuclear property deductible is $20 million per site at the Utility plants, except for earth movement, flood, and windstorm. Property damage from earth movement is excluded from the first $500 million in coverage for all Utility plants. Property damage from flood is excluded from the first $500 million in coverage at ANO 1 and 2 and Grand Gulf. Property damage from flood for Waterford 3 and River Bend includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million. Property damage from a windstorm for all of the Utility nuclear plants includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a total maximum deductible of $50 million.

In addition, Waterford 3 and Grand Gulf are also covered under NEIL’s Accidental Outage Coverage program.  Accidental outage coverage provides indemnification for the actual cost incurred in the event of an unplanned outage resulting from property damage covered under the NEIL Primary Property Insurance policy, subject to a deductible period.  The indemnification for the actual cost incurred is based on market power prices at the time of the loss. After the deductible period has passed, weekly indemnities for an unplanned nuclear outage, covered under NEIL’s Accidental Outage Coverage program, would be paid according to the amounts listed below:

•100% of the weekly indemnity for each week for the first payment period of 52 weeks; then
•80% of the weekly indemnity for each week for the second payment period of 52 weeks; and thereafter
•80% of the weekly indemnity for an additional 58 weeks for the third and final payment period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective January 1, 2023, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$19.2
Entergy Louisiana	$36.1
Entergy Mississippi	$0.1
Entergy New Orleans	$0.1
Entergy Texas	N/A
System Energy	$14.6

NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations.  Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

In the event that one or more acts of terrorism causes property damage from a nuclear event under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate not exceeding $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses.

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

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries and related entities are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees, recognized bargaining representatives, and certain third parties.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions may include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state

Entergy Corporation and Subsidiaries
Notes to Financial Statements

counterparts; claims of race, gender, age, and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board or concerning the National Labor Relations Act; claims of retaliation; claims of harassment and hostile work environment; and claims for or regarding benefits under various Entergy Corporation-sponsored employee benefit plans. Entergy and the Registrant Subsidiaries and related entities are responding to these lawsuits and proceedings and deny liability to the claimants.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of Entergy or the Utility operating companies.

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in state courts against primarily Entergy Texas and Entergy Louisiana by individuals alleging exposure to asbestos while working at Entergy facilities between 1955 and 1980. Entergy is being sued as a premises owner.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 190 lawsuits involving approximately 320 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

Grand Gulf - Related Agreements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  In December 2016 the NRC granted the extension of Grand Gulf’s operating license to 2044. Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2022 under the agreement were approximately $19.8 million for Entergy Arkansas, $7.8 million for Entergy Louisiana, $17.7 million for Entergy Mississippi, and $9.5 million for Entergy New Orleans. See Note 2 to the financial statements for discussion of the complaints filed with the FERC against System Energy seeking a reduction in the return on equity component of the Unit Power Sales Agreement and other complaints filed with the FERC regarding the rates charged by System Energy under the System Agreement.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy’s operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years (See Reallocation Agreement terms below) and expenses incurred in connection with a permanent shutdown of Grand Gulf.  System Energy has assigned its rights to payments and advances to certain creditors as security for certain of its debt obligations.  Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement.  Accordingly, no payments under the Availability Agreement have ever been required.  If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or certain of its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

	December 31,
	2022	2021
	(In Millions)
Entergy Arkansas	$267.1	$224.3
Entergy Louisiana	$418.8	$848.2
Entergy Mississippi	$159.4	$136.8
Entergy New Orleans	$56.3	$91.7
Entergy Texas	$62.9	$98.1
System Energy	$94.4	$89.7

As of December 31, 2022 and 2021, the regulatory asset for removal costs for the Utility operating companies includes amounts related to storm restoration costs. See Note 2 to the financial statements for further discussion of storm restoration costs and requested recovery.

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2022 and 2021 by Entergy were as follows:

	Liabilities as of December 31, 2021	Accretion	Change in Cash Flow Estimate	Spending	Dispositions		Liabilities as of December 31, 2022
	(In Millions)
Entergy	$4,757.1	$236.0	($0.5)	($13.3)	($707.8)		$4,271.5

Utility
Entergy Arkansas	$1,390.4	$82.3	$—	$—	$—		$1,472.7
Entergy Louisiana	$1,653.2	$84.1	$2.8	($3.3)	$—		$1,736.8
Entergy Mississippi	$10.3	$0.6	$—	($3.1)	$—		$7.8
Entergy New Orleans	$4.0	$0.1	$—	($4.1)	$—		$—
Entergy Texas	$8.5	$0.5	$2.1	$—	$—		$11.1
System Energy	$1,007.6	$40.2	($5.4)	$—	$—		$1,042.5

Entergy Wholesale Commodities
Big Rock Point	$42.0	$2.0	$—	($1.2)	($42.8)	(a)	$—
Palisades	$640.4	$31.0	$—	($1.6)	($669.8)	(a)	$—
Other (b)	$0.6	$—	$—	$—	$—		$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Liabilities as of December 31, 2020	Accretion	Spending	Dispositions		Liabilities as of December 31, 2021
	(In Millions)
Entergy	$6,469.5	$317.9	($33.2)	($1,997.1)		$4,757.1

Utility
Entergy Arkansas	$1,314.2	$77.7	$—	($1.5)		$1,390.4
Entergy Louisiana	$1,573.3	$79.9	$—	$—		$1,653.2
Entergy Mississippi	$9.8	$0.5	$—	$—		$10.3
Entergy New Orleans	$3.8	$0.2	$—	$—		$4.0
Entergy Texas	$8.1	$0.4	$—	$—		$8.5
System Energy	$968.9	$38.7	$—	$—		$1,007.6

Entergy Wholesale Commodities
Big Rock Point	$41.1	$3.4	($2.5)	$—		$42.0
Indian Point 1	$246.6	$8.8	($1.3)	($254.1)	(a)	$—
Indian Point 2	$839.8	$28.9	($25.1)	($843.6)	(a)	$—
Indian Point 3	$869.4	$29.1	($0.6)	($897.9)	(a)	$—
Palisades	$594.1	$50.1	($3.8)	$—		$640.4
Other (b)	$0.5	$0.1	$—	$—		$0.6

(a)    See Note 14 to the financial statements for discussion of the sale of the Indian Point Energy Center in May 2021 and the sale of Palisades in June 2022.
(b)    See “Coal Combustion Residuals” below for additional discussion regarding the asset retirement obligations related to coal combustion residuals management.

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

NOTE 10.  LEASES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

As of December 31, 2022 and 2021, Entergy and the Registrant Subsidiaries held operating and finance leases for fleet vehicles used in operations, real estate, and aircraft. Excluded are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases under the accounting standards.

Leases have remaining terms of one year to 58 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered reasonably certain unless Entergy or a Registrant Subsidiary makes significant leasehold improvements or other modifications that would hinder its ability to easily move. In certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor. Due to the nature of the agreements and Entergy’s continuing relationship with the lessor, however, Entergy and the Registrant Subsidiaries expect to renegotiate or refinance the leases prior to conclusion of the lease. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy incurred the following total lease costs for the years ended December 31, 2022 and 2021:

	2022	2021
	(In Thousands)
Operating lease cost	$65,463	$69,067
Finance lease cost:
Amortization of right-of-use assets	$13,493	$12,483
Interest on lease liabilities	$2,702	$2,845

Of the lease costs disclosed above, Entergy had $5.4 million and $2.8 million in short-term leases costs for the years ended December 31, 2022 and 2021, respectively.

The Registrant Subsidiaries incurred the following lease costs for the year ended December 31, 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$15,435	$15,016	$7,510	$1,755	$5,624
Finance lease cost:
Amortization of right-of-use assets	$3,048	$4,259	$1,962	$906	$1,629
Interest on lease liabilities	$402	$592	$261	$134	$230

Of the lease costs disclosed above, Entergy Arkansas had $1.7 million, Entergy Louisiana had $1.8 million, Entergy Mississippi had $0.9 million, Entergy New Orleans had $0.2 million, and Entergy Texas had $0.8 million in short-term lease costs for the year ended December 31, 2022.

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

The lease costs for the years ended December 31, 2022 and 2021 disclosed above materially approximate the cash flows used by the Registrant Subsidiaries for leases with all costs included within operating activities on the respective Statements of Cash Flows, except for the finance lease costs which are included in financing activities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy has elected to account for short-term leases in accordance with policy options provided by accounting guidance; therefore, there are no related lease liabilities or right-of-use assets for the costs recognized above by Entergy or by its Registrant Subsidiaries in the table below.

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheet at December 31, 2022 and 2021 are $191 million and $212 million related to operating leases, respectively, and $64 million and $67 million related to finance leases, respectively.

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at December 31, 2022 and 2021 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022
Operating leases	$56,000	$46,137	$23,624	$5,906	$17,076
Finance leases	$13,493	$18,540	$8,578	$4,342	$8,094

2021
Operating leases	$56,099	$46,443	$16,831	$5,480	$14,986
Finance leases	$15,043	$19,007	$9,114	$4,023	$7,583

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheet as of December 31, 2022 and 2021:

	2022	2021
	(In Thousands)
Current liabilities:
Operating leases	$56,566	$59,437
Finance leases	$13,824	$12,988
Non-current liabilities:
Operating leases	$134,886	$152,363
Finance leases	$54,875	$59,320

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at December 31, 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities:
Operating leases	$14,140	$13,554	$6,540	$1,650	$5,640
Finance leases	$2,985	$4,276	$1,974	$918	$1,654
Non-current liabilities:
Operating leases	$41,874	$32,588	$17,098	$4,217	$11,441
Finance leases	$10,508	$14,264	$6,604	$3,424	$6,440

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

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of Entergy at December 31, 2022 and 2021:

	2022	2021
Weighted average remaining lease terms:
Operating leases	4.32	4.44
Finance leases	5.63	6.18
Weighted average discount rate:
Operating leases	3.61%	3.37%
Finance leases	3.95%	3.96%

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
Weighted average remaining lease terms:
Operating leases	4.55	4.26	5.31	6.08	3.84
Finance leases	5.32	5.27	5.15	5.72	5.67
Weighted average discount rate:
Operating leases	3.43%	3.24%	3.52%	3.50%	3.63%
Finance leases	2.93%	3.15%	2.87%	3.04%	3.07%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
Weighted average remaining lease terms:
Operating leases	5.13	4.65	5.36	5.35	3.94
Finance leases	5.89	5.57	5.63	5.94	5.97
Weighted average discount rate:
Operating leases	3.10%	2.93%	3.00%	2.99%	3.04%
Finance leases	2.80%	3.08%	2.87%	3.03%	2.79%

Maturity of the lease liabilities for Entergy as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases
	(In Thousands)
2023	$62,058	$16,201
2024	53,807	14,876
2025	38,379	13,464
2026	26,671	11,581
2027	16,563	9,254
Years thereafter	9,171	11,091
Minimum lease payments	206,649	76,467
Less: amount representing interest	15,197	7,768
Present value of net minimum lease payments	$191,452	$68,699

Maturity of the lease liabilities for the Registrant Subsidiaries as of December 31, 2022 are as follows:

Operating Leases

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2023	$15,754	$14,808	$7,230	$1,801	$6,152
2024	14,195	12,656	6,244	1,569	5,080
2025	12,359	9,779	5,319	1,116	3,621
2026	9,578	6,195	3,224	684	1,930
2027	6,285	3,556	1,867	305	895
Years thereafter	2,242	2,278	2,328	1,113	615
Minimum lease payments	60,413	49,272	26,212	6,588	18,293
Less: amount representing interest	4,399	3,129	2,574	722	1,212
Present value of net minimum lease payments	$56,014	$46,143	$23,638	$5,866	$17,081

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Finance Leases

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2023	$3,334	$4,791	$2,191	$1,036	$1,875
2024	3,034	4,246	2,007	906	1,719
2025	2,693	3,703	1,748	795	1,588
2026	2,253	2,942	1,414	718	1,341
2027	1,656	2,112	962	585	1,034
Years thereafter	1,526	2,239	856	667	1,231
Minimum lease payments	14,496	20,033	9,178	4,707	8,788
Less: amount representing interest	1,002	1,493	600	365	694
Present value of net minimum lease payments	$13,494	$18,540	$8,578	$4,342	$8,094

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

Qualified Pension Plans

Entergy has seven defined benefit qualified pension plans, including the Entergy Corporation Retirement Plan for Non-Bargaining Employees (Non-Bargaining Plan I), the Entergy Corporation Retirement Plan for Bargaining Employees (Bargaining Plan I), the Entergy Corporation Retirement Plan II for Non-Bargaining Employees, the Entergy Corporation Retirement Plan II for Bargaining Employees, the Entergy Corporation Retirement Plan III (Plan III), the Entergy Corporation Retirement Plan IV for Bargaining Employees, and the Entergy Corporation Cash Balance Plan for Bargaining Employees (Bargaining Cash Balance Plan).  The Entergy Corporation Cash Balance Plan for Non-Bargaining Employees (Non-Bargaining Cash Balance Plan) was merged with and into Non-Bargaining Plan I effective January 1, 2022. The Registrant Subsidiaries participate in these four plans: Non-Bargaining Plan I, Bargaining Plan I, Plan III, and Bargaining Cash Balance Plan. Non-bargaining and bargaining employees whose most recent date of hire was prior to June 30, 2014 (or such later date provided for in their applicable collective bargaining agreement) participate in a noncontributory final average pay formula that provides pension benefits based on the employee’s credited service and compensation during employment. Non-bargaining and bargaining employees whose most recent date of hire is after June 30, 2014 and before January 1, 2021 (or such later date provided for in their applicable collective bargaining agreement) do not participate in a final average pay formula, but instead participate in a cash balance formula. Effective January 1, 2021, the Non-Bargaining Cash Balance Plan and Bargaining Cash Balance Plan were amended to close participation in the plan to those employees whose most recent hire date is after December 31, 2020 (or such later date provided for in their applicable collective bargaining agreement). Employees hired after this date instead may be eligible to participate in and receive a discretionary employer contribution under an Entergy sponsored tax-qualified defined contribution plan that includes a 401(k) feature.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The assets of the seven defined benefit qualified pension plans are held in a master trust established by Entergy. Each pension plan has an undivided beneficial interest in each of the investment accounts in the master trust that is maintained by a trustee.  Use of the master trust permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets in the master trust are commingled, the trustee maintains supporting records for the purpose of allocating the trust level equity in net earnings (loss) and the administrative expenses of the investment accounts in the trust to the various participating pension plans in the trust.  The fair value of the trust’s assets is determined by the trustee and certain investment managers.  The trustee calculates a daily earnings factor, including realized and unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trust on a pro rata basis.

Within each pension plan, the record of each Registrant Subsidiary’s beneficial interest in the plan assets is maintained by the plan’s actuary and is updated quarterly.  Assets for each Registrant Subsidiary are increased for investment net income and contributions and are decreased for benefit payments.  A plan’s investment net income/loss (i.e., interest and dividends, realized and unrealized gains and losses and expenses) is allocated to the Registrant Subsidiaries participating in that plan based on the value of assets for each Registrant Subsidiary at the beginning of the quarter adjusted for contributions and benefit payments made during the quarter.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2022, 2021, and 2020 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2022	2021	2020
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$138,085	$165,278	$161,487
Interest cost on projected benefit obligation	235,805	191,107	239,614
Expected return on assets	(402,504)	(424,572)	(414,273)
Recognized net loss	188,683	334,124	350,010
Settlement charges	230,389	205,878	36,946
Net pension cost	$390,458	$471,815	$373,784
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$6,113	($448,532)	$483,653
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(188,683)	(334,124)	(358,473)
Settlement charge	(230,389)	(205,878)	(36,946)
Total	($412,959)	($988,534)	$88,234
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($22,501)	($516,719)	$462,018

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2022, 2021, and 2020 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$25,210	$33,520	$8,043	$2,745	$5,999	$7,746
Interest cost on projected benefit obligation	45,378	49,330	12,979	5,491	10,729	11,286
Expected return on assets	(75,820)	(82,478)	(20,168)	(9,920)	(18,317)	(18,173)
Recognized net loss	43,597	41,711	12,594	4,787	9,013	10,938
Settlement charges	36,409	58,550	15,786	6,676	22,411	9,905
Net pension cost	$74,774	$100,633	$29,234	$9,779	$29,835	$21,702
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$28,365	($15,604)	($4,743)	$525	$13,363	($7,063)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(43,597)	(41,711)	(12,594)	(4,787)	(9,013)	(10,938)
Settlement charge	(36,409)	(58,550)	(15,786)	(6,676)	(22,411)	(9,905)
Total	($51,641)	($115,865)	($33,123)	($10,938)	($18,061)	($27,906)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$23,133	($15,232)	($3,889)	($1,159)	$11,774	($6,204)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$28,632	$38,271	$9,070	$3,038	$6,921	$8,851
Interest cost on projected benefit obligation	35,683	39,740	10,446	4,392	8,381	9,087
Expected return on assets	(78,368)	(89,821)	(22,407)	(10,598)	(21,158)	(19,254)
Recognized net loss	69,290	67,015	20,007	7,596	12,676	18,404
Settlement charges	37,682	61,945	16,710	5,431	11,797	12,260
Net pension cost	$92,919	$117,150	$33,826	$9,859	$18,617	$29,348
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($96,066)	($89,534)	($29,675)	($16,159)	($18,217)	($27,617)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(69,290)	(67,015)	(20,007)	(7,596)	(12,676)	(18,404)
Settlement charge	(37,682)	(61,945)	(16,710)	(5,431)	(11,797)	(12,260)
Total	($203,038)	($218,494)	($66,392)	($29,186)	($42,690)	($58,281)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($110,119)	($101,344)	($32,566)	($19,327)	($24,073)	($28,933)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$26,329	$35,158	$8,060	$2,654	$6,116	$7,883
Interest cost on projected benefit obligation	44,165	50,432	12,922	5,825	10,731	11,006
Expected return on assets	(78,187)	(89,691)	(23,147)	(10,509)	(21,951)	(18,757)
Recognized net loss	68,338	66,640	18,983	8,018	13,173	17,104
Settlement charges	21,078	8,109	3,366	—	4,289	105
Net pension cost	$81,723	$70,648	$20,184	$5,988	$12,358	$17,341
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$106,178	$90,064	$36,899	$8,148	$13,379	$35,403
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(69,713)	(68,248)	(19,393)	(8,213)	(13,564)	(17,434)
Settlement charge	(21,078)	(8,109)	(3,366)	—	(4,289)	(105)
Total	$15,387	$13,707	$14,140	($65)	($4,474)	$17,864
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$97,110	$84,355	$34,324	$5,923	$7,884	$35,205

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet

Qualified pension obligations, plan assets, funded status, amounts recognized in the Consolidated Balance Sheets for Entergy Corporation and its Subsidiaries as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$8,409,620	$9,143,652
Service cost	138,085	165,278
Interest cost	235,805	191,107
Actuarial gain	(1,660,463)	(158,276)
Benefits paid (including settlement lump sum benefit payments of ($604,753) in 2022 and ($553,576) in 2021)	(956,941)	(932,141)
Balance at December 31	$6,166,106	$8,409,620
Change in Plan Assets
Fair value of assets at January 1	$6,993,110	$6,854,426
Actual return on plan assets	(1,264,071)	714,827
Employer contributions	470,000	355,998
Benefits paid (including settlement lump sum benefit payments of ($604,753) in 2022 and ($553,576) in 2021)	(956,941)	(932,141)
Fair value of assets at December 31	$5,242,098	$6,993,110
Funded status	($924,008)	($1,416,510)
Amount recognized in the balance sheet (funded status)
Non-current liabilities	($924,008)	($1,416,510)
Amount recognized as a regulatory asset
Net loss	$1,842,348	$2,214,390
Amount recognized as AOCI (before tax)
Net loss	$408,839	$449,756

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified pension obligations, plan assets, funded status, amounts recognized in the Balance Sheets for the Registrant Subsidiaries as of December 31, 2022 and 2021 are as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,579,346	$1,736,396	$448,858	$195,380	$371,802	$394,794
Service cost	25,210	33,520	8,043	2,745	5,999	7,746
Interest cost	45,378	49,330	12,979	5,491	10,729	11,286
Actuarial gain	(280,691)	(357,572)	(88,303)	(40,462)	(65,795)	(81,504)
Benefits paid (a)	(201,145)	(205,252)	(60,583)	(22,718)	(57,170)	(44,020)
Balance at December 31	$1,168,098	$1,256,422	$320,994	$140,436	$265,565	$288,302
Change in Plan Assets
Fair value of assets at January 1	$1,302,588	$1,446,658	$356,424	$172,366	$341,915	$312,060
Actual return on plan assets	(233,236)	(259,490)	(63,392)	(31,067)	(60,841)	(56,267)
Employer contributions	92,971	53,658	33,287	1,129	2,513	28,619
Benefits paid (a)	(201,145)	(205,252)	(60,583)	(22,718)	(57,170)	(44,020)
Fair value of assets at December 31	$961,178	$1,035,574	$265,736	$119,710	$226,417	$240,392
Funded status	($206,920)	($220,848)	($55,258)	($20,726)	($39,148)	($47,910)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($206,920)	($220,848)	($55,258)	($20,726)	($39,148)	($47,910)
Amounts recognized as regulatory asset
Net loss	$561,323	$445,116	$140,389	$51,868	$95,729	$125,876
Amounts recognized as AOCI (before tax)
Net loss	$—	$18,546	$—	$—	$—	$—

(a)    Including settlement lump sum benefit payments of ($96) million at Entergy Arkansas, ($146.6) million at Entergy Louisiana, ($48) million at Entergy Mississippi, ($16.2) million at Entergy New Orleans, ($48.9) million at Entergy Texas, and ($23.5) million at System Energy.

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

The qualified pension plans incurred a small actuarial loss during 2022 primarily due to asset losses resulting from an actual return on assets much lower than the expected return on assets, substantially offset by liability gains due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations. The qualified pension plans incurred actuarial gains during 2021 primarily due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations and an actual return on assets exceeding the expected return on assets for 2021.

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $5.7 billion and $7.8 billion at December 31, 2022 and 2021, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
	(In Thousands)
Entergy Arkansas	$1,008,152	$1,463,966
Entergy Louisiana	$1,146,561	$1,574,273
Entergy Mississippi	$292,596	$407,851
Entergy New Orleans	$128,499	$178,010
Entergy Texas	$245,428	$342,441
System Energy	$269,583	$366,920

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

In March 2020, Entergy announced changes to its other postretirement benefits. Effective January 1, 2021, certain retired, former non-bargaining employees age 65 and older who are eligible for Entergy-sponsored retiree welfare benefits, and their eligible spouses who are age 65 and older (collectively, Medicare-eligible participants), are eligible to participate in an Entergy-sponsored retiree health plan, and are no longer eligible for retiree coverage under the Entergy Corporation Companies’ Benefits Plus Medical, Dental and Vision Plans. Under the Entergy-sponsored retiree health plan, Medicare-eligible participants are eligible to participate in a health reimbursement arrangement which they may use towards the purchase of various types of qualified insurance offered through a Medicare exchange provider and for other qualified medical expenses. In accordance with accounting standards, the effects of this change are reflected in the December 31, 2020 other postretirement obligation. The changes affecting active bargaining unit employees will be negotiated with the unions prior to implementation, where necessary, and to the extent required by law.

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

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2022, 2021, and 2020 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2022	2021	2020
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$24,734	$26,578	$24,500
Interest cost on accumulated postretirement benefit obligation (APBO)	27,306	21,278	28,597
Expected return on assets	(43,420)	(43,220)	(40,880)
Amortization of prior service credit	(25,550)	(33,069)	(32,882)
Recognized net loss	4,333	2,853	3,481
Net other postretirement benefit income	($12,597)	($25,580)	($17,184)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($858)	($3,168)	($128,837)
Net (gain)/loss	(131,524)	6,210	41,031
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	25,550	33,069	32,882
Amortization of net loss	(4,333)	(2,853)	(3,481)
Total	($111,165)	$33,258	($58,405)
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	($123,762)	$7,678	($75,589)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2022, 2021, and 2020 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Other postretirement costs:
Service cost - benefits earned during the period	$4,457	$5,633	$1,354	$397	$1,322	$1,239
Interest cost on APBO	5,050	5,770	1,401	694	1,596	1,116
Expected return on assets	(17,930)	—	(5,575)	(5,997)	(10,273)	(3,162)
Amortization of prior service cost/(credit)	1,885	(4,630)	(1,772)	(916)	(4,371)	(319)
Recognized net (gain)/ loss	873	(744)	222	(898)	648	121
Net other postretirement benefit (income)/cost	($5,665)	$6,029	($4,370)	($6,720)	($11,078)	($1,005)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service cost/(credit) for the period	$273	$323	($1,300)	$—	$—	$141
Net (gain)/loss	12,894	(65,501)	6,629	17,334	22,323	1,208
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit/(cost)	(1,885)	4,630	1,772	916	4,371	319
Amortization of net (gain)/loss	(873)	744	(222)	898	(648)	(121)
Total	$10,409	($59,804)	$6,879	$19,148	$26,046	$1,547
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	$4,744	($53,775)	$2,509	$12,428	$14,968	$542

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$4,135	$6,174	$1,448	$437	$1,384	$1,340
Interest cost on APBO	3,726	4,520	1,110	521	1,269	878
Expected return on assets	(18,020)	—	(5,536)	(5,750)	(10,192)	(3,156)
Amortization of prior service credit	(1,121)	(4,920)	(1,775)	(916)	(3,742)	(436)
Recognized net (gain)/loss	196	(364)	76	(712)	398	61
Net other postretirement benefit (income)/cost	($11,084)	$5,410	($4,677)	($6,420)	($10,883)	($1,313)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service cost/(credit) for the period	($85)	$357	$—	$—	($3,776)	$69
Net (gain)/loss	9,956	(2,367)	(2,823)	(3,330)	939	210
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	1,121	4,920	1,775	916	3,742	436
Amortization of net (gain)/ loss	(196)	364	(76)	712	(398)	(61)
Total	$10,796	$3,274	($1,124)	($1,702)	$507	$654
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	($288)	$8,684	($5,801)	($8,122)	($10,376)	($659)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$3,626	$5,993	$1,468	$445	$1,219	$1,254
Interest cost on APBO	4,712	6,216	1,536	784	2,008	1,130
Expected return on assets	(17,104)	—	(5,167)	(5,382)	(9,643)	(2,958)
Amortization of prior service credit	(1,849)	(6,179)	(1,652)	(763)	(3,364)	(1,065)
Recognized net (gain)/loss	540	(447)	171	(13)	907	121
Net other postretirement benefit (income)/cost	($10,075)	$5,583	($3,644)	($4,929)	($8,873)	($1,518)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service cost/(credit) for the period	$12,320	($23,508)	($4,428)	($5,493)	($22,441)	($1,963)
Net (gain)/loss	2,245	8,744	(4,456)	(5,351)	(3,266)	58
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	1,849	6,179	1,652	763	3,364	1,065
Amortization of net (gain)/loss	(540)	447	(171)	13	(907)	(121)
Total	$15,874	($8,138)	($7,403)	($10,068)	($23,250)	($961)
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	$5,799	($2,555)	($11,047)	($14,997)	($32,123)	($2,479)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Consolidated Balance Sheets of Entergy Corporation and its Subsidiaries as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Thousands)
Change in APBO
Balance at January 1	$1,189,682	$1,181,075
Service cost	24,734	26,578
Interest cost	27,306	21,278
Plan amendments	(858)	(3,168)
Plan participant contributions	22,486	22,023
Actuarial (gain)/loss	(297,128)	20,955
Benefits paid	(100,632)	(79,308)
Medicare Part D subsidy received	264	249
Balance at December 31	$865,854	$1,189,682
Change in Plan Assets
Fair value of assets at January 1	$771,319	$737,866
Actual return on plan assets	(122,184)	57,965
Employer contributions	52,835	32,773
Plan participant contributions	22,486	22,023
Benefits paid	(100,632)	(79,308)
Fair value of assets at December 31	$623,824	$771,319
Funded status	($242,030)	($418,363)
Amounts recognized in the balance sheet
Current liabilities	($42,484)	($42,000)
Non-current liabilities	(199,546)	(376,363)
Total funded status	($242,030)	($418,363)
Amounts recognized as a regulatory asset
Prior service credit	($29,323)	($37,693)
Net (gain)/loss	16,956	(7,981)
	($12,367)	($45,674)
Amounts recognized as AOCI (before tax)
Prior service credit	($45,167)	($61,488)
Net (gain)/loss	(133,656)	27,138
	($178,823)	($34,350)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2022 and 2021 are as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$221,183	$253,031	$61,001	$31,866	$71,961	$47,875
Service cost	4,457	5,633	1,354	397	1,322	1,239
Interest cost	5,050	5,770	1,401	694	1,596	1,116
Plan amendments	273	323	(1,300)	—	—	141
Plan participant contributions	5,521	5,081	1,443	440	924	1,222
Actuarial gain	(54,923)	(65,501)	(14,465)	(6,867)	(16,291)	(10,679)
Benefits paid	(17,585)	(21,268)	(5,075)	(2,566)	(6,046)	(5,657)
Medicare Part D subsidy received	42	57	6	7	16	17
Balance at December 31	$164,018	$183,126	$44,365	$23,971	$53,482	$35,274
Change in Plan Assets
Fair value of assets at January 1	$315,495	$—	$97,888	$111,137	$182,285	$54,650
Actual return on plan assets	(49,887)	—	(15,519)	(18,204)	(28,341)	(8,725)
Employer contributions	1,573	16,187	759	333	(23)	944
Plan participant contributions	5,521	5,081	1,443	440	924	1,222
Benefits paid	(17,585)	(21,268)	(5,075)	(2,566)	(6,046)	(5,657)
Fair value of assets at December 31	$255,117	$—	$79,496	$91,140	$148,799	$42,434
Funded status	$91,099	($183,126)	$35,131	$67,169	$95,317	$7,160
Amounts recognized in the balance sheet
Current liabilities	$—	($15,356)	$—	$—	$—	$—
Non-current liabilities	91,099	(167,770)	35,131	67,169	95,317	7,160
Total funded status	$91,099	($183,126)	$35,131	$67,169	$95,317	$7,160
Amounts recognized in regulatory asset
Prior service cost/(credit)	$7,079	$—	($3,637)	($2,898)	($16,161)	($789)
Net loss	5,224	—	2,153	2,229	24,246	4,054
	$12,303	$—	($1,484)	($669)	$8,085	$3,265
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($12,015)	$—	$—	$—	$—
Net gain	—	(82,308)	—	—	—	—
	$—	($94,323)	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$209,369	$255,571	$61,990	$31,707	$74,233	$47,701
Service cost	4,135	6,174	1,448	437	1,384	1,340
Interest cost	3,726	4,520	1,110	521	1,269	878
Plan amendments	(85)	357	—	—	(3,776)	69
Plan participant contributions	5,637	5,186	1,386	403	1,491	1,353
Actuarial (gain)/loss	14,323	(2,367)	(1,335)	988	4,270	1,289
Benefits paid	(15,954)	(16,460)	(3,604)	(2,194)	(6,923)	(4,769)
Medicare Part D subsidy received	32	50	6	4	13	14
Balance at December 31	$221,183	$253,031	$61,001	$31,866	$71,961	$47,875
Change in Plan Assets
Fair value of assets at January 1	$304,192	$—	$93,475	$102,734	$174,096	$52,619
Actual return on plan assets	22,387	—	7,024	10,068	13,523	4,235
Employer contributions	(767)	11,274	(393)	126	98	1,212
Plan participant contributions	5,637	5,186	1,386	403	1,491	1,353
Benefits paid	(15,954)	(16,460)	(3,604)	(2,194)	(6,923)	(4,769)
Fair value of assets at December 31	$315,495	$—	$97,888	$111,137	$182,285	$54,650
Funded status	$94,312	($253,031)	$36,887	$79,271	$110,324	$6,775
Amounts recognized in the balance sheet
Current liabilities	$—	($15,839)	$—	$—	$—	$—
Non-current liabilities	94,312	(237,192)	36,887	79,271	110,324	6,775
Total funded status	$94,312	($253,031)	$36,887	$79,271	$110,324	$6,775
Amounts recognized in regulatory asset
Prior service cost/(credit)	$8,691	$—	($4,109)	($3,814)	($20,532)	($1,249)
Net (gain)/loss	(6,797)	—	(4,254)	(16,003)	2,571	2,967
	$1,894	$—	($8,363)	($19,817)	($17,961)	$1,718
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($16,967)	$—	$—	$—	$—
Net gain	—	(17,551)	—	—	—	—
	$—	($34,518)	$—	$—	$—	$—

The other postretirement plans incurred actuarial gains during 2022 primarily due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations, partially offset by asset losses due to an actual return on assets much lower than the expected return on assets during 2022. The other postretirement plans incurred actuarial losses during 2021 primarily due to a reduction in the projected Employer Group Waiver Plan (EGWP) revenue and updated census data. These losses were partially offset by gains resulting from the actual

Entergy Corporation and Subsidiaries
Notes to Financial Statements

return on assets exceeding the expected return on assets for 2021 and a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations.

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $30.9 million in 2022, $28.6 million in 2021, and $18.1 million in 2020.  In 2022 and 2021, Entergy recognized $12.2 million and $10.9 million, respectively, in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above. In 2020 there were no settlement charges related to the payment of lump sum benefits out of the plan.

The projected benefit obligation was $152.4 million as of December 31, 2022 of which $62.4 million was a current liability and $90 million was a non-current liability. The projected benefit obligation was $181.6 million as of December 31, 2021 of which $26.3 million was a current liability and $155.3 million was a non-current liability.  The accumulated benefit obligation was $140 million and $165.5 million as of December 31, 2022 and 2021, respectively. The unamortized prior service cost and net loss are recognized in regulatory assets ($56.8 million at December 31, 2022 and $74.9 million at December 31, 2021) and accumulated other comprehensive income before taxes ($8.7 million at December 31, 2022 and $17 million at December 31, 2021).

A Rabbi Trust has been established for the benefit of certain participants in Entergy’s non-qualified, non-contributory defined benefit pension plans. The Rabbi Trust assets are invested in money-market funds which are recorded at fair value with all gains and losses recognized immediately in income. All of the investments are classified as Level 1 investments for purposes of Fair Value Measurements. At December 31, 2022, the fair value of the assets held in the Rabbi Trust was $35 million.

The following Registrant Subsidiaries participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2022, 2021, and 2020, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$282	$102	$321	$114	$1,320
2021	$343	$307	$365	$30	$615
2020	$333	$148	$359	$31	$469

Included in the 2022 net periodic pension cost above are settlement charges of $1 thousand, $2 thousand, and $1 million for Entergy Louisiana, Entergy Mississippi, and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan. Included in the 2021 net periodic pension cost above are settlement charges of $155 thousand and $172 thousand for Entergy Louisiana and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan. In 2020 there were no settlement charges related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2022 and 2021 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$2,433	$1,197	$3,830	$1,024	$3,850
2021	$2,875	$1,469	$3,708	$1,069	$7,462

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2022 and 2021 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$2,192	$1,197	$3,594	$719	$3,776
2021	$2,482	$1,445	$3,377	$738	$7,355

The following amounts were recorded on the balance sheet as of December 31, 2022 and 2021:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($234)	($184)	($214)	($32)	($448)
Non-current liabilities	(2,199)	(1,013)	(3,616)	(992)	(3,402)
Total funded status	($2,433)	($1,197)	($3,830)	($1,024)	($3,850)
Regulatory asset/(liability)	$512	$119	$1,291	$111	($2,615)
Accumulated other comprehensive income (before taxes)	$—	$5	$—	$—	$—

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($248)	($186)	($190)	($31)	($3,080)
Non-current liabilities	(2,627)	(1,283)	(3,518)	(1,039)	(4,382)
Total funded status	($2,875)	($1,469)	($3,708)	($1,070)	($7,462)
Regulatory asset/(liability)	$1,059	$233	$1,368	$251	($706)
Accumulated other comprehensive income (before taxes)	$—	$10	$—	$—	$—

The non-qualified pension plans incurred a small actuarial gain during 2022 primarily due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations, partially offset by differences in recent retirement and lump sum experience relative to actuarial assumptions. The non-qualified pension plans incurred actuarial losses during 2021 primarily due to differences in recent retirement and lump sum experience relative to actuarial assumptions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2022:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	$—	$16,052	($715)	$15,337
Amortization of loss	(30,147)	(2,381)	(1,331)	(33,859)
Settlement loss	(23,636)	—	(1,685)	(25,321)
	($53,783)	$13,671	($3,731)	($43,843)
Entergy Louisiana
Amortization of prior service cost	$—	$4,630	$—	$4,630
Amortization of loss	(1,669)	744	(2)	(927)
Settlement loss	(2,342)	—	—	(2,342)
	($4,011)	$5,374	($2)	$1,361

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

Qualified Pension Settlement Cost

Year-to-date lump sum benefit payments from Non-Bargaining I, Bargaining I, Non-Bargaining II, and Bargaining II exceeded the sum of the Plans’ 2022 service and interest cost, resulting in settlement costs. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plans’ pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy participate in one or both of Non-Bargaining I and Bargaining I and incurred settlement costs. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount was included in the base rate case that was filed with the PUCT in July 2022. At December 31, 2022, the balance in this reserve was approximately $30.6 million.

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

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2022 and 2021 and the target asset allocation and ranges for 2022 are as follows:

Pension Asset Allocation	Target	Range			Actual 2022	Actual 2021
Domestic Equity Securities	43%	35%	to	51%	42%	40%
International Equity Securities	22%	17%	to	27%	22%	20%
Fixed Income Securities	35%	29%	to	41%	33%	40%
Other	—%	—%	to	10%	3%	—%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2022	Actual 2021
Domestic Equity Securities	25%	20%	to	30%	25%	28%
International Equity Securities	17%	12%	to	22%	18%	17%
Fixed Income Securities	58%	53%	to	63%	57%	55%
Other	—%	—%	to	5%	—%	—%

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

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area, and individual security issuance.  As of December 31, 2022, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were

Entergy Corporation and Subsidiaries
Notes to Financial Statements

no significant concentrations (defined as greater than 10 percent of plan assets) of credit risk in Entergy’s pension and other postretirement benefit plan assets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2022, and December 31, 2021, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Defined Benefit Pension Plan Trusts

2022	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$12,178	(b)	$—		$—	$12,178
Common	807,437	(b)	—		—	807,437
Common collective trusts (c)						2,516,688
Fixed income securities:
U.S. Government securities	—		673,348	(a)	—	673,348
Corporate debt instruments	—		525,184	(a)	—	525,184
Registered investment companies (e)	221,582	(d)	2,595	(d)	—	750,454
Other	—		15,395	(f)	—	15,395
Other:
Insurance company general account (unallocated contracts)	—		5,911	(g)	—	5,911
Total investments	$1,041,197		$1,222,433		$—	$5,306,595
Cash						10,601
Other pending transactions						(13,813)
Less: Other postretirement assets included in total investments						(61,285)
Total fair value of qualified pension assets						$5,242,098

2021	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$16,231	(b)	$—		$—	$16,231
Common	1,001,169	(b)	—		—	1,001,169
Common collective trusts (c)						3,123,111
Fixed income securities:
U.S. Government securities	—		627,148	(a)	—	627,148
Corporate debt instruments	—		966,616	(a)	—	966,616
Registered investment companies (e)	92,347	(d)	3,004	(d)	—	1,129,070
Other	—		68,886	(f)	—	68,886
Other:
Insurance company general account (unallocated contracts)	—		5,961	(g)	—	5,961
Total investments	$1,109,747		$1,671,615		$—	$6,938,192
Cash						123,153
Other pending transactions						11,125
Less: Other postretirement assets included in total investments						(79,360)
Total fair value of qualified pension assets						$6,993,110

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Trusts

2022	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$241,676
Fixed income securities:
U.S. Government securities	$69,503	(b)	$78,436	(a)	$—	147,939
Corporate debt instruments	—		113,273	(a)	—	113,273
Registered investment companies	3,016	(d)	—		—	3,016
Other	—		56,149	(f)	—	56,149
Total investments	$72,519		$247,858		$—	$562,053
Other pending transactions						486
Plus: Other postretirement assets included in the investments of the qualified pension trust						61,285
Total fair value of other postretirement assets						$623,824

2021	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$312,594
Fixed income securities:
U.S. Government securities	$62,240	(b)	$89,951	(a)	$—	152,191
Corporate debt instruments	—		152,562	(a)	—	152,562
Registered investment companies	28,450	(d)	—		—	28,450
Other	—		72,059	(f)	—	72,059
Total investments	$90,690		$314,572		$—	$717,856
Other pending transactions						(25,897)
Plus: Other postretirement assets included in the investments of the qualified pension trust						79,360
Total fair value of other postretirement assets						$771,319

(a)Certain fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.
(b)Common stocks, preferred stocks, and certain fixed income debt securities (government) are stated at fair value determined by quoted market prices.
(c)The common collective trusts hold investments in accordance with stated objectives.  The investment strategy of the trusts is to capture the growth potential of equity markets by replicating the performance of a specified index.  The issuer of these funds allows daily trading at the net asset value and trades settle at a later date, with no other trading restrictions. Net asset value per share of common collective trusts estimate fair value. Common collective trusts are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table, but are included in the total.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(d)Registered investment companies are money market mutual funds with a stable net asset value of one dollar per share. Registered investment companies may hold investments in domestic and international bond markets or domestic equities valued at the daily closing price as reported by the fund. These funds are required to publish their daily net asset value and to transact at that price. The money market mutual funds held by the trusts are deemed to be actively traded.
(e)Certain of these registered investment companies are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. The issuer of these funds allows daily trading at the net asset value and trades settle at a later date, with no other trading restrictions. Accordingly, these funds are not assigned a level in the fair value table, but are included in the total.
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

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2022, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare D Subsidy Receipts
	(In Thousands)
Year(s)
2023	$494,875	$62,361	$71,267	$24
2024	$485,226	$13,295	$69,494	$12
2025	$484,201	$13,020	$67,502	$—
2026	$483,660	$10,151	$65,585	$—
2027	$478,854	$15,889	$64,003	$—
2028 - 2032	$2,349,591	$43,609	$302,752	($1)

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2023	$98,261	$105,305	$28,225	$11,840	$25,729	$24,074
2024	$95,703	$103,873	$28,264	$11,755	$24,583	$23,426
2025	$94,960	$103,698	$27,801	$11,411	$23,773	$22,788
2026	$93,958	$102,623	$27,925	$11,549	$24,074	$22,501
2027	$93,116	$100,787	$27,421	$11,177	$22,393	$23,352
2028 - 2032	$454,624	$486,551	$128,050	$52,741	$102,864	$112,550

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2023	$234	$184	$214	$32	$448
2024	$357	$170	$644	$112	$426
2025	$735	$156	$653	$150	$403
2026	$150	$142	$539	$145	$430
2027	$138	$129	$878	$233	$380
2028 - 2032	$968	$461	$1,605	$690	$1,566

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2023	$13,725	$15,361	$3,434	$2,353	$4,931	$2,814
2024	$13,330	$14,837	$3,310	$2,255	$4,723	$2,693
2025	$12,788	$14,519	$3,326	$2,164	$4,581	$2,605
2026	$12,398	$14,108	$3,305	$2,041	$4,340	$2,439
2027	$12,042	$13,720	$3,290	$1,933	$4,232	$2,366
2028 - 2032	$58,491	$64,023	$16,332	$8,375	$19,315	$11,998

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2023	$1	$5	$12	$—	$—	$1
2024	$—	$5	$1	$1	$—	$—
2025	$—	$—	$—	$—	$—	$—
2026	$—	$—	$—	$—	$—	$—
2027	$—	$—	$—	$—	$—	$—
2028 - 2032	$—	$—	($1)	($1)	$1	$1

Contributions

Entergy currently expects to contribute approximately $267 million to its qualified pension plans and approximately $42.5 million to other postretirement plans in 2023.  The expected 2023 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$54,464	$44,561	$21,109	$1,418	$5,317	$15,542
Other Postretirement Contributions	$526	$15,361	$136	$193	$86	$26

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2022 and 2021 were as follows:

	2022	2021
Weighted-average discount rate:
Qualified pension	5.21% - 5.27% Blended 5.24%	2.99% - 3.08% Blended 3.05%
Other postretirement	5.20%	2.94%
Non-qualified pension	4.98%	2.11%
Weighted-average rate of increase in future compensation levels	3.98% - 4.40%	3.98% - 4.40%
Interest crediting rate	4.00%	2.60%
Assumed health care trend rate:
Pre-65	6.65%	5.65%
Post-65	7.50%	5.90%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2032	2032
Post-65	2032	2032

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Weighted-average discount rate:
Qualified pension:
Service cost	3.07%	2.81%	3.42%
Interest cost	2.49%	2.08%	2.99%
Other postretirement:
Service cost	3.20%	2.98%	3.27%
Interest cost	2.31%	1.86%	2.41%
Non-qualified pension:
Service cost	4.94%	1.48%	2.71%
Interest cost	5.03%	2.14%	2.25%
Weighted-average rate of increase in future compensation levels	3.98% - 4.40%	3.98% - 4.40%	3.98% - 4.40%
Expected long-term rate of return on plan assets:
Pension assets	6.75%	6.75%	7.00%
Other postretirement non-taxable assets	5.75% - 6.75%	6.00% - 6.75%	6.25% - 7.25%
Other postretirement taxable assets	4.75%	5.00%	5.25%
Assumed health care trend rate:
Pre-65	5.65%	5.87%	6.13%
Post-65	5.90%	6.31%	6.25%
Ultimate rate	4.75%	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2032	2030	2027
Post-65	2032	2028	2027

With respect to the mortality assumptions, Entergy used the Pri-2012 Employee and Healthy Annuitant Tables with a fully generational MP-2020 projection scale, in determining its December 31, 2022 and 2021 pension plans’ PBOs and the Pri.H 2012 (headcount weighted) Employee and Healthy Annuitant Tables with a fully generational MP-2020 projection scale, in determining its December 31, 2022 and 2021 other postretirement benefit APBO.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $62.1 million in 2022, $62.3 million in 2021, and $63.1 million in 2020.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2022, 2021, and 2020 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$5,124	$7,138	$3,194	$1,223	$2,938
2021	$4,820	$6,678	$3,045	$1,140	$2,699
2020	$4,515	$6,518	$2,863	$1,115	$2,596

NOTE 12.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted stock units to key employees of the Entergy subsidiaries under its equity plans which are shareholder-approved stock-based compensation plans.  Effective May 3, 2019, Entergy’s shareholders approved the 2019 Omnibus Incentive Plan (2019 Plan).  The maximum number of common shares that can be issued from the 2019 Plan for stock-based awards is 7,300,000 all of which are available for incentive stock option grants.  The 2019 Plan applies to awards granted on or after May 3, 2019 and awards expire ten years from the date of grant. As of December 31, 2022, there were 3,572,261 authorized shares remaining for stock-based awards.

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

The following table includes financial information for stock options for each of the years presented:

	2022	2021	2020
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$4.2	$4.2	$3.9
Tax benefit recognized in Entergy’s consolidated net income	$1.1	$1.1	$1.0
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.7	$1.5	$1.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2022	2021	2020
Stock price volatility	24.27%	23.93%	17.16%
Expected term in years	6.92	6.93	7.04
Risk-free interest rate	1.77%	0.74%	1.49%
Dividend yield	4.00%	4.00%	4.00%
Dividend payment per share	$4.10	$3.86	$3.74

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

A summary of stock option activity for the year ended December 31, 2022 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2022	2,819,644	$90.82
Options granted	444,028	$109.59
Options exercised	(438,220)	$72.51
Options forfeited/expired	(49,097)	$114.32
Options outstanding as of December 31, 2022	2,776,355	$96.30	$54,255,547	6.31 years
Options exercisable as of December 31, 2022	1,863,408	$90.28	$47,600,767	5.30 years
Weighted-average grant-date fair value of options granted during 2022	$16.25

The weighted-average grant-date fair value of options granted during the year was $12.27 for 2021 and $11.45 for 2020.  The total intrinsic value of stock options exercised was $20 million during 2022, $2 million during 2021, and $26 million during 2020.  The intrinsic value, which has no effect on net income, of the outstanding stock options exercised is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of December 31, 2022.  The aggregate intrinsic value of the stock options outstanding as of December 31, 2022 was $54.3 million. Stock options outstanding as of December 31, 2022 includes 482,216 out of the money options with an intrinsic value of zero. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $6 million during 2022, $5 million during 2021, and $5 million during 2020. Cash received from option exercises was $32 million for the year ended December 31, 2022. The tax benefits realized from options exercised was $5 million for the year ended December 31, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Price			As of December 31, 2022	Weighted-Average Remaining Contractual Life-Yrs.	Weighted Average Exercise Price	Number Exercisable as of December 31, 2022	Weighted Average Exercise Price
$51	-	$64.99	10,400	0.56	$63.91	10,400	$63.91
$65	-	$78.99	814,374	4.24	$73.84	814,374	$73.84
$79	-	$91.99	568,098	5.17	$89.35	568,098	$89.35
$92	-	$131.72	1,383,483	8.04	$112.61	470,536	$120.44
$51	-	$131.72	2,776,355	6.31	$96.30	1,863,408	$90.28

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2022 not yet recognized is approximately $7 million and is expected to be recognized over a weighted-average period of 1.73 years.

Restricted Stock Awards

Entergy grants restricted stock awards earned under its stock benefit plans in the form of stock units. One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three-year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting. In January 2022 the Board approved and Entergy granted 328,849 restricted stock awards under the 2019 Plan.  The restricted stock awards were made effective on January 27, 2022 and were valued at $109.59 per share, which was the closing price of Entergy Corporation’s common stock on that date.

The following table includes information about the restricted stock awards outstanding as of December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2022	685,355	$104.91
Granted	352,062	$109.45
Vested	(330,242)	$104.15
Forfeited	(99,452)	$107.41
Outstanding shares at December 31, 2022	607,723	$107.55

The following table includes financial information for restricted stock for each of the years presented:

	2022	2021	2020
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$23.2	$24.7	$23.1
Tax benefit recognized in Entergy’s consolidated net income	$5.9	$6.3	$5.9
Compensation cost capitalized as part of fixed assets and materials and supplies	$9.2	$9.3	$8.5

The total fair value of the restricted stock awards granted was $39 million, $40 million, and $44 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The total fair value of the restricted stock awards vested was $34 million, $32 million, and $27 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which represents the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned. Entergy measures performance by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. To emphasize the importance of strong cash generation for the long-term health of its business, a credit measure – adjusted funds from operations/debt ratio – was selected for the 2022-2024 performance period. For the 2022-2024 performance period, performance will be measured based eighty percent on relative total shareholder return and twenty percent on the credit measure.

In January 2022 the Board approved and Entergy granted 170,966 performance units under the 2019 Plan.  The performance units were granted on January 27, 2022, and eighty percent were valued at $138.99 per share based on various factors, primarily market conditions; and twenty percent were valued at $109.59 per share, the closing price of Entergy Corporation’s common stock on that date. Performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period, and compensation cost for the portion of the award based on the selected credit measure will be adjusted based on the number of units that ultimately vest.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2022	521,836	$119.23
Granted	281,569	$124.76
Vested	(224,334)	$99.49
Forfeited	(57,233)	$126.23
Outstanding shares at December 31, 2022	521,838	$129.94

The following table includes financial information for the long-term performance units for each of the years presented:

	2022	2021	2020
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$16.0	$14.5	$12.6
Tax benefit recognized in Entergy’s consolidated net income	$4.1	$3.7	$3.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$6.7	$5.8	$4.9

The total fair value of the long-term performance units granted was $35 million, $32 million, and $40 million for the years ended December 31, 2022, 2021, and 2020, respectively.

In January 2022, Entergy issued 224,334 shares of Entergy Corporation common stock at a share price of $110.35 for awards earned and dividends accrued under the 2019-2021 Long-Term Performance Unit Program. In January 2021, Entergy issued 235,983 shares of Entergy Corporation common stock at a share price of $95.12 for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

awards earned and dividends accrued under the 2018-2020 Long-Term Performance Unit Program. In January 2020, Entergy issued 423,184 shares of Entergy Corporation common stock at a share price of $126.31 for awards earned and dividends accrued under the 2017-2019 Long-Term Performance Unit Program.

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy Corporation common stock or the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 38 months.  As of December 31, 2022, there were 132,407 unvested restricted stock units that are expected to vest over an average period of 26 months.

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2022	88,648	$99.18
Granted	72,653	$108.49
Vested	(28,227)	$92.39
Forfeited	(667)	$96.72
Outstanding shares at December 31, 2022	132,407	$105.75

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2022	2021	2020
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.0	$1.9	$2.0
Tax benefit recognized in Entergy’s consolidated net income	$0.5	$0.5	$0.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.8	$0.7	$0.9

The total fair value of the restricted stock unit awards granted was $8 million, $4 million, and $2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The total fair value of the restricted stock unit awards vested was $3 million, $3 million, and $4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 13. BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2022 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  See Note 14 to the financial

Entergy Corporation and Subsidiaries
Notes to Financial Statements

statements for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business. Upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable business segment. “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information was as follows:

2022	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$13,420,804	$343,461	$—	($28)	$13,764,237
Asset write-offs, impairments, and related charges (credits)	$—	($163,464)	$—	$—	($163,464)
Depreciation, amortization, & decommissioning	$1,941,653	$42,563	$883	$—	$1,985,099
Interest and investment income (loss)	$145,968	($34,397)	$5,677	($192,829)	($75,581)
Interest expense	$750,175	$7,714	$161,160	($6,812)	$912,237
Income taxes	($34,263)	$54,465	($59,180)	$—	($38,978)
Consolidated net income (loss)	$1,398,580	$64,822	($180,247)	($186,017)	$1,097,138
Total assets	$61,399,243	$394,462	$565,803	($3,764,317)	$58,595,191
Cash paid for long-lived asset additions	$5,382,243	$13,510	$374	$—	$5,396,127

2021	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$11,044,674	$698,164	$87	($29)	$11,742,896
Asset write-offs, impairments, and related charges	$—	$263,625	$—	$—	$263,625
Depreciation, amortization, & decommissioning	$1,823,389	$164,602	$2,706	$—	$1,990,697
Interest and investment income	$442,817	$118,597	$10,932	($141,880)	$430,466
Interest expense	$692,004	$13,334	$143,614	($14,258)	$834,694
Income taxes	$264,209	($25,381)	($47,454)	$—	$191,374
Consolidated net income (loss)	$1,488,487	($120,689)	($121,457)	($127,622)	$1,118,719
Total assets	$59,733,625	$1,242,675	$561,168	($2,083,226)	$59,454,242
Cash paid for long-lived asset additions	$6,409,855	$12,100	$157	$—	$6,422,112

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,170,714	$942,869	$78	($25)	$10,113,636
Asset write-offs, impairments, and related charges	$—	$26,623	$—	$—	$26,623
Depreciation, amortization, & decommissioning	$1,685,138	$306,974	$2,835	$—	$1,994,947
Interest and investment income	$299,004	$234,194	$19,563	($159,943)	$392,818
Interest expense	$648,851	$22,432	$146,730	($32,350)	$785,663
Income taxes	($282,311)	$104,937	$55,868	$—	($121,506)
Consolidated net income (loss)	$1,816,354	($62,763)	($219,344)	($127,594)	$1,406,653
Total assets	$55,940,153	$3,800,378	$552,632	($2,053,951)	$58,239,212
Cash paid for long-lived asset additions	$5,102,322	$54,455	$84	$—	$5,156,861

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

Results of operations for 2022 include: 1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; 2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization financing, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding; and 3) a gain of $166 million ($130 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges (credits),” as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements for further discussion of the System Energy settlement with the MPSC. See Notes 2 and 3 to the financial statements for further discussion of the Entergy Louisiana securitization. See Note 14 to the financial statements for further discussion of the sale of the Palisades plant.

Results of operations for 2021 include a charge of $340 million ($268 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges (credits),” as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements for further discussion of the sale of the Indian Point Energy Center.

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

Entergy Wholesale Commodities

In January 2019, Entergy sold the Vermont Yankee plant, which it had previously shut down, to NorthStar. In August 2019, Entergy sold the Pilgrim plant, which it had previously shut down, to Holtec. In May 2021,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy sold Indian Point 1, Indian Point 2, and Indian Point 3 to Holtec. In June 2022, Entergy sold Palisades, which it had previously shut down, to Holtec.

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

Total restructuring charges in 2022, 2021, and 2020 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of December 31, 2019	$129	$14	$143
Restructuring costs accrued	71	—	71
Cash paid out	55	—	55
Balance as of December 31, 2020	$145	$14	$159
Restructuring costs accrued	12	1	13
Cash paid out	120	15	135
Balance as of December 31, 2021	$37	$—	$37
Restructuring costs accrued	3	—	3
Cash paid out	40	—	40
Balance as of December 31, 2022	$—	$—	$—

In addition, Entergy Wholesale Commodities recorded a gain of $166 million as a result of the sale of the Palisades plant, as well as $1 million of impairment and other related charges in 2022 and incurred $264 million in 2021 and $19 million in 2020 of impairment, loss on sales, and other related charges associated with these strategic decisions and transactions. See Note 14 to the financial statements for further discussion of these impairment charges.

Geographic Areas

For the years ended December 31, 2022, 2021, and 2020, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2022 and 2021, Entergy had no long-lived assets located outside of the United States.

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

Acquisitions

Sunflower Solar

In November 2018, Entergy Mississippi entered into an agreement for the purchase of an approximately 100 MW solar photovoltaic facility to be sited on approximately 1,000 acres in Sunflower County, Mississippi. The project, Sunflower Solar facility, was being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. In December 2018, Entergy Mississippi filed a joint petition with Sunflower County Solar Project with the MPSC for Sunflower County Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised in August 2019 by consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility, subject to certain conditions, including: (i) that Entergy Mississippi pursue a tax equity partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. In April 2022, Entergy Mississippi confirmed mechanical completion of the Sunflower Solar facility. Pursuant to the MPSC’s April 2020 order, MS Sunflower Partnership, LLC was formed for the tax equity partnership with Entergy Mississippi as its managing member. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. Commercial operation at the Sunflower Solar facility commenced in September 2022. Pending the remediation of certain operational issues, final payment is expected in first quarter 2023. See Note 1 to the financial statements for further discussion of the HLBV method of accounting used to account for the investment in MS Sunflower Partnership, LLC.

Searcy Solar

In March 2019, Entergy Arkansas entered into a build-own-transfer agreement for the purchase of an approximately 100 MW solar energy facility to be sited on approximately 800 acres in White County near Searcy, Arkansas. The project, Searcy Solar facility, was being constructed by a subsidiary of NextEra Energy Resources. In April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest. In May 2021, Entergy Arkansas filed with the APSC an application seeking to amend its certificate for the Searcy Solar facility to allow for the use of a tax equity partnership to acquire and own the facility. The tax equity partnership structure is expected to reduce costs and yield incremental net benefits to customers beyond those expected under the build-own-transfer structure alone. The APSC approved Entergy Arkansas’s tax equity partnership request in September 2021. AR Searcy Partnership, LLC was formed for the tax equity partnership with Entergy Arkansas as its managing member. In November 2021 both Entergy Arkansas and the tax equity investor made capital contributions to the tax equity partnership that were then used to acquire the facility. Upon substantial completion of the facility in December 2021, the tax equity partnership completed the purchase of the Searcy Solar facility. The purchase price for the Searcy Solar facility was approximately $133 million, which included a final payment of $1 million made in 2022. See Note 1 to the financial statements for further discussion of the HLBV method of accounting used to account for the investment in AR Searcy Partnership, LLC.

Hardin County Peaking Facility

In June 2021, Entergy Texas purchased the Hardin County Peaking Facility, an existing 147 MW simple-cycle gas-fired peaking power plant in Kountze, Texas, from East Texas Electric Cooperative, Inc. In addition, also

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in June 2021, Entergy Texas sold a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc. for approximately $68 million. The two interdependent transactions were approved by the PUCT in April 2021. The purchase price for the Hardin County Peaking Facility was approximately $37 million.

Washington Parish Energy Center

In April 2017, Entergy Louisiana entered into an agreement with a subsidiary of Calpine Corporation for the construction and purchase of Washington Parish Energy Center, which consists of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 361 MW. In November 2020, Entergy Louisiana completed the purchase, as approved by the LPSC, of the Washington Parish Energy Center. The total investment, including transmission and other related costs, is approximately $261 million, including a payment of $222 million to purchase the plant.

Dispositions

Palisades

In July 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site. In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. The NRC issued an order approving the application in December 2021. Palisades was shut down in May 2022 and defueled in June 2022. The Palisades transaction closed in June 2022 for a purchase price of $1,000 (subject to adjustment for net liabilities and other amounts). The sale included the transfer of the Palisades nuclear decommissioning trust and the asset retirement obligation for spent fuel management and plant decommissioning. The transaction resulted in a gain of $166 million ($130 million net-of-tax) in the second quarter 2022. The disposition-date fair value of the nuclear decommissioning trust fund was approximately $552 million, and the disposition-date fair value of the asset retirement obligation was approximately $708 million. The transaction also included property, plant, and equipment with a net book value of zero and materials and supplies.

Indian Point Energy Center

In April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3, after Indian Point 3 had been shut down and defueled, to a Holtec International subsidiary. In November 2020 the NRC approved the sale of the plants to Holtec. Indian Point 3 was shut down in April 2021 and defueled in May 2021. In May 2021 the New York State Public Service Commission approved the sale of the plant to Holtec. The transaction closed in May 2021. The sale included the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units. The transaction resulted in a charge of $340 million ($268 million net-of-tax) in the second quarter of 2021. The disposition-date fair value of the nuclear decommissioning trust funds was approximately $2,387 million, and the disposition-date fair value of the asset retirement obligations was $1,996 million. The transaction also included materials and supplies and prepaid assets.

Impairment of Long-lived Assets

2020, 2021, and 2022 Impairments

In June 2022, Entergy completed its multi-year strategy to shut down and sell each of the plants in Entergy Wholesale Commodities’ merchant nuclear fleet. The FitzPatrick plant was sold to Exelon in March 2017. The Vermont Yankee plant was sold to NorthStar in January 2019. The Pilgrim plant was sold to Holtec International in

Entergy Corporation and Subsidiaries
Notes to Financial Statements

August 2019. The Indian Point 2 and Indian Point 3 plants were sold to Holtec International in May 2021. The Palisades plant was sold to Holtec International in June 2022.

Entergy Wholesale Commodities incurred $1 million in 2022, $7 million in 2021, and $19 million in 2020 of impairment charges primarily related to nuclear fuel spending and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

With respect to Palisades, Entergy and Consumers Energy had agreed to amend the existing PPA so that it would terminate early, on May 31, 2018. In September 2017, however, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy continued to operate Palisades under the then-current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy shut down the Palisades plant permanently on May 20, 2022. As a result of the change in expected operating life of the Palisades plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceeded the carrying value of the plant and related assets. Accordingly, nuclear fuel spending and expenditures for capital assets incurred at Palisades after September 30, 2017 were no longer charged to expense as incurred, but recorded as assets and depreciated or amortized, subject to the typical periodic impairment reviews prescribed in the accounting rules.

The impairments and other related charges are recorded as a separate line item in Entergy’s consolidated income statements and are included within the results of the Entergy Wholesale Commodities segment.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contained provisions that required an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements was an Entergy Corporation guarantee. If the Entergy Corporation credit rating fell below investment grade, Entergy would have had to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  There were no outstanding derivative contracts held by Entergy Wholesale Commodities as of December 31, 2022 and December 31, 2021. Cash collateral of $8 million was required to be posted by the Entergy subsidiary to its counterparties as of December 31, 2022 and December 31, 2021.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

has executed natural gas swaps and options as of December 31, 2022 is 1.25 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of December 31, 2022 is 10 months for Entergy Mississippi and 3 months for Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of December 31, 2022 is 22,811,760 MMBtu for Entergy, including 9,120,000 MMBtu for Entergy Louisiana, 13,088,700 MMBtu for Entergy Mississippi, and 603,060 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2022, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2022 through May 31, 2023. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of December 31, 2022 is 60,163 GWh for Entergy, including 13,532 GWh for Entergy Arkansas, 27,264 GWh for Entergy Louisiana, 6,492 GWh for Entergy Mississippi, 2,596 GWh for Entergy New Orleans, and 10,202 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of December 31, 2022 and 2021. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2022 and for Entergy Mississippi and Entergy Texas as of December 31, 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of December 31, 2022 and 2021 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
2022
Assets:
Natural gas swaps and options	Prepayments and other	$13	$—	$13	Utility
Natural gas swaps and options	Other deferred debits and other assets	$3	$—	$3	Utility
Financial transmission rights	Prepayments and other	$21	($2)	$19	Utility and Entergy Wholesale Commodities

Liabilities:
Natural gas swaps and options	Other current liabilities	$25	$—	$25	Utility

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
2021
Assets:
Natural gas swaps and options	Prepayments and other	$6	$—	$6	Utility
Natural gas swaps and options	Other deferred debits and other assets	$5	$—	$5	Utility
Financial transmission rights	Prepayments and other	$4	$—	$4	Utility and Entergy Wholesale Commodities

Liabilities:
Natural gas swaps and options	Other current liabilities	$7	$—	$7	Utility

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $8 million posted as of December 31, 2022 and December 31, 2021. Also excludes letters of credit in the amount of $3 million posted as of December 31, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As discussed above, the Entergy Wholesale Commodities portfolio of derivative instruments expired in April 2021, which was the settlement date for the last financial derivative contracts in the Entergy Wholesale Commodities portfolio. For the year ended December 31, 2022, there were no effects resulting from Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements.

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2021 and 2020 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2021
Electricity swaps and options	$2	Competitive business operating revenues	$40

2020
Electricity swaps and options	$77	Competitive business operating revenues	$148

(a)Before taxes of $8 million and $31 million for the years ended December 31, 2021 and 2020, respectively

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2022, 2021, and 2020 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$74
Financial transmission rights	Purchased power expense	(b)	$176

2021
Natural gas swaps and option	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$32
Financial transmission rights	Purchased power expense	(b)	$179
Electricity swaps and options (c)	Competitive business operating revenues		($2)

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($12)
Financial transmission rights	Purchased power expense	(b)	$92
Electricity swaps and options (c)	Competitive business operating revenues		$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2022 and 2021 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2022
Assets:
Natural gas swaps and options	Prepayments and other	$13.1	$—	$13.1	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$3.4	$—	$3.4	Entergy Louisiana

Financial transmission rights	Prepayments and other	$10.3	$—	$10.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$7.7	($0.4)	$7.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.2	($1.1)	$0.1	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$24.0	$—	$24.0	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.5	$—	$1.5	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2021
Assets:
Natural gas swaps and options	Prepayments and other	$5.7	$—	$5.7	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$5.3	$—	$5.3	Entergy Louisiana

Financial transmission rights	Prepayments and other	$2.3	$—	$2.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.1	$—	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$6.7	$—	$6.7	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.5	$—	$0.5	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of December 31, 2022 letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $2.4 million for Entergy Texas. As of December 31, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi and $0.1 million for Entergy Texas.

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2022, 2021, and 2020 are as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$21.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$53.6	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.2)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$106.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$48.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$10.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$3.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$6.3	(b)	Entergy Texas

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$12.6	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$19.8	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$42.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$31.6	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$11.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$4.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$85.9	(b)	Entergy Texas

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.8)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$26.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$19.6	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$3.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$1.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$40.4	(b)	Entergy Texas

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

The amounts reflected as the fair values of electricity options were valued based on a Black Scholes model and were calculated at the end of each month for accounting purposes.  Inputs to the valuation included end of day forward market prices for the period when the transactions settled, implied volatilities based on market volatilities provided by a third-party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities were reviewed and could be adjusted if it was determined that there was a better representation of fair value.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$109	$—	$—	$109
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	534	1,122	—	1,656
Common trusts (b)				2,442
Securitization recovery trust account	13	—	—	13
Escrow accounts	402	—	—	402
Gas hedge contracts	13	3	—	16
Financial transmission rights	—	—	19	19
	$1,095	$1,125	$19	$4,681
Liabilities:
Gas hedge contracts	$25	$—	$—	$25

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$398	$—	$—	$398
Decommissioning trust funds (a):
Equity securities	132	—	—	132
Debt securities (c)	770	1,407	—	2,177
Common trusts (b)				3,205
Securitization recovery trust account	29	—	—	29
Escrow accounts	49	—	—	49
Gas hedge contracts	6	5	—	11
Financial transmission rights	—	—	4	4
	$1,384	$1,412	$4	$6,005
Liabilities:
Gas hedge contracts	$7	$—	$—	$7

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
(c)The decommissioning trust funds fair value presented herein does not include the recognition of a credit loss valuation allowance of $0.4 million as of December 31, 2021. See Note 16 to the financial statements for additional information on the allowance for expected credit losses.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2022, 2021, and 2020:

	2022	2021		2020
	Financial transmission rights	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$4	$38	$9	$118	$10
Total gains (losses) for the period (a)
Included in earnings	—	(2)	—	1	1
Included in other comprehensive income	—	2	—	77	—
Included as a regulatory liability/asset	175	—	162	—	67
Issuances of financial transmission rights	16	—	12	—	23
Settlements	(176)	(38)	(179)	(158)	(92)
Balance as of December 31,	$19	$—	$4	$38	$9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($0.3) million for the year ended December 31, 2020.

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	4.5	—	—	4.5
Debt securities	126.8	343.9	—	470.7
Common trusts (b)				724.7
Financial transmission rights	—	—	10.3	10.3
	$134.7	$343.9	$10.3	$1,213.6

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.8	$—	$—	$4.8
Decommissioning trust funds (a):
Equity securities	16.7	—	—	16.7
Debt securities	119.5	406.8	—	526.3
Common trusts (b)				895.4
Financial transmission rights	—	—	2.3	2.3
	$141.0	$406.8	$2.3	$1,445.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.3	$—	$—	$6.3
Decommissioning trust funds (a):
Equity securities	16.8	—	—	16.8
Debt securities	209.4	515.7	—	725.1
Common trusts (b)				1,037.2
Escrow accounts	293.4	—	—	293.4
Gas hedge contracts	13.1	3.4	—	16.5
Financial transmission rights	—	—	7.3	7.3
	$539.0	$519.1	$7.3	$2,102.6

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$18.4	$—	$—	$18.4
Decommissioning trust funds (a):
Equity securities	20.2	—	—	20.2
Debt securities	262.6	531.6	—	794.2
Common trusts (b)				1,300.1
Gas hedge contracts	5.7	5.3	—	11.0
Financial transmission rights	—	—	0.6	0.6
	$306.9	$536.9	$0.6	$2,144.5

Entergy Mississippi

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.0	$—	$—	$17.0
Escrow accounts	33.5	—	—	33.5
Financial transmission rights	—	—	0.6	0.6
	$50.5	$—	$0.6	$51.1
Liabilities:
Gas hedge contracts	$24.0	$—	$—	$24.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$47.6	$—	$—	$47.6
Escrow accounts	48.9	—	—	48.9
Financial transmission rights	—	—	0.3	0.3
	$96.5	$—	$0.3	$96.8

Liabilities:
Gas hedge contracts	$6.7	$—	$—	$6.7

Entergy New Orleans

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.4	$—	$—	$4.4
Securitization recovery trust account	2.2	—	—	2.2
Escrow accounts	75.0	—	—	75.0
Financial transmission rights	—	—	0.8	0.8
	$81.6	$—	$0.8	$82.4

Liabilities:
Gas hedge contracts	$1.5	$—	$—	$1.5

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$42.8	$—	$—	$42.8
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	0.1	0.1
	$44.8	$—	$0.1	$44.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

Entergy Texas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.0	$—	$—	$3.0
Securitization recovery trust account	10.9	—	—	10.9
Financial transmission rights	—	—	0.1	0.1
	$13.9	$—	$0.1	$14.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.6	$—	$—	$26.6
Financial transmission rights	—	—	0.8	0.8
	$26.6	$—	$0.8	$27.4

System Energy

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.9	$—	$—	$2.9
Decommissioning trust funds (a):
Equity securities	2.8	—	—	2.8
Debt securities	197.5	262.2	—	459.7
Common trusts (b)				680.4
	$203.2	$262.2	$—	$1,145.8

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$89.1	$—	$—	$89.1
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	273.0	251.5	—	524.5
Common trusts (b)				847.9
	$375.0	$251.5	$—	$1,474.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2022.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2022	$2.3	$0.6	$0.3	$0.1	$0.8
Issuances of financial transmission rights	5.4	5.3	0.8	0.8	3.9
Gains (losses) included as a regulatory liability/asset	109.1	49.9	9.9	3.6	1.7
Settlements	(106.5)	(48.5)	(10.4)	(3.7)	(6.3)
Balance as of December 31, 2022	$10.3	$7.3	$0.6	$0.8	$0.1

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

As discussed in Note 14 to the financial statements, in June 2022, Entergy completed the sale of Palisades to Holtec. As part of the transaction, Entergy transferred the Palisades decommissioning trust fund to Holtec. The disposition-date fair value of the decommissioning trust fund was approximately $552 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The unrealized gains/(losses) recognized during the year ended December 31, 2022 on equity securities still held as of December 31, 2022 were ($605) million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of December 31, 2022 and 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$1,655	$4	$201

2021
Debt Securities	$2,177	$65	$12

The unrealized gains/(losses) above are reported before deferred taxes of $2 million as of December 31, 2021 for debt securities. As of December 31, 2022, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $1,852 million as of December 31, 2022 and $2,125 million as of December 31, 2021.  As of December 31, 2022, available-for-sale debt securities had an average coupon rate of approximately 3.12%, an average duration of approximately 6.51 years, and an average maturity of approximately 10.81 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$840	$63	$770	$8
More than 12 months	666	138	99	4
Total	$1,506	$201	$869	$12

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Millions)
Less than 1 year	$62	$—
1 year - 5 years	520	473
5 years - 10 years	461	655
10 years - 15 years	117	389
15 years - 20 years	161	130
20 years+	334	530
Total	$1,655	$2,177

During the years ended December 31, 2022, 2021, and 2020, proceeds from the dispositions of available-for-sale securities amounted to $889 million, $1,465 million, and $1,024 million, respectively.  During the years ended December 31, 2022, 2021, and 2020, gross gains of $2 million, $29 million, and $47 million, respectively, and gross losses of $46 million, $17 million, and $4 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair value of the Palisades decommissioning trust fund as of December 31, 2021 was $576 million. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2022 and 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$470.7	$0.2	$69.3

2021
Debt Securities	$526.3	$11.4	$4.7

The amortized cost of available-for-sale debt securities was $539.8 million as of December 31, 2022 and $519.6 million as of December 31, 2021.  As of December 31, 2022, the available-for-sale debt securities had an average coupon rate of approximately 2.40%, an average duration of approximately 6.20 years, and an average maturity of approximately 7.70 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2022 on equity securities still held as of December 31, 2022 were ($181.4) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$197.6	$18.8	$183.8	$2.9
More than 12 months	260.1	50.5	39.5	1.8
Total	$457.7	$69.3	$223.3	$4.7

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Millions)
Less than 1 year	$21.2	$—
1 year - 5 years	159.7	91.7
5 years - 10 years	191.7	217.4
10 years - 15 years	38.0	146.0
15 years - 20 years	42.6	35.7
20 years+	17.5	35.5
Total	$470.7	$526.3

During the years ended December 31, 2022, 2021, and 2020, proceeds from the dispositions of available-for-sale securities amounted to $42.1 million, $57.6 million, and $94.5 million, respectively.  During the years ended December 31, 2022, 2021, and 2020, gross gains of $0.1 million, $2.5 million, and $8.8 million, respectively, and gross losses of $2.6 million, $0.6 million, and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2022 and 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$725.1	$3.5	$67.5

2021
Debt Securities	$794.2	$31.3	$3.3

The amortized cost of available-for-sale debt securities was $789.1 million as of December 31, 2022 and $766.3 million as of December 31, 2021.  As of December 31, 2022, the available-for-sale debt securities had an average coupon rate of approximately 3.79%, an average duration of approximately 6.78 years, and an average maturity of approximately 13.04 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized gains/(losses) recognized during the year ended December 31, 2022 on equity securities still held as of December 31, 2022 were ($253.5) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$409.9	$24.6	$206.9	$1.4
More than 12 months	207.5	42.9	42.9	1.9
Total	$617.4	$67.5	$249.8	$3.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Millions)
Less than 1 year	$33.6	$—
1 year - 5 years	159.1	157.8
5 years - 10 years	161.7	173.0
10 years - 15 years	67.1	123.0
15 years - 20 years	83.3	80.2
20 years+	220.3	260.2
Total	$725.1	$794.2

During the years ended December 31, 2022, 2021, and 2020, proceeds from the dispositions of available-for-sale securities amounted to $362.2 million, $303.4 million, and $159.7 million, respectively.  During the years ended December 31, 2022, 2021, and 2020, gross gains of $1.3 million, $6.8 million, and $8.1 million, respectively, and gross losses of $23 million, $4.1 million, and $0.7 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2022 and 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$459.7	$0.7	$63.7

2021
Debt Securities	$524.5	$11.8	$2.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of available-for-sale debt securities was $522.7 million as of December 31, 2022 and $515.6 million as of December 31, 2021.  As of December 31, 2022, the available-for-sale debt securities had an average coupon rate of approximately 2.79%, an average duration of approximately 6.39 years, and an average maturity of approximately 10.43 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2022 on equity securities still held as of December 31, 2022 were ($170) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$231.9	$19.2	$276.6	$2.3
More than 12 months	198.0	44.5	11.3	0.6
Total	$429.9	$63.7	$287.9	$2.9

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Millions)
Less than 1 year	$6.8	$—
1 year - 5 years	201.7	156.8
5 years - 10 years	107.1	161.8
10 years - 15 years	11.7	58.6
15 years - 20 years	35.0	1.9
20 years+	97.4	145.4
Total	$459.7	$524.5

During the years ended December 31, 2022, 2021, and 2020, proceeds from the dispositions of available-for-sale securities amounted to $209.4 million, $513.8 million, and $252.2 million, respectively.  During the years ended December 31, 2022, 2021, and 2020, gross gains of $0.2 million, $9.3 million, and $11.5 million, respectively, and gross losses of $10.7 million, $4 million, and $0.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available for sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible, it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of December 31, 2022, Entergy did not have an allowance for expected credit losses related to available-for-sale securities. As of December 31, 2021, Entergy’s allowance for expected credit losses

Entergy Corporation and Subsidiaries
Notes to Financial Statements

related to available-for-sale securities was $0.4 million. Entergy recorded $1.5 million in impairments of available-for-sale securities for the year ended December 31, 2022. Entergy did not record any impairments of available-for-sale debt securities for the year ended December 31, 2021.

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

Entergy Arkansas, Entergy Louisiana, and System Energy consolidate the respective companies from which they lease nuclear fuel, usually in a sale and leaseback transaction. This is because Entergy directs the nuclear fuel companies with respect to nuclear fuel purchases, assists the nuclear fuel companies in obtaining financing, and, if financing cannot be arranged, the lessee (Entergy Arkansas, Entergy Louisiana, or System Energy) is required to pay advance rent (Entergy Arkansas VIE, Entergy Louisiana Waterford VIE, and System Energy VIE) or special payments (Entergy Louisiana River Bend VIE) to allow the nuclear fuel company (the VIE) to meet its obligations. During the term of the arrangements, none of the Entergy operating companies have been required to provide financial support apart from their scheduled lease payments. See Note 4 to the financial statements for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt that are reported by Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy. These amounts also represent Entergy’s and the respective Registrant Subsidiary’s maximum exposure to losses associated with their respective interests in the nuclear fuel companies.

Entergy Gulf States Reconstruction Funding I, LLC, Entergy Texas Restoration Funding, LLC, and Entergy Texas Restoration Funding II, LLC, companies wholly-owned and consolidated by Entergy Texas, are VIEs and Entergy Texas is the primary beneficiary. In June 2007, Entergy Gulf States Reconstruction Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Rita reconstruction costs. Although the principal amount was not due until June 2022, Entergy Gulf States Reconstruction Funding made principal payments on the bonds in 2021, after which the bonds were fully repaid. In November 2009, Entergy Texas Restoration Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs. Although the principal amount was not due until November 2023, Entergy Texas Restoration Funding made principal payments on the bonds in 2022, after which the bonds were fully repaid. In April 2022, Entergy Texas Restoration Funding II issued senior secured system restoration bonds (securitization bonds) to finance Entergy Texas’s Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration costs. With the proceeds, the VIEs purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet. The creditors of Entergy Texas do not have recourse to the assets or revenues of the VIEs, including the transition property, and the creditors of the VIEs do not have recourse to the assets or revenues of Entergy Texas. Entergy Texas has no payment obligations to the VIEs except to remit system restoration charge collections. See Note 5 to the financial statements for additional details regarding the securitization bonds.

Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, is a VIE and Entergy Arkansas is the primary beneficiary. In August 2010, Entergy Arkansas Restoration

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Funding issued storm cost recovery bonds to finance Entergy Arkansas’s January 2009 ice storm damage restoration costs. With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. Although the principal amount was not due until August 2021, Entergy Arkansas Restoration Funding made principal payments on the bonds in 2020, after which the bonds were fully repaid. Entergy Arkansas Restoration Funding, LLC was then legally dissolved in January 2021.

Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. In September 2011, Entergy Louisiana Investment Recovery Funding issued investment recovery bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds. Although the principal amount was not due until September 2023, Entergy Louisiana Investment Recovery Funding made principal payments on the bonds in 2021, after which the bonds were fully repaid. See Note 5 to the financial statements for additional details regarding the investment recovery bonds.

Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy New Orleans, is a VIE and Entergy New Orleans is the primary beneficiary. In July 2015, Entergy New Orleans Storm Recovery Funding issued storm cost recovery bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs, including carrying costs, the costs of funding and replenishing the storm recovery reserve, and up-front financing costs associated with the securitization. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections. See Note 5 to the financial statements for additional details regarding the securitization bonds.

Restoration Law Trust I (the storm trust), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. The storm trust was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Entergy Louisiana is the primary beneficiary of the storm trust because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust. As of December 31, 2022, the primary asset held by the storm trust is the $3.2 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheet of Entergy Louisiana. The storm trust’s investment in affiliate preferred membership interests was purchased with the net bond proceeds of the securitization bonds issued by the LCDA. After the securitization bonds were issued, the LCDA loaned the net bond proceeds to the LURC, and pursuant to Act 293, the LURC contributed the net bond proceeds to the storm trust. The holders of the securitization bonds do not have recourse to the assets or revenues of the trust or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust is presented as noncontrolling interest in the consolidated balance sheets of Entergy and Entergy Louisiana. See Note 2 to the financial statements for additional discussion of the securitization bonds and the preferred membership interests.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant.  System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements. System Energy made payments on its lease, including interest, of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

$17.2 million in 2022, $17.2 million in 2021, and $17.2 million in 2020.  The lessor is a bank acting in the capacity of owner trustee for the benefit of equity investors in the transaction pursuant to trust agreement entered solely for the purpose of facilitating the lease transaction.  It is possible that System Energy may be considered as the primary beneficiary of the lessor, but it is unable to apply the authoritative accounting guidance with respect to this VIE because the lessor is not required to, and could not, provide the necessary financial information to consolidate the lessor.  Because System Energy accounts for this leasing arrangement as a capital financing, however, System Energy believes that consolidating the lessor would not materially affect the financial statements.  In the event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  System Energy believes, however, that the obligations recorded on the balance sheet materially represent its potential exposure to loss.

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements for additional discussion on the establishment of AR Searcy Partnership, LLC and the acquisition of the Searcy Solar facility. The entity is a VIE because the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kick out rights. Entergy Arkansas is the primary beneficiary of the partnership because, as the managing member, it has the right to direct the operations and receive a majority of the operating income of the partnership. See Note 1 to the financial statements for discussion of the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC. As of December 31, 2022, AR Searcy Partnership, LLC recorded assets equal to $138.3 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $109 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC, is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements for additional discussion on the establishment of MS Sunflower Partnership, LLC and the acquisition of the Sunflower Solar facility. The entity is a VIE because the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kick out rights. Entergy Mississippi is the primary beneficiary of the partnership because, as the managing member, it has the right to direct the operations and receive a majority of the operating income of the partnership. See Note 1 to the financial statements for discussion of the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Mississippi’s investment in MS Sunflower Partnership, LLC. As of December 31, 2022, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $117.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

Entergy has also reviewed various lease arrangements, power purchase agreements, including agreements for renewable power, and other agreements that represent variable interests in other legal entities which have been determined to be VIEs.  In these cases, Entergy has determined that it is not the primary beneficiary of the related VIE because it does not have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, or it does not have the obligation to absorb losses or the right to residual returns that would potentially be significant to the entity, or both.

NOTE 18.  TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with the FERC.  The Registrant Subsidiaries receive management,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

As described in Note 4 to the financial statements, the Registrant Subsidiaries participate in the Entergy System money pool and earn interest income from the money pool.  As described in Note 2 to the financial statements, Entergy Louisiana received preferred membership interest distributions from Entergy Holdings Company through May 2022, at which point Entergy Holdings Company was dissolved. In May 2022, as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization at Entergy Louisiana, the Entergy Louisiana storm trust purchased preferred membership interests issued by Entergy Finance Company and receives annual dividends.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2022	$127.5	$354.0	$1.0	$—	$18.9	$658.8
2021	$109.8	$289.9	$1.4	$—	$64.3	$545.6
2020	$105.2	$280.5	$1.2	$—	$40.4	$520.7

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2022	$617.4	$770.2	$356.1	$341.7	$321.4	$215.0
2021	$559.7	$755.2	$299.8	$287.8	$275.0	$190.8
2020	$515.5	$661.5	$283.3	$266.0	$260.3	$177.4

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2022	$0.1	$186.1	$0.1	$0.1	$0.3	$0.3
2021	$—	$127.6	$—	$—	$—	$—
2020	$—	$127.7	$0.1	$—	$—	$0.2

Transactions with Equity Method Investees

EWO Marketing, LLC, an indirect wholly-owned subsidiary of Entergy, paid capacity charges and gas transportation to RS Cogen, L.L.C. in the amounts of $24 million in 2022, $24 million in 2021, and $26 million in 2020. In October 2022, Entergy sold its 50% membership interest in RS Cogen, L.L.C.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers. Entergy’s total revenues for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(In Thousands)
Utility:
Residential	$4,640,039	$3,981,846	$3,550,317
Commercial	3,087,675	2,610,207	2,292,740
Industrial	3,716,058	2,942,370	2,331,170
Governmental	286,605	245,685	212,131
Total billed retail	11,730,377	9,780,108	8,386,358

Sales for resale (a)	858,743	601,895	295,810
Other electric revenues (b)	481,256	375,312	348,102
Revenues from contracts with customers	13,070,376	10,757,315	9,030,270
Other revenues (c)	116,469	116,680	16,373
Total electric revenues	13,186,845	10,873,995	9,046,643

Natural gas	233,920	170,610	124,008

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	337,073	672,493	771,360
Other revenues (c)	6,399	25,798	171,625
Total competitive businesses revenues	343,472	698,291	942,985

Total operating revenues	$13,764,237	$11,742,896	$10,113,636

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Utility operating companies’ total revenues for the year ended December 31, 2022 were as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$946,719	$1,775,552	$651,455	$335,471	$930,842
Commercial	530,512	1,274,665	508,996	256,963	516,539
Industrial	559,147	2,275,978	182,270	36,970	661,693
Governmental	20,186	94,910	52,861	87,514	31,134
Total billed retail	2,056,564	5,421,105	1,395,582	716,918	2,140,208
Sales for resale (a)	443,685	555,640	167,867	120,851	66,782
Other electric revenues (b)	159,178	204,878	51,554	13,637	57,379
Revenues from contracts with customers	2,659,427	6,181,623	1,615,003	851,406	2,264,369
Other revenues (c)	13,767	65,310	9,231	3,842	24,536
Total electric revenues	2,673,194	6,246,933	1,624,234	855,248	2,288,905
Natural gas	—	91,835	—	142,085	—
Total operating revenues	$2,673,194	$6,338,768	$1,624,234	$997,333	$2,288,905

The Utility operating companies’ total revenues for the year ended December 31, 2021 were as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$882,773	$1,484,612	$578,258	$269,891	$766,312
Commercial	480,401	1,055,825	439,950	208,104	425,927
Industrial	496,661	1,771,311	150,698	30,751	492,949
Governmental	19,112	82,503	46,248	71,584	26,238
Total billed retail	1,878,947	4,394,251	1,215,154	580,330	1,711,426
Sales for resale (a)	311,791	391,424	124,632	88,349	145,719
Other electric revenues (b)	130,443	148,304	58,357	1,813	41,805
Revenues from contracts with customers	2,321,181	4,933,979	1,398,143	670,492	1,898,950
Other revenues (c)	17,409	60,480	8,203	1,739	3,561
Total electric revenues	2,338,590	4,994,459	1,406,346	672,231	1,902,511
Natural gas	—	73,989	—	96,621	—
Total operating revenues	$2,338,590	$5,068,448	$1,406,346	$768,852	$1,902,511

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Utility operating companies’ total revenues for the year ended December 31, 2020 were as follows:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$841,162	$1,270,187	$523,379	$243,502	$672,087
Commercial	466,273	886,548	395,875	179,406	364,638
Industrial	461,907	1,314,234	145,100	24,248	385,681
Governmental	18,011	68,901	41,955	59,819	23,445
Total billed retail	1,787,353	3,539,870	1,106,309	506,975	1,445,851
Sales for resale (a)	173,115	333,594	77,530	33,213	100,273
Other electric revenues (b)	109,642	141,004	54,590	8,294	39,981
Revenues from contracts with customers	2,070,110	4,014,468	1,238,429	548,482	1,586,105
Other revenues (c)	14,384	4,595	9,425	12,150	1,020
Total electric revenues	2,084,494	4,019,063	1,247,854	560,632	1,587,125
Natural gas	—	50,799	—	73,209	—
Total operating revenues	$2,084,494	$4,069,862	$1,247,854	$633,841	$1,587,125

(a)Sales for resale and competitive businesses sales include day-ahead sales of energy in a market administered by an ISO. These sales represent financially binding commitments for the sale of physical energy the next day. These sales are adjusted to actual power generated and delivered in the real time market. Given the short duration of these transactions, Entergy does not consider them to be derivatives subject to fair value adjustments and includes them as part of customer revenues.
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

To the extent that deliveries have occurred, but a bill has not been issued, Entergy’s Utility operating companies record an estimate for energy delivered since the latest billings. The Utility operating companies calculate the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and market prices of power in the respective jurisdiction. The inputs are revised as needed to approximate actual usage and cost. Each month, estimated unbilled amounts are recorded as unbilled revenue and accounts receivable, and the prior month’s estimate is reversed. Price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the other.

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

Competitive Businesses Revenues

The Entergy Wholesale Commodities segment derived almost all of its revenue from sales of electric power and capacity produced by its operating plants to wholesale customers. The majority of Entergy Wholesale Commodities’ 2022 and 2021 revenues were from the Palisades nuclear power plant located in Michigan, which was shut down in May 2022 and subsequently sold in June 2022. Almost all of the Palisades nuclear plant output was sold under a 15-year PPA with Consumers Energy, which was executed as part of the acquisition of the plant in 2007 and expired in April 2022. Prices under the original PPA ranged from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA was $51/MWh. Entergy executed an additional PPA to cover the period from the expiration of the original PPA through final shutdown in May 2022 at a price of $24.14/MWh. Entergy issued monthly invoices to Consumers Energy for electric sales based on the actual output of electricity and related services provided during the previous month at the contract price.  The PPA was at below-market prices at the time of the acquisition and Entergy amortized a liability to revenue over the life of the agreement.  The amount amortized each period was based upon the present value, calculated at the date of acquisition, of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $5 million in 2022, $12 million in 2021, and $11 million in 2020. See Note 14 to the financial statements for discussion of the sale of the Palisades plant.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded an increase in 2020 in its allowance for doubtful accounts. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
Provisions (a)	40.6	14.9	10.7	3.2	7.7	4.1
Write-offs	(112.5)	(31.2)	(45.1)	(12.1)	(13.5)	(10.6)
Recoveries	34.2	9.7	12.8	4.2	4.4	3.1
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions (b)	56.2	30.4	16.7	0.7	7.3	1.1
Write-offs	(118.2)	(38.9)	(38.3)	(15.7)	(12.3)	(13.0)
Recoveries	12.9	3.3	5.1	2.7	0.9	0.9
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
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

Utility Regulatory Risks

•The terms and conditions of service, including electric and gas rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that can be lengthy and subject to appeal, potentially resulting in lengthy litigation, and uncertainty as to ultimate results.
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
•The continued impacts of the COVID-19 pandemic and responsive measures taken are highly uncertain and cannot be predicted.
•A delay or failure in recovering amounts for storm restoration costs incurred as a result of severe weather could have material effects on Entergy and its Utility operating companies affected by severe weather.
•Weather, economic conditions, technological developments, and other factors may have a material impact on electricity and gas usage and otherwise materially affect the Utility operating companies’ results of operations.

Nuclear Operating, Shutdown, and Regulatory Risks

•The results of operations, financial condition, and liquidity of Entergy Arkansas, Entergy Louisiana, and System Energy could be materially affected by the following:
◦inability to consistently operate their nuclear power plants at high capacity factors;
◦refueling outages that last materially longer than anticipated or unplanned outages;
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
◦the potential requirement to pay substantial retrospective premiums imposed under the Price-Anderson Act and/or by Nuclear Electric Insurance Limited (NEIL) in the event of a nuclear incident, and losses not covered by insurance;
◦the risk that the decommissioning trust fund assets for the nuclear power plants may not be adequate to meet decommissioning obligations if market performance and other changes decrease the value of assets in the decommissioning trusts; and
◦new or existing safety concerns regarding operating nuclear power plants and nuclear fuel.

General Business Risks

•Entergy and the Registrant Subsidiaries depend on access to the capital markets and, at times, may face potential liquidity constraints, which could make it more difficult to handle future contingencies.  Disruptions in the capital and credit markets may adversely affect Entergy’s and its subsidiaries’ ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy
•A downgrade in Entergy’s or its Registrant Subsidiaries’ credit ratings could, among other things, negatively affect Entergy’s and its Registrant Subsidiaries’ ability to access capital and the cost of such capital.
•Entergy or its Registrant Subsidiaries may be materially adversely affected by negative publicity or the inability to meet their stated goals or commitments, among other potential causes.
•Changes in tax legislation and taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s and the Registrant Subsidiaries’ results of operations, financial condition, and liquidity.
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete capital projects, other capital improvements, and strategic transactions, is subject to significant risks, and, as a result, they may be unable to achieve some or all of the anticipated results of such strategies.
•Failure to attract, retain, and manage an appropriately qualified workforce could negatively affect Entergy or its subsidiaries’ results of operations.
•Entergy and Entergy’s subsidiaries, including the Utility operating companies and System Energy, may incur substantial costs (i) to fulfill their obligations related to environmental and other matters or (ii) related to reliability standards.
•Entergy could be negatively affected by the effects of climate change, including physical risks, such as increased frequency and intensity of hurricanes and other severe weather, and transition risks, such as environmental and regulatory obligations intended to combat the effects of climate change, including by compelling greenhouse gas emission reductions or reporting, or increasing clean or renewable energy requirements, or placing a price on greenhouse gas emissions.
•Entergy and its subsidiaries are dependent on the continued and future availability and quality of water for cooling, process, and sanitary uses.
•Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices.
•The Utility operating companies and Entergy’s non-regulated operations are exposed to the risk that counterparties may not meet their obligations.
•Market performance and other changes may decrease the value of benefit plan assets, which then could require additional funding and result in increased benefit plan costs.
•The litigation environment in the states in which the Registrant Subsidiaries operate poses a significant risk to those businesses.
•Terrorist attacks, physical attacks, cyber attacks, system failures, or data breaches of Entergy’s and its subsidiaries’ or their suppliers’ physical infrastructure or technology systems may adversely affect Entergy’s results of operations.
•Entergy and the Registrant Subsidiaries are subject to risks associated with their ability to obtain adequate insurance at acceptable costs.
•Significant increases in commodity prices, other materials and supplies, and operation and maintenance expenses may adversely affect Entergy’s results of operations, financial condition, and liquidity.
•The effect of higher purchased gas cost charges to customers taking gas service may adversely affect Entergy New Orleans’s results of operations and liquidity.
•System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on sales to affiliated companies for all of its revenues. Certain contractual arrangements relating to System Energy, the affiliated companies, and these revenues are the subject of ongoing litigation and regulatory proceedings. The aggregate amount of refunds claimed in these proceedings substantially exceeds the current net book value of System Energy. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds, which financing may not be available on terms acceptable to System Energy, or may not be available at all, when required. If one or more of the foregoing events occurs, System Energy may be required to explore other options or protections available to it to extend, restructure, or retire its indebtedness and to prioritize its obligations.
•Entergy’s non-regulated operations are subject to substantial governmental regulation and may be adversely affected by legislative, regulatory, or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.
•As a holding company, Entergy Corporation depends on cash distributions from its subsidiaries to meet its debt service and other financial obligations and to pay dividends on its common stock, and has provided, and may continue to provide, capital contributions or debt financing to its subsidiaries, which would reduce the funds available to meet its other financial obligations.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail distribution operations.  Entergy owns and operates power plants with approximately 24,000 MW of electric generating capacity, including approximately 5,000 MW of nuclear power. Entergy delivers electricity to 3 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $13.8 billion in 2022 and had approximately 12,000 employees as of December 31, 2022.

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business. Upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable business segment.

See Note 13 to the financial statements for financial information regarding Entergy’s business segments.

Strategy

Entergy’s strategy is to operate and grow its utility business, creating sustainable value for its customers, employees, communities, and owners. Entergy’s strategy to achieve its stakeholder objectives has a few key aspects. First, Entergy invests in the Utility for the benefit of its customers, which supports steady, predictable growth in earnings and dividends. Second, Entergy manages risks by ensuring its Utility investments are customer-centric, supported by progressive regulatory constructs, and executed with disciplined project management. Third, Entergy is committed to delivering sustainable outcomes for all of its stakeholders by focusing on continually improving key elements of Environmental, Social, and Governance (ESG), including reducing carbon emissions and improving resilience for Entergy and its customers.  Entergy also executed the wind down of the Entergy Wholesale Commodities merchant nuclear generation business, which was effectively complete by the end of 2022.

Utility

The Utility business segment includes five retail electric utility subsidiaries: Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute, and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively.  Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The five retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The Utility has a diverse power generation portfolio, including increasingly carbon-free energy sources, which is consistent with Entergy’s strong support for the environment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2022, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	730	24%
Entergy Louisiana	Portions of Louisiana	1,101	37%	95	47%
Entergy Mississippi	Portions of Mississippi	461	15%
Entergy New Orleans	City of New Orleans	211	7%	109	53%
Entergy Texas	Portions of Texas	499	17%
Total customers		3,002	100%	204	100%

Electric and Natural Gas Energy Sales

Electric Energy Sales

The total electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On June 24, 2022, Entergy reached a 2022 peak demand of 22,301 MWh, compared to the 2021 peak of 22,051 MWh recorded on August 23, 2021.  Selected electric energy sales data for 2022 is shown in the table below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(GWh)
Sales to retail customers	22,473	57,532	13,038	5,706	21,380	—	120,129
Sales for resale:
Affiliates	1,906	5,416	—	—	279	7,739	—
Others	6,520	3,423	2,914	2,298	813	—	15,968
Total	30,899	66,371	15,952	8,004	22,472	7,739	136,097
Average use per residential customer (kWh)	13,478	14,874	14,791	12,818	15,444	—	14,479

(a)Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2022 combined electric sales volume as a percentage of total electric sales volume, and 2022 combined electric revenues as a percentage of total 2022 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	27.3	35.2
Commercial	20.6	23.4
Industrial (a)	38.6	28.2
Governmental	1.8	2.2
Wholesale/Other	11.7	11.0

(a)Major industrial customers are primarily in the petroleum refining and chemical industries.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Natural Gas Energy Sales

Entergy New Orleans and Entergy Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Louisiana sold 10,514,012 and 6,786,779 Mcf, respectively, of natural gas to retail customers in 2022.  In 2022, 99% of Entergy Louisiana’s operating revenue was derived from the electric utility business and only 1% from the natural gas distribution business.  For Entergy New Orleans, 86% of operating revenue was derived from the electric utility business and 14% from the natural gas distribution business in 2022.

Following is data concerning Entergy New Orleans’s 2022 retail operating revenue sources:

Customer Class	% of Electric Operating Revenue	% of Natural Gas Operating Revenue
Residential	47	47
Commercial	36	26
Industrial	5	19
Governmental/Municipal	12	8

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

	Rate base (in billions)	Current authorized return on common equity	Weighted average cost of capital (after-tax)	Equity ratio	Regulatory construct

Entergy Arkansas	$9.2 (a)	9.15% - 10.15%	5.25%	37.8% (b)	- forward test year formula rate plan - riders: MISO, capacity, Grand Gulf, energy efficiency, fuel and purchased power

Entergy Louisiana (electric)	$14.4 (c)	9.0% - 10.0%	6.62%	49.41%	- formula rate plan through 2022 test year - riders/specific recovery: MISO, capacity, transmission, fuel, distribution

Entergy Louisiana (gas)	$0.13 (d)	9.3% - 10.3%	6.76%	49.03%	- gas rate stabilization plan - rider: gas infrastructure

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Mississippi	$4.0 (e)	9.19% - 11.37%	6.71%	45.9%
 - formula rate plan with
      forward-looking features

 - riders: power management, Grand
      Gulf, fuel, MISO, unit power cost,
      storm damage, ad valorem tax
      adjustment, vegetation, grid
      modernization, restructuring credit

Entergy New Orleans (electric)	$1.2 (f)	8.85% - 9.85%	6.88%	51%	- formula rate plan with forward-looking features - riders/specific recovery: fuel and purchased power, MISO, energy efficiency, environmental, capacity

Entergy New Orleans (gas)	$0.2 (f)	8.85% - 9.85%	6.88%	51%	- formula rate plan with forward-looking features - rider: purchased gas

Entergy Texas	$2.4 (g)	9.65%	7.73%	50.90%	- rate case - riders: fuel, capacity, cost recovery (distribution, transmission, and generation), rate case expenses, AMI surcharge, tax reform, among others

System Energy	$1.67 (h)	10.94% (i)	8.04%	61% (i)	- monthly cost of service

(a)Based on 2023 test year.
(b)Based on $1.9 billion in accumulated deferred income taxes at a 0% cost rate included in the weighted average cost of capital calculation.
(c)Based on December 31, 2021 test year and includes approximately $800 million for the Lake Charles Power Station and excludes $250 million for the Washington Parish Energy Center included in the capacity rider, $400 million of transmission plant investment included in the transmission rider, and $200 million of distribution investment included in the distribution rider.
(d)Based on September 30, 2021 test year.
(e)Based on 2022 forward test year.
(f)Based on December 31, 2021 test year and known and measurables through December 31, 2022.
(g)Based on December 31, 2017 test year and excludes $1.7 billion in cost recovery riders.
(h)Based on calculation as of December 31, 2022.
(i)Effective July 2022, Entergy Mississippi’s bills from System Energy reflect an authorized return on equity of 9.65%, a capital structure not to exceed 52% equity, a rate base reduction for the advance collection of sale-leaseback rental costs, and the exclusion of certain long-term incentive plan performance unit costs from rates. See Note 2 to the financial statements for discussion of ongoing proceedings at the FERC challenging System Energy’s authorized return on common equity and capital structure.

Entergy Arkansas

Formula Rate Plan

Between base rate cases, Entergy Arkansas is able to adjust base rates annually, subject to certain caps, through formula rate plans that utilize a forward test year. Entergy Arkansas is subject to a maximum rate change

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy of 4% of the filing year total retail revenue. In addition, Entergy Arkansas is subject to a true-up of projection to actuals netted with future projection. In response to Entergy Arkansas’s application for a general change in rates in 2015, the APSC approved the formula rate plan tariff proposed by Entergy Arkansas including its use of a projected year test period and an initial five-year term. The initial five-year term expired in 2021. As granted by Arkansas law, Entergy Arkansas obtained APSC approval of the extension of the formula rate plan tariff for an additional five-year term, through 2026. If Entergy Arkansas’s formula rate plan were terminated, Entergy Arkansas could file an application for a general change in rates that may include a request for continued regulation under a formula rate review mechanism.

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

Entergy Louisiana

Formula Rate Plan

Entergy Louisiana historically sets electric base rates annually through a formula rate plan using a historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. The formula rate plan was most recently extended through the test year 2022; certain modifications were made in that extension, including a decrease to the allowed return on equity, narrowing of the earnings “dead band” around the mid-point allowed return on equity, elimination of sharing above and below the earnings “dead band,” and the addition of a distribution cost recovery mechanism. The formula rate plan continues to include exceptions from the rate cap and sharing requirements for certain large capital investment projects, including acquisition or construction of generating facilities and purchase power agreements approved by the LPSC, certain transmission investments, and most recently, certain distribution investments, among other items. In the event that the electric formula rate plan is not renewed or extended or otherwise replaced, Entergy Louisiana would revert to the more traditional rate case environment with a rate case filing occurring as soon as mid-2023.

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

Retail Rates - Gas

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014, Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of the upper end of the earnings band as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20% annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding 10%; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider commenced with bills rendered on and after the first billing cycle of April 2015. In April 2022 Entergy Louisiana submitted for consideration a proposal to extend the infrastructure rider to address replacement of an additional 187 miles of pipe. In December 2022 Entergy Louisiana and the LPSC staff submitted an uncontested settlement that extends the rider for an additional ten years beginning after the end of the current term of the rider in 2025. The extension is subject to the same customer safeguards and conditions as the original term of the rider. The extension allows for recovery of approximately $95 million over ten years. In February 2023, the uncontested settlement was approved by the LPSC.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy obligation at the parent level of a consolidated entity.  No schedule has been set for either docket, and limited discovery has occurred.

In December 2019 an LPSC commissioner issued an unopposed directive to staff to research customer-centered options for all customer classes, as well as other regulatory environments, and recommend a plan for how to ensure customers are the focus. There was no opposition to the directive from other commissioners but several remarked that the intent of the directive was not initiated to pursue retail open access. In furtherance of the directive, the LPSC issued a notice of the opening of a docket to conduct a rulemaking to research and evaluate customer-centered options for all electric customer classes as well as other regulatory environments in January 2020. To date, the LPSC staff has requested multiple rounds of comments from stakeholders and conducted one technical conference. Topics on which comments have been filed include full and limited retail access, demand response, sleeved power purchase agreements, and energy efficiency. Neither the LPSC or the LPSC staff have made recommendations or adopted any rules.

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

In August 2012 the MPSC opened inquiries to review whether the then current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan was still appropriate or could be improved to better serve the public interest. The intent of this inquiry and review was for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan proceeding. In March 2013 the Mississippi Public Utilities Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry. The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company might be improved, but did not recommend specific changes in the return on common equity formulas or calculations at that time. In June 2014 the MPSC expanded the scope of the August 2012 inquiry to study the merits of adopting a uniform formula rate plan that could be applied, where possible in whole or in part, to both Entergy Mississippi and Mississippi Power Company in order to achieve greater consistency in the plans. The MPSC directed the Mississippi Public Utilities Staff to investigate and review Entergy Mississippi’s formula rate plan rider schedule and Mississippi Power Company’s Performance Evaluation Plan by considering the merits and deficiencies and possibilities for improvement of each and then to propose a uniform formula rate plan that, where possible, could be applicable to both companies. No procedural schedule has been set. In October 2014 the Mississippi Public Utilities Staff conducted a public technical conference to discuss performance benchmarking and its potential application to the electric utilities’ formula rate plans. The docket remains open.

In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for a mechanism in the formula rate plan, the interim capacity rate adjustment mechanism, to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi as well as to allow similar cost recovery treatment for other capacity acquisitions that are approved by the MPSC. The MPSC must approve recovery through the interim capacity rate adjustment for each new resource. In addition, the MPSC approved revisions to the formula rate plan which allows Entergy Mississippi to begin billing rate adjustments effective April

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

1 of the filing year on a temporary basis subject to refund or credit to customers, subject to final MPSC order. The MPSC also authorized Entergy Mississippi to remove vegetation management costs from the formula rate plan and recover these costs through the establishment of a vegetation management rider.

Fuel Recovery

Entergy Mississippi’s rate schedules include energy cost recovery riders to recover fuel and purchased power costs.  The energy cost rate for each calendar year is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy costs as of the 12-month period ended September 30.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC. The energy cost recovery riders allow interim rate adjustments depending on the level of over- or under-recovery of fuel and purchased energy costs.

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

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of recovery of Entergy Mississippi’s storm-related costs.

Entergy New Orleans

Formula Rate Plan

As part of its determination of rates in the base rate case filed by Entergy New Orleans in 2018, in November 2019, the City Council issued a resolution resolving the rate case, with rates to become effective retroactive to August 2019. The resolution allows Entergy New Orleans to implement a three-year formula rate plan, beginning with the 2019 test year as adjusted for forward-looking known and measurable changes, with the filing for the first test year to be made in 2020. As part of a settlement of Entergy New Orleans’ appeal of the Council’s decision in its 2018 base rate case, Entergy New Orleans agreed to postpone the filing of its first test year formula rate plan to 2021 and, in return, to be provided an additional test year for the three-year cycle. Accordingly, Entergy New Orleans will submit its final formula rate plan filing of the three-year cycle in April 2023 unless the formula rate plan is extended or renewed. See Note 2 to the financial statements for further discussion.

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

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy New Orleans’s filings to recover storm-related costs.

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

Fuel Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, that are not included in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT every three years, at a minimum. In the course of this reconciliation, the PUCT determines whether eligible fuel and fuel-related expenses and revenues are necessary and reasonable and makes a prudence finding for each of the fuel-related contracts entered into during the reconciliation period.  The PUCT fuel cost proceedings are discussed in Note 2 to the financial statements.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Texas’s filings to recover storm-related costs.

Electric Industry Restructuring

In June 2009 a law was enacted in Texas that required Entergy Texas to cease all activities relating to Entergy Texas’s transition to competition.  The law allows Entergy Texas to remain a part of the SERC Reliability Corporation (SERC) Region, although it does not prevent Entergy Texas from joining another power region.  The law provides that proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT’s certification of a qualified power region for Entergy Texas.

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

System Energy

Cost of Service

The rates of System Energy are established by the FERC, and the costs allowed to be charged pursuant to these rates are, in turn, passed through to the participating Utility operating companies through the Unit Power Sales Agreement, which has monthly billings that reflect the current operating costs of, and investment in, Grand Gulf. Retail regulators and other parties may seek to initiate proceedings at FERC to investigate the prudence of costs included in the rates charged under the Unit Power Sales Agreement and examine, among other things, the reasonableness or prudence of the operation and maintenance practices, level of expenditures, allowed rates of return and rate base, and previously incurred capital expenditures. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s uncertain tax positions, sale leaseback arrangement, authorized return on equity and capital structure, and a separate proceeding for a broader investigation of rates under the Unit Power Sales Agreement. In addition, certain of the Utility operating companies’ retail regulators have filed a complaint at FERC challenging the 2012 extended power uprate of Grand Gulf and the operation and management of the plant, particularly during the time period 2016 - 2020. Beginning in 2021, System Energy implemented billing protocols to provide retail regulators with

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy information regarding rates billed under the Unit Power Sales Agreement. Entergy cannot predict the outcome of any of these proceedings, and an adverse outcome in any of them could have a material adverse effect on Entergy’s or System Energy’s results of operations, financial condition, or liquidity. See Note 2 to the financial statements for further discussion of the proceedings.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 308 incorporated cities and towns in Arkansas.  These franchises generally are unlimited in duration and continue unless the municipalities purchase the utility property.  In Arkansas, franchises are considered to be contracts and, therefore, are governed pursuant to the terms of the franchise agreement and applicable statutes.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas and holds non-exclusive franchises to provide electric service in approximately 70 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire over the period 2023-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property and Other Generation Resources

Owned Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2022 is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	CT / CCGT (b)	Legacy Gas/Oil	Nuclear	Coal	Hydro	Solar
Entergy Arkansas	5,276	1,567	522	1,822	1,192	73	100
Entergy Louisiana	10,829	5,595	2,766	2,129	339	—	—
Entergy Mississippi	2,857	1,738	707	—	310	—	102
Entergy New Orleans	663	636	—	—	—	—	27
Entergy Texas	3,190	980	1,960	—	250	—	—
System Energy	1,260	—	—	1,260	—	—	—
Total	24,075	10,516	5,955	5,211	2,091	73	229

(a)“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.
(b)Represents Simple Cycle Combustion Turbine units and Combined Cycle Gas Turbine units.

Summer peak load for the Utility has averaged 21,602 MW over the previous decade.

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

The Utility operating companies’ long-term resource strategy (Portfolio Transformation Strategy) calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted. Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 8,975 MW of new long-term resources and the deactivation of about 4,881 MW of legacy generation. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

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
•Entergy New Orleans’s construction of the 20 MW solar photovoltaic facility, New Orleans Solar Station, located at the NASA Michoud Facility. The facility began commercial operation in December 2020;
•In December 2020, Entergy Texas selected the self-build alternative, Orange County Advanced Power Station, out of the 2020 Entergy Texas combined-cycle, gas turbine RFP. Regulatory approval was received in November 2022 and construction has commenced. The facility is expected to be in service by mid-2026;
•In March 2019, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Searcy Solar facility, sited on approximately 800 acres in White County near Searcy, Arkansas. Entergy Arkansas received regulatory approval from the APSC in April 2020, and closed on the acquisition, through use of a tax equity partnership, in December 2021. The Searcy Solar facility was placed in service in January 2022;
•In November 2018, Entergy Mississippi signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Sunflower Solar facility, sited on approximately 1,000 acres in Sunflower County, Mississippi. Entergy Mississippi received regulatory approval from the MPSC in April 2020, and the Sunflower Solar facility began commercial operation in September 2022;
•In June 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Walnut Bend Solar facility, that will be sited on approximately 1,000 acres in Lee County, Arkansas. In July 2021 the APSC issued an order approving the acquisition of the Walnut Bend Solar facility. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations are ongoing, including with respect to cost and schedule and to updates arising as a result of the Inflation Reduction Act of 2022, and the updates would require additional APSC approval. At this time the project, if approved, is expected to achieve commercial operation in 2024;
•In September 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 180 MW to-be-constructed solar photovoltaic energy facility, West Memphis Solar facility, that will be sited on approximately 1,500 acres in Crittenden County, Arkansas. In October 2021 the APSC issued an order approving the acquisition of the West Memphis Solar facility. The counter-party notified Entergy Arkansas that it was seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. In January 2023, Entergy Arkansas made a supplemental filing with the APSC. Following APSC supplemental approval, full notice to proceed will be issued with closing expected to occur in 2024;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•In November 2021, Entergy Louisiana signed an agreement for the purchase of an approximately 150 MW to-be-constructed solar photovoltaic energy facility, St. Jacques facility, that will be sited in St. James Parish near Vacherie, Louisiana. In September 2022 the LPSC voted to approve the order including the St. Jacques facility; however, project details could be adjusted pending a final St. James Parish ruling on land use permit requirements. Closing is expected to occur in 2025 dependent upon the final St. James Parish ruling; and
•In August 2022, Entergy Arkansas signed an agreement for the purchase of an approximately 250 MW to-be-constructed solar photovoltaic energy facility, Driver Solar facility, that will be sited near Osceola, Arkansas. Also in August 2022, Entergy Arkansas received necessary approvals for the Driver Solar facility, and Entergy Arkansas has issued the counter-party full notice to proceed to begin construction. The parties are evaluating the effects of certain matters related to the Inflation Reduction Act of 2022, including the viability of a tax equity partnership. Closing is expected to occur by the end of 2024.

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
•In June 2017, Entergy Arkansas and Chicot Solar, LLC executed a 20-year agreement for 100 MW from a to-be-constructed solar photovoltaic electric generating facility located in Chicot County, Arkansas. The transaction received regulatory approval and the PPA began in November 2020;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•In February 2018, Entergy Louisiana and LA3 West Baton Rouge, LLC (Capital Region Solar project) executed a 20-year agreement for 50 MW from a to-be-constructed solar photovoltaic electric generating facility located in West Baton Rouge Parish, Louisiana. The transaction received regulatory approval in February 2019 and the PPA began in October 2020;
•In July 2018, Entergy New Orleans and St. James Solar, LLC executed a 20-year agreement for 20 MW from a to-be-constructed solar photovoltaic electric generating facility located in St. James Parish, Louisiana. The transaction received regulatory approval in July 2019 and is targeting commercial operation in the first half of 2023;
•In August 2018, Entergy Louisiana and South Alexander Development I, LLC executed a 5-year agreement for 5 MW from a solar photovoltaic electric generating facility located in Livingston Parish, Louisiana. The PPA began in December 2020 and received regulatory approval in January 2021;
•In February 2019, Entergy New Orleans and Iris Solar, LLC executed a 20-year agreement for 50 MW from a to-be-constructed solar photovoltaic electric generating facility located in Washington Parish, Louisiana. The transaction received regulatory approval in July 2019 and achieved commercial operation in November 2022;
•In August 2020, Entergy Texas and Umbriel Solar, LLC executed a 20-year agreement for 150 MW from a to-be-constructed solar photovoltaic electric generating facility located in Polk County, Texas. The PPA is expected to start when the facility reaches commercial operation in December 2023;
•In June 2021, Entergy Louisiana and Sunlight Road Solar, LLC executed a 20-year agreement for 50 MW from a to-be-constructed solar photovoltaic electric generating facility located in Washington Parish, Louisiana. In September 2022 the LPSC voted to approve the order including this project. The facility is expected to reach commercial operation in December 2024;
•In June 2021, Entergy Louisiana and Vacherie Solar Energy Center, LLC executed a 20-year PPA for 150 MW from a to-be-constructed solar photovoltaic electric generating facility located in St. James Parish, Louisiana. In September 2022 the LPSC voted to approve the order including this project; however, project details could be adjusted pending a final St. James Parish ruling on land use permit requirements. The facility is expected to reach commercial operation in 2025;
•In November 2021, Entergy Louisiana signed a PPA for approximately 125 MW from a to-be-constructed solar photovoltaic energy facility located in Allen, Louisiana. In September 2022 the LPSC voted to approve the order including this project. The facility is expected to reach commercial operation in February 2024;
•In December 2022, Entergy Mississippi signed a PPA for approximately 150 MW from a to-be-constructed solar photovoltaic energy facility located in Hinds County, Mississippi. Following execution of the agreement, Entergy Mississippi filed a petition with the MPSC requesting all necessary approvals. The facility is expected to reach commercial operation in June 2026;
•In October 2022, Entergy Mississippi signed a PPA for approximately 100 MW from a to-be-constructed solar photovoltaic energy facility located in Tallahatchie County, Mississippi. Following execution of the agreement, Entergy Mississippi filed a petition with the MPSC requesting all necessary approvals. The facility is expected to reach commercial operation as early as May 2026;
•In October 2022, Entergy Mississippi signed a PPA for approximately 170 MW from a to-be-constructed solar photovoltaic energy facility located in Washington County, Mississippi. Following execution of the agreement, Entergy Mississippi filed a petition with the MPSC requesting all necessary approvals. The facility is expected to reach commercial operation as early as May 2026;
•In October 2022, Entergy Arkansas signed a PPA for approximately 200 MW from a to-be-constructed solar photovoltaic energy facility located in St. Francis County, Arkansas. Following execution of the agreement, Entergy Arkansas filed a petition with the APSC requesting all necessary approvals. The facility is expected to reach commercial operation as early as May 2025;
•In October 2022, Entergy Arkansas signed a PPA for approximately 200 MW from a to-be-constructed solar photovoltaic energy facility located in Mississippi County, Arkansas. Following execution of the agreement, Entergy Arkansas filed a petition with the APSC requesting all necessary approvals. The facility is expected to reach commercial operation as early as May 2025; and

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•In January 2023, Entergy Texas signed a PPA for approximately 150 MW from a to-be-constructed solar photovoltaic energy facility located in Walker County, Texas. The facility is expected to reach commercial operation as early as June 2026.

In March 2021, Entergy Services, on behalf of Entergy Louisiana, issued an RFP for solar photovoltaic resources. Entergy Louisiana selected a combination of PPA and build-own-transfer resources by March 2022, some of which have been executed and are noted above and the remainder are in progress working through definitive agreements.

In July 2021, Entergy Services, on behalf of Entergy Texas, issued an RFP for solar generation resources. Entergy Texas selected a combination of PPA and build-own-transfer resources in March 2022. One PPA was executed in January 2023 as noted above, and definitive agreements for the remaining resources are in progress.

In August 2021, Entergy Services, on behalf of Entergy Arkansas, issued an RFP for solar photovoltaic and wind resources. Entergy Arkansas selected a combination of PPA and build-own-transfer resources in February 2022, some of which have been executed and are noted above and the remainder are in progress working through definitive agreements.

In January 2022, Entergy Services, on behalf of Entergy Mississippi, issued an RFP for solar photovoltaic and wind resources. The RFP is seeking up to 500 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Mississippi customers.

In June 2022, Entergy Services, on behalf of Entergy Louisiana, issued an RFP for solar photovoltaic and wind resources. The RFP is seeking up to 1500 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Louisiana customers.

In April 2022, Entergy Services, on behalf of Entergy Arkansas, issued an RFP for solar photovoltaic and wind resources. The RFP is seeking up to 1000 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Arkansas customers.

In October 2022, Entergy Services, on behalf of Entergy Texas, issued an RFP for solar photovoltaic and wind resources. The RFP is seeking up to 2000 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Texas customers.

In November 2022, Entergy Services, on behalf of Entergy Mississippi, issued an RFP for solar photovoltaic and wind resources. The RFP is seeking up to 500 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Mississippi customers.

Other Procurements From Third Parties

The Utility operating companies have also made resource acquisitions outside of the RFP process, including Entergy Arkansas’s (Power Block 2), Entergy Louisiana’s (Power Blocks 3 and 4), and Entergy New Orleans’s (Power Block 1) March 2016 acquisitions of the 1,980 MW (summer rating), natural gas-fired, combined-cycle gas turbine Union Power Station power blocks, each rated at 495 MW (summer rating); and Entergy Mississippi’s October 2019 acquisition of the 810 MW, combined-cycle, natural gas-fired Choctaw Generating Station. The

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Utility operating companies have also entered into various limited- and long-term contracts in recent years as a result of bilateral negotiations.

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

Power Through Programs

In December 2020, Entergy Texas filed an application with the PUCT to amend its certificate of convenience and necessity to own and operate up to 75 MW of natural gas-fired distributed generation to be installed at commercial and industrial customer premises. Under this proposal, Entergy Texas would own and operate a fleet of generators ranging from 100 kW to 10 MW that would supply a portion of Entergy Texas’s long-term resource needs and enhance the resiliency of Entergy Texas’s electric grid. This fleet of generators would also be available to customers during outages to supply backup electric service as part of a program known as “Power Through.” In its 2021 session, the Texas legislature modified the Texas Utilities Code to exempt generators under 10 megawatts from the requirement to obtain a certificate of convenience and necessity. In addition, the PUCT announced an intent to conduct a broad rulemaking related to distributed generation and recommended that utilities with pending applications addressing distributed generation withdraw them. Accordingly, Entergy Texas withdrew its application for a certificate of convenience and necessity and associated tariff from the PUCT without prejudice to refiling. Entergy Texas continues to deploy certain customer-sited distributed generators under an existing PUCT-approved tariff. In August 2022, Entergy Texas filed an application for PUCT approval of voluntary Rate Schedule Utility Owned Distributed Generation (UODG) through which it would charge host customers for back-up service from customer-sited Power Through generators. Based on the exemption enacted by the Texas legislature in 2021, Entergy Texas’s application was not required to, and did not, seek an amendment to its certificate of convenience and necessity in order to continue deploying Power Through generators. In October 2022 two intervenors filed requests for a hearing on Entergy Texas’s application. In October 2022 the PUCT staff filed a request that the proceeding be referred to the State Office of Administrative Hearings. In January 2023 the PUCT announced an intent to develop certain broadly applicable reliability metrics against which to measure distributed generation resources and directed Entergy Texas to withdraw its application. However, the PUCT did allow Entergy Texas to continue its pilot program for Power Through generators. Entergy Texas has withdrawn its application and is considering next steps.

In August 2021, Entergy Arkansas filed with the APSC an application for authority to deploy natural gas-fired distributed generation. The application was supported by a number of letters of interest from Entergy Arkansas customers. In December 2021 the APSC general staff requested briefing, which Entergy Arkansas opposed. In January 2022, Entergy Arkansas filed to support the establishment of a procedural schedule with a hearing in April 2022. Also in January 2022, the APSC granted the general staff’s request for briefing but on an expedited schedule; briefing concluded in February 2022. Based on testimony filed to date the APSC general staff, Arkansas Electric Energy Consumers, Sierra Club, and Audubon oppose Entergy Arkansas’s proposed “Power Through” offering, which has been demonstrated to be in high demand by interested customers, some of which directly have filed public comments encouraging the APSC to approve the application. A paper hearing was held in August and September 2022 with Entergy Arkansas responding to several written commissioner questions. The parties are awaiting a decision from the APSC.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In July 2021, Entergy Louisiana filed with the LPSC an application for authority to deploy natural gas-fired distributed generation. The application was supported by a number of letters of interest from Entergy Louisiana customers. In October 2021, a procedural schedule was established with a hearing in April 2022. Staff and certain intervenors filed direct testimony in December 2021, and cross-answering testimony was filed in January 2022. Entergy Louisiana filed rebuttal testimony in February 2022. The parties reached an uncontested settlement which, among other things, recommended approval of 120 MW of natural gas fired distributed generation and an additional 30 MW of solar and battery distributed generation, for a total distributed generation program of 150 MW. Pursuant to the terms of the settlement agreement, Entergy Louisiana may seek to expand the distributed generation program following the earlier of two years after issuance of an order approving the settlement or the installation of 60 MW of distributed generation pursuant to this program. The settlement was approved by the LPSC in November 2022.

Interconnections

The Utility operating companies’ generating units are interconnected to a transmission system operating at various voltages up to 500 kV.  These generating units consist of steam-turbine generators fueled by natural gas and coal, combustion-turbine generators, and reciprocating internal combustion engine generators that are fueled by natural gas, generators powered by pressurized and boiling water nuclear reactors and inverter-based resources interconnecting both solar photovoltaic systems and energy storage devices that operate in the MISO wholesale electric market. Additionally, some of the Utility operating companies also offer customer services and products that include resources interconnected to both the distribution and transmission systems that also participate in the wholesale market. Entergy’s Utility operating companies are MISO market participants and the companies’ transmission systems are interconnected with those of many neighboring utilities.  MISO is an essential link in the safe, cost-effective delivery of electric power across all or parts of 15 U.S. states and the Canadian province of Manitoba. In addition, the Utility operating companies are members of SERC Reliability Corporation (SERC), the Regional Entity with delegated authority from the North American Electric Reliability Corporation (NERC) for the purpose of proposing and enforcing Bulk Electric System reliability standards within 16 central and southeastern states.

Gas Property

As of December 31, 2022, Entergy New Orleans distributed and transported natural gas for distribution within New Orleans, Louisiana, through approximately 2,600 miles of gas pipeline.  As of December 31, 2022, the gas properties of Entergy Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Louisiana’s financial position.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel Supply

The average fuel cost per kWh for the Utility operating companies and System Energy for the years 2020-2022 were:

Year	Natural Gas	Nuclear	Coal	Renewables (a)	Purchased Power	MISO Purchases (b)
2022	(Cents Per kWh)
Entergy Arkansas	4.98	0.52	2.93	2.11	10.90	(2.65)
Entergy Louisiana	5.50	0.57	2.84	10.70	6.95	6.45
Entergy Mississippi	4.38	—	2.85	0.04	6.53	6.68
Entergy New Orleans (c)	5.10	—	—	(5.16)	—	7.21
Entergy Texas	5.77	—	2.83	6.26	5.61	6.68
System Energy	—	0.65	—	—	—	—
Utility	5.27	0.57	2.89	7.00	6.54	5.95

2021
Entergy Arkansas	4.11	0.56	2.43	2.85	2.53	3.87
Entergy Louisiana	3.77	0.56	2.62	10.87	5.52	4.04
Entergy Mississippi	2.71	—	2.53	1.22	2.70	4.16
Entergy New Orleans (c)	3.47	—	—	(2.82)	—	4.50
Entergy Texas	4.65	—	2.60	3.97	4.53	4.10
System Energy	—	0.55	—	—	—	—
Utility	3.75	0.56	2.48	9.07	4.76	4.08

2020
Entergy Arkansas	1.78	0.62	2.35	2.28	7.39	0.63
Entergy Louisiana	1.98	0.58	3.27	9.99	3.48	2.65
Entergy Mississippi	1.73	—	2.52	0.25	3.23	2.26
Entergy New Orleans	1.56	—	—	0.02	—	2.99
Entergy Texas	2.23	—	3.17	3.61	3.29	2.71
System Energy	—	0.39	—	—	—	—
Utility	1.92	0.57	2.54	8.28	3.35	2.48
(a)Includes average fuel costs from both owned and purchased power resources.
(b)Includes activity from financial transmission rights. See Note 15 to the financial statements for discussion of financial transmission rights.
(c)Entergy New Orleans’s renewables include liquidated damage payments of $2.9 million in 2022 and $1 million in 2021 due to the delay of in-service dates related to purchased power agreements.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Actual 2022 and projected 2023 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	2022
	CT / CCGT (b)	Legacy Gas	Nuclear	Coal	Renewables (c)	Purchased Power (d)	MISO Purchases (e)
Entergy Arkansas	30%	1%	50%	12%	3%	—%	4%
Entergy Louisiana	44%	9%	23%	3%	2%	8%	11%
Entergy Mississippi	59%	6%	18%	7%	1%	—%	9%
Entergy New Orleans	54%	1%	35%	1%	1%	1%	7%
Entergy Texas	31%	20%	11%	5%	—%	9%	24%
System Energy (a)	—%	—%	100%	—%	—%	—%	—%
Utility	42%	8%	27%	5%	2%	5%	11%

	2023
	CT / CCGT (b)	Legacy Gas	Nuclear	Coal	Renewables (c)	Purchased Power (d)	MISO Purchases (e)
Entergy Arkansas	26%	—%	58%	13%	3%	—%	—%
Entergy Louisiana	47%	5%	30%	3%	3%	12%	—%
Entergy Mississippi	63%	—%	26%	10%	1%	—%	—%
Entergy New Orleans	48%	1%	45%	2%	3%	1%	—%
Entergy Texas	44%	31%	15%	9%	—%	1%	—%
System Energy (a)	—%	—%	100%	—%	—%	—%	—%
Utility	44%	6%	36%	7%	2%	5%	—%

(a)Capacity and energy from System Energy’s interest in Grand Gulf is allocated as follows under the Unit Power Sales Agreement: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.  Pursuant to purchased power agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.
(b)Represents natural gas sourced for Simple Cycle Combustion Turbine units and Combined Cycle Gas Turbine units.
(c)Includes generation from both owned and purchased power resources.
(d)Excludes MISO purchases and renewables purchased through purchased power agreements.
(e)In December 2013, Entergy integrated its transmission system into the MISO RTO. Entergy offers all of its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the MISO energy market to serve the demand of its customers, with MISO making dispatch decisions. The MISO purchases metric provided for 2022 is not projected for 2023.

Some of the Utility’s gas-fired plants are also capable of using fuel oil, if necessary. Although based on current economics the Utility does not expect fuel oil use in 2023, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

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

Coal

Entergy Arkansas has committed to six two- to three-year contracts that will supply approximately 85% of the total coal supply needs in 2023. These contracts are staggered in term so that not all contracts have to be renewed the same year. If needed, additional Powder River Basin (PRB) coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs. Based on the high cost of alternate sources, modes of transportation, and infrastructure improvements necessary for its delivery, no alternative coal consumption is expected at Entergy Arkansas during 2023. Coal will be transported to Arkansas via an existing Union Pacific transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for 2023.

Entergy Louisiana has committed to four two- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2023. If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs. For the same reasons as the Entergy Arkansas plants, no alternative coal consumption is expected at Nelson Unit 6 during 2023. Coal will be transported to Nelson via an existing transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2023.

Coal transportation delivery rates to Entergy Arkansas- and Entergy Louisiana-operated coal-fired units became constrained and were unable to fully meet supply needs and obligations beginning in August 2021. Deliveries remained constrained through 2022 with modest improvement expected later in 2023. Both Entergy Arkansas and Entergy Louisiana control enough railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2023, but is also currently experiencing delivery constraints. Entergy Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

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

Entergy Louisiana purchased natural gas for resale in 2022 under a firm contract from Sequent Energy Management L.P. The gas is delivered through a combination of intrastate and interstate pipelines.

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

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC. See Note 2 to the financial statements for discussion of proceedings at the FERC related to System Energy.

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

Availability Agreement

The Availability Agreement among System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was entered into in 1974 in connection with the original financing by System Energy of Grand Gulf. The Availability Agreement provides that System Energy make available to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans all capacity and energy available from System Energy’s share of Grand Gulf.

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

The allocation percentages under the Availability Agreement are fixed as follows: Entergy Arkansas - 17.1%; Entergy Louisiana - 26.9%; Entergy Mississippi - 31.3%; and Entergy New Orleans - 24.7%. The allocation percentages under the Availability Agreement would remain in effect and would govern payments made under such agreement in the event of a shortfall of operating expense funds available to System Energy from other sources, including payments under the Unit Power Sales Agreement.

System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for all of its outstanding series of first mortgage bonds, as well as for its outstanding term loan and the pollution control revenue refunding bonds issued on its behalf.  In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if the FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement and, therefore, no payments under the Availability Agreement have ever been required.  If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or certain of its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments because their Availability Agreement obligations exceed their Unit Power Sales Agreement obligations.

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

Entergy Wholesale Commodities

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant power business.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Wholesale Commodities includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. Entergy Wholesale Commodities also provides decommissioning-related services to nuclear power plants owned by non-affiliated entities in the United States.

Property

Entergy Wholesale Commodities includes ownership in the following non-nuclear power plants:

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

All of Entergy Wholesale Commodities’ owned generation falls under the authority of MISO. Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its owned generation and its contracted power purchases include retail power providers, utilities, electric power co-operatives, power trading organizations, and other power generation companies. The majority of Entergy Wholesale Commodities’ owned generation and contracted power purchases are sold under cost-based contract.

Other Business Activities

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Additionally, Entergy Arkansas serves a limited number of retail customers in Tennessee. Pursuant to legislation enacted in Tennessee, Entergy Arkansas is subject to complaints before the Tennessee Regulatory Authority only if it fails to treat its retail customers in Tennessee in the same manner as its retail customers in Arkansas. Additionally, Entergy Arkansas maintains limited facilities in Missouri but does not provide retail electric service to customers in Missouri. Although Entergy Arkansas obtained a certificate with respect to its Missouri facilities, Entergy Arkansas is not subject to retail ratemaking jurisdiction in Missouri.

Entergy Louisiana’s electric and gas business is subject to regulation by the LPSC as to the following:

•utility service;
•retail rates and charges, including depreciation rates;
•fuel cost recovery, including audits of the fuel adjustment clause, environmental adjustment charge, and purchased gas adjustment charge;
•terms and conditions of service;
•service standards;
•certification of certain transmission projects;
•certification of capacity acquisitions, both for owned capacity and for purchase power contracts that exceed either 5 MW or one year in term;
•procurement process to acquire capacity over 50 MW;
•audits of the energy efficiency rider;
•avoided cost payment to non-exempt Qualifying Facilities;
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

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2022 of $195.0 million for the one-time fee. The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.7 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

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

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries have been, and continue to be, involved in litigation to recover the damages caused by the DOE’s delay in performance. See Note 8 to the financial statements for discussion of final judgments recorded by Entergy in 2020, 2021, and 2022 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE. Through 2022, Entergy’s subsidiaries have won and collected on judgments against the government totaling approximately $1 billion.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at ANO in 1996, at River Bend in 2005, at Grand Gulf in 2006, and at Waterford 3 in 2011.  These facilities will be expanded as needed.

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

In December 2018 the APSC ordered collections in rates for decommissioning ANO 2 and found that ANO 1’s decommissioning was adequately funded without additional collections. In November 2021, Entergy Arkansas filed a revised decommissioning cost recovery tariff for ANO indicating that both ANO 1 and 2 decommissioning trusts were adequately funded without further collections, and in December 2021 the APSC ordered zero collections for ANO 1 and 2 decommissioning. In November 2022, Entergy Arkansas filed a revised decommissioning cost recovery tariff for ANO indicating that ANO 1’s decommissioning trust was adequately funded, but that ANO 2’s fund had a projected shortage as a result of a decline in decommissioning trust fund investment values over the past year. The filing proposes a reinstatement of decommissioning cost recovery for ANO 2. Management cannot predict the outcome of this filing.

In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend to address previously identified funding shortfalls. This LPSC decision contemplated that the level of decommissioning collections could be revisited should the NRC grant license extensions for both Waterford 3 and River Bend. In July 2019, following the NRC approval of license extensions for Waterford 3 and River Bend, Entergy Louisiana made a filing with the LPSC seeking to adjust decommissioning and depreciation rates for those plants, including one proposed scenario that would adjust Louisiana-jurisdictional decommissioning collections to zero for both plants (including an offsetting increase in depreciation rates). Because of the ongoing public health emergency arising from the COVID-19 pandemic and accompanying economic uncertainty, Entergy Louisiana determined that the relief sought in the filing was no longer appropriate, and in November 2020, filed an unopposed motion to dismiss the proceeding. Following that filing, in a December 2020 order, the LPSC dismissed the proceeding without prejudice. In July 2021, Entergy Louisiana made a filing with the LPSC to adjust Waterford 3 and River Bend decommissioning collections based on the latest site-specific decommissioning cost estimates for those plants. The filing seeks to increase Waterford 3 decommissioning collections and decrease River Bend decommissioning collections. The procedural schedule in the case has been suspended pending settlement negotiations. Management cannot predict the outcome of this filing.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In December 2010 the PUCT approved increased decommissioning collections for the Texas share of River Bend to address previously identified funding shortfalls.  In December 2018 the PUCT approved a settlement that eliminated River Bend decommissioning collections for the Texas jurisdictional share of the plant based on a determination by Entergy Texas that the existing decommissioning fund was adequate following license renewal. In July 2022, Entergy Texas filed a rate case that proposed continuation of the cessation of River Bend decommissioning collections. In December 2022, Entergy Texas filed on behalf of the parties a motion to abate the hearing on the merits to give parties additional time to finalize a settlement, which was approved by the presiding ALJ along with an order for the parties to file monthly settlement status reports. Management cannot predict the outcome of this filing.

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

Plant owners are required to provide the NRC with a biennial report (annually for units that have shut down or will shut down within five years), based on values as of December 31, addressing the owners’ ability to meet the NRC minimum funding levels. Depending on the value of the trust funds, plant owners may be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional contributions to the trusts, to ensure that the trusts are adequately funded and that NRC minimum funding requirements are met. In March 2021 filings with the NRC were made reporting on decommissioning funding for all of Entergy’s subsidiaries’ nuclear plants. Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

Additional information with respect to Entergy’s decommissioning costs and decommissioning trust funds is found in Note 9 and Note 16 to the financial statements.

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $137.6 million per reactor (with 96 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Louisiana, or System Energy is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022; however, Waterford 3 is expected to remain in Column 2 until third quarter 2023 based on a subsequent radiation monitor calibration issue.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Ozone Nonattainment

Entergy Texas operates two fossil-fueled generating facilities (Lewis Creek and Montgomery County Power Station) in a geographic area that is not in attainment with the applicable NAAQS for ozone.  The ozone nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Both Lewis Creek and the Montgomery County Power Station hold all necessary permits for operation and comply with applicable air quality program regulations. Measures enacted to return the area to ozone attainment could make these program regulations more stringent. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and nonattainment with the ozone NAAQS.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  In Entergy’s utility service territory, only St. Bernard Parish and Evangeline Parish in Louisiana are designated as nonattainment. In August 2017 the EPA issued a letter indicating that East Baton Rouge and St. Charles parishes would be designated by December 31, 2020, as monitors were installed to determine compliance. In March 2021 the EPA published a final rule designating East Baton Rouge, St. Charles, St. James, and West Baton Rouge parishes in Louisiana as attainment/unclassifiable, and, in Texas, Jefferson County as attainment/unclassifiable and Orange County as unclassifiable. No challenges to these final designations were filed within the 60 day deadline. Entergy continues to monitor this situation.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Based on the EPA estimates, Entergy’s share of the capital costs would be approximately $1.6 billion if all the identified units were in fact retrofitted. Additionally, the EPA is proposing controls on certain non-electric generating NOx sources. Since releasing the proposed rule, the price for Group 3 NOx sources allowances has increased significantly, peaking at over $45,000 per allowance in late August 2022 before stabilizing in the range of $15,000 to $18,000 per allowance since September 2022. Comments on the proposed rule were due in June 2022. MISO, other impacted regional transmission organizations, and various state public service commissions all filed comments expressing reliability concerns if the rule is finalized as proposed. Entergy filed individual comments which assert, in addition to other issues, that the EPA’s proposal represents over-control of the Entergy units in Arkansas and Mississippi; the EPA should consider an alternative approach or provide flexibility for units with a limited remaining useful life; the EPA should consult with regional transmission organizations to determine the reliability impacts of the proposed rule; and the EPA should consider and incorporate current economic trends, including inflation, into any benefit-costs analysis supporting the rule.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that potentially could result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states. This rule establishes a series of 10-year planning periods, with states required to develop State Implementation Plans (SIPs) for each planning period, with each SIP including such air pollution control measures as may be necessary to achieve the ultimate goal of the CAVR by the year 2064. The various states are currently in the process of developing SIPs to implement the second planning period of the CAVR, which addresses the 2018-2028 planning period.

In January and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims and reducing the risk that Entergy Arkansas, as operator of Independence and White Bluff, might be compelled under the Clean Air Act’s regional haze program to install costly emissions control technologies. Consistent with the terms of the settlement, Entergy Arkansas, along with co-owners, agreed to begin using only low-sulfur coal at Independence and White Bluff by mid-2021; agreed to cease using coal at White Bluff and Independence by the end of 2028 and 2030, respectively; agreed to cease operation of the remaining gas unit at Lake Catherine by the end of 2027; reserved the option to develop new generating sources at each plant site; and committed to installing or proposing to regulators at least 800 MWs of renewable generation by the end of 2027, with at least half installed or proposed by the end of 2022 (which includes two existing Entergy Arkansas projects) and with all qualifying co-owner projects counting toward satisfaction of the obligation. Under the settlement, the Sierra Club and the National Parks Conservation Association also waived certain potential existing claims under federal and state environmental law with respect to specified generating plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, was subject to approval by the U.S. District Court for the Eastern District of Arkansas. In November 2020 the court denied motions by the Arkansas Attorney General and the Arkansas Affordable Energy Coalition to intervene and to stay the proceedings. The proposed intervenors did not appeal the ruling. The District Court approved and entered the proposed settlement in March 2021. Entergy met the settlement deadline to use low-sulfur coal and is on target to meet the other requirements of the settlement. See “Remaining Useful Lives Review” in the “State and Local Rate Regulation and Fuel-Cost Recovery” section of Entergy Arkansas, LLC and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the APSC’s proceeding related to Entergy Arkansas’s utility generation units.

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by July 31, 2021 to ensure reasonable progress is being made to attain

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy visibility improvements. Entergy received information collection requests from the Arkansas and Louisiana Departments of Environmental Quality requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, Nelson Industrial Steam Company (NISCO), and Ninemile. Responses to the information collection requests have been submitted to the respective state agencies. Louisiana has issued its draft SIP which, at this time, does not propose any additional air emissions controls for the affected Entergy units in Louisiana. Some public commenters, however, believe additional air controls are cost-effective. It is not yet clear how the Louisiana Department of Environmental Quality (LDEQ) will respond in its final SIP, and the agency, like many other state agencies, did not meet the July 31, 2021 deadline to submit a SIP to the EPA for review.

Similar to the LDEQ, the Arkansas Department of Energy and Environment, Division of Environmental Quality (ADEQ) did not meet the July 31, 2021 SIP submission deadline, but subsequently submitted it to the EPA for review. The ADEQ reviewed Entergy’s Independence plant, but determined that additional air emission controls would not be cost-effective considering the facility’s commitment to cease coal-fired combustion by December 31, 2030.

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

Entergy continues to support national legislation that would most efficiently reduce economy-wide greenhouse gas emissions and increase planning certainty for electric utilities.  By virtue of its proportionally large investment in low-emitting generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per megawatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included a formal program to stabilize owned power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in reducing emissions below 2000 levels. In 2006, Entergy started including emissions from controllable power purchases in addition to its ownership share of generation and established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases, cumulatively over the period, at 20% below 2000 levels through 2010.  In 2011, Entergy extended this commitment through 2020, which it ultimately outperformed by approximately 8% both cumulatively and on an annual basis.  In 2019, in connection with a climate scenario analysis following the recommendations of the Task Force on Climate-related Financial Disclosures describing climate-related governance, strategy, risk management, and metrics and targets, Entergy announced a 2030 carbon dioxide emission rate goal focused on a 50% reduction from Entergy’s base year - 2000. Entergy now anticipates achieving this reduction several years early. In September 2020, Entergy announced a commitment to achieve net-zero greenhouse gas emissions by 2050 inclusive of all businesses, all applicable gases, and all emission scopes. In 2022, Entergy enhanced its commitment to include an interim goal of 50% carbon-free energy generating capacity by 2030 and expanded its interim emission rate goal to include all purchased power. See “Risk Factors” in Part I Item 1A for discussion of the risks associated with achieving these climate goals. Entergy’s comprehensive, third-party verified greenhouse gas inventory and progress against its voluntary goals are published on its website.

Entergy participates in the M.J. Bradley & Associates’ Annual Benchmarking Air Emissions Report, an annual analysis of the 100 largest U.S. electric power producers. The report is available on the M.J. Bradley website. Entergy participates annually in the Dow Jones Sustainability Index and in 2022 was listed on the North American Index. Entergy has been listed on the World or North American Index, or both, for 21 consecutive years. Entergy also participated in the 2022 CDP Climate Change and CDP Water Security evaluations, receiving a ‘B’ for both responses.

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
•introduction of bills in Congress and development of regulations by the EPA proposing further limits on SO2, mercury, carbon dioxide, and other air emissions.  New legislation or regulations applicable to

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources, or other or combined regulatory programs;
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

Federal Jurisdiction of Waters of the United States

In June 2020 the EPA’s revised definition of waters of the United States in the Navigable Waters Protection Rule (NWPR) became effective, narrowing the scope of Clean Water Act jurisdiction, as compared to a 2015 definition which had been stayed by several federal courts. In August 2021 a federal district court vacated and remanded the NWPR for further consideration. The EPA and the U.S. Army Corps of Engineers (Corps) subsequently issued a statement that the agencies would revert to pre-2015 regulations pending a new rulemaking. In December 2022 the EPA and the Corps released a final definition of waters of the United States that replaces the NWPR with a definition that is consistent with the pre-2015 regulatory regime as interpreted by several United States Supreme Court decisions. Most notably, the exclusion for waste treatment systems is retained.

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

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. As of December 31, 2022, Entergy has recorded asset retirement obligations related to CCR management of $27 million.

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

Other Environmental Matters

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas

The EPA notified Entergy that the EPA believes Entergy is a PRP concerning PCB contamination at the F.J. Doyle Salvage facility in Leonard, Texas. The facility operated as a scrap salvage business during the 1970s to the 1990s. In May 2018 the EPA investigated the site surface and sub-surface soils and, in November 2018 the EPA conducted a removal action, including disposal of PCB contaminated soils. Entergy responded to the EPA’s information requests in May and July 2019. In November 2020 the EPA sent Entergy and other PRPs a demand letter seeking reimbursement for response costs totaling $4 million expended at the site. Liability and PRP

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy allocation of response costs are yet to be determined. In December 2020, Entergy responded to the demand letter, without admitting liability or waiving any rights, indicating that it would engage in good faith negotiations with the EPA with respect to the demand. An initial meeting between the EPA and the PRPs took place in June 2021. Negotiations between the PRPs and the EPA are ongoing.

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

Human Capital

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2022, Entergy subsidiaries employed 11,707 people.

Utility:
Entergy Arkansas	1,227
Entergy Louisiana	1,597
Entergy Mississippi	716
Entergy New Orleans	296
Entergy Texas	648
System Energy	—
Entergy Operations	3,317
Entergy Services	3,870
Entergy Nuclear Operations	13
Other subsidiaries	23
Total Entergy	11,707

Approximately 3,084 employees are represented by the International Brotherhood of Electrical Workers, the United Government Security Officers of America, and the International Union, Security, Police, and Fire Professionals of America.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Below is the breakdown of Entergy’s employees by gender and race/ethnicity:

Gender (%)	2022	2021
Female	22.2	21.4
Male	77.8	78.6

Race/Ethnicity (%)	2022	2021
White	74.8	76.4
Black/African American	17.3	16.4
Hispanic/Latino	3.0	2.7
Asian	2.3	2.0
Other	2.6	2.5

Entergy’s Approach to Human Resources

Entergy’s people and culture enable its success; that is why acquiring, retaining, and developing talent are important components of Entergy’s human resources strategy. Entergy focuses on an approach that includes, among other things, governance and oversight; safety; organizational health, including diversity, inclusion, and belonging; and talent management.

Governance and Oversight

Ensuring that workplace processes support the desired culture and strategy begins with the Board of Directors and the Office of the Chief Executive. The Talent and Compensation Committee (formerly Personnel Committee) establishes priorities and each quarter reviews strategies and results on a range of topics covering the workforce, the workplace, and the marketplace. It oversees Entergy’s incentive plan design and administers its executive compensation plans to incentivize the behaviors and outcomes that support achievement of Entergy’s corporate objectives. Annually, it reviews executive performance, development, succession plans, and talent pipeline to align a high performing executive team with Entergy’s priorities. The Talent and Compensation Committee also oversees Entergy’s performance through regular briefings on a wide variety of human resources topics including Entergy’s safety culture and performance; organizational health; and diversity, inclusion, and belonging initiatives and performance.

The Talent and Compensation Committee’s Charter was revised in 2021 to acknowledge the committee’s responsibility for overseeing and monitoring the effectiveness of Entergy’s human capital strategies, including its workforce diversity, inclusion, and organizational health and safety strategies, programs, and initiatives. In recognition of the importance that organizational health and diversity, inclusion, and belonging play in enabling Entergy to achieve its business strategies, the committee receives periodic reports on Entergy’s organization health and diversity, inclusion, and belonging programs, strategies, and performance, including briefings at each of its regular meetings. The committee also receives updates on Entergy’s performance to date on key workforce, workplace, and marketplace measures, including progress in the representation of women and underrepresented minorities, both in the total workforce and in director level and above placements, progress in key diversity, inclusion, and belonging initiatives and diverse supplier spend.

Other committees of the Board oversee other key aspects of Entergy’s culture. For example, the Audit Committee reviews reports on enterprise risks, ethics, and compliance training and performance, as well as regular reports on calls made to Entergy’s ethics line and related investigations. To maximize the sharing of information and facilitate the participation of all Board members in these discussions, the Board schedules its regular committee meetings in a manner such that all directors can attend.

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

Safety

Entergy’s safety objective is: Everyone Safe. All Day. Every Day. The continuation of the COVID-19 pandemic and another historic hurricane season presented significant challenges. Entergy employees achieved a total recordable incident rate of 0.51 in 2022, compared to 0.46 in 2021, and 0.40 in 2020. The results of 2021 unfortunately included an employee fatality. Entergy has enhanced dramatically leadership efforts and field presence to further its objective of zero fatalities, which it achieved in 2022. Also in 2022, there was a significant decrease in the number of serious injuries. The recordable incident rate equals the number of recordable incidents per 100 full-time equivalents. Recordable incidents include fatalities, lost-time accidents, restricted-duty accidents, and medical attentions and is not inclusive of potential work-related COVID-19 cases.

Organizational Health, including Diversity, Inclusion and Belonging (DIB)

Entergy believes that organizational health fosters an engaged and productive culture that positions Entergy to deliver sustainable value to its stakeholders. Entergy measures its progress through an organizational health survey coordinated by an external third party. Since initially administering the survey in 2014, Entergy improved from an initial score of 49 (fourth quartile) to a score in 2020 of 72 (second quartile), in 2021 of 63 (third quartile), and in 2022 of 61 (third quartile). Although the score declined slightly in 2022 as compared to 2021, it improved from the 2014 baseline. Management uses the results of the annual survey to design and implement strategies to positively influence organizational health. Initial employee participation of 66 percent in 2014 rose to and remains at approximately 90 percent in 2019-2022.

Entergy believes that creating a culture of diversity, inclusion, and belonging drives foundational engagement. Entergy is committed to developing and retaining a workforce that reflects the rich diversity of the communities it serves. In 2019, Entergy embarked on a three-year phased approach to enhance inclusion for individuals and teams. In 2022, Entergy continued to focus its actions to engage a diverse workforce, infusing DIB into hiring policies, practices and procedures, aligning Employee Resource Group goals to DIB goals, growing its DIB Champion network, integrating DIB into Entergy’s leadership development programs, and facilitating training from the executive leadership ranks down to the frontline. Through these efforts, Entergy aspires to create greater understanding and accountability regarding the behaviors and outcomes that are indicative of a premier utility.

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

Entergy uses its website, http://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations and financial information.  Filings made with the SEC are posted and available without charge on Entergy’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These filings include annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K (including related filings in XBRL format); proxy statements; and any amendments to those reports or statements.  All such postings and filings are available on Entergy’s Investor Relations website free of charge.  Entergy is providing the address to its internet site solely for the information of investors and does not intend the address to be an active link.  The contents of the website are not incorporated into this report.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Item 1A. RISK FACTORS

See “RISK FACTORS SUMMARY” in Part I Item 1 for a summary of Entergy’s and the Registrant Subsidiaries’ risk factors.

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

Utility Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The terms and conditions of service, including electric and gas rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that can be lengthy and subject to appeal, potentially resulting in delays in effecting rate changes, lengthy litigation, the risk of disallowance of recovery of certain costs, and uncertainty as to ultimate results.

The Utility operating companies are regulated on a cost-of-service and rate of return basis and are subject to statutes and regulatory commission rules and procedures. The rates that the Utility operating companies and System Energy charge reflect their capital expenditures, operations and maintenance costs, allowed rates of return, financing costs, and related costs of service.  These rates significantly influence the financial condition, results of operations, and liquidity of Entergy and each of the Utility operating companies and System Energy.  These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment, including adjustment upon the initiative of a regulator or, in some cases, affected stakeholders. Regulators in a future rate proceeding may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return. Rate refunds may also be required, subject to applicable law.

In addition, regulators have initiated and may initiate additional proceedings to investigate the prudence of costs in the Utility operating companies’ and System Energy’s base rates and examine, among other things, the reasonableness or prudence of the companies’ operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures that the operating companies seek to place in rates.  The regulators may disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  Traditional base rate proceedings, as opposed to formula rate plans, generally have long timelines, are primarily based on historical costs, and may or may not be limited in scope or duration by statute. The length of these base rate proceedings can cause the Utility operating companies and System Energy to experience regulatory lag in recovering costs through rates, such that the Utility operating companies may not fully recover all costs during the rate effective period and may, therefore, earn less than their allowed returns.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings. For a discussion of such appeals and related litigation for both the Utility operating companies and System Energy, see Note 2 to the financial statements.

The Utility operating companies have large customer and stakeholder bases and, as a result, could be the subject of public criticism or adverse publicity focused on issues including the operation and maintenance of their assets and infrastructure, their preparedness for major storms or other extreme weather events and/or the time it takes to restore service after such events, or the quality of their service or the reasonableness of the cost of their

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy service. Criticism or adverse publicity of this nature could render legislatures and other governing bodies, public service commissions and other regulatory authorities, and government officials less likely to view the applicable operating company in a favorable light and could potentially negatively affect legislative or regulatory processes or outcomes, as well as lead to increased regulatory oversight or more stringent legislative or regulatory requirements or other legislation or regulatory actions that adversely affect the Utility operating companies.

The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments and an upward trend in spending, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms, all of which could face resistance from customers and other stakeholders especially in a rising cost environment, whether due to inflation or high fuel prices or otherwise, and/or in periods of economic decline or hardship.  Significant increases in costs could increase financing needs and otherwise adversely affect Entergy, the Utility operating companies, and System Energy’s business, financial position, results of operation, or cash flows. For information regarding rate case proceedings and formula rate plans applicable to the Utility operating companies, see Note 2 to the financial statements.

Changes to state or federal legislation or regulation affecting electric generation, electric and natural gas transmission, distribution, and related activities could adversely affect Entergy and the Utility operating companies’ financial position, results of operations, or cash flows and their utility businesses.

If legislative and regulatory structures evolve in a manner that erodes the Utility operating companies’ exclusive rights to serve their regulated customers, they could lose customers and sales and their results of operations, financial position, or cash flows could be materially affected. Additionally, technological advances in energy efficiency and distributed energy resources are reducing the costs of these technologies and, together with ongoing state and federal subsidies, the increasing penetration of these technologies could result in reduced sales by the Utility operating companies. Such loss of sales, due to the methodology used to determine cost of service rates or otherwise, could put upward pressure on rates, possibly resulting in adverse regulatory actions to mitigate such effects on rates. Further, the failure of regulatory structures to evolve to accommodate the changing needs and desires of customers with respect to the sourcing and use of electricity also could diminish sales by the operating companies. Entergy and the Utility operating companies cannot predict if or when they may be subject to changes in legislation or regulation, or the extent and timing of reductions of the cost of distributed energy resources, nor can they predict the impact of these changes on their results of operations, financial position, or cash flows.

The Utility operating companies recover fuel, purchased power, and associated costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings, and sudden or prolonged increases in fuel and purchased power costs could lead to increased customer arrearages or bad debt expenses.

The Utility operating companies recover their fuel, purchased power, and associated costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred or not reflected in rates as permitted by approved rate schedules and accounting rules, including the cost of replacement power purchased when generators experience outages or when planned outages are extended, with the possibility of refunds to ratepayers, there exists some risk to the ultimate recovery of those costs, particularly when there are substantial or sudden increases in such costs.  Regulators also may initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies and, therefore, there can be no assurance that existing recovery mechanisms will remain unchanged or in effect at all.

The Utility operating companies’ cash flows can be negatively affected by the time delays between when gas, power, or other commodities are purchased and the ultimate recovery from customers of the costs in rates.  On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy of the Utility operating companies may agree to defer recovery of a portion of that period’s fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies.  The Utility operating companies also may experience, and in some instances have experienced, an increase in customer bill arrearages and bad debt expenses due to, among other reasons, increases in fuel and purchased power costs, especially in periods of economic decline or hardship. For a description of fuel and purchased power recovery mechanisms and information regarding the regulatory proceedings for fuel and purchased power cost recovery, see Note 2 to the financial statements.

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

On December 19, 2013, the Utility operating companies integrated into the MISO RTO. MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their owned and controlled generating facilities into the MISO resource adequacy construct (the annual Planning Resource Auction, discussed below), as well as the day-ahead and real-time energy markets pursuant to the MISO tariff and market rules. The Utility operating companies are subject to economic risks associated with participation in the MISO markets and resource adequacy construct. MISO tariff rules and system conditions, including transmission congestion, could affect the Utility operating companies’ ability to sell capacity, energy, and/or ancillary services in certain regions and/or the economic value of such sales, or the cost of serving the Utility operating companies’ respective loads. MISO market rules may change or be interpreted in ways that cause additional cost and risk, including compliance risk.

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

Moreover, the resource adequacy construct provided under the MISO tariff confers certain rights and imposes certain obligations upon load-serving entities, including the Utility operating companies, that are served

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy from the transmission systems subject to MISO’s functional control, including the transmission facilities of the Utility operating companies. The MISO tariff provisions governing these rights and obligations are subject to change and have recently undergone significant changes, some of which are the subject of pending litigation and/or appeals. Due to their magnitude and the speed with which they have been implemented, these changes carry risk, including compliance risk, and may result in material additional costs being passed through to the Utility operating companies’ customers in retail rates, including but not limited to additional capacity costs incurred in the annual MISO Planning Resource Auction. Also, by virtue of the Utility operating companies’ participation in MISO and the design and terms of the MISO resource adequacy construct, other load-serving entities served by the Utility operating companies’ transmission assets, which are under MISO’s functional control, may be able to circumvent reasonable resource planning obligations and avoid, in whole or in part, the full cost of procuring the resources reasonably needed to reliably supply their respective loads. In particular, the design of the current MISO resource adequacy construct and the absence of a minimum capacity obligation in MISO create a risk of other load-serving entities engaging in “free ridership” through their strategy for participation in the MISO resource adequacy construct and energy and ancillary services markets – specifically, by using energy and ancillary services available from the Utility operating companies’ owned and controlled generating units without paying a reasonable share of the cost of the capacity required to provide such energy and ancillary services. As a result, there are a variety of risks to the Utility operating companies and their customers, including the risk of bearing additional costs for resources needed to ensure reliable service, the risk of reduced reliability and the enhanced risk of outages and lost sales which, because of the methodology for establishing cost of service rates, presents the risk of upward pressure on the Utility operating companies’ rates.

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

The continued impacts of the COVID-19 pandemic and responsive measures taken on Entergy’s and its Utility operating companies’ business, results of operations, and financial condition are highly uncertain and cannot be predicted.

The global 2019 novel coronavirus pandemic continues to be an evolving situation and could lead to further disruption of the general economy, impacts on the customers of Entergy’s Utility operating companies, and disruption of the operations of Entergy’s subsidiaries, whether due to, among other things, the emergence or spread of new variants of COVID-19, precautionary or reactionary measures, market reactions or impacts, or supply chain constraints.

Entergy and its Utility operating companies experienced an increase in arrearages and bad debt expense due to non-payment by customers. The arrearages due to COVID-19 have begun to decline, although management cannot predict the timing of the completion of collections of such arrearages. While the Utility operating companies are working with regulators to ensure ultimate recovery for those and other COVID-19 related costs, the amount, method, and timing of such recovery is subject to approval by the retail regulators.

Entergy and its Registrant Subsidiaries also could experience, and in some cases have experienced, among other challenges that originated during or have been exacerbated by the COVID-19 pandemic: supply chain, vendor, and contractor disruptions, including shortages or delays in the availability of key components, parts, and supplies such as electronic components and solar panels; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed refueling and maintenance outages; delays in regulatory proceedings; workforce availability challenges, including from COVID-19 infections, health, or safety issues; increased storm recovery costs; increased cybersecurity risks as a result of many employees

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy telecommuting; volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities); or other adverse impacts on their ability to execute on business strategies and initiatives.

Although the economy has been recovering, another economic decline could adversely impact Entergy’s and the Utility operating companies’ liquidity and cash flows, including through declining sales, reduced revenues, delays in receipts of customer payments, or increased bad debt expense. The Utility operating companies also may experience regulatory outcomes that require them to postpone planned investment and otherwise reduce costs due to the impact of the COVID-19 pandemic on their customers, especially in an environment of higher inflation. In addition, if the COVID-19 pandemic or related impacts create additional disruptions or turmoil in the credit or financial markets, or adversely impact Entergy’s credit metrics or ratings, such developments could adversely affect its ability to access capital on favorable terms and continue to meet its liquidity needs or cause a decrease in the value of its defined benefit pension trust funds, as well as its nuclear decommissioning trust funds, all of which are highly uncertain and cannot be predicted.

Entergy cannot predict the extent or duration of the ongoing COVID-19 pandemic, the impact of new or existing variants of COVID-19, the effectiveness of mitigation efforts, further governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national or local economy, the capital markets, or its customers, suppliers, operations, financial condition, results of operations, or cash flows.

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred as a result of severe weather, the impact on customer bills of permitted storm cost recovery, or the inability to securitize future storm restoration costs could have material effects on Entergy and its Utility operating companies.

Entergy’s and its Utility operating companies’ results of operations, liquidity, and financial condition can be materially affected by the destructive effects of severe weather. Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages. A delay or failure in recovering amounts for storm restoration costs incurred, inability to securitize future storm restoration costs, or loss of revenues as a result of severe weather could have a material effect on Entergy and those Utility operating companies affected by severe weather, including lower credit ratings and, thus, higher costs for future debt issuances. The inability to recover losses either excluded by insurance or in excess of the insurance limits that can be secured economically also could have a material effect on Entergy and its Utility operating companies. In addition, the recovery of major storm restoration costs from customers could effectively limit our ability to make planned capital or other investments due to the impact of such storm cost recovery on customer bills, especially in a rising cost environment.

In August 2021, Hurricane Ida caused extensive damage to the Entergy distribution and, to a lesser extent, transmission systems across Louisiana, resulting in storm costs of $2.5 billion. Entergy Louisiana began recovering a portion of these costs through securitization financings in 2022. In January 2023 the LPSC issued orders finding prudent the costs incurred by Entergy Louisiana in responding to Hurricane Ida and allowing Entergy Louisiana to securitize the remaining $1.491 billion in such costs. Because such orders are not yet final and non-appealable (due to the forty-five day appeal period) and, further, because the bond rating and marketing process has yet to occur, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the ultimate success of its recovery initiatives or the timing of such recovery.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Weather, economic conditions, technological developments, and other factors may have a material impact on electricity and gas sales and otherwise materially affect the Utility operating companies’ results of operations and system reliability.

Temperatures above normal levels in the summer tend to increase electric cooling demand and revenues, and temperatures below normal levels in the winter tend to increase electric and gas heating demand and revenues.  As a corollary, mild temperatures in either season tend to decrease energy usage and resulting revenues.  Higher consumption levels coupled with seasonal pricing differentials typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Changing weather patterns and extreme weather conditions, including hurricanes or tropical storms, flooding events, or ice storms, the frequency or intensity of which may be exacerbated by climate change, may stress the Utility operating companies’ generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, criticism or adverse publicity, and reduced customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies’ financial condition, results of operations, and liquidity.

Entergy’s electricity sales volumes are affected by a number of factors including weather and economic conditions, trends in energy efficiency, new technologies, and self-generation alternatives, including the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their grid demand. In addition, changes to regulatory policies, such as those that allow customers to directly access the market to procure wholesale energy or those that incentivize development and utilization of new, developing, or alternative sources of generation, could, and in some instances, have reduced sales, and other non-traditional procurements, such as virtual purchase power agreements, could, and in some instances have limited growth opportunities or reduced sales at the Utility operating companies. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting effect on Entergy’s operating results.  Others, such as the organic turnover of appliances and lighting and their replacement with more efficient ones and adoption of newer technologies, including smart thermostats, new building codes, distributed energy resources, energy storage, demand side management, and rooftop solar, are having a more permanent effect by reducing sales growth rates from historical norms. As a result of these emerging efficiencies and technologies, the Utility operating companies may lose customers or experience lower average use per customer in the residential and commercial classes, and continuing advances have the potential to further limit sales or sales growth in the future.

The Utility operating companies also may face competition from other companies offering products and services to Entergy’s customers. Electricity sales to industrial customers, in particular, benefit from steady economic growth and favorable commodity markets; however, industrial sales are sensitive to changes in conditions in the markets in which its customers operate.  Negative changes in any of these or other factors, particularly sustained economic downturns or sluggishness, have the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity. The Utility operating companies also may not realize anticipated or expected growth in industrial sales from electrification opportunities to help such customers achieve their environmental and sustainability goals. This could occur because of changes in customers’ goals or business priorities, competition from other companies, or decisions by such customers to seek to achieve such goals through methods not offered by Entergy.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Operating, Shutdown, and Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

Certain of the Utility operating companies and System Energy are expected to consistently operate their nuclear power plants at high capacity factors in order to be successful, and lower capacity factors could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies and System Energy.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, there is pressure on plant owners to operate nuclear power plants at higher capacity factors, though such operations always must be consistent with safety, reliability, and nuclear regulatory requirements. For the Utility operating companies that own nuclear plants, lower nuclear plant capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their owned or contractually controlled facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.

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

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2027. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past and may be subject to increased volatility due to the imposition of tariffs, domestic purchase requirements or limitations on importation of uranium or uranium products from foreign countries, geopolitical conditions, or shifting trade arrangements between countries.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price changes could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies and System Energy.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy therefore, Entergy relies upon additional monitoring, inspection, and oversight of the fabrication process to assure reliability and quality of its nuclear fuel. Certain of the suppliers and service providers are located in or dependent upon foreign countries, such as Russia, and international sanctions or tariffs impacting trade with such countries could further restrict the ability of such suppliers or service providers to continue to supply fuel or provide such services at acceptable prices or at all.  The inability of such suppliers or service providers to perform such obligations could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies and System Energy.

Certain of the Utility operating companies and System Energy face the risk that the NRC will change or modify its regulations, suspend or revoke their licenses, or increase oversight of their nuclear plants, which could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants.  The NRC may modify, suspend, or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations, or the terms of the licenses for nuclear facilities. Interested parties may also intervene which could result in prolonged proceedings. A change in the Atomic Energy Act, other applicable statutes, or the applicable regulations or licenses, or the NRC’s interpretation thereof, may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially affect the results of operations, liquidity, or financial condition of Entergy, certain of the Utility operating companies, or System Energy.  A change in the classification of a plant owned by one of these companies under the NRC’s Reactor Oversight Process, which is the NRC’s program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response, also could cause the owner of the plant to incur material additional costs as a result of the increased oversight activity and potential response costs associated with the change in classification. For additional information concerning the current classification of the plants owned by Entergy Arkansas, Entergy Louisiana, and System Energy, see “Regulation of Entergy’s Business - Regulation of the Nuclear Power Industry - NRC Reactor Oversight Process” in Part I, Item 1.

Events at nuclear plants owned by one of these companies, as well as those owned by others, may lead to a change in laws or regulations or the terms of the applicable licenses, or the NRC’s interpretation thereof, or may cause the NRC to increase oversight activity or initiate actions to modify, suspend, or revoke licenses, shut down a nuclear facility, or impose civil penalties.  As a result, if an incident were to occur at any nuclear generating unit, whether an Entergy nuclear generating unit or not, it could materially affect the financial condition, results of operations, and liquidity of Entergy, certain of the Utility operating companies, or System Energy.

Certain of the Utility operating companies and System Energy are exposed to risks and costs related to operating and maintaining their nuclear power plants, and their failure to maintain operational efficiency at their nuclear power plants could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

The nuclear generating units owned by certain of the Utility operating companies and System Energy began commercial operations in the 1970s-1980s.  Older equipment may require more capital expenditures to keep each of these nuclear power plants operating safely and efficiently.  This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in increased costs, some of which costs may not be fully recoverable by these Utility operating companies and System Energy in regulatory proceedings should there be a determination of imprudence.  Operations at any of the nuclear generating units owned and operated by Entergy’s subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity.  If this were to happen, identifying and correcting the causes may require significant time and expense.  A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity.  For these Utility operating companies and System Energy, this could result in certain costs being stranded

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy and potentially not fully recoverable in regulatory proceedings. In addition, the operation and maintenance of Entergy’s nuclear facilities require the commitment of substantial human resources that can result in increased costs.

Moreover, Entergy is becoming more dependent on fewer suppliers for key parts of Entergy’s nuclear power plants that may need to be replaced or refurbished, and in some cases, parts are no longer available and have to be reverse-engineered for replacement.  In addition, certain major parts have long lead-times to manufacture if an unplanned replacement is needed. This dependence on a reduced number of suppliers and long lead-times on certain major parts for unplanned replacements could result in delays in obtaining qualified replacement parts and, therefore, greater expense for Entergy, certain of the Utility operating companies, and System Energy.

The costs associated with the storage of the spent nuclear fuel of certain of the Utility operating companies and System Energy, as well as the costs of and their ability to fully decommission their nuclear power plants, could be significantly affected by the timing of the opening of a spent nuclear fuel disposal facility, as well as interim storage and transportation requirements.

Certain of the Utility operating companies and System Energy incur costs for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the disposal of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs associated with on-site storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the NRC licensing of the Yucca Mountain repository is effectively at a standstill. These actions are prolonging the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts, and Entergy has sued the DOE for such breach.  Furthermore, Entergy is uncertain as to when the DOE will commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites and maintenance costs on existing storage facilities, including aging management of fuel storage casks, may increase.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 8 to the financial statements.

Certain of the Utility operating companies and System Energy may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act and/or by Nuclear Electric Insurance Limited (NEIL) in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy’s and their results of operations, financial condition, or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  As required by the Price-Anderson Act, the Utility operating companies and System Energy carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers, which is $450 million for each operating site. Claims for any nuclear incident exceeding that amount are covered under Secondary Financial Protection. The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool, which is referred to as Secondary Financial Protection, up to approximately $137.6 million per reactor.  With 96 reactors currently participating, this translates to a total public liability cap of approximately $13 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies and System Energy, regardless of fault or proximity to the incident, will be required to

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary insurance level, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $688 million). The retrospective premium payment is currently limited to approximately $21 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $137.6 million cap.

NEIL is a utility industry mutual insurance company, owned by its members, including the Utility operating companies and System Energy. NEIL provides onsite property and decontamination coverage. All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the NEIL surplus (reserve) be significantly depleted due to insured losses.  As of January 1, 2023, the maximum annual assessment amounts total approximately $70 million for the Utility plants.  Retrospective premium insurance available through NEIL’s reinsurance treaty can cover the potential assessments.

As mentioned above, as an owner of nuclear power plants, Entergy participates in industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event.  Any resulting liability from a nuclear accident may exceed the applicable primary insurance coverage and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations, financial condition, or liquidity of Entergy, certain of the Utility operating companies, or System Energy.

The decommissioning trust fund assets for the nuclear power plants owned by certain of the Utility operating companies and System Energy may not be adequate to meet decommissioning obligations if market performance and other changes decrease the value of assets in the decommissioning trusts, if one or more of Entergy’s nuclear power plants is retired earlier than the anticipated shutdown date, if the plants cost more to decommission than estimated, or if current regulatory requirements change, which then could require significant additional funding.

Owners of nuclear generating plants have an obligation to decommission those plants.  Certain of the Utility operating companies and System Energy maintain decommissioning trust funds for this purpose.  Certain of the Utility operating companies and System Energy collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies.  Those rate collections, as adjusted from time to time by rate regulators, are generally based upon operating license lives and trust fund balances as well as estimated trust fund earnings and decommissioning costs.  Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of the nuclear generating plant owned by certain of the Utility operating companies or System Energy or may restrict the decommissioning-related costs that can be paid from the decommissioning trusts.  Such changes also could result in the need for additional contributions to decommissioning trusts, or the posting of parent guarantees, letters of credit, or other surety mechanisms. As a result, under any of these circumstances, the results of operations, liquidity, and financial condition of Entergy, certain of the Utility operating companies, or System Energy could be materially affected.

An early plant shutdown (either generally or relative to current expectations), poor investment results, or higher than anticipated decommissioning costs (including as a result of changing regulatory requirements) could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that certain of the Utility operating companies or System Energy may be required to provide significant additional funds or credit support to satisfy regulatory requirements for decommissioning, which, with respect to these Utility operating companies or System Energy, may not be recoverable from customers in a timely fashion or at all.

For further information regarding nuclear decommissioning costs, management’s decision to exit the merchant power business, and the impairment charges that resulted from such decision, see the “Critical Accounting Estimates - Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy, the “Entergy Wholesale Commodities Exit from the Merchant Power Business” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries, and Notes 9, 14, and 16 to the financial statements.

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

General Business

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and its Registrant Subsidiaries depend on access to the capital markets and, at times, may face potential liquidity constraints, which could make it more difficult to handle future contingencies such as natural disasters or substantial increases in gas and fuel prices.  Disruptions in the capital and credit markets may adversely affect Entergy’s and its subsidiaries’ ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies.  In addition, Entergy’s and the Registrant Subsidiaries’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service area with Hurricane Katrina and Hurricane Rita in 2005,

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Hurricane Gustav and Hurricane Ike in 2008, Hurricane Isaac in 2012, Hurricane Laura, Hurricane Delta, and Hurricane Zeta in 2020, and Winter Storm Uri and Hurricane Ida in 2021.  The occurrence of one or more contingencies, including an adverse decision or a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, changes in regulation or governmental policy (including tax and trade policy), or other unknown events, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy, the Utility operating companies, and System Energy, which in turn could negatively affect access to the capital markets.

The inability to raise capital on favorable terms, particularly during times of high interest rates, and uncertainty or reduced liquidity in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Access to capital markets could be restricted and/or borrowing costs could be increased due to certain sources of debt and equity capital being unwilling to invest in offerings to fund fossil fuel projects or companies that are impacted by extreme weather events, that rely on fossil fuels, or that are impacted by risks related to climate change. Factors beyond Entergy’s control may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  These factors include depressed economic conditions, a recession, increasing interest rates, inflation, sanctions, trade restrictions, political instability, war, terrorism, and extreme volatility in the debt, equity, or credit markets. Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility, and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

A downgrade in Entergy’s or its Registrant Subsidiaries’ credit ratings could negatively affect Entergy’s and its Registrant Subsidiaries’ ability to access capital or the cost of such capital and/or could require Entergy or its subsidiaries to post collateral, accelerate certain payments, or repay certain indebtedness.

There are a number of factors that rating agencies evaluate to arrive at credit ratings for each of Entergy and the Registrant Subsidiaries, including each Registrant Subsidiary’s regulatory framework, ability to recover costs and earn returns, storm risk exposure, diversification, and financial strength and liquidity.  If one or more rating agencies downgrade Entergy’s or any of the Registrant Subsidiaries’ ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or letter of credit collateral demands may be triggered by the terms of a number of commodity contracts, leases, and other agreements.

Most of Entergy’s and its subsidiaries’ suppliers and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy’s or the Registrant Subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy or its subsidiaries.

Entergy or its Registrant Subsidiaries may be materially adversely affected by negative publicity or the inability to meet its stated goals or commitments, among other potential causes.

As with any company, Entergy’s and its Registrant Subsidiaries’ reputations are an important element of their ability to effectively conduct their business. Entergy’s and its Registrant Subsidiaries’ reputations could be harmed by a variety of factors, including: failure of a generating asset or supporting infrastructure; failure to restore

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy power after a hurricane or other severe weather event in a manner perceived as timely by regulators or customers; the incurrence of storm restoration costs perceived as excessive by regulators or customers; failure to effectively manage land and other natural resources; real or perceived violations of environmental regulations, including those related to climate change; real or perceived issues with Entergy’s safety culture or work environment; inability to meet their climate or human capital strategy goals; inability to keep their electricity rates stable; involvement in a class-action or other high-profile lawsuit; significant delays in construction projects; occurrence of or responses to cyber attacks or security vulnerabilities; acts or omissions of Entergy management or acts or omissions of a contractor or other third-party working with or for Entergy or its Registrant Subsidiaries, which actually or perceivably reflect negatively on Entergy or its Registrant Subsidiaries; measures taken to offset reductions in demand or to supply rising demand; a significant dispute with one of Entergy’s or its Registrant Subsidiaries’ customers or other stakeholders; or negative political and public sentiment resulting in a significant amount of adverse press coverage and other adverse statements affecting Entergy or its Registrant Subsidiaries.

Addressing any adverse publicity or regulatory scrutiny is time consuming and expensive and, regardless of the factual basis for the assertions being made (or lack thereof), can have a negative impact on the reputations of Entergy or its Registrant Subsidiaries, on the morale and performance of their employees, and on their relationships with their respective regulators, customers, and commercial counterparties. Adverse publicity or regulatory scrutiny may also have a negative impact on Entergy or its Registrant Subsidiaries’ ability to take timely advantage of various business or market opportunities.

Deterioration in Entergy’s or its Registrant Subsidiaries’ reputations may harm Entergy’s or its Registrant Subsidiaries’ relationships with their customers, regulators, and other stakeholders, may increase their cost of doing business, may interfere with its ability to attract and retain a qualified, inclusive, and diverse workforce, may impact Entergy’s or its Registrant Subsidiaries’ ability to raise debt capital, and may potentially lead to the enactment of new laws and regulations, or the modification of existing laws and regulations, that negatively affect the way Entergy or its Registrant Subsidiaries conduct their business, or may have a material adverse effect on their financial condition and results of operations.

Recent U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, and cash flows.

The Tax Cuts and Jobs Act of 2017 and CARES Act of 2020 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The Inflation Reduction Act of 2022 further significantly changed the U.S. Internal Revenue Code by, among other things, enacting a new corporate alternative minimum tax and expanding federal tax credits for clean energy production. The interpretive guidance issued by the IRS and state tax authorities may be inconsistent with Entergy’s own interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation. Further, changes in tax legislation or guidance, or uncertainties regarding interpretation of such tax legislation or guidance, could impact interpretation of and negotiations around certain contractual arrangements with counterparties, which could result in unfavorable changes to such arrangements or delays. In addition, the retail regulatory treatment of the expanded tax credits and corporate alternative minimum tax included in the Inflation Reduction Act of 2022 could materially impact Entergy’s future cash flows, and this legislation could result in unintended consequences not yet identified that could have a material adverse impact on Entergy’s financial results and future cash flows.

Based on initial IRS guidance and current internal forecasts, Entergy and the Registrant Subsidiaries may become subject to the corporate alternative minimum tax included in the Inflation Reduction Act of 2022 beginning in the next two to three years.

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

See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act on 2022, 2021, and 2020 results of operations and financial condition, the provisions of the Tax Cuts and Jobs Act, and the uncertainties associated with accounting for the Tax Cuts and Jobs Act, and Note 2 to the financial statements for discussion of the regulatory proceedings that have considered the effects of the Tax Cuts and Jobs Act. For further discussion of the effects of the Inflation Reduction Act of 2022, see the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 3 to the financial statements.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s and the Registrant Subsidiaries’ results of operations, financial condition, and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes.  These judgments include provisions for potential adverse outcomes regarding tax positions that have been taken.  Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements.  Changes in federal, state, or local tax laws or interpretive guidance relating thereto, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy’s and the Registrant Subsidiaries’ results of operations, financial condition, and liquidity. The intended and unintended consequences of recently enacted legislation could have a material adverse impact on Entergy’s financial results and future cash flows. For further information regarding Entergy’s income taxes, see Note 3 to the financial statements.

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

Entergy and its subsidiaries’ future prospects and results of operations significantly depend on their ability to successfully implement their business strategies, including achieving Entergy’s climate goals and commitments, which are subject to business, regulatory, economic, and other risks and uncertainties, many of which are beyond their control. As a result, Entergy and its subsidiaries may be unable to fully achieve the anticipated results of such strategies.

Additionally, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring, or other strategic transactions. For example, a significant portion of Entergy’s utility business plan over the next several years includes the construction and/or purchase of a variety of solar facilities. These or other transactions and plans are or may become subject to regulatory approval and other material conditions or contingencies, including increased costs or delays resulting from supply chain issues. The failure to complete these transactions or plans or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s or its subsidiaries’ financial condition or results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, these transactions, and any completed or future strategic transactions, involve substantial risks, including the following:

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
•the disposition of a business could divert management’s attention from other business concerns;
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

Entergy and its subsidiaries may not be successful in managing these or any other significant risks that they may encounter in acquiring or divesting a business, or engaging in other strategic transactions, which could have a material effect on their business, financial condition, or results of operations.

The completion of capital projects, including the construction of power generation facilities, and other capital improvements, involve substantial risks.  Should such efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete capital projects, including the construction of power generation facilities, or make other capital improvements, such as transmission and distribution infrastructure replacements or upgrades, in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise, escalating costs for materials, labor, and environmental compliance, reliance on suppliers for timely and satisfactory performance, continued pandemic-related delays and cost increases, and supply chains and material constraints, including those that may result from major storm events, both within and outside of Entergy’s service area.  Delays in obtaining permits, challenges in securing sufficient land for the siting of solar panels, shortages in materials and qualified labor, levels of public support or opposition, suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs, downward changes in the economy, changes in law or regulation, including environmental compliance requirements, further direct and indirect trade and tariff issues, including those associated with imported solar panels, supply chain delays or disruptions, and other events beyond the control of the Utility operating companies may occur that may materially affect the schedule, cost, and performance of these projects.  If these projects or other capital improvements are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments or face increased risk of potential write-off of the investment in the project.  In addition, the Utility operating companies could be exposed to higher costs and market volatility, which could affect cash flow and cost recovery, should their respective regulators decline to approve the construction of the project or new generation needed to meet the reliability needs of customers at the lowest reasonable cost.

For further information regarding capital expenditure plans and other uses of capital in connection with capital projects, including the potential construction and/or purchase of additional generation supply sources within the Utility operating companies’ service areas, see the “Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

Failure to attract, retain and manage an appropriately qualified workforce could negatively affect Entergy or its subsidiaries’ results of operations.

Entergy relies on a large and changing workforce of team members, including employees, contractors, and temporary staffing. Certain factors, such as an aging workforce, mismatching of skill sets, failing to appropriately

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy anticipate future workforce needs, workforce impacts from public health concerns such as the COVID-19 pandemic and responsive measures, challenges competing with other employers offering fully remote work options, rising salary and other labor costs, or the unavailability of contract resources, may lead to operating challenges and increased costs. The challenges include inability to attract or retain talent, lack of resources, loss of knowledge base, and the time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, may increase. Failure to hire and adequately train replacement employees, or the future availability and cost of contract labor, may adversely affect the ability to manage and operate the business, especially considering the workforce needs associated with nuclear generation facilities and new skills required to develop and operate a modernized, technology-enabled, and lower carbon power grid. If Entergy and its subsidiaries are unable to successfully attract, retain, and manage an appropriately qualified workforce, their results of operations, financial position, and cash flows could be negatively affected.

Entergy and Entergy’s subsidiaries, including the Utility operating companies and System Energy, may incur substantial costs to fulfill their obligations related to environmental and other matters.

The businesses in which Entergy’s subsidiaries, including the Utility operating companies and System Energy, operate are subject to extensive environmental regulation by local, state, and federal authorities.  These laws and regulations affect the manner in which the Utility operating companies and System Energy conduct their operations and make capital expenditures.  These laws and regulations also affect how Entergy’s subsidiaries, including the Utility operating companies and System Energy, manage air emissions, discharges to water, wetlands impacts, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, certain migratory birds and eagles, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies.  Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies and System Energy to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, Entergy and its subsidiaries, including the Utility operating companies and System Energy, are subject to potential liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies and System Energy and of property potentially contaminated by hazardous substances they generate.  The Utility operating companies currently are involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  Entergy’s subsidiaries, including the Utility operating companies and System Energy, have incurred and expect to incur significant costs related to environmental compliance.

Emissions of nitrogen and sulfur oxides, mercury, particulates, greenhouse gases, and other regulated emissions from generating plants potentially are subject to increased regulation, controls, and mitigation expenses.  In addition, existing environmental regulations and programs promulgated by the EPA often are challenged legally, or are revised or withdrawn by the EPA, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and economically, depending on the nature of the changes.  Risks relating to global climate change, initiatives to regulate, or otherwise compel reductions of greenhouse gas emissions, and water availability issues are discussed below.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

The Utility operating companies, System Energy, and Entergy’s non-regulated operations may incur substantial costs related to reliability standards.

Entergy’s business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the NERC, the SERC, and other regional enforcement entities, are approved by the FERC and frequently are reviewed, amended, and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system and generation assets.  In addition, the retail regulators of the Utility operating companies possess the jurisdiction, and in some cases have exercised such jurisdiction, to impose standards governing the reliable operation of the Utility operating companies’ distribution systems, including penalties if these standards are not met. The changes to the reliability standards applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy’s non-regulated operations.

Environmental and regulatory obligations intended to combat the effects of climate change, including by compelling greenhouse gas emission reductions or reporting, increasing clean or renewable energy requirements, or placing a price on greenhouse gas emissions, or the achievement of voluntary climate commitments could materially affect the financial condition, results of operations, and liquidity of Entergy and Entergy’s subsidiaries, including the Utility operating companies and System Energy.

In an effort to address climate change concerns, some federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, the EPA, various environmental interest groups, and other organizations have focused considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  The EPA has promulgated regulations controlling greenhouse gas emissions from certain vehicles, and from new, existing, and significantly modified stationary sources of emissions, including electric generating units. Such regulations continue to evolve. As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California. In Louisiana, the Office of the Governor announced the creation of a Climate Initiatives Task Force and issued an executive order that established a path to net-zero emissions by 2050 while the City Council of New Orleans passed a renewable and clean portfolio standard that sets a goal of net-zero emissions by 2040 and absolute zero emissions by 2050. The impact that continued changes in the governmental response to climate change risk and any judicial interpretation thereof will have on existing and pending environmental laws and regulations related to greenhouse gas emissions currently is unclear.

Developing and implementing plans for compliance with greenhouse gas emissions reduction or reporting or clean/renewable energy requirements, or for achieving voluntary climate commitments can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. The operations of low or non-emitting generating units (such as nuclear units) at lower than expected capacity factors could require increased generation from higher emitting units, thus increasing Entergy’s greenhouse gas emission rate. Moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  These requirements could, in turn, lead to changes in the planning or operations of balancing authorities or organized markets in areas where Entergy’s subsidiaries, including the Utility operating companies or System Energy, do business. Violations of such requirements may subject the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy or property damages or for violations of applicable permits or standards.  Further, real or perceived violations of environmental regulations, including those related to climate change, or inability to meet Entergy’s voluntary climate commitments, could adversely impact Entergy’s reputation or inhibit Entergy’s ability to pursue its decarbonization objectives. To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might attempt to deny or defer timely recovery of these costs.

Future changes in regulation or policies governing the reporting or emission of CO2 and other greenhouse gases or mix of generation sources could (i) result in significant additional costs to Entergy’s Utility operating companies, their suppliers, or customers, (ii) make some of Entergy’s electric generating units uneconomical to maintain or operate, (iii) result in the early retirement of generation facilities and stranded costs if Entergy’s Utility operating companies are unable to fully recover the costs and investment in generation, and (iv) increase the difficulty that Entergy and its Utility operating companies have with obtaining or maintaining required environmental regulatory approvals, each of which could materially affect the financial condition, results of operations, and liquidity of Entergy and its subsidiaries.  In addition, lawsuits have occurred or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits may seek injunctive relief, monetary compensation, and punitive damages.

In March 2019, Entergy voluntarily set a climate goal to achieve a 50 percent reduction in its carbon emission rate from the year 2000 by 2030. In September 2020, Entergy voluntarily committed to achieving net zero carbon emissions by 2050. In November 2022, Entergy voluntarily set a climate goal to achieve 50 percent carbon-free energy capacity by 2030. Risks to achieving the 2030 and 2050 goals include, among other things, the ability to execute on renewable resource plans, regulatory approvals, customer demand for carbon-free energy, potential tariffs, carbon policy and regulation, and supply chain costs and constraints. Technology research and development, innovation, and advancements in carbon-free generation are also critical to Entergy’s ability to achieve its 2050 commitment. Entergy cannot predict the ultimate impact of achieving these objectives, or the various implementation aspects, on its system reliability, or its results of operations, financial condition, or liquidity.

The physical effects of climate change could materially affect the financial condition, results of operations, and liquidity of Entergy and its subsidiaries.

Potential physical risks from climate change include an increase in sea level, wind and storm surge damages, more frequent or intense hurricanes and wildfires, wetland and barrier island erosion, flooding and changes in weather conditions (such as increases in precipitation, drought, or changes in average temperatures), and potential increased impacts of extreme weather conditions or storms.  Entergy’s subsidiaries own assets in, and serve, communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by the physical impacts of climate change, which could give rise to fuel supply interruptions and price spikes. Entergy and its subsidiaries also face the risk that climate change could impact the availability and quality of water supplies necessary for operations.

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy system’s ability to meet peak customer demand, more frequent and longer lasting outages, increased regulatory oversight, criticism or adverse publicity, and lower customer satisfaction.  Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material effect on Entergy’s and its subsidiaries’ financial condition, results of operations, and liquidity.

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

Water is a vital natural resource that is also critical to Entergy and its subsidiaries.  Entergy’s and its subsidiaries’ facilities use water for cooling, boiler make-up, sanitary uses, potable supply, and many other uses.  Entergy’s Utility operating companies also own and/or operate hydroelectric facilities.  Accordingly, water availability and quality are critical to Entergy’s and its subsidiaries’ business operations.  Impacts to water availability or quality could negatively impact both operations and revenues.

Entergy and its subsidiaries secure water through various mechanisms (ground water wells, surface waters intakes, municipal supply, etc.) and operate under the provisions and conditions set forth by the provider and/or regulatory authorities.  Entergy and its subsidiaries also obtain and operate in substantial compliance with water discharge permits issued under various provisions of the Clean Water Act and/or state water pollution control provisions. Regulations and authorizations for both water intake and use and for waste discharge can become more stringent in times of water shortages, low flows in rivers, low lake levels, low groundwater aquifer volumes, and similar conditions.  The increased use of water by industry, agriculture, and the population at large, population growth, and the potential impacts of climate change on water resources may cause water use restrictions that affect Entergy and its subsidiaries.

Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices, which could materially affect Entergy’s and its subsidiaries’ results of operations, financial condition, and liquidity.

To manage near-term and medium-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries, including the Utility operating companies, may enter into contracts to hedge portions of their purchase and sale commitments, fuel requirements, and inventories of natural gas, uranium and its conversion and enrichment, coal, refined products, and other commodities, within established risk management guidelines.  As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges.  However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time.  In addition, Entergy also elects to leave certain volumes during certain years unhedged.  To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy’s and its subsidiaries’ results of operations and financial position.

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

The Utility operating companies and Entergy’s non-regulated operations are exposed to the risk that counterparties may not meet their obligations, which may materially affect the Utility operating companies and Entergy’s non-regulated operations.

The hedging and risk management practices of the Utility operating companies and Entergy's non-regulated operations are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations.  Currently, some hedging agreements contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Entergy or its subsidiaries.  If the counterparties to these arrangements fail to perform, Entergy or its subsidiaries may enforce and recover the proceeds from the credit support provided and acquire alternative hedging arrangements, which credit support may not always be adequate to cover the related obligations.  In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties.  In addition, the credit commitments of Entergy’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources.

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

The litigation environment in the states in which the Registrant Subsidiaries operate poses a significant risk to those businesses.

Entergy and its subsidiaries and related entities are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material and customer matters, and injuries and damages issues, among other matters.  The states in which the Registrant Subsidiaries operate have proven to be unusually litigious environments.  Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy cases.  Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Terrorist attacks, physical attacks, cyber attacks, system failures or data breaches of Entergy’s and its subsidiaries’ or their suppliers’ infrastructure or technology systems may adversely affect Entergy’s results of operations.

Entergy and its subsidiaries operate in a business that requires evolving information technology systems that include sophisticated data collection, processing systems, software, network infrastructure, and other technologies that are becoming more complex and may be subject to mandatory and prescriptive reliability and security standards. The functionality of Entergy’s technology systems depends on its own and its suppliers’ and their contractors’ technology. Suppliers’ and their contractors’ technology systems to which Entergy is connected directly or indirectly support a variety of business processes and activities to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of customers, employees, and others, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply-chain activities. Any significant failure or malfunction of such information technology systems could result in loss of or inappropriate access to data or disruptions of operations.

There have been attacks and threats of attacks on energy infrastructure by cyber actors, including those associated with foreign governments. As an operator of critical infrastructure, Entergy and its subsidiaries face a heightened risk of physical attacks or acts or threats of terrorism, cyber attacks, including ransomware attacks, and data breaches, whether as a direct or indirect act against one of Entergy’s generation, transmission or distribution facilities, operations centers, infrastructure, or information technology systems used to manage, monitor, and transport power to customers and perform day-to-day business functions as well as against the systems of critical suppliers and contractors. Further, attacks may become more frequent in the future as technology becomes more prevalent in energy infrastructure. An attack could affect Entergy’s ability to operate, including its ability to operate the information technology systems and network infrastructure on which it relies to conduct business.

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

Any such attacks, failures, or data breaches could have a material effect on Entergy’s and the Utility operating companies’ business, financial condition, results of operations or reputation. Although Entergy and the Utility operating companies purchase insurance for cyber attacks and data breaches, such insurance prices have increased substantially, and coverage may not be adequate to cover all losses that might arise in connection with these events. Such events may also expose Entergy to an increased risk of litigation (and associated damages and fines).

Entergy and the Registrant Subsidiaries are subject to risks associated with their ability to obtain adequate insurance at acceptable costs.

The global economic cost to insurers resulting from cyber attacks, natural disasters and other catastrophic events, in addition to an increased focus on climate issues could have disruptive effects on insurance markets. The availability of insurance capacity may decrease, and the insurance policies that Entergy or the Registrant Subsidiaries are able to obtain may have higher deductibles, higher premiums, and more restrictive terms and conditions. Further, the insurance policies of Entergy or the Registrant Subsidiaries may not cover all of their potential exposures or actual amounts of losses incurred.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Significant increases in commodity prices, other materials and supplies, and operation and maintenance expenses may adversely affect Entergy's results of operations, financial condition, and liquidity.

Entergy and its subsidiaries have observed and expect future inflationary pressures related to commodity prices, other materials and supplies, and operation and maintenance expenses, including in the areas of labor, health care, and pension costs. The contracts for the construction of certain of the Utility operating companies’ generation facilities also have included, and in the future may include, price adjustment provisions that, subject to certain limitations, may enable the contractor to increase the contract price to reflect increases in certain costs of constructing the facility. These inflationary pressures could impact the ability of Entergy and its subsidiaries to control costs and/or make substantial investments in their businesses, including their ability to recover costs and investments, and to earn their allowed return on equity within frameworks established by their regulators while maintaining affordability of their services for their customers, in addition to having unpredictable effects on Entergy’s customers. Increases in commodity prices, other materials and supplies, and operation and maintenance expenses, including increasing labor costs and costs and funding requirements associated with Entergy's defined benefit retirement plans, health care plans, and other employee benefits, could increase their financing needs and otherwise adversely affect their results of operations, financial condition, and liquidity.

(Entergy New Orleans)

The effect of higher purchased gas cost charges to customers taking gas service may adversely affect Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges recover fixed costs on a volumetric basis and, thus, are affected by the amount of gas sold to customers.  When purchased gas cost charges increase due to higher gas procurement costs, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy New Orleans, which, given its relatively smaller size, could adversely affect results of operations. Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy New Orleans recovers from its customers.  Entergy New Orleans’s cash flows can be affected by differences between the time when gas is purchased and the time when ultimate recovery from customers occurs.

(Entergy Corporation and System Energy)

System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on sales to affiliated companies for all of its revenues. Certain contractual arrangements relating to System Energy, the affiliated companies, and these revenues are the subject of ongoing litigation and regulatory proceedings. The aggregate amount of refunds claimed in these proceedings substantially exceeds the current net book value of System Energy. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds which financing may not be available on terms acceptable to System Energy, or may not be available at all, when required. If one or more of the foregoing events occurs, System Energy may be required to explore other options or protections available to it to extend, restructure, or retire its indebtedness and to prioritize its obligations.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies (other than Entergy Texas) as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which currently expires in November 2044. System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies (other than Entergy Texas)

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s uncertain tax positions, sale leaseback arrangement, authorized return on equity and capital structure, a broader investigation of rates under the Unit Power Sales Agreement, and a prudence complaint challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period.

The claims in these proceedings include claims for refunds and claims for rate adjustments. The aggregate amount of refunds claimed in these proceedings substantially exceeds the current net book value of System Energy. Entergy Corporation is not obligated to provide funding to System Energy to enable it to pay any such refunds. In the event that an adverse decision in one or more of these proceedings required the payment of substantial additional refunds, System Energy would need to source additional financing to pay such refunds. Such financing may not be available on terms acceptable to System Energy, or may not be available at all, when required. An adverse development in one or more of these proceedings also could jeopardize System Energy’s ability to finance its operations and pay its obligations, at a reasonable cost or when due. If one or more of the foregoing events occurs, System Energy may be required to explore other options or protections available to it to extend, restructure, or retire its indebtedness and to prioritize its obligations. One or more rating agencies may downgrade the ratings of System Energy or its debt securities, which could adversely affect the market prices of System Energy’s debt securities and otherwise adversely affect System Energy’s financial condition.

In addition, an order requiring System Entergy to pay substantial additional refunds could result in a default and, in certain cases, acceleration under one or more of System Energy’s existing bond indentures, credit agreements, or other financing arrangements. Certain events constituting events of default under System Energy’s financing agreements may also result in defaults under, or acceleration with respect to, financing arrangements involving certain credit agreement and guarantee obligations of Entergy Corporation.

These proceedings are pending before their respective adjudicators and no final decisions have been reached. Thus, Entergy cannot predict with certainty the outcome of any of these proceedings, or the magnitude of any refunds or rate adjustments, and an adverse outcome in any of them could have a material adverse effect on Entergy’s or System Energy’s results of operations, financial condition, or liquidity. In particular, in connection with the uncertain tax position proceeding and related December 2022 FERC order and System Energy’s compliance report filed in January 2023, if the FERC were to order additional refunds at a level consistent with the position of the LPSC, the APSC, and the City Council on the remedy for the formerly uncertain tax positions, System Energy’s continued financial viability would be jeopardized. See Note 2 to the financial statements for further discussion of the proceedings. The Utility operating companies (other than Entergy Texas) have agreed to implement certain protocols for providing retail regulators with information regarding rates billed under the Unit Power Sales Agreement.

For information regarding the Unit Power Sales Agreement, the sale and leaseback transactions and certain other agreements relating to certain Entergy System companies’ support of System Energy, see Notes 5 and 8 to the financial statements and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

(Entergy Corporation)

Entergy’s non-regulated operations are subject to substantial governmental regulation and may be adversely affected by legislative, regulatory, or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

Entergy’s non-regulated operations are subject to regulation under federal, state, and local laws. Compliance with the requirements under these various regulatory regimes may cause Entergy’s non-regulated operations to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Public utilities under the Federal Power Act are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity.  Entergy’s non-regulated operations include legal entities that meet the definition of a “public utility” under the Federal Power Act by virtue of making wholesale sales of electric energy and/or owning wholesale electric transmission facilities. The FERC has granted those entities the authority to sell electricity at market-based rates.  The FERC’s orders that grant those entities market-based rate authority reserve the right to revoke or revise that authority if the FERC subsequently determines that those entities can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions.  In addition, market-based sales are subject to certain market behavior rules, and if one of those entities were deemed to have violated one of those rules, they would be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of their market-based rate authority and potential penalties of up to $1.29 million per day per violation.  If one of those entities were to lose their market-based rate authority, it would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules.  This could have an adverse effect on the rates those entities charge for power from its facilities.

Entergy’s non-regulated operations are also affected by legislative and regulatory changes, as well as by changes to market design, market rules, tariffs, cost allocations, and bidding rules imposed by the existing Independent System Operator.  The Independent System Operator that oversees the relevant wholesale power market may impose, and in the future may continue to impose, mitigation, including price limitations, offer caps and other mechanisms, to address some of the volatility and the potential exercise of market power in that market.  These types of price limitations and other regulatory mechanisms may have an adverse effect on the profitability of Entergy’s non-regulated operations’ generation facilities that sell energy and capacity into the wholesale power markets.

The regulatory environment applicable to the electric power industry is subject to changes as a result of restructuring initiatives at both the state and federal levels. Entergy cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on Entergy’s non-regulated operations.  In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, have raised claims that the competitive marketplace is not working, and have made proposals to re-regulate the markets, impose a generation tax, or require divestitures by generating companies to reduce their market share.  Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process, which could require material changes to business planning models.  If competitive restructuring of the electric power markets is reversed, modified, discontinued, or delayed, Entergy’s non-regulated operations’ results of operations, financial condition, and liquidity could be materially affected.

As a holding company, Entergy Corporation depends on cash distributions from its subsidiaries to meet its debt service and other financial obligations and to pay dividends on its common stock, and has provided, and may continue to provide, capital contributions or debt financing to its subsidiaries, which would reduce the funds available to meet its other financial obligations.

Entergy Corporation is a holding company with no material revenue generating operations of its own or material assets other than the stock of its subsidiaries. Accordingly, all of its operations are conducted by its subsidiaries. Entergy Corporation has provided, and may continue to provide, capital contributions or debt financing to its subsidiaries, which would reduce the funds available to meet its financial obligations, including making interest and principal payments on outstanding indebtedness, and to pay dividends on Entergy’s common stock. Entergy Corporation’s ability to satisfy its financial obligations, including the payment of interest and principal on its outstanding debt, and to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries. The subsidiaries of Entergy Corporation are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make distributions to Entergy Corporation. The ability of such subsidiaries to make payments of dividends or distributions to Entergy

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Corporation depends on their results of operations and cash flows and other items affecting retained earnings, and on any applicable legal, regulatory, or contractual limitations on subsidiaries’ ability to pay such dividends or distributions. Prior to providing funds to Entergy Corporation, such subsidiaries have financial and regulatory obligations that must be satisfied, including among others, debt service and, in the case of Entergy Utility Holding Company and Entergy Texas, dividends and distributions on preferred securities. Any distributions from the Registrant Subsidiaries other than Entergy Texas and System Energy are paid directly to Entergy Utility Holding Company and are therefore subject to prior payment of distributions on its preferred securities.

Item 1B. Unresolved Staff Comments

None.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2022 Compared to 2021

Earnings Applicable to Member’s Equity

Earnings decreased $19.3 million primarily due to higher other operation and maintenance expenses, the reversal in 2021 of the remaining $38.8 million regulatory liability for the formula rate plan 2019 historical year netting adjustment, higher depreciation and amortization expenses, higher interest expense, and higher taxes other than income taxes, partially offset by higher retail electric price and higher volume/weather.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2022 to 2021:

Amount
(In Millions)
2021 operating revenues	$2,338.6
Fuel, rider, and other revenues that do not significantly affect net income	209.2
Retail electric price	70.0
Volume/weather	47.4
Return of unprotected excess accumulated deferred income taxes to customers	8.0
2022 operating revenues	$2,673.2

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2022. See Note 2 to the financial statements for further discussion of the 2021 formula rate plan filing.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in demand charges as a result of an updated contract with an industrial customer in the primary metals industry, partially offset by a decrease in weather-adjusted residential usage.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In 2021, $8 million was returned to customers. There was no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Arkansas for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	8,147	7,914	3
Commercial	5,615	5,491	2
Industrial	8,493	8,466	—
Governmental	218	225	(3)
Total retail	22,473	22,096	2
Sales for resale:
Associated companies	1,906	2,254	(15)
Non-associated companies	6,520	6,151	6
Total	30,899	30,501	1

See Note 19 to the financial statements for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $24.1 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher safety and training costs, and higher reliability costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $17 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to 2021 and higher nuclear labor costs;
•an increase of $11.6 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2022 as compared to 2021 and higher costs associated with materials and supplies in 2022 as compared to 2021;
•an increase of $7.9 million in energy efficiency expenses primarily due to the timing of recovery from customers, partially offset by lower energy efficiency costs; and
•an increase of $4.6 million in customer service center support costs primarily due to higher contract costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases, increases in employment taxes, and increases in local franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Searcy Solar facility, which was placed in service in December 2021.

Other regulatory charges (credits) - net includes the reversal in first quarter 2021 of the remaining $38.8 million regulatory liability for the 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements for discussion of the 2020 formula rate plan filing. In addition, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in 2021.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to the issuance of $200 million of 4.20% Series mortgage bonds in March 2022 and the issuance of $400 million of 3.35% Series mortgage bonds in March 2021, partially offset by the repayment of $350 million of 3.75% Series mortgage bonds in February 2021.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas recorded regulatory charges of $4.5 million in 2022 compared to $18.1 million in 2021 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements for discussion of the HLBV method of accounting.

The effective income tax rates were 21.6% for 2022 and 20.1% for 2021. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of results of operations for 2021 compared to 2020.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$12,915	$192,128	$3,519

Net cash provided by (used in):
Operating activities	699,732	549,216	659,818
Investing activities	(852,794)	(898,193)	(795,709)
Financing activities	145,425	169,764	324,500
Net increase (decrease) in cash and cash equivalents	(7,637)	(179,213)	188,609

Cash and cash equivalents at end of period	$5,278	$12,915	$192,128

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2022 Compared to 2021

Operating Activities

Net cash flow provided by operating activities increased $150.5 million in 2022 primarily due to:

•higher collections from customers;
•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery; and
•a decrease in spending of $23.6 million on nuclear refueling outages in 2022.

The increase was partially offset by:

•payments to vendors, including timing and increase in cost of operations;
•an increase of $26.3 million in pension contributions in 2022. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding; and
•a decrease of $16.2 million in income tax refunds. Entergy Arkansas received income tax refunds in 2022 and 2021, each in accordance with an intercompany income tax allocation agreement.

Investing Activities

Net cash flow used in investing activities decreased $45.4 million in 2022 primarily due to:

•the purchase of the Searcy Solar facility by the tax equity partnership in December 2021 for approximately $131.8 million. See Note 14 to the financial statements for further discussion of the Searcy Solar facility purchase; and
•a decrease of $16.6 million in non-nuclear generation construction expenditures primarily due to a lower scope of work on projects performed in 2022 as compared to 2021.

The decrease was partially offset by:

•an increase of $78.7 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022 and increased investment in the reliability and infrastructure of Entergy Arkansas’s distribution system, partially offset by lower spending in 2022 on advanced metering infrastructure;
•an increase of $27.2 million in decommissioning trust fund investment activity; and
•an increase of $19 million in transmission construction expenditures primarily due to a higher scope of work on projects performed in 2022 as compared to 2021.

Financing Activities

Net cash flow provided by financing activities decreased $24.3 million in 2022 primarily due to:

•the issuance of $400 million of 3.35% Series mortgage bonds in March 2021;
•money pool activity;
•capital contributions of $51.2 million received in 2021 from the noncontrolling tax equity investor in AR Searcy Partnership, LLC and used by the partnership to acquire the Searcy Solar facility. See Note 14 to the financial statements for discussion of the Searcy Solar facility purchase;
•lower prepaid deposits of $50.9 million related to contributions-in-aid-of-construction reimbursement agreements in 2022 as compared to 2021; and

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $36 million in common equity distributions paid in 2022 as compared to 2021 in order to maintain Entergy Arkansas’s capital structure.

The decrease was partially offset by:

•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds in February 2021;
•the issuance of $200 million of 4.20% Series mortgage bonds in March 2022; and
•the repayment, at maturity, of $45 million of 2.375% Series governmental bonds in January 2021.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased $40.9 million in 2022 compared to increasing by $139.9 million in 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 5 to the financial statements for further details of long-term debt.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of operating, investing, and financing cash flow activities for 2021 compared to 2020.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	December 31, 2022	December 31, 2021
Debt to capital	52.5%	52.6%
Effect of subtracting cash	—%	—%
Net debt to net capital (non-GAAP)	52.5%	52.6%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition.  The net debt to net capital ratio is a non-GAAP measure. Entergy Arkansas also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Arkansas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, to the extent funds are legally available to do so, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Arkansas may issue incremental debt or reduce distributions, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as financing of large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Arkansas may receive equity contributions to maintain its capital structure.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy Arkansas requires capital resources for:

•construction and other capital investments;
•debt maturities or retirements;
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2023	2024	2025
	(In Millions)
Planned construction and capital investment:
Generation	$255	$1,175	$910
Transmission	110	160	135
Distribution	285	425	350
Utility Support	105	65	90
Total	$755	$1,825	$1,485

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes investments in generation projects to modernize, decarbonize, and diversify Entergy Arkansas’s portfolio, including Walnut Bend Solar, West Memphis Solar, and Driver Solar; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

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

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments).

	2023	2024	2025	2026-2027	After 2027
	(In Millions)
Long-term debt (a)	$432	$504	$123	$898	$5,060
Operating leases (b)	$16	$14	$12	$16	$2
Finance leases (b)	$3	$3	$3	$4	$2

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Obligations

Entergy Arkansas currently expects to contribute approximately $54.5 million to its qualified pension plans and approximately $526 thousand to its other postretirement health care and life insurance plans in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas has $175.4 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Renewables

Walnut Bend Solar

In October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar facility is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. In July 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the resource and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing was expected to occur in 2022. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations are ongoing, including with respect to cost and schedule and to updates arising as a result of the Inflation Reduction Act of 2022, and the updates would require additional APSC approval. At this time, the project, if approved, is expected to achieve commercial operation in 2024.

West Memphis Solar

In January 2021, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 180 MW West Memphis Solar facility is in the public interest. In October 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the West Memphis Solar facility and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing had been expected to occur in 2023. In March 2022 the counter-party notified Entergy Arkansas that it was seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. In January 2023, Entergy Arkansas filed a supplemental application with the APSC seeking approval for a change in the transmission route and updates to the cost and schedule that were previously approved by the APSC. The project is expected to achieve commercial operation in 2024.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Driver Solar

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility is in the public interest and requested cost recovery through the formula rate plan rider. The APSC established a procedural schedule with a hearing scheduled in June 2022, but the parties later agreed to waive the hearing and submit the matter to the APSC for a decision consistent with the filed record. In August 2022 the APSC granted Entergy Arkansas’s petition and approved the acquisition of Driver Solar and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to inform the APSC as to the status of a tax equity partnership once construction is commenced. The parties are evaluating the effects of certain matters related to the Inflation Reduction Act of 2022, including the viability of a tax equity partnership. The project is expected to achieve commercial operation in 2024.

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2022	2021	2020	2019
(In Thousands)
($180,795)	($139,904)	$3,110	($21,634)

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2027. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2023.  The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2022, $5.6 million in

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2025.  As of December 31, 2022, there were no loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorization from the FERC through October 2023 for short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding and borrowings by its nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the FERC. The APSC has concurrent jurisdiction over Entergy Arkansas’s first mortgage bond/secured issuances. Entergy Arkansas has obtained long-term financing authorization from the FERC that extends through October 2023. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2023.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Arkansas charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Arkansas is regulated, and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the APSC, is primarily responsible for approval of the rates charged to customers.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

2022 Formula Rate Plan Filing

In July 2022, Entergy Arkansas filed with the APSC its 2022 formula rate plan filing to set its formula rate for the 2023 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2023 and a netting adjustment for the historical year 2021. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2023 projected year is 7.40% resulting in a revenue deficiency of $104.8 million. The earned rate of return on common equity for the 2021 historical year was 8.38% resulting in a $15.2 million netting adjustment. The total proposed revenue change for the 2023 projected year and 2021 historical year netting adjustment is $119.9 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement was subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $79.3 million. In October 2022 other parties filed their testimony recommending various adjustments to Entergy Arkansas’s overall proposed revenue deficiency, and Entergy Arkansas filed a response including an update to actual revenues through August 2022, which raised the constraint to $79.8 million. In November 2022, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

proceeding. As a result of the settlement agreement, the total revenue change was $102.8 million, including a $87.7 million increase for the 2023 projected year and a $15.2 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase was limited to $79.8 million. In December 2022 the APSC approved the settlement agreement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2023.

Green Promise Renewable Tariff

In July 2021, Entergy Arkansas filed a proposed green tariff designed to help participating customers meet their renewable and sustainability goals and to enhance economic development efforts in Arkansas. The total proposed amount of solar capacity requested to be available under this tariff was up to 200 MW. In September and October 2021 the APSC general staff and two net metering developer intervenors filed responses indicating opposition to the tariff as proposed. The tariff was supported by certain commercial and industrial customers that have indicated an interest in subscribing to the tariff. In October 2021, Entergy Arkansas, Walmart, and industrial customers filed a non-unanimous settlement agreement supporting that the tariff should be approved as filed by Entergy Arkansas; the Arkansas Attorney General stated it did not oppose the settlement. In January 2022 the APSC general staff filed in opposition to the non-unanimous settlement agreement, and one of the net metering developer intervenors withdrew from the proceeding. In January 2022 the parties agreed to a paper hearing with written responses to the APSC’s questions being filed in February and March 2022. In May 2022 the APSC found Entergy Arkansas’s proposal for the tariff to be just and reasonable for an initial offering of 100 MW of solar capacity, and in June 2022 the APSC approved Entergy Arkansas’s compliance tariff filing.

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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs and costs related to the incremental oversight previously noted, subject to certain timelines and conditions set forth in the settlement agreement, including the resolution of civil litigation currently pending regarding the stator incident by the Circuit Court of Pope County, Arkansas. A trial date was established by the circuit court for March 1, 2023, but has been continued. In December 2022 the APSC approved Entergy Arkansas’s request for an additional extension of the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident to no later than sixty days after the circuit court issues a final order in the civil litigation proceedings. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the 2021 February winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff. In February 2023 the APSC issued orders initiating proceedings with the utilities to address the prudence of costs incurred and appropriate cost allocation of the 2021 February winter storms. With respect to any prudence review of Entergy Arkansas fuel costs, as part of the APSC’s

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

draft report issued in its 2021 February winter storm investigation docket, the APSC included findings that the load shedding plans of the investor-owned utilities and some cooperatives were appropriate and comprehensive, and, further, that Entergy Arkansas’s emergency plan was comprehensive and had a multilayered approach supported by a system-wide response plan, which is considered an industry standard.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directed Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for a stay and directed Entergy Arkansas to refund to its retail customers the component of the total FERC-determined opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest. The refunds were issued in the August 2020 billing cycle. While the APSC denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order, which rehearing was denied by the APSC in August 2020. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint, to which Entergy Arkansas responded. Also in December 2020, Entergy Arkansas and the APSC held a pre-trial conference, and filed a report with the court in January 2021. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and in June 2021 the court stayed all discovery until it rules on pending motions, after which the court will issue an amended schedule if necessary. In March 2022 the court denied the APSC’s motion to dismiss, and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions. In August 2022 the APSC filed a motion for summary judgment arguing that there is no genuine issue as to any material fact and the APSC is entitled to judgment as a matter of law. In September 2022, Entergy Arkansas filed an opposition to the motion. In October 2022 the APSC filed a motion asking the court to hold further proceedings in abeyance pending a decision on the motions for summary judgment filed by Entergy Arkansas and the APSC. Also in October 2022, Entergy Arkansas filed an opposition to the motion, and the APSC filed a reply in support of its motion for summary judgment. In January 2023 the judge assigned to the case, on her own motion, identified facts that may present a conflict and recused herself; a new judge was assigned to the case, but he also recused due to a conflict. The case again was reassigned to a new judge. In January 2023 the court denied all pending motions (including those described above) except for a motion by the APSC to exclude certain testimony and further ruled that the matter would proceed to trial. In January 2023, Arkansas Electric Energy Consumers, Inc. filed a notice of appeal of the court’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The court granted Entergy Arkansas’s request.

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

In September 2022 the APSC opened a rulemaking concerning proposed amendments to the net metering rules to address the expiration on December 31, 2022 of the automatic grandfathering of the existing net metering rate structure. Entergy Arkansas and other utility parties filed initial briefs and comments setting forth that the statute imposing the expiration of the automatic grandfathering is not ambiguous and that the APSC does not have

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

the authority to extend the grandfathering period, and the hearing was held in October 2022. In December 2022 the APSC issued an order attempting to modify the net metering rules and purporting to allow for the potential for grandfathering after December 31, 2022. More than thirty applicants filed individual net metering applications in December 2022 seeking to be considered under the APSC’s order, although the APSC issued an order in January 2023 holding those applications in abeyance. Several parties, including Entergy Arkansas, sought rehearing, and the Arkansas’s Governor’s executive order limiting new rulemakings calls into question how the APSC’s order to adopt new rules may be effectuated.

Also in September 2022 the APSC opened another proceeding to investigate the issue of potential cost shifting arising as a result of net metering. Investor owned utilities and some cooperatives were required to make and did make filings in October 2022 with supporting documentation as to the amount and extent of cost shifting and the manner in which they would design tariffs to recover those costs on behalf of non-net metering customers. Responses to the utility and cooperative filings were filed in January 2023, and utilities filed their further responses in February 2023.

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorized utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directed that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and required utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding deferred payment agreements to assist customers during the COVID-19 pandemic. Quarterly reporting began in August 2020 and the APSC ordered additional reporting in October 2020 regarding utilities’ transitional plans for ending the moratorium on service disconnects. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. In August 2021 the APSC general staff filed a report recommending that utilities with a formula rate plan discontinue capturing any additional direct costs and savings as a regulatory asset and seek cost recovery through the formula rate plan. The APSC general staff further recommended that uncollectible amounts should be determined as of the end of its write-off period, approximately December 2021, and recovered in the next formula rate plan filing over one year. In November 2021 the APSC found the APSC general staff’s recommendation to be premature and asked utilities to report on the continued need for a regulatory asset. Entergy Arkansas reported a continued need for a regulatory asset due to a variety of factors including the unusually long terms of the customer delayed payment agreements. As of December 31, 2022, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Remaining Useful Lives Review

In response to recent legislation, the APSC opened a proceeding in December 2022 to establish a procedure to evaluate life extensions of all utility generation units and opened a separate docket to evaluate life extensions for White Bluff, Independence, and Lake Catherine. In January 2023, Entergy Arkansas and one other party filed for rehearing of the order in the general proceeding, and Entergy Arkansas moved to dismiss the separate docket. In February 2023 the APSC granted rehearing in the general proceeding. For additional discussion related to these plants, see “Regulation of Entergy’s Business - Environmental Regulation - National Ambient Air Quality Standards - Regional Haze” in Part I, Item 1.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Matters

Entergy Arkansas owns and, through an affiliate, operates the ANO 1 and 2 nuclear power plants. Entergy Arkansas is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals; the performance and capacity factors of these nuclear plants including the financial requirements to address emerging issues related to equipment reliability; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of either ANO 1 or 2, Entergy Arkansas may be required to file with the APSC a rate mechanism to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. ANO 1’s operating license expires in 2034 and ANO 2’s operating license expires in 2038.

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

Entergy Arkansas, LLC and Subsidiaries
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

Actuarial Assumption	Change in Assumption	Impact on 2023 Qualified Pension Cost	Impact on 2022 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,301	$26,969
Rate of return on plan assets	(0.25%)	$2,600	$—
Rate of increase in compensation	0.25%	$1,081	$5,122

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2023 Postretirement Benefit Cost	Impact on 2022 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$78	$4,097
Health care cost trend	0.25%	$287	$3,365

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Employer Contributions

Total qualified pension cost for Entergy Arkansas in 2022 was $74.8 million, including $36.4 million in settlement costs.  Entergy Arkansas anticipates 2023 qualified pension cost to be $34.1 million. Entergy Arkansas contributed $93 million to its qualified pension plans in 2022 and estimates pension contributions will be approximately $54.5 million in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

Total other postretirement health care and life insurance benefit income for Entergy Arkansas in 2022 was $5.7 million.  Entergy Arkansas expects 2023 postretirement health care and life insurance benefit income of approximately $1.9 million.  Entergy Arkansas contributed $1.6 million to its other postretirement plans in 2022 and estimates 2023 contributions will be approximately $526 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, LLC and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, cash flows and changes in equity (pages 340 through 344 and applicable items in pages 53 through 245), for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Rate and Regulatory Matters —Entergy Arkansas, LLC and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Arkansas Public Service Commission (the “APSC”), which has jurisdiction with respect to the rates of electric companies in Arkansas, and to wholesale rate regulation by the Federal Energy Regulatory Commission (“FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs, including costs related to the Opportunity Sales Proceeding and refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the APSC and the FERC, involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
• We read relevant regulatory orders issued by the APSC and the FERC for the Company, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the APSC’s and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
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
February 24, 2023

We have served as the Company’s auditor since 2001.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING REVENUES
Electric	$2,673,194	$2,338,590	$2,084,494

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	640,344	347,166	271,896
Purchased power	201,726	280,504	187,690
Nuclear refueling outage expenses	53,438	51,141	55,737
Other operation and maintenance	754,293	687,418	669,518
Decommissioning	82,326	77,696	73,319
Taxes other than income taxes	136,565	127,249	121,057
Depreciation and amortization	386,272	361,479	338,029
Other regulatory charges (credits) - net	(89,418)	(31,501)	(35,310)
TOTAL	2,165,546	1,901,152	1,681,936

OPERATING INCOME	507,648	437,438	402,558

OTHER INCOME
Allowance for equity funds used during construction	17,787	15,273	15,019
Interest and investment income	19,554	76,953	35,579
Miscellaneous - net	(27,348)	(22,278)	(21,908)
TOTAL	9,993	69,948	28,690

INTEREST EXPENSE
Interest expense	150,928	140,348	144,834
Allowance for borrowed funds used during construction	(7,070)	(6,641)	(6,595)
TOTAL	143,858	133,707	138,239

INCOME BEFORE INCOME TAXES	373,783	373,679	293,009

Income taxes	80,896	75,195	47,777

NET INCOME	292,887	298,484	245,232

Net loss attributable to noncontrolling interest	(4,358)	(18,092)	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$297,245	$316,576	$245,232

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING ACTIVITIES
Net income	$292,887	$298,484	$245,232
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	532,291	503,539	490,457
Deferred income taxes, investment tax credits, and non-current taxes accrued	78,958	100,459	87,019
Changes in assets and liabilities:
Receivables	(73,579)	17,682	(24,507)
Fuel inventory	(252)	(7,081)	(10,066)
Accounts payable	64,944	27,967	(22,773)
Taxes accrued	10,936	7,753	6
Interest accrued	1,708	(5,637)	(43)
Deferred fuel costs	(31,009)	(162,458)	(1,186)
Other working capital accounts	(29,789)	(53,343)	(11,061)
Provisions for estimated losses	2,914	6,915	6,289
Other regulatory assets	(120,603)	142,706	(165,534)
Other regulatory liabilities	(264,054)	21,066	106,878
Pension and other postretirement liabilities	(67,783)	(175,863)	42,576
Other assets and liabilities	302,163	(172,973)	(83,469)
Net cash flow provided by operating activities	699,732	549,216	659,818
INVESTING ACTIVITIES
Construction expenditures	(785,168)	(722,628)	(775,595)
Allowance for equity funds used during construction	17,787	15,273	15,019
Nuclear fuel purchases	(98,635)	(84,302)	(100,678)
Proceeds from sale of nuclear fuel	37,198	16,279	30,638
Proceeds from nuclear decommissioning trust fund sales	248,191	530,628	321,360
Investment in nuclear decommissioning trust funds	(269,497)	(524,783)	(336,392)
Payment for purchase of assets	(1,044)	(131,770)	(5,988)
Changes in money pool receivable - net	—	3,110	(3,110)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	—	55,001
Other	(1,626)	—	4,036
Net cash flow used in investing activities	(852,794)	(898,193)	(795,709)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	232,731	719,284	1,071,121
Retirement of long-term debt	(28,521)	(728,917)	(632,175)
Capital contributions from noncontrolling interest	—	51,202	—
Changes in money pool payable - net	40,891	139,904	(21,634)
Common equity distributions paid	(86,000)	(50,000)	(95,000)
Other	(13,676)	38,291	2,188
Net cash flow provided by financing activities	145,425	169,764	324,500
Net increase (decrease) in cash and cash equivalents	(7,637)	(179,213)	188,609
Cash and cash equivalents at beginning of period	12,915	192,128	3,519
Cash and cash equivalents at end of period	$5,278	$12,915	$192,128
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$147,060	$143,561	$140,735
Income taxes	($2,753)	($18,933)	($21,971)

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2022	2021
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,911	$8,155
Temporary cash investments	3,367	4,760
Total cash and cash equivalents	5,278	12,915
Accounts receivable:
Customer	140,513	154,412
Allowance for doubtful accounts	(6,528)	(13,072)
Associated companies	45,336	29,587
Other	101,096	51,064
Accrued unbilled revenues	116,816	101,663
Total accounts receivable	397,233	323,654
Deferred fuel costs	139,739	108,862
Fuel inventory - at average cost	51,144	50,892
Materials and supplies - at average cost	288,260	247,980
Deferred nuclear refueling outage costs	56,443	65,318
Prepayments and other	26,576	14,863
TOTAL	964,673	824,484

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,199,860	1,438,416
Other	2,414	947
TOTAL	1,202,274	1,439,363

UTILITY PLANT
Electric	14,077,844	13,578,297
Construction work in progress	417,244	241,127
Nuclear fuel	176,174	182,055
TOTAL UTILITY PLANT	14,671,262	14,001,479
Less - accumulated depreciation and amortization	5,729,304	5,472,296
UTILITY PLANT - NET	8,941,958	8,529,183

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,810,281	1,689,678
Deferred fuel costs	68,883	68,751
Other	18,507	13,660
TOTAL	1,897,671	1,772,089

TOTAL ASSETS	$13,006,576	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2022	2021
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$290,000	$—
Accounts payable:
Associated companies	276,362	217,310
Other	310,339	190,476
Customer deposits	102,799	92,511
Taxes accrued	100,526	89,590
Interest accrued	18,816	17,108
Other	43,394	38,901
TOTAL	1,142,236	645,896

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,498,234	1,416,201
Accumulated deferred investment tax credits	28,472	29,299
Regulatory liability for income taxes - net	435,157	431,655
Other regulatory liabilities	475,758	743,314
Decommissioning	1,472,736	1,390,410
Accumulated provisions	79,998	77,084
Pension and other postretirement liabilities	118,020	185,789
Long-term debt	3,876,500	3,958,862
Other	97,650	110,754
TOTAL	8,082,525	8,343,368

Commitments and Contingencies

EQUITY
Member's equity	3,753,990	3,542,745
Noncontrolling interest	27,825	33,110
TOTAL	3,781,815	3,575,855

TOTAL LIABILITIES AND EQUITY	$13,006,576	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2019	$—	$3,125,937	$3,125,937
Net income	—	245,232	245,232
Common equity distributions	—	(95,000)	(95,000)
Balance at December 31, 2020	$—	$3,276,169	$3,276,169
Net income (loss)	(18,092)	316,576	298,484
Common equity distributions	—	(50,000)	(50,000)
Capital contributions from noncontrolling interest	51,202	—	51,202
Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855
Net income (loss)	(4,358)	297,245	292,887
Common equity distributions	—	(86,000)	(86,000)
Distributions to noncontrolling interest	(927)	—	(927)
Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2022 Compared to 2021

Net Income

Net income increased $201.9 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization, including a $290 million reduction in income tax expense, partially offset by a $224.4 million ($165.4 million net-of-tax) regulatory charge to reflect its obligation to share the benefits of the securitization with customers. Also contributing to the net income increase was higher volume/weather and higher retail electric price, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, lower other income, higher interest expense, and higher taxes other than income taxes. See Note 2 to the financial statements for further discussion of the securitization.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2022 to 2021:

Amount
(In Millions)
2021 operating revenues	$5,068.4
Fuel, rider, and other revenues that do not significantly affect net income	1,013.0
Retail electric price	111.7
Volume/weather	108.2
Storm restoration carrying costs	37.5
2022 operating revenues	$6,338.8

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

The volume/weather variance is primarily due to an increase of 2,934 GWh, or 5%, in electricity usage across all customer classes, including the effect of more favorable weather on residential sales. The increase in commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in 2021. The increase in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the chemicals, petroleum refining, and transportation industries, an increase in demand from cogeneration and small industrial customers, and an increase in demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns. The increased usage from these industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Storm restoration carrying costs represent the equity component of storm restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida restoration costs in May 2022. See Note 2 to the financial statements for a discussion of the securitization.

Total electric energy sales for Entergy Louisiana for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	14,119	13,445	5
Commercial	10,927	10,388	5
Industrial	31,666	29,978	6
Governmental	820	787	4
Total retail	57,532	54,598	5
Sales for resale:
Associated companies	5,416	4,950	9
Non-associated companies	3,423	2,764	24
Total	66,371	62,312	7

See Note 19 to the financial statements for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $27.7 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher reliability costs, and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $19 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to 2021 and higher nuclear labor costs;
•an increase of $10.3 million in bad debt expense, primarily due to the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements for discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $9.8 million due to a $14.8 million gain on the sale of a pipeline recorded in 2021 as compared to a $5 million contingent gain recorded on the 2021 sale in 2022;
•an increase of $7.5 million in customer service center support costs primarily due to higher contract costs;
•an increase of $6.6 million in non-nuclear generation expenses primarily due to higher costs associated with materials and supplies in 2022 as compared to 2021;
•an increase of $5.1 million in loss provisions;
•an increase of $4.8 million in energy efficiency expenses due to the timing of recovery from customers, partially offset by lower energy efficiency costs; and
•several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in franchise taxes, increases in employment taxes, and increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other regulatory charges (credits) - net includes a regulatory charge of $224 million, recorded in second quarter 2022, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements for discussion of the securitization. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation related costs collected in revenue.

Other income decreased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in 2022 and 2021; and
•a $31.6 million charge for the LURC’s 1% beneficial interest in the storm trust established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization.

The decrease was partially offset by:

•an increase of $58.2 million in affiliated dividend income resulting from the storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs; and
•an increase of $16.8 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida.

See Note 2 to the financial statements for discussion of the securitization.

Interest expense increased primarily due to:

•the issuances of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021;
•the $1.2 billion unsecured term loan drawn in January 2022. The term loan was repaid in June 2022; and
•the issuance of $500 million of 4.75% Series mortgage bonds in August 2022.

The increase was partially offset by the repayment of $200 million of 4.8% Series mortgage bonds in May 2021.

The effective income tax rates were (23.5%) for 2022 and 15.5% for 2021. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of results of operations for 2021 compared to 2020.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$18,573	$728,020	$2,006

Net cash provided by (used in):
Operating activities	1,177,508	1,052,526	1,072,986
Investing activities	(4,707,711)	(3,700,199)	(1,944,671)
Financing activities	3,568,243	1,938,226	1,597,699
Net increase (decrease) in cash and cash equivalents	38,040	(709,447)	726,014

Cash and cash equivalents at end of period	$56,613	$18,573	$728,020

2022 Compared to 2021

Operating Activities

Net cash flow provided by operating activities increased $125 million in 2022 primarily due to:

•a decrease of $221.9 million in storm spending, primarily due to Hurricane Ida, Hurricane Laura, Hurricane Delta, and Hurricane Zeta restoration efforts in 2021;
•an increase of $64 million in income tax refunds in 2022 as a result of an intercompany income tax allocation agreement; and
•higher collections from customers.

The increase was partially offset by:

•increased fuel costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•an increase of $23.5 million in spending on nuclear refueling outages;
•an increase of $15.8 million in interest paid in 2022; and
•payments to vendors, including timing and an increase in cost of operations.

Investing Activities

Net cash flow used in investing activities increased $1,007.5 million in 2022 primarily due to:

•an increase in investments in affiliates due to the $3,163.6 million purchase by the storm trust of preferred membership interests issued by an Entergy affiliate, partially offset by the $1,390.6 million redemption of preferred membership interests. See Note 2 to the financial statements for a discussion of the securitization;
•net payments to storm reserve escrow accounts of $293.4 million in 2022;
•an increase of $100.4 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022 and higher capital expenditures for storm restoration in 2022;
•an increase of $23.1 million in non-nuclear generation construction expenditures primarily due to a higher scope of work on projects performed in 2022 as compared to 2021, including during plant outages;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $13.3 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022; and
•an increase of $12.2 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by:

•a decrease of $856.2 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022 and lower spending in 2022 on advanced metering infrastructure, partially offset by higher capital expenditures as a result of increased development in Entergy Louisiana’s service area, and increased investment in the reliability and infrastructure of Entergy Louisiana’s distribution system;
•a decrease of $328.5 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2022;
•a decrease of $25.3 million in nuclear decommissioning trust fund activity as a result of a lump sum contribution in 2021 for amounts collected over a 17-month period. See Note 2 to the financial statements for a discussion of nuclear decommissioning expense recovery; and
•money pool activity.

Decreases in Entergy Louisiana’s receivables from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased $14.5 million in 2022 compared to increasing by $1.1 million in 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $1,630 million in 2022 primarily due to:

•proceeds from securitization of $3.2 billion received by the storm trust in 2022;
•a capital contribution of $1 billion received indirectly from Entergy Corporation in May 2022 to finance the establishment of the storm escrow account for Hurricane Ida costs;
•the issuance of $500 million of 4.75% Series mortgage bonds in August 2022;
•money pool activity;
•the repayment, at maturity, of $200 million of 4.80% Series mortgage bonds in May 2021;
•the repayment, at maturity, of Entergy Louisiana Waterford VIE’s $40 million of 3.92% Series H secured notes in February 2021; and
•higher prepaid deposits of $32 million related to contributions-in-aid-of-construction reimbursement agreements in 2022 as compared to 2021.

The increase was partially offset by:

•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021;
•an increase of $564 million in common equity distributions in 2022 primarily to return to Entergy Corporation the $125 million capital contribution received in December 2021 to assist in paying for costs associated with Hurricane Ida and to maintain Entergy Louisiana’s targeted capital structure;
•the repayment, prior to maturity, in May 2022 of $435 million, a portion of the outstanding principal, of 0.62% Series mortgage bonds due November 2023;
•the repayment, at maturity, of $200 million of 3.3% Series mortgage bonds in December 2022;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•net repayments of $75 million in 2022 compared to net borrowings of $125 million in 2021 on Entergy Louisiana’s revolving credit facility;
•a capital contribution of $125 million received from Entergy Corporation in December 2021 in order to assist in paying costs associated with Hurricane Ida; and
•net repayments of long-term borrowings of $8.4 million in 2022 compared to net long-term borrowings of $24.1 million in 2021 on the nuclear fuel company variable interest entities’ credit facilities.

Increases in Entergy Louisiana’s payable to the money pool are a source of cash flow, and Entergy Louisiana’s payable to the money pool increased $226.1 million in 2022.

See Note 5 to the financial statements for details of long-term debt.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of operating, investing, and financing cash flow activities for 2021 compared to 2020.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Louisiana is primarily due to the $1.0 billion capital contribution received indirectly from Entergy Corporation in May 2022.

	December 31, 2022	December 31, 2021
Debt to capital	53.0%	57.2%
Effect of subtracting cash	(0.1%)	0.0%
Net debt to net capital (non-GAAP)	52.9%	57.2%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition. The net debt to net capital ratio is a non-GAAP measure. Entergy Louisiana also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Louisiana seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, to the extent funds are legally available to do so, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Louisiana may issue incremental debt or reduce distributions, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as financing of large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Louisiana may receive equity contributions to maintain its capital structure.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy Louisiana requires capital resources for:

•construction and other capital investments;
•debt maturities or retirements;
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2023	2024	2025
	(In Millions)
Planned construction and capital investment:
Generation	$405	$435	$1,305
Transmission	245	545	490
Distribution	445	545	635
Utility Support	175	110	120
Total	$1,270	$1,635	$2,550

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments in generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio, including the St. Jacques Facility; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

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

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments).

	2023	2024	2025	2026-2027	After 2027
	(In Millions)
Long-term debt (a)	$1,362	$2,029	$655	$1,733	$10,288
Operating leases (b)	$15	$12	$10	$10	$2
Finance leases (b)	$5	$4	$4	$5	$2

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Louisiana currently expects to contribute approximately $44.6 million to its qualified pension plans and approximately $15.4 million to its other postretirement health care and life insurance plans in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

completed, which is expected by April 1, 2023. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Louisiana has $21.9 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

2021 Solar Certification and the Geaux Green Option

In November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources that are expected to provide $242 million in net benefits to Entergy Louisiana’s customers. These resources, all of which would be constructed in Louisiana, include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility have estimated in service dates in 2024, and the Vacherie Facility and the St. Jacques Facility have estimated in service dates in 2025. The filing proposed to recover the costs of the power purchase agreements through the fuel adjustment clause and the formula rate plan and the acquisition costs through the formula rate plan.

The proposed Rider GGO is a voluntary rate schedule that will enhance Entergy Louisiana’s ability to help customers meet their sustainability goals by allowing customers to align some or all of their electricity requirements with renewable energy from the resources. Because subscription fees from Rider GGO participants would help to offset the cost of the resources, the design of Rider GGO also preserves the benefits of the 2021 Solar Portfolio for non-participants by providing them with the reliability and capacity benefits of locally-sited solar generation at a discounted price.

In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG), and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complied with applicable LPSC orders. The LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022 the LPSC staff and LEUG filed cross-answering testimony concerning each other’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement. Following the LPSC approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities until the later

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

of March 2023 or the completion of an environmental and economic impact study, which is ongoing. This development may potentially affect the size and final in service dates of the Vacherie and St. Jacques facilities.

System Resilience and Storm Hardening

In December 2022, Entergy Louisiana filed an application seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I reflects the first five years of a ten-year resilience plan and includes investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. A procedural schedule has not yet been adopted in this docket.

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2022	2021	2020	2019
(In Thousands)
($226,114)	$14,539	$13,426	($82,826)

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of December 31, 2022, there were $50 million of cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2022, $20 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2025. As of December 31, 2022, $13.1 million of loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of December 31, 2022, $60.8 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana had $293.4 million in its storm reserve escrow account at December 31, 2022.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review.

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

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust to purchase 31,635,718.7221 Class A preferred, non-voting membership interest units (the preferred membership interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2022 on the preferred membership interests issued to the storm trust. These annual dividends received by the storm trust will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust. Specifically, 1% of the annual dividends received by the storm trust will be distributed to the LURC, for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred membership interests have a stated annual cumulative cash dividend rate of 7% and a liquidation price of $100 per unit. The terms of the preferred membership interests include certain financial covenants to which Entergy Finance Company is subject.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of June 2022 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company distributed $1.4 billion to its parent, Entergy Holdings Company, LLC, a company wholly-owned and consolidated by Entergy. Subsequently, Entergy Holdings Company liquidated, distributing the $1.4 billion it received from Entergy Finance Company to Entergy Louisiana as holder of 6,843,780.24 units of Class A, 4,126,940.15 units of Class B, and 2,935,152.69 units of Class C preferred membership interests. Entergy Louisiana had acquired these preferred membership interests with proceeds from previous securitizations of storm restoration costs. Entergy Finance Company loaned the remaining $1.7 billion from the preferred membership interests proceeds to Entergy which used the cash to redeem $650 million of 4.00% Series senior notes due July 2022 and indirectly contributed $1 billion to Entergy Louisiana as a capital contribution.

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

As discussed in Note 3 to the financial statements, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was partially offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 17 to the financial statements, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. A procedural motion to consider the uncontested settlement at the December 2022 LPSC meeting did not pass and the settlement was not voted on. In January 2023 an ALJ with the LPSC conducted a settlement hearing to receive the uncontested settlement and supporting testimony into evidence and issued a report of proceedings, which allows the LPSC to consider the uncontested settlement without the procedural motion that did not pass in December. In January 2023, the LPSC staff approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications do not affect the staff’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. The LPSC order is not yet final and non-appealable due to the forty-five day appeal period. In February 2023 the Louisiana Bond Commission voted to authorize the LCDA to issue the bonds authorized in the LPSC’s financing order; the bond rating and marketing process has yet to occur.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Louisiana is regulated, and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the LPSC, is primarily responsible for approval of the rates charged to customers.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue decreased as a result of this filing, overall formula rate plan revenues increased by approximately $118.7 million. This outcome was primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC. Resulting rates were implemented in September 2019, subject to refund.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination, if approved, would be accomplished on a revenue-neutral basis intended not to affect the rates of other customer classes.

Several parties intervened in the proceeding and the LPSC staff filed its report of objections/reservations in accordance with the applicable provisions of the formula rate plan. In its report the LPSC staff re-urged reservations with respect to the outstanding issues from the 2017 test year formula rate plan filing and disputed the inclusion of certain affiliate costs for test years 2017 and 2018. The LPSC staff objected to Entergy Louisiana’s proposal to combine residential rates but proposed the setting of a status conference to establish a procedural schedule to more fully address the issue. The LPSC staff also reserved its right to object to the treatment of the sale of the Willow Glen Power Station reflected in the evaluation report and to the August 2019 compliance update, which was made primarily to update the capital additions reflected in the formula rate plan’s transmission recovery mechanism, based on limited time to review it. Additionally, since the completion of certain transmission projects, the LPSC staff issued supplemental data requests addressing the prudence of Entergy Louisiana’s expenditures in connection with those projects. Entergy Louisiana responded to all such requests. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2018 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objection/reservation pertaining to test year expenses billed from Entergy Services to Entergy Louisiana and outstanding issues from the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

Commercial operation at Lake Charles Power Station commenced in March 2020. In March 2020, Entergy Louisiana filed an update to its 2018 formula rate plan evaluation report to include the estimated first-year revenue requirement of $108 million associated with the Lake Charles Power Station. The resulting interim adjustment to rates became effective with the first billing cycle of April 2020.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In November 2020, Entergy Louisiana accepted ownership of the Washington Parish Energy Center and filed an update to its 2019 formula rate plan evaluation report to include the estimated first-year revenue requirement of $35 million associated with the Washington Parish Energy Center. The resulting interim adjustment to rates became effective with the first billing cycle of December 2020. In January 2021, Entergy Louisiana filed an update to its 2019 formula rate plan evaluation report to include the implementation of a scheduled step-up in its nuclear decommissioning revenue requirement and a true-up for under-collections of nuclear decommissioning expenses. The total rate adjustment increased formula rate plan revenues by approximately $1.2 million. The resulting interim adjustment to rates became effective with the first billing cycle of February 2021.

Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana sought to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed formula rate plan extension. In May 2021 the LPSC approved the uncontested settlement. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

2020 Formula Rate Plan Filing

In June 2021, Entergy Louisiana filed its formula rate plan evaluation report for its 2020 calendar year operations. The 2020 test year evaluation report produced an earned return on common equity of 8.45%, with a base formula rate plan revenue increase of $63 million. Certain reductions in formula rate plan revenue driven by lower sales volumes, reductions in capacity cost and net MISO cost, and higher credits resulting from the Tax Cuts and Jobs Act offset the base formula rate plan revenue increase, leading to a net increase in formula rate plan revenue of $50.7 million. The report also included multiple new adjustments to account for, among other things, the calculation of distribution recovery mechanism revenues. The effects of the changes to total formula rate plan revenue were different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues increased by $27 million and legacy Entergy Gulf States Louisiana formula rate plan revenues increased by $23.7 million. Subject to refund and LPSC review, the resulting changes became effective for bills rendered during the first billing cycle of September 2021. Discovery commenced in the proceeding. In August 2021, Entergy Louisiana submitted an update to its evaluation report to account for various changes. Relative to the June 2021 filing, the total formula rate plan revenue increased by $14.2 million to an updated total of $64.9 million. Legacy Entergy Louisiana formula rate plan revenues increased by $32.8 million and legacy Entergy Gulf States Louisiana formula rate plan revenues increased by $32.1 million. The results of the 2020 test year evaluation report bandwidth calculation were unchanged as there was no change in the earned return on common equity of 8.45%. In September 2021 the LPSC staff filed a letter with a general statement of objections/reservations because it had not completed its review and indicated it would update the letter once its review was complete. Should the parties be unable to resolve any objections, those issues will be set for hearing, with recovery of the associated costs subject to refund.

2021 Formula Rate Plan Filing

In May 2022, Entergy Louisiana filed its formula rate plan evaluation report for its 2021 calendar year operations. The 2021 test year evaluation report produced an earned return on common equity of 8.33%, with a base formula rate plan revenue increase of $65.3 million. Other increases in formula rate plan revenue driven by reductions in Tax Cut and Jobs Act credits and additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism are partly offset by an increase in net MISO revenues, leading to a net increase in formula rate plan revenue of $152.9 million. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues increased by $86 million and legacy Entergy Gulf States Louisiana formula rate plan revenues increased by $66.9 million. In August 2022 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2020 formula rate plan filings, utilizing the extraordinary cost mechanism to address one-time changes such as state tax rate changes, and failing to include an adjustment for revenues not received as a result of Hurricane Ida. Subject to refund and LPSC review, the resulting changes to formula rate plan revenues became effective for bills rendered during the first billing cycle of September 2022.

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

Entergy Louisiana, LLC and Subsidiaries
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

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021, Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. The final amount of incremental fuel costs is subject to change through the resettlement process. At its April 2021 meeting, the LPSC authorized its staff to review the prudence of the February 2021 fuel costs incurred by all LPSC-jurisdictional utilities, including both gas and electric utilities. At its June 2021 meeting, the LPSC approved the hiring of consultants to assist its staff in this review. In May 2022 the LPSC staff issued an audit report regarding Entergy Louisiana’s fuel adjustment clause charges (for its electric operations) recommending no financial disallowances, but including several prospective recommendations. Responsive testimony was filed by one intervenor and the parties agreed to suspend any procedural schedule and move toward settlement discussions to close the matter. Also in May 2022 the LPSC staff issued an audit report regarding Entergy Louisiana’s purchased gas adjustment charges (for its gas operations) that did not propose any financial disallowances. The LPSC staff and Entergy Louisiana submitted a joint report on the audit report and draft order to the LPSC concluding that Entergy Louisiana’s gas distribution operations and fuel costs were not significantly adversely affected by the February 2021 winter storms and the resulting increase in natural gas prices. The LPSC issued an order approving the joint report in October 2022.

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

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-pay was extended until the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that had not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of December 31, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Nuclear Matters

Entergy Louisiana owns and, through an affiliate, operates the River Bend and Waterford 3 nuclear power plants. Entergy Louisiana is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, including the financial requirements to address emerging issues related to equipment reliability, to position Entergy’s nuclear fleet to meet its operational goals; the performance and capacity factors of these nuclear plants; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of River Bend or Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. Waterford 3’s operating license expires in 2044 and River Bend’s operating license expires in 2045.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. River Bend is currently in Column 1, and Waterford 3 is currently in Column 2.

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022; however, Waterford 3 is expected to remain in Column 2 until third quarter 2023 based on a subsequent radiation monitor calibration issue.

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

Actuarial Assumption	Change in Assumption	Impact on 2023 Qualified Pension Cost	Impact on 2022 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,554	$29,524
Rate of return on plan assets	(0.25%)	$2,785	$—
Rate of increase in compensation	0.25%	$1,276	$6,545

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2023 Postretirement Benefit Cost	Impact on 2022 Accumulated postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$273	$4,653
Health care cost trend	0.25%	$750	$3,868

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Louisiana in 2022 was $100.6 million, including $58.6 million in settlement costs.  Entergy Louisiana anticipates 2023 qualified pension cost to be $29.2 million.  Entergy Louisiana contributed $53.7 million to its qualified pension plans in 2022 and estimates pension contributions will be approximately $44.6 million in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2022 were $6 million.  Entergy Louisiana expects 2023 postretirement health care and life insurance benefit costs of approximately $1.4 million.  Entergy Louisiana contributed $16.2 million to its other postretirement plans in 2022 and estimates that 2023 contributions will be approximately $15.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity (pages 370 through 376 and applicable items in pages 53 through 245), for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Rate and Regulatory Matters —Entergy Louisiana, LLC and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Louisiana Public Service Commission (the “LPSC”), which has jurisdiction with respect to the rates of electric companies in Louisiana, and to wholesale rate regulation by the Federal Energy Regulatory Commission (“FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs, and refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the LPSC and the FERC involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
•    We read relevant regulatory orders issued by the LPSC and the FERC for the Company, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the LPSC’s and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•    For regulatory matters in process, we inspected the Company’s filings with the LPSC and the FERC, including the annual formula rate plan filing, and considered the filings with the LPSC and the FERC by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•     We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

Securitization Financing - Storm Cost Recovery Filings with Retail Regulators —Entergy Louisiana, LLC and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Hurricane Laura, Hurricane Delta, and Hurricane Zeta in 2020 and Winter Storm Uri and Hurricane Ida in 2021 caused significant damage to portions of the Company’s service area within the state of Louisiana. In March 2022, the LPSC issued a Financing Order authorizing financing of $3.186 billion of system restoration costs utilizing the securitization process authorized by Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021 (“Act 55, as supplemented by Act 293”). In May 2022, the securitization financing closed, resulting in the issuance of $3.194 billion principal amount bonds by Louisiana Local Government Environmental Facilities and Community Development Authority (“LCDA”), a political subdivision of the State of Louisiana. The LCDA loaned the proceeds to the Louisiana Utilities Restoration Corporation (“LURC”), and the

LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust I (the “storm trust”). The Company and the LURC each hold beneficial interests in the storm trust.

The Company does not report the bonds issued by the LCDA on its balance sheet because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The Company collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. The Company does not report the collection of system restoration charges as revenue because the Company is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial. The Company consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as a noncontrolling interest in the financial statements.

We identified management’s conclusion that the bonds issued by the LCDA are the obligation of the LCDA as a critical audit matter due to the significant judgments made by management to support its conclusion. Auditing management’s judgments involved especially subjective judgment and specialized knowledge of accounting for securitization financing transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Act 55, as supplemented by Act 293, securitization financing included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the accounting impact of this securitization financing transaction, including the conclusion that the bonds issued by the LCDA are the obligation of the LCDA.
•We evaluated the Company’s disclosures related to the impacts of the Act 55, as supplemented by Act 293, securitization financing, including the balances recorded.
•We read relevant regulatory and financing orders issued by the LPSC for the Company, the LURC, and the LCDA, and evaluated the external information to compare to management’s conclusions.
•We obtained an analysis from management and support from the Company’s internal and external legal counsel regarding the legal status of the bonds issued by the LCDA and the system restoration property granted to the LURC to assess management’s assertion that the bonds issued by the LCDA are the obligation of the LCDA.
•With the assistance of professionals in our firm having expertise and experience in addressing the accounting for securitization financing transactions by regulated utilities, we evaluated the Company’s conclusion, including the conclusion that the bonds issued by the LCDA are the obligation of the LCDA.

Uncertain Tax Positions —Entergy Louisiana, LLC and Subsidiaries — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company accounts for uncertain income tax positions under a two-step approach with a more likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. The Company has uncertain tax positions which require management to make significant judgments and assumptions to determine whether available information supports the assertion that the recognition threshold is met, particularly related to the technical merits and facts and circumstances of each position, as well as the probability of different potential outcomes. These uncertain tax positions could be significantly affected by events such as additional transactions contemplated or consummated by the Company as well as audits by taxing authorities of the tax positions. The net unrecognized tax benefit associated with the uncertain tax positions related to the Act 55, as supplemented by Act 293, securitization financing is $586 million at December 31, 2022. The securitization provides for a tax accounting permanent difference resulting in a net reduction of income tax expense in second quarter 2022 of approximately $290 million, after taking into account a provision for uncertain tax positions.

Given the significant judgments made by management, we identified management’s conclusion that these uncertain tax positions met the more-likely-than-not recognition threshold as a critical audit matter. Auditing management’s judgments regarding these uncertain tax positions involved specialized knowledge of uncertain tax positions and significant auditor judgment to evaluate the subjectivity of audit evidence.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertain tax positions included the following, among others:

•We tested the effectiveness of controls related to uncertain tax positions, including those over the recognition and measurement of the income tax benefits.
•We evaluated the Company’s disclosures, and the balances recorded, related to uncertain tax positions.
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
•Obtaining an opinion from the Company’s external legal counsel regarding certain federal income tax consequences related to the Act 55, as supplemented by Act 293 securitization financing and evaluating whether the analysis was consistent with our interpretation of the relevant laws and circumstances.
•Considering the impact of changes or settlements in the tax environment on management’s methods and assumptions used to estimate the uncertain tax positions.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2023

We have served as the Company’s auditor since 2001.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING REVENUES
Electric	$6,246,933	$4,994,459	$4,019,063
Natural gas	91,835	73,989	50,799
TOTAL	6,338,768	5,068,448	4,069,862

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,002,456	1,302,291	700,152
Purchased power	1,076,715	768,546	596,480
Nuclear refueling outage expenses	59,698	49,373	55,305
Other operation and maintenance	1,139,605	1,034,427	969,630
Decommissioning	72,122	68,575	65,225
Taxes other than income taxes	241,908	224,079	208,902
Depreciation and amortization	695,204	656,132	609,931
Other regulatory charges (credits) - net	148,871	38,245	(584)
TOTAL	5,436,579	4,141,668	3,205,041

OPERATING INCOME	902,189	926,780	864,821

OTHER INCOME
Allowance for equity funds used during construction	26,252	28,648	38,151
Interest and investment income (loss)	(69,144)	154,606	98,033
Interest and investment income - affiliated	185,826	127,594	127,594
Miscellaneous - net	9,824	(125,886)	(116,366)
TOTAL	152,758	184,962	147,412

INTEREST EXPENSE
Interest expense	373,480	350,227	331,352
Allowance for borrowed funds used during construction	(11,550)	(12,878)	(19,147)
TOTAL	361,930	337,349	312,205

INCOME BEFORE INCOME TAXES	693,017	774,393	700,028

Income taxes	(162,853)	120,409	(382,324)

NET INCOME	855,870	653,984	1,082,352

Net income attributable to noncontrolling interest	1,366	—	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$854,504	$653,984	$1,082,352

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

Net Income	$855,870	$653,984	$1,082,352

Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $17,351, $1,523, and ($83))	47,092	3,951	(235)
Other comprehensive income (loss)	47,092	3,951	(235)

Comprehensive Income	902,962	657,935	1,082,117
Net income attributable to noncontrolling interest	1,366	—	—
Comprehensive Income Applicable to Member's Equity	$901,596	$657,935	$1,082,117

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$855,870	$653,984	$1,082,352
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	852,521	818,389	783,616
Deferred income taxes, investment tax credits, and non-current taxes accrued	(70,379)	175,700	(356,256)
Changes in working capital:
Receivables	(53,434)	(58,466)	(79,451)
Fuel inventory	1,099	7,722	(9,067)
Accounts payable	(207,949)	358,536	160,659
Taxes accrued	(28,244)	21,631	50,576
Interest accrued	8,284	803	4,505
Deferred fuel costs	(113,809)	(43,124)	(57,895)
Other working capital accounts	(103,571)	(45,517)	(76,284)
Changes in provisions for estimated losses	291,824	(449)	(295,480)
Changes in other regulatory assets	720,487	(1,050,600)	(410,855)
Changes in other regulatory liabilities	(4,783)	(16,478)	71,698
Effect of securitization on regulatory asset	(1,190,338)	—	—
Changes in pension and other postretirement liabilities	(139,067)	(164,263)	12,199
Other	358,997	394,658	192,669
Net cash flow provided by operating activities	1,177,508	1,052,526	1,072,986
INVESTING ACTIVITIES
Construction expenditures	(2,568,113)	(3,621,775)	(1,960,787)
Allowance for equity funds used during construction	26,252	28,648	38,151
Nuclear fuel purchases	(122,020)	(85,419)	(92,831)
Proceeds from the sale of nuclear fuel	37,648	13,254	44,511
Payments to storm reserve escrow account	(1,293,633)	—	(1,488)
Receipts from storm reserve escrow account	1,000,228	—	297,363
Purchase of preferred membership interests of affiliate	(3,163,572)	—	—
Redemption of preferred membership interests of affiliate	1,390,587	—	—
Changes in securitization account	—	2,700	951
Proceeds from nuclear decommissioning trust fund sales	633,100	944,703	347,021
Investment in nuclear decommissioning trust funds	(667,947)	(1,004,888)	(372,227)
Changes in money pool receivable - net	14,539	(1,113)	(13,426)
Proceeds from sale of assets	5,000	15,000	—
Payment for purchase of assets	—	—	(236,999)
Increase in other investments	(5,475)	—	—
Litigation proceeds from settlement agreement	5,695	—	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	8,691	5,090
Net cash flow used in investing activities	(4,707,711)	(3,700,199)	(1,944,671)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,942,771	3,769,166	3,675,083
Retirement of long-term debt	(3,167,832)	(1,895,091)	(1,962,635)
Proceeds from trust related to securitization	3,163,572	—	—
Capital contribution from parent	1,000,000	125,000	—
Changes in money pool payable - net	226,114	—	(82,826)
Common equity distributions paid	(624,000)	(60,000)	(21,500)
Other	27,618	(849)	(10,423)
Net cash flow provided by financing activities	3,568,243	1,938,226	1,597,699
Net increase (decrease) in cash and cash equivalents	38,040	(709,447)	726,014
Cash and cash equivalents at beginning of period	18,573	728,020	2,006
Cash and cash equivalents at end of period	$56,613	$18,573	$728,020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$353,697	$337,926	$318,352
Income taxes	($82,463)	($18,453)	($14,714)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2022	2021
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$50,318	$195
Temporary cash investments	6,295	18,378
Total cash and cash equivalents	56,613	18,573
Accounts receivable:
Customer	339,291	355,265
Allowance for doubtful accounts	(7,595)	(29,231)
Associated companies	88,896	96,539
Other	53,241	36,674
Accrued unbilled revenues	199,077	174,768
Total accounts receivable	672,910	634,015
Deferred fuel costs	159,183	45,374
Fuel inventory	41,859	42,958
Materials and supplies - at average cost	555,860	485,325
Deferred nuclear refueling outage costs	53,833	39,582
Prepayments and other	76,646	44,187
TOTAL	1,616,904	1,310,014

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	3,163,572	1,390,587
Decommissioning trust funds	1,779,090	2,114,523
Storm reserve escrow account	293,406	—
Non-utility property - at cost (less accumulated depreciation)	350,723	337,247
Other	19,679	13,744
TOTAL	5,606,470	3,856,101

UTILITY PLANT
Electric	27,498,136	28,055,038
Natural gas	301,719	285,006
Construction work in progress	736,969	847,924
Nuclear fuel	212,941	209,418
TOTAL UTILITY PLANT	28,749,765	29,397,386
Less - accumulated depreciation and amortization	10,087,942	9,860,252
UTILITY PLANT - NET	18,661,823	19,537,134

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	2,056,179	2,776,666
Deferred fuel costs	168,122	168,122
Other	35,057	27,801
TOTAL	2,259,358	2,972,589

TOTAL ASSETS	$28,144,555	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2022	2021
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$1,010,000	$200,000
Accounts payable:
Associated companies	356,688	183,172
Other	589,355	1,481,902
Customer deposits	161,666	150,697
Taxes accrued	36,004	64,248
Interest accrued	101,336	93,052
Current portion of unprotected excess accumulated deferred income taxes	—	24,291
Other	72,525	68,995
TOTAL	2,327,574	2,266,357

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,374,878	2,433,854
Accumulated deferred investment tax credits	97,868	102,588
Regulatory liability for income taxes - net	337,836	313,693
Other regulatory liabilities	1,037,962	1,042,597
Decommissioning	1,736,801	1,653,198
Accumulated provisions	316,314	24,490
Pension and other postretirement liabilities	389,631	528,213
Long-term debt	9,688,922	10,714,346
Other	343,321	415,930
TOTAL	16,323,533	17,228,909

Commitments and Contingencies

EQUITY
Member’s equity	9,406,343	8,172,294
Accumulated other comprehensive income	55,370	8,278
Noncontrolling interest	31,735	—
TOTAL	9,493,448	8,180,572

TOTAL LIABILITIES AND EQUITY	$28,144,555	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

	Noncontrolling Interest	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2019	$—	$6,392,556	$4,562	$6,397,118
Net income	—	1,082,352	—	1,082,352
Other comprehensive loss	—	—	(235)	(235)
Common equity distributions	—	(21,500)	—	(21,500)
Other	—	(47)	—	(47)
Balance at December 31, 2020	$—	$7,453,361	$4,327	$7,457,688
Net income	—	653,984	—	653,984
Other comprehensive income	—	—	3,951	3,951
Common equity distributions	—	(60,000)	—	(60,000)
Other	—	(51)	—	(51)
Balance at December 31, 2021	$—	$8,172,294	$8,278	$8,180,572
Net income	1,366	854,504	—	855,870
Other comprehensive income	—	—	47,092	47,092
Beneficial interest in storm trust	31,636	—	—	31,636
Non-cash contribution from parent	—	3,597	—	3,597
Capital contribution from parent	—	1,000,000	—	1,000,000
Common equity distributions	—	(624,000)	—	(624,000)
Distribution to LURC	(1,267)	—	—	(1,267)
Other	—	(52)	—	(52)
Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2022 Compared to 2021

Earnings Applicable to Member’s Equity

Earnings increased $30.8 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher interest expense.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2022 to 2021.

Amount
(In Millions)
2021 operating revenues	$1,406.3
Fuel, rider, and other revenues that do not significantly affect net income	172.2
Retail electric price	56.8
Volume/weather	25.6
Retail one-time bill credit	(36.7)
2022 operating revenues	$1,624.2

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

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to retail customers during the September 2022 billing cycle as a result of the System Energy settlement agreement with the MPSC. There is no effect on net income as the reduction in operating revenues was offset by a credit to fuel and purchased power expenses. See Note 2 to the financial statements for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Mississippi for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	5,679	5,494	3
Commercial	4,586	4,455	3
Industrial	2,359	2,287	3
Governmental	414	409	1
Total retail	13,038	12,645	3
Sales for resale:
Non-associated companies	2,914	4,364	(33)
Total	15,952	17,009	(6)

See Note 19 to the financial statements for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.7 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher safety and training costs, and higher reliability costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•$3.3 million in amortization of the bad debt expense deferral resulting from the COVID-19 pandemic. See Note 2 to the financial statements for discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $2.7 million in energy efficiency expenses primarily due to higher energy efficiency costs;
•an increase of $2.3 million in customer service center support costs primarily due to higher contract costs; and
•several individually insignificant items.

The increase was partially offset by a decrease of $2.2 million as a result of the amount of transmission costs allocated by MISO.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:
•regulatory credits of $22.6 million, recorded in third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding and regulatory credits of $18.2 million, recorded in the fourth quarter 2022, to reflect that the 2022 estimated earned return was below the formula bandwidth. See Note 2 to the financial statements for discussion of the formula rate plan filings; and
•regulatory credits of $19.9 million, recorded in the second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding and regulatory credits of $19 million, recorded in the fourth quarter 2021, to reflect that the 2021 earned return was below the formula bandwidth. See Note 2 to the financial statements for discussion of the formula rate plan filings.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Interest expense increased primarily due to:

•the issuance of $200 million of 2.55% Series mortgage bonds in November 2021;
•the $150 million unsecured term loan drawn in June 2022;
•borrowings of $100 million in 2022 on Entergy Mississippi’s credit facility, which were repaid in 2022; and
•the issuance of $200 million of 3.50% Series mortgage bonds in March 2021.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Sunflower Solar facility under HLBV accounting. Entergy Mississippi recorded regulatory charges of $21.4 million in 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements for discussion of the HLBV method of accounting.
The effective income tax rates were 23.7% for 2022 and 21.4% for 2021. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of results of operations for 2021 compared to 2020.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$47,627	$18	$51,601

Net cash provided by (used in):
Operating activities	405,649	350,960	300,314
Investing activities	(620,740)	(686,654)	(530,762)
Financing activities	184,443	383,303	178,865
Net increase (decrease) in cash and cash equivalents	(30,648)	47,609	(51,583)

Cash and cash equivalents at end of period	$16,979	$47,627	$18

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2022 Compared to 2021

Operating Activities

Net cash flow provided by operating activities increased $54.7 million in 2022 primarily due to:

•the receipt of $235 million in settlement proceeds, of which $198.3 million was applied to the under-recovered deferred fuel balance. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery and the System Energy settlement agreement with the MPSC;
•higher collections from customers; and
•a decrease of $23.6 million in storm spending in 2022, primarily due to Winter Storm Uri restoration efforts in 2021.

The increase was partially offset by:

•increased fuel costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•payments to vendors, including timing and an increase in cost of operations;
•an increase of $19.6 million in pension contributions in 2022. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding; and
•a decrease of $14.3 million in income tax refunds in 2022. Entergy Mississippi received income tax refunds in 2022 and 2021, each in accordance with an intercompany income tax allocation agreement.

Investing Activities

Net cash flow used in investing activities decreased $65.9 million in 2022 primarily due to:

•a decrease of $94.7 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022 and lower spending in 2022 on advanced metering infrastructure;
•money pool activity; and
•a decrease of $26.9 million in transmission construction expenditures primarily due to a lower scope of work performed in 2022 as compared to 2021.

The decrease was partially offset by the initial payment of approximately $105.1 million in May 2022 for the purchase of the Sunflower Solar facility by a consolidated tax equity partnership. See Note 14 to the financial statements for discussion of the Sunflower Solar facility purchase.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $13.6 million in 2022 compared to increasing by $40.5 million in 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $198.9 million in 2022 primarily due to the issuance of $200 million of 3.50% Series mortgage bonds in March 2021 and the issuance of $200 million of 2.55% Series first mortgage bonds in November 2021.

The decrease was partially offset by:

•proceeds received in June 2022 from a $150 million unsecured term loan due December 2023;

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•a capital contribution of $9.6 million received in May 2022 from the noncontrolling tax equity investor in MS Sunflower Partnership, LLC and used by the partnership for initial payment in the acquisition of the Sunflower Solar facility. See Note 14 to the financial statements for discussion of the Sunflower Solar facility purchase;
•a capital contribution of $15.1 million received in December 2022 from the noncontrolling tax equity investor in MS Sunflower Partnership, LLC which will be used by the partnership for final payment in the acquisition of the Sunflower Solar facility in 2023. See Note 14 to the financial statements for discussion of the Sunflower Solar facility purchase; and
•money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased $16.5 million in 2021.

See Note 5 to the financial statements for details on long-term debt.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of operating, investing, and financing cash flow activities for 2021 compared to 2020.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	December 31, 2022	December 31, 2021
Debt to capital	53.4%	54.3%
Effect of subtracting cash	(0.2%)	(0.5%)
Net debt to net capital (non-GAAP)	53.2%	53.8%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  The net debt to net capital ratio is a non-GAAP measure. Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Mississippi seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Mississippi may issue incremental debt or reduce distributions, to the extent funds are legally available to do so, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as financing of large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Mississippi may receive equity contributions to maintain its capital structure.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy Mississippi requires capital resources for:

•construction and other capital investments;
•debt maturities or retirements;
•working capital purposes, including the financing of fuel and purchased power costs; and
•distributions and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2023	2024	2025
	(In Millions)
Planned construction and capital investment:
Generation	$85	$75	$370
Transmission	60	80	90
Distribution	255	280	215
Utility Support	65	30	40
Total	$465	$465	$715

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes investments in generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Following are the amounts of Entergy Mississippi’s existing debt and lease obligations (includes estimated interest payments).

	2023	2024	2025	2026-2027	After 2027
	(In Millions)
Long-term debt (a)	$480	$167	$66	$281	$2,912
Operating leases (b)	$7	$6	$5	$5	$2
Finance leases (b)	$2	$2	$2	$2	$1

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Mississippi currently expects to contribute approximately $21.1 million to its qualified pension plans and approximately $136 thousand to other postretirement health care and life insurance plans in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Mississippi has $42.6 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Sunflower Solar

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility to be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project was being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. In December 2018, Entergy Mississippi filed a joint petition with Sunflower County Solar Project with the MPSC for Sunflower County Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar facility.  In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised in August 2019 by consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions, including: (i) that Entergy Mississippi pursue a tax equity partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. In April 2022, Entergy Mississippi confirmed mechanical completion of the Sunflower Solar facility. Pursuant to the MPSC’s April 2020 order, MS Sunflower Partnership, LLC was formed for the tax equity partnership with Entergy Mississippi as its managing member. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. In November 2022 the MPSC approved Entergy Mississippi’s July 2022 compliance filing and authorized the recovery of the costs of the Sunflower Solar facility through the interim capacity rate adjustment mechanism in the formula rate plan with rates effective in December 2022. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. Also, commercial operation at the Sunflower Solar facility commenced in September 2022. Pending the remediation of certain operational issues, final payment is expected in first quarter 2023. See Note 14 to the financial statements for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2022	2021	2020	2019
(In Thousands)
$26,879	$40,456	($16,516)	$44,693

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $95 million scheduled to expire in April 2023. As of December 31, 2022, there were no cash borrowings outstanding under these credit facilities. Also, Entergy Mississippi has a credit facility in the amount of $150 million scheduled to expire in July 2024. As of December 31, 2022, there were no cash borrowings outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of December 31, 2022, $6.7 million in MISO letters of credit and $1 million in non-MISO letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Mississippi obtained authorization from the FERC through October 2023 for short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.

Entergy Mississippi had $33.5 million in its storm reserve escrow account at December 31, 2022.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Mississippi charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Mississippi is regulated, and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the MPSC, is primarily responsible for approval of the rates charged to customers.

Filings with the MPSC

Retail Rates

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

2023 Formula Rate Plan Filing

Entergy Mississippi plans to file its look-back evaluation report in March 2023 that will compare actual 2022 results to the performance-adjusted allowed return on rate base. In fourth quarter 2022, Entergy Mississippi recorded a regulatory asset of $18.2 million in connection with the look-back feature of the formula rate plan to reflect that the 2022 estimated earned return was below the formula bandwidth.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Net Metering Rulemaking

Pursuant to a mandatory reopener provision in its net metering rule, the MPSC opened a docket to review the efficacy and fairness of its existing net metering rule. In July 2022 the MPSC issued an order adopting revisions to its net metering rule. Among other things, the amended rule requires utilities to calculate avoided cost using daytime energy production, grandfathers a 2.5 cents per kWh distributed generation benefits adder for 25 years, and expands eligibility for the 2 cents per kWh low-income benefits adder to households up to 250% of the federal poverty level and grandfathers that adder for 25 years. The amended rule expands meter aggregation to include systems up to 3 MW alternating current and to any additional meters within the same electric utility service territory. The amended rule also increases the 3% net metering participation cap to 4% and requires that utilities seek MPSC approval prior to refusing additional net generation requests. The MPSC also directs utilities to make rate filings implementing rebates for distributed generation facilities. Because of the size and number of customers eligible under this new rule, there is a risk of loss of load and the shifting of costs to customers. In August 2022, Entergy Mississippi filed a motion for rehearing on the proposed net metering rule, which the MPSC granted. A hearing on the proposed rule was held in September 2022. In October 2022 the MPSC adopted an amended rule, which will now be known as the Distributed Generation Rule. In the Distributed Generation Rule, all provisions permitting meter aggregation were struck. The Distributed Generation Rule maintains the 3% net metering participation cap. The Distributed Generation Rule grandfathers a 2.5 cents per kWh distributed generation benefits adder for 25 years and expands eligibility for the 2 cents per kWh low-income benefits adder to households up to 225% of the federal poverty level and grandfathers that adder for 25 years. The Distributed Generation Rule also directs utilities to make rate filings implementing up-front incentives for distributed generating systems and demand response battery systems, and to establish a public K-12 solar for schools program.

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that had not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and included those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. Entergy Mississippi began recovery of the bad debt expense deferral resulting from the COVID-19 pandemic over a three-year period with implementation of the interim formula rate plan rates in April 2022. As of December 31, 2022, Entergy Mississippi had a remaining regulatory asset of $9.8 million for costs associated with the COVID-19 pandemic.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

See “Complaints Against System Energy - System Energy Settlement with the MPSC” in Note 2 to the financial statements for discussion of the settlement agreement filed with the FERC in June 2022. The settlement, which was contingent upon FERC approval, provides for a refund of $235 million from System Energy to Entergy Mississippi. In July 2022 the MPSC directed the disbursement of settlement proceeds, ordering Entergy Mississippi to provide a one-time $80 bill credit to each of its approximately 460,000 retail customers to be effective during the September 2022 billing cycle, and to apply the remaining proceeds to Entergy Mississippi’s under-recovered deferred fuel balance. In accordance with the MPSC’s directive, Entergy Mississippi provided approximately $36.7 million in customer bill credits as a result of the settlement. In November 2022, Entergy Mississippi applied the remaining settlement proceeds in the amount of approximately $198.3 million to Entergy Mississippi’s under-recovered deferred fuel balance. In November 2022 the FERC issued an order approving the System Energy settlement with the MPSC.

Entergy Mississippi had a deferred fuel balance of approximately $291.7 million under the energy cost recovery rider as of July 31, 2022, along with an over-recovery balance of $51.1 million under the power management rider. Without further action, Entergy Mississippi anticipated a year-end deferred fuel balance of approximately $200 million after application of a portion of the System Energy settlement proceeds, as discussed above. In September 2022, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider. Entergy Mississippi proposed five monthly incremental adjustments to the net energy cost factor designed to collect the under-recovered fuel balance as of July 31, 2022 and to reflect the recovery of a higher natural gas price. Entergy Mississippi also proposed five monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance as of July 31, 2022. In October 2022 the MPSC approved modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider. The MPSC approved dividing the energy cost recovery rider interim adjustment into two components that would allow Entergy Mississippi to 1) recover a natural gas fuel rate that is better aligned with current prices and 2) recover the estimated under-recovered deferred fuel balance as of September 30, 2022 over a period of 20 months. The MPSC approved six monthly incremental adjustments to the net energy cost factor designed to reflect the recovery of a higher natural gas price. The MPSC also approved six monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance. In accordance with the order of the MPSC, Entergy Mississippi did not file an annual redetermination of the energy cost recovery rider or the power management rider in November 2022. Entergy Mississippi’s November 2023 annual redetermination will not reflect any part of the estimated under-recovered deferred fuel balance as of September 30, 2022; it will

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
only reflect any over/under recovery that accumulates after September 2022. The November 2024 annual redetermination will include the total deferred fuel balance, including any over- or under-recovery of the deferred fuel balance as of September 30, 2022.

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

Entergy Mississippi, LLC and Subsidiaries
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

Actuarial Assumption	Change in Assumption	Impact on 2023 Qualified Pension Cost	Impact on 2022 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$364	$7,086
Rate of return on plan assets	(0.25%)	$719	$—
Rate of increase in compensation	0.25%	$303	$1,533

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2023 Postretirement Benefit Cost	Impact on 2022 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$27	$1,138
Health care cost trend	0.25%	$84	$982

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Mississippi in 2022 was $29.2 million, including $15.8 million in settlement costs. Entergy Mississippi anticipates 2023 qualified pension cost to be $9 million.  Entergy Mississippi contributed $33.3 million to its qualified pension plans in 2022 and estimates 2023 pension contributions will be

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
approximately $21.1 million, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2022 was $4.4 million. Entergy Mississippi expects 2023 postretirement health care and life insurance benefit income of approximately $2.5 million. Entergy Mississippi contributed $759 thousand to its other postretirement plan in 2022 and estimates 2023 contributions will be approximately $136 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Mississippi, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Mississippi, LLC and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, cash flows and changes in equity (pages 394 through 398 and applicable items in pages 53 through 245), for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Rate and Regulatory Matters —Entergy Mississippi, LLC and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Mississippi Public Service Commission (the “MPSC”), which has jurisdiction with respect to the rates of electric companies in Mississippi, and to wholesale rate regulation by the Federal Energy Regulatory Commission (“FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the MPSC and the FERC, involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
•We read relevant regulatory orders issued by the MPSC and the FERC for the Company, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the MPSC’s and FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
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

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2023

We have served as the Company’s auditor since 2001.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING REVENUES
Electric	$1,624,234	$1,406,346	$1,247,854

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	252,760	181,511	187,087
Purchased power	322,674	298,034	240,471
Other operation and maintenance	314,902	298,129	288,543
Taxes other than income taxes	137,541	111,712	101,525
Depreciation and amortization	246,063	226,545	209,252
Other regulatory charges (credits) - net	38,017	5,913	(15,219)
TOTAL	1,311,957	1,121,844	1,011,659

OPERATING INCOME	312,277	284,502	236,195

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	6,125	8,101	6,726
Interest and investment income	508	53	272
Miscellaneous - net	(3,619)	(8,791)	(9,253)
TOTAL	3,014	(637)	(2,255)

INTEREST EXPENSE
Interest expense	86,960	75,124	68,945
Allowance for borrowed funds used during construction	(2,800)	(3,416)	(2,778)
TOTAL	84,160	71,708	66,167

INCOME BEFORE INCOME TAXES	231,131	212,157	167,773

Income taxes	54,864	45,323	27,190

NET INCOME	176,267	166,834	140,583

Net loss attributable to noncontrolling interest	(21,355)	—	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$197,622	$166,834	$140,583

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING ACTIVITIES
Net income	$176,267	$166,834	$140,583
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	246,063	226,545	209,252
Deferred income taxes, investment tax credits, and non-current taxes accrued	54,850	64,868	36,827
Changes in assets and liabilities:
Receivables	(65,843)	10,260	(1,889)
Fuel inventory	(5,237)	6,806	(1,978)
Accounts payable	49,101	27,068	22,794
Taxes accrued	18,632	(1,811)	17,423
Interest accrued	925	(3,606)	1,989
Deferred fuel costs	(21,333)	(136,569)	(55,711)
Other working capital accounts	2,632	(9,522)	630
Provisions for estimated losses	(519)	(8,476)	(3,517)
Other regulatory assets	(57,028)	4,909	(89,369)
Other regulatory liabilities	20,165	21,930	(18,672)
Pension and other postretirement liabilities	(35,299)	(51,828)	11,319
Other assets and liabilities	22,273	33,552	30,633
Net cash flow provided by operating activities	405,649	350,960	300,314
INVESTING ACTIVITIES
Construction expenditures	(534,020)	(654,352)	(555,287)
Allowance for equity funds used during construction	6,125	8,101	6,726
Payment for purchase of assets	(105,149)	—	(28,612)
Changes in money pool receivable - net	13,577	(40,456)	44,692
Other	(1,273)	53	1,719
Net cash flow used in investing activities	(620,740)	(686,654)	(530,762)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	249,266	398,284	165,385
Retirement of long-term debt	(100,000)	—	—
Capital contributions from noncontrolling interest	24,702	—	—
Changes in money pool payable - net	—	(16,516)	16,516
Common equity distributions paid	—	—	(10,000)
Other	10,475	1,535	6,964
Net cash flow provided by financing activities	184,443	383,303	178,865
Net increase (decrease) in cash and cash equivalents	(30,648)	47,609	(51,583)
Cash and cash equivalents at beginning of period	47,627	18	51,601
Cash and cash equivalents at end of period	$16,979	$47,627	$18
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$83,291	$76,245	$64,536
Income taxes	($5,396)	($19,672)	($8,084)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2022	2021
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$29
Temporary cash investments	16,953	47,598
Total cash and cash equivalents	16,979	47,627
Accounts receivable:
Customer	99,504	84,048
Allowance for doubtful accounts	(2,472)	(7,209)
Associated companies	37,673	42,994
Other	34,564	14,609
Accrued unbilled revenues	73,473	56,034
Total accounts receivable	242,742	190,476
Deferred fuel costs	143,211	121,878
Fuel inventory - at average cost	15,548	10,311
Materials and supplies - at average cost	84,346	69,639
Prepayments and other	9,603	6,394
TOTAL	512,429	446,325

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,512	4,527
Escrow accounts	33,549	48,886
Other	910	—
TOTAL	38,971	53,413

UTILITY PLANT
Electric	7,079,849	6,613,109
Construction work in progress	170,191	95,452
TOTAL UTILITY PLANT	7,250,040	6,708,561
Less - accumulated depreciation and amortization	2,264,786	2,127,590
UTILITY PLANT - NET	4,985,254	4,580,971

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	519,460	462,432
Other	22,650	14,248
TOTAL	542,110	476,680

TOTAL ASSETS	$6,078,764	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2022	2021
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$400,000	$—
Accounts payable:
Associated companies	60,532	42,929
Other	176,162	113,000
Customer deposits	89,668	86,167
Taxes accrued	124,905	106,273
Interest accrued	18,208	17,283
Other	38,908	36,731
TOTAL	908,383	402,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	780,030	720,097
Accumulated deferred investment tax credits	14,591	10,913
Regulatory liability for income taxes - net	202,058	212,445
Other regulatory liabilities	79,865	49,313
Asset retirement cost liabilities	7,797	10,315
Accumulated provisions	37,509	38,028
Pension and other postretirement liabilities	23,742	59,065
Long-term debt	1,931,096	2,179,989
Other	53,156	35,273
TOTAL	3,129,844	3,315,438

Commitments and Contingencies

EQUITY
Member's equity	2,037,190	1,839,568
Noncontrolling interest	3,347	—
TOTAL	2,040,537	1,839,568

TOTAL LIABILITIES AND EQUITY	$6,078,764	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2019	$—	$1,542,151	$1,542,151
Net income	—	140,583	140,583
Common equity distributions	—	(10,000)	(10,000)
Balance at December 31, 2020	$—	$1,672,734	$1,672,734
Net income	—	166,834	166,834
Balance at December 31, 2021	$—	$1,839,568	$1,839,568
Net income (loss)	(21,355)	197,622	176,267
Capital contributions from noncontrolling interest	24,702	—	24,702
Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2022 Compared to 2021

Net Income

Net income increased $32.3 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses, a higher effective income tax rate, higher taxes other than income taxes, and higher interest expense.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2022 to 2021:

Amount
(In Millions)
2021 operating revenues	$768.9
Fuel, rider, and other revenues that do not significantly affect net income	147.7
Retail electric price	42.2
Volume/weather	25.8
Retail gas price	12.7
2022 operating revenues	$997.3

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

The retail gas price variance is primarily due to a rate increase effective November 2021 in accordance with the terms of the 2021 formula rate plan filing. See Note 2 to the financial statements for further discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	2,410	2,221	9
Commercial	2,096	1,963	7
Industrial	411	413	—
Governmental	789	750	5
Total retail	5,706	5,347	7
Sales for resale:
Non-associated companies	2,298	2,369	(3)
Total	8,004	7,716	4

See Note 19 to the financial statements for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $10.4 million in power delivery expenses primarily due to higher reliability costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $3.3 million in bad debt expense resulting from the COVID-19 pandemic, including the deferral in 2021 of bad debt expense. See Note 2 to the financial statements for discussion of regulatory activity associated with the COVID-19 pandemic; and
•an increase of $2.1 million in loss provisions.

The increase was partially offset by a decrease of $5.9 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2022, including during plant outages, as compared to 2021.

Taxes other than income taxes increased primarily due to increases in local franchise taxes and increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $90 million of 4.19% Series mortgage bonds and the issuance of $70 million of 4.51% Series mortgage bonds, each in November 2021.

The effective income tax rates were 27.5% for 2022 and 15.7% for 2021. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of results of operations for 2021 compared to 2020.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,862	$26	$6,017

Net cash provided by (used in):
Operating activities	363,763	78,808	64,024
Investing activities	(403,790)	(169,920)	(220,845)
Financing activities	1,629	133,948	150,830
Net increase (decrease) in cash and cash equivalents	(38,398)	42,836	(5,991)

Cash and cash equivalents at end of period	$4,464	$42,862	$26

2022 Compared to 2021

Operating Activities

Net cash flow provided by operating activities increased $285 million in 2022 primarily due to:

•net proceeds of $201.8 million received from the LURC in December 2022 from securitization. See Note 2 to the financial statements for discussion of storm securitization;
•higher collections from customers; and
•the timing of payments to vendors.

The increase was partially offset by increased fuel costs, including the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $233.9 million in 2022 primarily due to:

•a net payment to the storm reserve escrow account of $75 million in 2022 compared to net receipts of $83 million from the storm reserve escrow account in 2021;
•an increase of $16.3 million in transmission construction expenditures primarily due to a higher scope of work on projects performed in 2022 as compared to 2021; and
•money pool activity.

The increase was partially offset by:

•a decrease of $8.5 million in non-nuclear generation construction expenditures primarily due to a lower scope of work on projects performed, including during plant outages, in 2022 as compared to 2021; and

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•a decrease of $6.4 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022 and lower spending on advanced metering infrastructure, partially offset by increased investment in the reliability and infrastructure of Entergy New Orleans’s distribution system. The decrease in storm restoration spending is primarily due to Hurricane Zeta and Hurricane Ida restoration efforts. See “Hurricane Zeta” and “Hurricane Ida” below for discussion of storm restoration efforts.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $110.8 million in 2022 compared to increasing by $36.4 million in 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $132.3 million in 2022 primarily due to the issuance of $90 million of 4.19% Series mortgage bonds and the issuance of $70 million of 4.51% Series mortgage bonds, each in November 2021. The decrease was partially offset by a $15 million advance received in 2022 in anticipation of Entergy New Orleans’s construction of a New Orleans Sewerage and Water Board substation and money pool activity.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $10.2 million in 2021.

See Note 5 to the financial statements for details on long-term debt.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 for discussion of operating, investing, and financing cash flow activities for 2021 compared to 2020.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in equity resulting from retained earnings in 2022.

	December 31, 2022	December 31, 2021
Debt to capital	52.6%	55.4%
Effect of excluding securitization bonds	(0.6%)	(1.0%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	52.0%	54.4%
Effect of subtracting cash	(0.1%)	(1.4%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	51.9%	53.0%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, long-term debt, including the currently maturing portion, and the long-term payable due to an associated company. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy New Orleans uses the debt to capital ratios excluding

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy New Orleans seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, to the extent funds are legally available to do so, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy New Orleans may issue incremental debt or reduce distributions, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as financing of large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy New Orleans may receive equity contributions to maintain its capital structure.

Uses of Capital

Entergy New Orleans requires capital resources for:

•construction and other capital investments;
•working capital purposes, including the financing of fuel and purchased power costs;
•debt maturities or retirements; and
•distribution and interest payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2023	2024	2025
	(In Millions)
Planned construction and capital investment:
Generation	$—	$20	$25
Transmission	15	15	15
Distribution	110	160	145
Utility Support	15	15	20
Total	$140	$210	$205

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes investments in generation projects to modernize, decarbonize, and diversify Entergy New Orleans’s portfolio; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments).

	2023	2024	2025	2026-2027	After 2027
	(In Millions)
Long-term debt (a)	$211	$32	$101	$125	$767
Operating leases (b)	$2	$2	$1	$1	$1
Finance leases (b)	$1	$1	$1	$1	$1

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy New Orleans currently expects to contribute approximately $1.4 million to its qualified pension plan and approximately $193 thousand to other postretirement health care and life insurance plans in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans has $182.8 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Renewables

In July 2018, Entergy New Orleans filed an application with the City Council requesting approval of three utility-scale solar projects totaling 90 MW. The resource additions will allow Entergy New Orleans to make significant progress towards meeting its voluntary commitment to the City Council to add up to 100 MW of renewable energy resources.  The three projects include constructing a self-build solar plant in Orleans Parish with an output of 20 MW, acquiring a 50 MW solar facility in Washington Parish through a build-own-transfer acquisition, and procuring 20 MW of solar power from a project to be built in St. James Parish through a power purchase agreement. In December 2018 the City Council advisors requested that Entergy New Orleans pursue alternative deal structures for the Washington Parish project and attempt to reduce costs for the 20 MW New Orleans Solar Station. As a result of settlement discussions, in March 2019, Entergy New Orleans revised its application to convert the build-own transfer acquisition of the 50 MW facility in Washington Parish to a power purchase agreement. In June 2019 the parties to the proceeding executed a stipulated settlement term sheet, which recommends that the City Council approve Entergy New Orleans’s revised application as to all three projects. In July 2019 the City Council approved the stipulated settlement. Commercial operation of the 20 MW New Orleans Solar Station commenced in December 2020. In November 2022 Entergy New Orleans began receiving power under the 50 MW Iris Solar power purchase agreement. Due to a delay resulting from Hurricane Ida, Entergy New

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Orleans now expects to begin receiving power under the 20 MW St. James Solar power purchase agreement in the first half of 2023.

System Resilience and Storm Hardening

In October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. The docket will identify a plan for storm hardening and resiliency projects with other stakeholders. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over 10 years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects, with final comments on that filing due July 2023.

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

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2022	2021	2020	2019
(In Thousands)
$147,254	$36,410	($10,190)	$5,191

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of December 31, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2022, a $1 million

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

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

Entergy New Orleans had $75 million in its storm reserve escrow account at December 31, 2022.

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

Additionally, in February 2022, Entergy New Orleans and the LURC filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. In August 2022 the City

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Council’s advisors recommended that the City Council authorize a single securitization bond issuance to fund Entergy New Orleans’s storm recovery reserves to an amount sufficient to: (1) allow recovery of all of Entergy New Orleans’s unrecovered storm recovery costs following Hurricane Ida, subject to City Council review and certification; (2) provide initial funding of storm recovery reserves for future storms to a level of $75 million; and (3) fund the storm recovery bonds’ upfront financing costs. In September 2022, Entergy New Orleans and the City Council’s advisors entered into an agreement in principle, which was approved by the City Council along with a financing order in October 2022, authorizing Entergy New Orleans and the LURC to proceed with a single securitization bond issuance of approximately $206 million (subject to further adjustment and review pursuant to the Final Issuance Advice Letter process set forth in the financing order), with $125 million of that total to be used for interim recovery, subject to City Council review and certification, to be allocated to unrecovered Hurricane Ida storm recovery costs; $75 million of that total to provide for a storm recovery reserve for future storms; and the remainder to fund the recovery of the storm recovery bonds’ upfront financing costs.

In December 2022, Entergy New Orleans and the LURC filed with the City Council the Final Issuance Advice Letter for a securitization bond issuance in the amount of $209.3 million, the final structuring, terms, and pricing of which were approved by the City Council in accordance with the financing order. Also in December 2022, the LCDA issued $209.3 million in bonds pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act, Part V-B of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana Regular Session of 2021. The LCDA loaned $201.8 million of bond proceeds, net of certain debt service and issuance costs, to the LURC. The LURC used the proceeds to purchase from Entergy New Orleans the storm recovery property, which is the right to collect storm recovery charges sufficient to pay the storm recovery bonds and associated financing costs, and Entergy New Orleans deposited $200 million in a restricted storm reserve escrow account as a storm damage reserve for Entergy New Orleans and received directly $1.8 million in estimated upfront financing costs. Subsequently, Entergy New Orleans withdrew $125 million from the newly securitized storm reserve to cover Hurricane Ida storm recovery costs, subject to a final determination from the City Council regarding the prudency of the storm recovery costs.

Entergy and Entergy New Orleans do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy or Entergy New Orleans in the event of a bond default. To service the bonds, Entergy New Orleans collects a storm recovery charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy and Entergy New Orleans do not report the collections as revenue because Entergy New Orleans is merely acting as the billing and collection agent for the LURC.

State and Local Rate Regulation

The rates that Entergy New Orleans charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy New Orleans is regulated, and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the City Council, is primarily responsible for approval of the rates charged to customers.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Commercial operation of the New Orleans Power Station commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans had been deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings. In October 2020 the Louisiana Supreme Court denied all writ applications relating to the New Orleans Power Station. With those denials, Entergy New Orleans began recovering New Orleans Power Station costs in rates in November 2020. Entergy New Orleans is recovering the costs over a five-year period that began in November 2020. As of December 31, 2022, the regulatory asset for the deferral of New Orleans Power Station non-fuel costs was $2.9 million.

2020 Formula Rate Plan Filing

Entergy New Orleans’s first annual filing under the three-year formula rate plan approved by the City Council in November 2019 was originally due to be filed in April 2020. The authorized return on equity under the approved three-year formula rate plan is 9.35% for both electric and gas operations. The City Council approved

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. In January 2021, Entergy New Orleans resumed disconnecting service to commercial and small business customers with past-due balances that had not made payment arrangements. In February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of December 31, 2021, Entergy New Orleans had a regulatory asset of $13.9 million for costs associated with the COVID-19 pandemic. As part of the 2022 formula rate plan filing, Entergy New Orleans will recover this regulatory asset over a five-year period beginning September 2023.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program was effective July 1, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. Credits of $4.3 million were applied to customer bills under the City Council Cares Program.

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

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans retained a national consulting firm with expertise in distribution system reliability to conduct a review of Entergy New Orleans’s distribution system reliability-related practices and procedures and to provide recommendations for improving distribution system reliability. The report was filed with the City Council in October 2018. The City Council also approved a resolution that opened a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation asserting that it had been prudent in managing system reliability. In April 2019 the City Council

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagreed with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution. In June 2022 the Orleans Civil District Court issued a written judgment that the penalty be set aside, reversed, and vacated. In August 2022 the Orleans Civil District Court issued written reasons for its judgment and also granted a post-judgment motion to remand for the City Council to take actions consistent with its judgment.

Also in August 2022 the City Council approved a resolution establishing a 30-day comment period on proposed minimum reliability standards and an associated penalty mechanism. In September 2022, Entergy New Orleans filed comments to the proposed plan including a request for an additional round of comments.

Renewable Portfolio Standard Rulemaking

In March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. The four components of the Renewable and Clean Portfolio Standard that the City Council expressed a desire to implement were: (1) a mandatory requirement that Entergy New Orleans achieve 100% net zero carbon emissions by 2040; (2) reliance on renewable energy credits purchased without the associated energy for compliance with the standard being phased out over the ten-year period from 2040 to 2050; (3) no carbon-emitting resources in the portfolio of resources Entergy New Orleans uses to serve New Orleans by 2050; and (4) a mechanism to limit costs in any one plan year to no more than one percent of plan year total utility retail sales revenues. The City Council adopted the Utility Committee resolution in April 2020. The first technical meeting of the parties occurred in June 2020; a second technical meeting occurred in July 2020. In August 2020 the City Council advisors issued a final draft of the rules for review and comment from the parties before final rules would be proposed for consideration by the City Council. Entergy New Orleans filed comments in September and October 2020. The City Council approved the draft rule, as amended, in May 2021.

In March 2022 the City Council approved Entergy New Orleans’s initial compliance plan and established an alternative compliance payment value of $8.45 per MWh, which Entergy New Orleans will pay if it is unable to comply with the Renewable and Clean Portfolio Standard for the 2022 compliance year. Such compliance payments are paid into a clean energy fund established by the City Council. The City Council also approved the electric vehicle credit calculation methodology for use in the compliance demonstration report for 2022, to be filed prior to May 1, 2023. Entergy New Orleans’s proposal to create a 5% contingency reserve was considered reasonable for the initial compliance plan.

In August 2022, Entergy New Orleans submitted its compliance plan covering compliance years 2023-2025 requesting that the City Council (a) approve Entergy New Orleans’s proposal to purchase unbundled renewable energy credits as needed to achieve compliance with the Renewable and Clean Portfolio Standard; (b) approve treatment of the Sewerage and Water Board’s 230 kV Sullivan substation electrification project as a “qualified measure;” (c) establish the alternative compliance payment for years 2023-2025 at $8.45 per MWh; and (d) approve the Tier 3 credit calculations for electric vehicle charging infrastructure and for the Sewerage and Water Board Sullivan substation electrification. After receiving comments from intervenors and Entergy New Orleans, in December 2022 the City Council adopted a resolution that (a) approved Entergy New Orleans's proposal to purchase unbundled renewable energy credits, as needed; (b) denied Entergy New Orleans’s request to treat the Sewerage and Water Board’s 230 kV Sullivan substation electrification as a “qualified measure;” (c) approved the alternative compliance payment for years 2023-2025 at $8.45 per MWh; and (d) approved the Tier 3 credit calculations for electric vehicle charging infrastructure but denied the request to approve a Tier 3 credit for the Sewerage and Water Board substation electrification project at this time while the substation is not yet in service.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Load Shed Investigation

On February 16, 2021, due to high customer demand and limited generation, MISO issued an order requiring load-serving entities throughout its southern region to shed load to protect the integrity of the bulk electric system. Entergy New Orleans was required to shed load of at least 26 MW, but due to certain complications with its automated load shed program and certain load measurement issues, it inadvertently shed approximately 105 MW of load in its service area. The maximum time any customer was without power due to the load shed event was one hour and forty minutes. In late February 2021 the City Council ordered its advisors to conduct an investigation into the load shed event and to issue a report, which was completed and filed in April 2021. The report recommended that the City Council open an additional docket to determine whether any of Entergy New Orleans’s actions were imprudent. In May 2021 the City Council opened a docket directing its advisors to conduct a prudence investigation and determine whether financial and/or other penalties should be imposed by the City Council. In June 2021, Entergy New Orleans filed a response to the show cause docket that outlined how its response to Winter Storm Uri was reasonable under the circumstances. In November 2021 the City Council’s Advisors issued a report that criticized Entergy’s response to the winter storm, including the inadvertent shedding of 105 MW of load and communications with customers. The advisors’ report, however, did not find that Entergy New Orleans was imprudent and did not recommend a fine under the circumstances. In February 2022 the City Council’s advisors presented to the City Council their report and investigative findings. While the presentation was critical, it recommended remedial actions to the load shedding process and did not recommend a finding of imprudence or a fine. Entergy New Orleans would oppose any attempt to levy a fine under the circumstances presented.

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

Utility Alternative Investigation

In September 2021 the City Council issued a resolution directing its staff to initiate a request for qualifications for a third-party firm to study alternatives to Entergy New Orleans as the electric service provider for New Orleans. Entergy responded to the City Council and issued a press release stating that it stands ready to work with the City Council to quickly implement any action taken by the City Council in response to the study. In the press release, Entergy highlighted four preliminary options that the City Council would consider: merger of Entergy New Orleans with Entergy Louisiana, sale of Entergy New Orleans, spinoff of Entergy New Orleans to establish a standalone company, or municipalization of the assets of Entergy New Orleans by the City of New Orleans.

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

Actuarial Assumption	Change in Assumption	Impact on 2023 Qualified Pension Cost	Impact on 2022 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$135	$3,249
Rate of return on plan assets	(0.25%)	$320	$—
Rate of increase in compensation	0.25%	$128	$670

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2023 Postretirement Benefit Cost	Impact on 2022 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$6	$544
Health care cost trend	0.25%	$29	$387

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy New Orleans in 2022 was $10 million, including $6.7 million in settlement costs. Entergy New Orleans anticipates 2023 qualified pension cost to be $2 million.  Entergy New Orleans contributed $1.1 million to its qualified pension plans in 2022 and estimates 2023 pension contributions will be approximately $1.4 million, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2022 was $6.7 million.  Entergy New Orleans expects 2023 postretirement health care and life insurance benefit income of approximately $4.3 million.  Entergy New Orleans contributed $333 thousand to its other postretirement plans in 2022 and estimates 2023 contributions will be approximately $193 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, LLC and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, cash flows, and changes in member’s equity (pages 418 through 422 and applicable items in pages 53 through 245), for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Rate and Regulatory Matters— Entergy New Orleans, LLC and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Council of the City of New Orleans, Louisiana (the “City Council”), which has jurisdiction with respect to the rates of electric companies in the City of New Orleans, Louisiana, and to wholesale rate regulation by the Federal Energy Regulatory Commission (“FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the City Council and the FERC involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
•We read relevant regulatory orders issued by the City Council and the FERC for the Company, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the City Council’s and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
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

Securitization Financing—Storm Cost Recovery Filings with Retail Regulators—Entergy New Orleans, LLC and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

In August 2021, Hurricane Ida caused significant damage to the Company’s service area. In October 2022, the City Council issued a Financing Order authorizing the Company and the Louisiana Utilities Restoration Corporation (“LURC”) to proceed with a single securitization bond issuance of approximately $206 million. In December 2022, the Louisiana Local Government Environmental Facilities and Community Development Authority (“LCDA”), a political subdivision of the State of Louisiana, issued $209.3 million in bonds pursuant to the Louisiana Electric

Utility Storm Recovery Securitization Act. From the $201.8 million of net bond proceeds loaned by the LCDA to the LURC, the LURC purchased the storm recovery property from the Company.

The Company does not report the bonds issued by the LCDA on its balance sheet because the bonds are the obligation of the LCDA, and there is no recourse against the Company in the event of a default. To service the bonds, the Company collects a storm recovery charge on behalf of the LURC and remits the collections to the bond indenture trustee. The Company does not report the collections as revenue because the Company is merely acting as the billing and collection agent for the LURC.

We identified management’s conclusion that the bonds issued by the LCDA are the obligation of the LCDA as a critical audit matter due to the significant judgments made by management to support its conclusion. Auditing management’s judgments involved especially subjective judgment and specialized knowledge of accounting for securitization financing transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the securitization financing included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the accounting impact of this securitization financing transaction, including the conclusion that the bonds issued by the LCDA are the obligation of the LCDA.
•We evaluated the Company’s disclosures related to the impacts of the securitization financing, including the balances recorded.
•We read relevant securitization regulatory and financing orders issued by the City Council for the Company, the LURC, and the LCDA, and by the Louisiana Public Service Commission for other public utilities with similar transactions, and evaluated the external information to compare to management’s conclusions.
•We obtained an analysis from management regarding the legal status of the bonds issued by the LCDA and the storm recovery property to assess management’s assertion that the bonds issued by the LCDA are the obligation of the LCDA.
•With the assistance of professionals in our firm having expertise and experience in addressing the accounting for securitization financing transactions by regulated utilities, we evaluated the Company’s conclusion, including the conclusion that the bonds issued by the LCDA are the obligation of the LCDA.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2023

We have served as the Company’s auditor since 2001.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING REVENUES
Electric	$855,248	$672,231	$560,632
Natural gas	142,085	96,621	73,209
TOTAL	997,333	768,852	633,841

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	244,994	150,018	76,781
Purchased power	314,283	268,568	243,572
Other operation and maintenance	156,653	145,377	125,756
Taxes other than income taxes	63,743	53,569	57,454
Depreciation and amortization	76,938	73,480	64,012
Other regulatory charges (credits) - net	19,596	13,177	1,854
TOTAL	876,207	704,189	569,429

OPERATING INCOME	121,126	64,663	64,412

OTHER INCOME
Allowance for equity funds used during construction	829	2,371	6,339
Interest and investment income	742	48	120
Miscellaneous - net	(21)	(1,240)	316
TOTAL	1,550	1,179	6,775

INTEREST EXPENSE
Interest expense	34,829	29,164	29,105
Allowance for borrowed funds used during construction	(531)	(1,056)	(3,049)
TOTAL	34,298	28,108	26,056

INCOME BEFORE INCOME TAXES	88,378	37,734	45,131

Income taxes	24,277	5,936	(4,207)

NET INCOME	$64,101	$31,798	$49,338

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING ACTIVITIES
Net income	$64,101	$31,798	$49,338
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	76,938	73,480	64,012
Deferred income taxes, investment tax credits, and non-current taxes accrued	18,685	12,573	3,938
Changes in assets and liabilities:
Receivables	6,128	(42,612)	(12,003)
Fuel inventory	(2,927)	(967)	(58)
Accounts payable	21	22,457	5,582
Taxes accrued	5,923	(315)	398
Interest accrued	89	(104)	1,179
Deferred fuel costs	(17,760)	9,737	(7,048)
Other working capital accounts	(790)	(3,233)	(13,156)
Provisions for estimated losses	80,719	(83,569)	1,356
Other regulatory assets	46,505	18,173	(7,427)
Other regulatory liabilities	(8,639)	4,985	(4,728)
Effect of securitization on regulatory asset	95,920	—	—
Pension and other postretirement liabilities	9,769	(32,144)	(14,063)
Other assets and liabilities	(10,919)	68,549	(3,296)
Net cash flow provided by operating activities	363,763	78,808	64,024
INVESTING ACTIVITIES
Construction expenditures	(217,864)	(220,284)	(228,983)
Allowance for equity funds used during construction	829	2,371	6,339
Payment for purchase of assets	—	—	(1,584)
Changes in money pool receivable - net	(110,844)	(36,410)	5,191
Payments to storm reserve escrow account	(200,000)	(7)	(433)
Receipts from storm reserve escrow account	125,000	83,045	—
Changes in securitization account	(236)	1,365	(1,375)
Increase in other investments	(675)	—	—
Net cash flow used in investing activities	(403,790)	(169,920)	(220,845)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	183,403	138,925
Retirement of long-term debt	(12,207)	(36,873)	(56,593)
Repayment of long-term payable due to associated company	(1,326)	(1,618)	(1,838)
Capital contributions from parent	—	—	60,000
Changes in money pool payable - net	—	(10,190)	10,190
Other	15,162	(774)	146
Net cash flow provided by financing activities	1,629	133,948	150,830
Net increase (decrease) in cash and cash equivalents	(38,398)	42,836	(5,991)
Cash and cash equivalents at beginning of period	42,862	26	6,017
Cash and cash equivalents at end of period	$4,464	$42,862	$26
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$33,343	$28,009	$26,673
Income taxes	$499	($3,839)	$3,392

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2022	2021
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$27	$26
Temporary cash investments	4,437	42,836
Total cash and cash equivalents	4,464	42,862
Securitization recovery trust account	2,235	1,999
Accounts receivable:
Customer	93,288	69,902
Allowance for doubtful accounts	(11,909)	(13,282)
Associated companies	149,927	74,146
Other	6,110	13,668
Accrued unbilled revenues	37,284	25,550
Total accounts receivable	274,700	169,984
Deferred fuel costs	10,153	—
Fuel inventory - at average cost	5,872	2,945
Materials and supplies - at average cost	22,498	19,216
Prepayments and other	6,312	5,428
TOTAL	326,234	242,434

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	1,050	1,016
Storm reserve escrow account	75,000	—
Other	675	—
TOTAL	76,725	1,016

UTILITY PLANT
Electric	1,934,837	1,976,202
Natural gas	390,252	373,983
Construction work in progress	39,607	22,199
TOTAL UTILITY PLANT	2,364,696	2,372,384
Less - accumulated depreciation and amortization	808,224	774,309
UTILITY PLANT - NET	1,556,472	1,598,075

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $13,363 as of December 31, 2022 and $25,761 as of December 31, 2021)	202,112	248,617
Other	46,778	56,101
TOTAL	252,970	308,798

TOTAL ASSETS	$2,212,401	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2022	2021
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$170,000	$—
Payable due to associated company	1,306	1,326
Accounts payable:
Associated companies	53,258	45,057
Other	57,291	146,921
Customer deposits	31,826	28,539
Taxes accrued	10,308	4,385
Interest accrued	8,080	7,991
Deferred fuel costs	—	7,607
Current portion of unprotected excess accumulated deferred income taxes	—	1,906
Other	6,560	6,204
TOTAL	338,629	249,936

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	385,259	365,384
Accumulated deferred investment tax credits	16,481	16,306
Regulatory liability for income taxes - net	39,738	40,589
Asset retirement cost liabilities	—	4,032
Accumulated provisions	87,048	6,329
Long-term debt (includes securitization bonds of $17,697 as of December 31, 2022 and $29,661 as of December 31, 2021)	596,047	777,254
Long-term payable due to associated company	8,279	9,585
Other	38,104	42,193
TOTAL	1,170,956	1,261,672

Commitments and Contingencies

EQUITY
Member's equity	702,816	638,715
TOTAL	702,816	638,715

TOTAL LIABILITIES AND EQUITY	$2,212,401	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

Member’s Equity
(In Thousands)

Balance at December 31, 2019	$497,579
Net income	49,338
Capital contributions from parent	60,000
Balance at December 31, 2020	$606,917
Net income	31,798
Balance at December 31, 2021	$638,715
Net income	64,101
Balance at December 31, 2022	$702,816

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2022 Compared to 2021

Net Income

Net income increased $74.5 million primarily due to higher volume/weather, higher retail electric price, and the recognition of the equity component of carrying costs as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. The increase was partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and a higher effective income tax rate.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2022 to 2021.

Amount
(In Millions)
2021 operating revenues	$1,902.5
Fuel, rider, and other revenues that do not significantly affect net income	244.8
Volume/weather	69.4
Retail electric price	50.5
System restoration carrying costs	21.7
2022 operating revenues	$2,288.9

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 1,744 GWh, or 9%, in electricity usage across all customer classes, including the effect of more favorable weather on residential sales. The increase in industrial usage was primarily due to an increase in demand from cogeneration and small industrial customers and an increase in demand from expansion projects, primarily in the transportation, primary metals, and chemicals industries. The increase in weather-adjusted residential usage was primarily due to an increase in customers. The increase in commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in 2021. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The retail electric price variance is primarily due to:

•increases in the transmission cost recovery factor rider effective March 2021 and March 2022;
•an increase in the distribution cost recovery factor rider effective January 2022; and
•the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective in late January 2021 and the implementation of the

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

generation cost recovery relate-back rider for the Montgomery County Power Station effective August 2022.

See Note 2 to the financial statements for further discussion of the transmission and distribution cost recovery factor rider and generation cost recovery rider filings.

System restoration carrying costs represent the equity component of system restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. See Note 2 to the financial statements for a discussion of the securitization.

Total electric energy sales for Entergy Texas for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	6,779	6,156	10
Commercial	4,758	4,503	6
Industrial	9,572	8,722	10
Governmental	271	255	6
Total retail	21,380	19,636	9
Sales for resale:
Associated companies	279	1,364	(80)
Non-associated companies	813	1,008	(19)
Total	22,472	22,008	2

See Note 19 to the financial statements for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $15.6 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher reliability costs, and higher safety and training costs;
•an increase of $5.1 million in non-nuclear generation expenses primarily due to higher costs associated with materials and supplies in 2022 as compared to 2021 and higher expenses associated with the Hardin County Peaking Facility, which was purchased in June 2021;
•an increase of $3.2 million in customer service center support costs primarily due to higher contract costs; and
•several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, increases in gross receipts taxes, and increases in local franchise taxes, partially offset by a sales tax audit assessment in 2021. Ad valorem taxes increased as a result of higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $290.85 million of senior secured system restoration bonds in April 2022 and the issuance of $325 million of 5.00% Series mortgage bonds in August 2022. The increase was partially offset by the repayment, prior to maturity, of $545.9 million of senior secured transition

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
bonds as a result of payments made on the remaining principal balance in 2022 and the repayment, at maturity, of $75 million of 4.10% Series mortgage bonds in September 2021.

The effective income tax rates were 14.3% for 2022 and 10% for 2021. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of results of operations for 2021 compared to 2020.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

    Cash flows for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$28	$248,596	$12,929

Net cash provided by (used in):
Operating activities	409,427	356,933	375,325
Investing activities	(764,069)	(647,271)	(848,648)
Financing activities	358,111	41,770	708,990
Net increase (decrease) in cash and cash equivalents	3,469	(248,568)	235,667

Cash and cash equivalents at end of period	$3,497	$28	$248,596

2022 Compared to 2021

Operating Activities

Net cash flow provided by operating activities increased $52.5 million in 2022 primarily due to:

•higher collections from customers;
•a decrease of $27 million in storm spending in 2022, primarily due to Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration efforts in 2021; and
•a decrease of $15.7 million in income taxes paid in 2022 as a result of lower estimated income tax payments in comparison to 2021.

The increase was partially offset by increased fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $116.8 million in 2022 primarily due to:

•money pool activity;
•the sale of a 7.56% partial interest in the Montgomery County Power Station in June 2021 for approximately $67.9 million. See Note 14 to the financial statements for further discussion of the transaction;
•an increase of $18.8 million in facilities construction expenditures primarily due to the construction of a new service facility to improve storm response and resiliency; and
•an increase of $18.4 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station project, partially offset by a lower scope of work performed during outages in 2022 as compared to 2021.

The increase was partially offset by:

•a decrease of $39.7 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022, partially offset by higher capital expenditures as a result of increased development in Entergy Texas’s service area. The decrease in storm restoration spending is primarily due to Hurricane Laura and Hurricane Delta restoration efforts in 2021; and
•the purchase of the Hardin County Peaking Facility in June 2021 for approximately $36.7 million. See Note 14 to the financial statements for further discussion of the Hardin County Peaking Facility purchase.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased $99.5 million in 2022 compared to decreasing by $4.6 million in 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $316.3 million in 2022 primarily due to:

•the issuance of $325 million of 5.00% Series mortgage bonds in August 2022;
•the issuance of $290.85 million of senior secured system restoration bonds in April 2022; and
•the repayment, prior to maturity, of $125 million of 2.55% Series mortgage bonds in May 2021 and the repayment, at maturity, of $75 million of 4.10% Series mortgage bonds in September 2021.

The increase was partially offset by:

•money pool activity;
•the issuance of $130 million of 1.50% Series mortgage bonds in August 2021;
•the payment of $105 million of common stock dividends in 2022. No common stock dividends were paid in 2021 in order to maintain Entergy Texas’s capital structure; and
•capital contributions of $95 million received from Entergy Corporation in 2021 in order to maintain Entergy Texas’s capital structure and in anticipation of various upcoming capital expenditures.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased $79.6 million in 2022 compared to increasing by $79.6 million in 2021.

See Note 5 to the financial statements for further details of long-term debt.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of operating, investing, and financing cash flow activities for 2021 compared to 2020.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2022, partially offset by an increase in equity resulting from retained earnings.

	December 31, 2022	December 31, 2021
Debt to capital	52.0%	48.7%
Effect of excluding securitization bonds	(2.5%)	(0.5%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	49.5%	48.2%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	49.5%	48.2%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents. Debt consists of finance lease obligations and long-term debt, including the currently maturing portion. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements. Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Texas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, to the extent funds are legally available to do so, or both, in appropriate amounts to maintain the capital structure. To the extent that operating cash flows are insufficient to support planned investments, Entergy Texas may issue incremental debt or reduce dividends, or both, to maintain its capital structure. In addition, Entergy Texas may receive equity contributions to maintain its capital structure for certain circumstances such as financing of large transactions that would materially alter the capital structure if financed entirely with debt and reduced dividends.

Uses of Capital

Entergy Texas requires capital resources for:

•construction and other capital investments;
•debt maturities or retirements;
•working capital purposes, including the financing of fuel and purchased power costs; and

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•dividend and interest payments.

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2023	2024	2025
	(In Millions)
Planned construction and capital investment:
Generation	$580	$495	$710
Transmission	135	240	230
Distribution	345	385	425
Utility Support	70	30	30
Total	$1,130	$1,150	$1,395

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas includes investments in generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments).

	2023	2024	2025	2026-2027	After 2027
	(In Millions)
Long-term debt (a)	$120	$120	$120	$517	$3,801
Operating leases (b)	$6	$5	$4	$3	$1
Finance leases (b)	$2	$2	$2	$2	$1

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Texas expects to contribute approximately $5.3 million to its qualified pension plans and approximately $86 thousand to other postretirement health care and life insurance plans in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Texas has $12.3 million of unrecognized tax benefits net of unused tax attributes plus interest and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022 the PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. The hearing on the merits was held in June 2022, and post-hearing briefs were submitted in July 2022. In September 2022 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application for certification of Orange County Advanced Power Station subject to certain conditions, including a cap on cost recovery at $1.37 billion, the exclusion of investment associated with co-firing hydrogen, weatherization requirements, and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate. In October 2022 the parties in the proceeding filed exceptions and replies to exceptions to the proposal for decision. Also in October 2022, Entergy Texas filed with the PUCT information regarding a new fixed pricing option for an estimated project cost of approximately $1.55 billion associated with Entergy Texas’s issuance of limited notice to proceed by mid-November 2022. In November 2022 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station without the investment associated with hydrogen co-firing capability, without a cap on cost recovery, and subject to certain conditions, including weatherization requirements and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate.

In December 2022, Texas Industrial Energy Consumers and Sierra Club filed motions for rehearing of the PUCT’s final order alleging the PUCT erred in granting the certification of the Orange County Advanced Power Station, in not imposing a cost cap, in including certain findings related to the reasonableness of Entergy Texas’s request for proposals from which the Orange County Advanced Power Station was selected, and in other regards. Also in December 2022, Entergy Texas filed a response to the motions for rehearing refuting the points raised therein. In January 2023 the PUCT issued letters noting that it voted to consider Texas Industrial Energy Consumers’ motion for rehearing at its upcoming January 2023 open meeting and voted not to consider Sierra Club’s motion for rehearing at an open meeting. At the January 2023 open meeting, the PUCT voted to grant Texas Industrial Energy Consumers’ motion for rehearing for the limited purpose of issuing an order on rehearing that excludes three findings related to Entergy Texas’s request for proposals. The order on rehearing does not change the PUCT’s certification of the Orange County Advanced Power Station or the conditions placed thereon in the PUCT’s November 2022 final order. Entergy Texas also is pursuing environmental permitting that is required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by mid-2026.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2022	2021	2020	2019
(In Thousands)
$99,468	($79,594)	$4,601	$11,181

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of December 31, 2022, there were no cash borrowings and $1.1 million of letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2022, $34.8 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
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

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement. As a result of the financing order, Entergy Texas reclassified $153 million from utility plant to other regulatory assets.

In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured system restoration bonds (securitization bonds). With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the system restoration charge effective with the first billing cycle of May 2022 and the system restoration charge is expected to remain in place up to 15 years. See Note 5 to the financial statements for a discussion of the April 2022 issuance of the securitization bonds.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Texas charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Texas is regulated, and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the PUCT, is primarily responsible for approval of the rates charged to customers.

Filings with the PUCT and Texas Cities

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase are changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions currently reflected in the distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which would be reset to zero as a result of this proceeding. In July 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In October 2022 intervenors filed direct testimony challenging and supporting various aspects of Entergy Texas’s rate case application. The key issues addressed included the appropriate return on equity, generation plant deactivations, depreciation rates, and proposed tariffs related to electric vehicles. In

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

November 2022 the PUCT staff filed direct testimony addressing a similar set of issues and recommending a reduction of $50.7 million to Entergy Texas’s overall cost of service associated with the requested net increase in base rates of approximately $131.4 million. Entergy Texas filed rebuttal testimony in November 2022. In December 2022 the ALJs with the State Office of Administrative Hearings issued an order adopting the parties’ joint proposals that the issue of rate case expenses be addressed at a separate hearing and at a later date, if requested by the parties, from the hearing on the merits initially scheduled for December 2022 and that issues related to electric vehicle charging infrastructure be decided exclusively on written evidence and briefing. Also in December 2022, Entergy Texas filed on behalf of the parties a motion to abate the hearing on the merits to give parties additional time to finalize a settlement, which was approved by the ALJs with the State Office of Administrative Hearings along with an order for the parties to file monthly settlement status reports. Subsequently, the ALJs also issued an order adopting a joint proposed briefing outline and schedule with deadlines in January 2023 for the parties to submit briefing on issues related to electric vehicle charging infrastructure, admitting evidence related to electric vehicle charging infrastructure issues, and adopting a joint proposed procedural schedule regarding rate case expenses with a hearing in March 2023, if requested. In January 2023 the parties filed initial and reply briefs addressing issues related to electric vehicle charging infrastructure. A final decision by the PUCT is expected in second quarter 2023.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s then-effective DCRF rider, based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending reductions in Entergy Texas’s annual revenue requirement of approximately $0.3 million and $4.1 million. The parties briefed the contested issues in this matter and a proposal for decision was issued in September 2020 recommending a $4.1 million revenue reduction related to non-advanced metering system meters included in the DCRF calculation. The parties filed exceptions to the proposal for decision and replies to those exceptions in September 2020. In October 2020 the PUCT issued a final order approving a $16.3 million incremental annual DCRF revenue increase, with rates effective in October 2020.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
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

Generation Cost Recovery Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million. The settlement revenue requirement was based on a depreciation rate intended to fully depreciate Montgomery County Power Station over 38 years and the removal of certain costs from Entergy Texas’s request. Under the settlement, Entergy Texas retained the right to propose a different depreciation rate and seek recovery of a majority of the costs removed from its request in its next base rate proceeding, which proceeding commenced in June 2022. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include its generation capital investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding and in May 2021 the ALJ issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle and to allow the parties time to finalize a settlement agreement, which motion was granted by the ALJ. In October 2021, Entergy Texas filed on behalf of the parties an unopposed settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $88.3 million related to Entergy Texas’s investment in the Montgomery County Power Station through January 1, 2021, with Entergy Texas able to seek recovery of the remainder of its investment in its next base rate case. Also in October 2021 the ALJ granted a motion to admit evidence and remand the proceeding to the PUCT. In January 2022 the PUCT issued an order approving the unopposed settlement. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which is the difference between the interim revenue requirement approved in January 2021 and the revenue requirement approved in January 2022 that reflects Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. In April 2022, Entergy Texas and the PUCT staff filed a joint proposed order supporting approval of Entergy Texas’s as-filed request. The PUCT approved the relate-back rider consistent with Entergy Texas’s as-filed request, and rates became effective over a five-month period, in August 2022.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility. Concurrently with filing of the unanimous settlement agreement, Entergy Texas submitted an agreed motion to admit evidence and remand the case to the PUCT for review and consideration of the settlement agreement, which motion was granted by the ALJ with the State Office of Administrative Hearings. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. No party requested a hearing on the application and in November 2022 the PUCT staff filed a recommendation that the application be approved as-filed. In December 2022, Entergy Texas filed a joint motion to admit evidence, which was approved by the PUCT, and a proposed order that would approve its as-filed application. A PUCT decision is expected in the first quarter of 2023. See Note 14 to the financial statements for further discussion of the Hardin County Peaking Facility purchase.

Green Pricing Option Tariffs

In January 2022, Entergy Texas filed an application requesting approval to implement two voluntary renewable option tariffs, Rider Small Volume Renewable Option (Rider SVRO) and Rider Large Volume

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
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

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of December 31, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In May 2022, Entergy Texas filed an application with the PUCT to implement an interim fuel surcharge to collect the cumulative under-recovery of approximately $51.7 million, including interest, of fuel and purchased power costs incurred from May 1, 2020 through December 31, 2021. The under-recovery balance is primarily attributable to the impacts of Winter Storm Uri, including historically high natural gas prices, partially offset by settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas proposed that the interim fuel surcharge be assessed over a period of six months beginning with the first billing cycle after the PUCT issues a final order, but no later than the first billing cycle of September 2022. Also in May 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2022, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding. In addition, Entergy Texas filed on behalf of the parties a motion to admit evidence, to approve interim rates as requested in the initial application, and to remand the proceeding to the PUCT to consider the unopposed settlement. In August 2022 the ALJ with the State Office of Administrative Hearings issued an order granting Entergy Texas’s motion, approving interim rates effective with the first billing cycle of September 2022, and remanding the case to the PUCT for final approval. The interim fuel surcharge was approved by the PUCT in January 2023.

In September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings and the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for May 2023. A PUCT decision is expected in September 2023.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
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

Actuarial Assumption	Change in Assumption	Impact on 2023 Qualified Pension Cost	Impact on 2022 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$263	$5,673
Rate of return on plan assets	(0.25%)	$604	$—
Rate of increase in compensation	0.25%	$218	$960

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2023 Postretirement Benefit Cost	Impact on 2022 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$89	$1,257
Health care cost trend	0.25%	$176	$982

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Texas in 2022 was $29.8 million, including $22.4 million in settlement costs. Entergy Texas anticipates 2023 qualified pension cost to be $4.4 million. Entergy Texas contributed $2.5 million to its qualified pension plans in 2022 and estimates 2023 pension contributions will be approximately $5.3 million, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2022 was $11.1 million. Entergy Texas expects 2023 postretirement health care and life insurance benefit income to approximate $8.8 million. In 2022, Entergy Texas’ contributions (that is, contributions to the external trusts plus claims payments) were offset by trust claims reimbursements, resulting in a net reimbursement of $23 thousand. Entergy Texas estimates that 2023 contributions will be approximately $86 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, cash flows, and changes in equity (pages 441 through 446 and applicable items in pages 53 through 245), for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Rate and Regulatory Matters —Entergy Texas, Inc. and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Public Utility Commission of Texas (the “PUCT”), which has jurisdiction with respect to the rates of electric companies in Texas, and to wholesale rate regulation by the Federal Energy Regulatory Commission (“FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the PUCT and the FERC, involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
•We read relevant regulatory orders issued by the PUCT and the FERC for the Company, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUCT’s and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
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
February 24, 2023

We have served as the Company’s auditor since 2001.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING REVENUES
Electric	$2,288,905	$1,902,511	$1,587,125

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	443,765	335,742	238,428
Purchased power	717,501	588,941	510,633
Other operation and maintenance	312,340	281,713	250,170
Taxes other than income taxes	101,673	94,989	72,909
Depreciation and amortization	230,692	214,838	177,738
Other regulatory charges (credits) - net	49,175	59,581	90,398
TOTAL	1,855,146	1,575,804	1,340,276

OPERATING INCOME	433,759	326,707	246,849

OTHER INCOME
Allowance for equity funds used during construction	13,527	9,892	44,073
Interest and investment income	4,141	837	1,201
Miscellaneous - net	(6,572)	721	(28)
TOTAL	11,096	11,450	45,246

INTEREST EXPENSE
Interest expense	95,454	87,787	92,920
Allowance for borrowed funds used during construction	(4,547)	(3,980)	(18,940)
TOTAL	90,907	83,807	73,980

INCOME BEFORE INCOME TAXES	353,948	254,350	218,115

Income taxes	50,621	25,526	3,042

NET INCOME	303,327	228,824	215,073

Preferred dividend requirements	2,072	1,909	1,882

EARNINGS APPLICABLE TO COMMON STOCK	$301,255	$226,915	$213,191

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING ACTIVITIES
Net income	$303,327	$228,824	$215,073
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	230,692	214,838	177,738
Deferred income taxes, investment tax credits, and non-current taxes accrued	41,648	48,813	36,033
Changes in assets and liabilities:
Receivables	(35,131)	(16,455)	(30,082)
Fuel inventory	15,962	10,819	(5,938)
Accounts payable	48,199	(5,718)	(23,692)
Taxes accrued	44,015	(3,420)	2,730
Interest accrued	4,926	(1,854)	1,864
Deferred fuel costs	(209,835)	(133,636)	72,355
Other working capital accounts	(19,574)	(12,105)	(11,837)
Provisions for estimated losses	(649)	(140)	274
Other regulatory assets	(157,349)	103,380	(12,065)
Other regulatory liabilities	(30,499)	(28,747)	(57,477)
Effect of securitization on regulatory asset	153,383	—	—
Pension and other postretirement liabilities	20,656	(42,502)	(28,825)
Other assets and liabilities	(344)	(5,164)	39,174
Net cash flow provided by operating activities	409,427	356,933	375,325
INVESTING ACTIVITIES
Construction expenditures	(696,879)	(702,754)	(895,857)
Allowance for equity funds used during construction	13,527	9,892	44,073
Proceeds from sale of assets	—	67,920	—
Payment for purchase of assets	—	(36,534)	(4,931)
Litigation proceeds from settlement agreement	4,134	—	—
Changes in money pool receivable - net	(99,468)	4,601	6,580
Changes in securitization account	15,750	9,604	1,487
Increase in other investments	(1,133)	—	—
Net cash flow used in investing activities	(764,069)	(647,271)	(848,648)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	606,168	127,931	937,725
Retirement of long-term debt	(66,514)	(269,435)	(367,565)
Capital contributions from parent	—	95,000	175,000
Proceeds from the issuance of preferred stock	—	3,713	—
Changes in money pool payable - net	(79,594)	79,594	—
Dividends paid:
Common stock	(105,000)	—	(30,000)
Preferred stock	(2,060)	(1,881)	(2,064)
Other	5,111	6,848	(4,106)
Net cash flow provided by financing activities	358,111	41,770	708,990
Net increase (decrease) in cash and cash equivalents	3,469	(248,568)	235,667
Cash and cash equivalents at beginning of period	28	248,596	12,929
Cash and cash equivalents at end of period	$3,497	$28	$248,596
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$87,682	$87,094	$89,077
Income taxes	$1,864	$17,594	$2,792

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2022	2021
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$500	$28
Temporary cash investments	2,997	—
Total cash and cash equivalents	3,497	28
Securitization recovery trust account	10,879	26,629
Accounts receivable:
Customer	115,955	83,797
Allowance for doubtful accounts	(2,352)	(5,814)
Associated companies	115,549	31,720
Other	21,587	13,404
Accrued unbilled revenues	69,208	62,241
Total accounts receivable	319,947	185,348
Deferred fuel costs	258,115	48,280
Fuel inventory - at average cost	26,750	42,712
Materials and supplies - at average cost	93,031	72,884
Prepayments and other	20,568	17,515
TOTAL	732,787	393,396

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	250	300
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,975	18,128
TOTAL	19,601	18,804

UTILITY PLANT
Electric	7,409,461	7,181,567
Construction work in progress	339,139	183,965
TOTAL UTILITY PLANT	7,748,600	7,365,532
Less - accumulated depreciation and amortization	2,135,400	2,049,750
UTILITY PLANT - NET	5,613,200	5,315,782

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $269,523 as of December 31, 2022 and $23,818 as of December 31, 2021)	578,682	421,333
Other	99,694	112,096
TOTAL	678,376	533,429

TOTAL ASSETS	$7,043,964	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2022	2021
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$70,321	$142,929
Other	201,982	164,981
Customer deposits	38,764	37,271
Taxes accrued	93,033	49,018
Interest accrued	23,928	19,002
Current portion of unprotected excess accumulated deferred income taxes	—	27,188
Other	16,963	16,120
TOTAL	444,991	456,509

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	744,227	692,496
Accumulated deferred investment tax credits	8,711	9,325
Regulatory liability for income taxes - net	132,647	144,145
Other regulatory liabilities	45,247	37,060
Asset retirement cost liabilities	11,121	8,520
Accumulated provisions	7,593	8,242
Long-term debt (includes securitization bonds of $275,064 as of December 31, 2022 and $53,979 as of December 31, 2021)	2,895,913	2,354,148
Other	74,053	67,760
TOTAL	3,919,512	3,321,696

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2022 and 2021	49,452	49,452
Paid-in capital	1,050,125	1,050,125
Retained earnings	1,541,134	1,344,879
Total common shareholder's equity	2,640,711	2,444,456
Preferred stock without sinking fund	38,750	38,750
TOTAL	2,679,461	2,483,206

TOTAL LIABILITIES AND EQUITY	$7,043,964	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
		(In Thousands)

Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407
Net income	—	—	—	215,073	215,073
Capital contributions from parent	—	—	175,000	—	175,000
Common stock dividends	—	—	—	(30,000)	(30,000)
Preferred stock dividends	—	—	—	(1,882)	(1,882)
Other	—	—	(20)	—	(20)
Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578
Net income	—	—	—	228,824	228,824
Capital contributions from parent	—	—	95,000	—	95,000
Preferred stock issuance	3,750	—	(37)	—	3,713
Preferred stock dividends	—	—	—	(1,909)	(1,909)
Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206
Net income	—	—	—	303,327	303,327
Common stock dividends	—	—	—	(105,000)	(105,000)
Preferred stock dividends	—	—	—	(2,072)	(2,072)
Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” below, System Energy is currently involved in proceedings at the FERC commenced by the retail regulators of its customers regarding its return on equity, its capital structure, its renewal of the sale-leaseback of 11.5% of Grand Gulf, the treatment of uncertain tax positions in rate base, the prudence of its operations on Grand Gulf, and the rates it charges under the Unit Power Sales Agreement. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds which may not be available on terms acceptable to System Energy, or may not be available at all, when required. See Note 2 to the financial statements for a discussion of these proceedings.

Results of Operations

2022 Compared to 2021

Net Income

System Energy experienced a net loss of $276.6 million in 2022 compared to net income of $106.8 million in 2021 primarily due to a regulatory charge of $551 million ($413 million net-of-tax) recorded in the second quarter 2022 to reflect the effects of the settlement agreement with the MPSC and offer of settlement to the LPSC, the APSC, and the City Council related to pending proceedings before the FERC. Partially offsetting the charge against System Energy’s earnings was an increase in revenues resulting from increases in base rates. See Note 2 to the financial statements for discussion of the partial settlement agreement. See “Complaints Against System Energy” below for further discussion of these items, the effects of the December 2022 FERC orders, and other proceedings involving System Energy at the FERC.

Income Taxes

The effective income tax rates were 25.1% for 2022 and (1.9%) for 2021. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of results of operations for 2021 compared to 2020.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$89,201	$242,469	$68,534

Net cash provided by (used in):
Operating activities	7,280	201,211	(145,462)
Investing activities	(264,184)	(193,392)	(206,443)
Financing activities	170,643	(161,087)	525,840
Net increase (decrease) in cash and cash equivalents	(86,261)	(153,268)	173,935

Cash and cash equivalents at end of period	$2,940	$89,201	$242,469

2022 Compared to 2021

Operating Activities

Net cash flow provided by operating activities decreased $193.9 million in 2022 primarily due to the refund of $235 million to Entergy Mississippi as a result of the settlement with the MPSC and an increase in spending of $34.8 million on nuclear refueling outage costs in 2022 as compared to prior year, partially offset by a decrease of $36.5 million in income taxes paid in 2022 and timing of collections of receivables. System Energy made income tax payments of $18.4 million in 2022 in accordance with an intercompany income tax allocation agreement. System Energy made income tax payments of $55 million in 2021, which included payments made as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit and additional payments made in accordance with an intercompany income tax allocation agreement. See Note 2 to the financial statements for discussion of the settlement with the MPSC. See Note 3 to the financial statements for discussion of the 2014-2015 IRS audit.

Investing Activities

Net cash flow used in investing activities increased by $70.8 million in 2022 primarily due to:

•an increase of $65.8 million in nuclear construction expenditures as a result of spending in 2022 on Grand Gulf outage projects and upgrades; and
•an increase of $54.3 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased $19.2 million in 2022 compared to increasing by $71.7 million in 2021.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Financing Activities

System Energy’s financing activities provided $170.6 million of cash in 2022 compared to using $161.1 million of cash in 2021 primarily due to the following activity:

•a $135 million capital contribution from Entergy Corporation in 2022 primarily to fund the settlement payment to Entergy Mississippi;
•the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity; and
•a decrease of $96 million in common stock dividends and distributions. No common stock dividends or distributions were made in 2022 in order to maintain System Energy’s capital structure and in anticipation of the settlement with the MPSC.

See Note 5 to the financial statements for additional details of long-term debt.

2021 Compared to 2020

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for discussion of operating, investing, and financing cash flow activities for 2021 compared to 2020.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net loss in 2022.

	December 31, 2022	December 31, 2021
Debt to capital	45.0%	40.4%
Effect of subtracting cash	(0.1%)	(3.0%)
Net debt to net capital (non-GAAP)	44.9%	37.4%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  The net debt to net capital ratio is a non-GAAP measure. System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

System Energy seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend or a capital distribution, to the extent funds are legally available to do so, or a combination of the three, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments and other uses of cash such as the payment of expenses in the ordinary course, System Energy may issue incremental debt or reduce dividends, or both, to maintain its capital structure. In addition, System Energy may receive equity contributions to maintain its capital structure for certain circumstances that would materially alter the capital structure if financed entirely with debt and reduced dividends.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Uses of Capital

System Energy requires capital resources for:

•construction and other capital investments;
•debt maturities or retirements;
•working capital purposes, including the financing of fuel costs and tax payments; and
•dividend, distribution, and interest payments.

Following are the amounts of System Energy’s planned construction and other capital investments.

	2023	2024	2025
	(In Millions)
Planned construction and capital investment:
Generation	$135	$190	$135
Utility Support	20	15	15
Total	$155	$205	$150

In addition to routine spending to maintain operations, the planned capital investment estimate includes amounts associated with Grand Gulf investments and initiatives.

Following are the amounts of System Energy’s existing debt obligations (includes estimated interest payments).

	2023	2024	2025	2026-2027	After 2027
	(In Millions)
Long-term debt (a)	$332	$27	$298	$131	$271

(a)Long-term debt is discussed in Note 5 to the financial statements.

Other Obligations

System Energy expects to contribute approximately $15.5 million to its qualified pension plans and approximately $26 thousand to other postretirement health care and life insurance plans in 2023, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

System Energy has no unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2022	2021	2020	2019
(In Thousands)
$94,981	$75,745	$4,004	$59,298

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2025. As of December 31, 2022, $72.6 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

System Energy obtained authorizations from the FERC through October 2023 for the following:

•short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding;
•long-term borrowings and security issuances not to exceed an aggregate amount of $1,090 million at any time outstanding; and
•borrowings by its nuclear fuel company variable interest entity.

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

Return on Equity and Capital Structure Complaints

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%, which was established in a rate proceeding that became final in July 2001. As discussed below in “System Energy Settlement with the MPSC,” beginning with the July 2022 service month, bills issued to Entergy Mississippi under the Unit Power Sales Agreement reflect a return on equity of 9.65%.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $63 million, which includes interest through December 31, 2022, and the estimated resulting annual rate reduction would be approximately $35 million. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
As discussed in “System Energy Settlement with the MPSC” below, beginning with the July 2022 service month, bills issued to Entergy Mississippi under the Unit Power Sales Agreement were adjusted to reflect a capital structure not to exceed 52% equity.

In August 2022 the D.C. Circuit Court of Appeals issued an order addressing appeals of FERC’s Opinion No. 569 and 569-A, which established the methodology applied in the ALJ’s initial decision in the proceeding against System Energy discussed above. The appellate order addressed the methodology for determining the return on equity applicable to transmission owners in MISO. The D.C. Circuit found the FERC’s use of the Risk Premium model as part of the methodology to be arbitrary and capricious, and remanded the case back to the FERC. The remanded case is pending FERC action.

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

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million plus interest, which is approximately $248 million through December 31, 2022.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

In December 2022 the FERC issued an order on the ALJ’s initial decision, which affirmed it in part and modified it in part. The FERC’s order directed System Energy to calculate refunds on three issues, and to provide a compliance report detailing the calculations. The FERC’s order also disallows the future recovery of sale-leaseback renewal costs, which is estimated at approximately $11.5 million annually for purchases from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans through July 2036. The three refund issues are rental expenses related to the renewal of the sale-leaseback arrangements; refunds, if any, for the revenue requirement impact of including accumulated deferred income taxes resulting from the decommissioning uncertain tax positions from 2004 through the present; and refunds for the net effect of correcting the depreciation inputs for capital additions.

In January 2023, System Energy filed its compliance report with the FERC. With respect to the sale-leaseback renewal costs, System Energy calculated a refund of $89.8 million, which represented all of the sale-

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

leaseback renewal rental costs that System Energy recovered in rates, with interest. With respect to the decommissioning uncertain tax position issue, System Energy calculated that no additional refunds are owed because it had already provided a one-time historical credit (for the period January 2016 through September 2020) of $25.2 million based on the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position, and because it has been providing an ongoing rate base credit for the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position since October 2020. With respect to the depreciation refund, System Energy calculated a refund of $13.7 million, which is the net total of a refund to customers for excess depreciation expense previously collected, plus interest, offset by the additional return on rate base that System Energy previously did not collect, without interest. See “System Energy Settlement with the MPSC” below for discussion of the regulatory charge and corresponding regulatory liability recorded in June 2022 related to these proceedings. The $103.5 million in total refunds calculated in the compliance filing were reclassified from long-term other regulatory liabilities to a current regulatory liability as of December 31, 2022. In January 2023, System Energy paid the refunds of $103.5 million, which included refunds of $41.7 million to Entergy Arkansas, $27.8 million to Entergy Louisiana, and $34 million to Entergy New Orleans. Based on the December 2022 FERC order and analysis of the remaining litigation, management determined that System Energy’s regulatory liability related to complaints against System Energy as of December 31, 2022 is adequate.

In February 2023 the LPSC, the APSC, and the City Council filed protests to System Energy’s January 2023 compliance report, in which they challenged System Energy’s calculation of the refunds associated with the decommissioning tax position but did not protest the other components of the compliance report. Each of them argued that System Energy should have paid additional refunds for the decommissioning tax position issue, and the City Council estimated the total additional refunds owed to customers of Entergy Louisiana, Entergy New Orleans, and Entergy Arkansas for that issue as $493 million, including interest (and without factoring in the $25.2 million refund that System Energy already paid in 2021). The FERC will review System Energy’s compliance refund report and the retail regulators’ protests and issue a further order; there is no deadline for this order. If the FERC were to order additional refunds at a level consistent with the LPSC, the APSC, and the City Council position on the remedy for the formerly uncertain tax positions, System Energy’s continued financial viability would be jeopardized.

In January 2023, System Energy also filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case.

As a result of the FERC order’s directives regarding the recovery of the sale-leaseback transaction, in December 2022 System Energy reduced the Grand Gulf sale-leaseback regulatory liability by $56 million, reduced the related accumulated deferred income tax asset by $94 million, and reduced the Grand Gulf sale-leaseback accumulated deferred income tax regulatory liability by $25 million, resulting in an increase in income tax expense of $13 million. In addition, the FERC determined that System Energy recognized excess depreciation expense related to property subject to the sale-leaseback property. As a result, in December 2022, System Energy recorded a reduction in depreciation expense and the related accumulated depreciation of $33 million.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
LPSC Additional Complaints

In May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The LPSC directive noted that the initial decision issued by the presiding ALJ in the Grand Gulf sale-leaseback complaint proceeding did not address, for procedural reasons, certain rate issues raised by the LPSC and declined to order further investigation of rates charged by System Energy. The LPSC directive authorized its staff to file complaints at the FERC “necessary to address these rate issues, to request a full investigation into the rates charged by System Energy for Grand Gulf power, and to seek rate refund, rate reduction, and such other remedies as may be necessary and appropriate to protect Louisiana ratepayers.” The LPSC directive further stated that the LPSC has seen “information suggesting that the Grand Gulf plant has been significantly underperforming compared to other nuclear plants in the United States, has had several extended and unexplained outages, and has been plagued with serious safety concerns.” The LPSC expressed concern that the costs paid by Entergy Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.”

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that: (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) that the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) that an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) that its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy, and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

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

In May 2022 the LPSC, the APSC, and the City Council filed rebuttal testimony. The LPSC’s testimony asserts new claims, including that: (1) certain of the sale-leaseback transaction costs may have been imprudently incurred; (2) accumulated deferred income taxes associated with sale-leaseback transaction costs should have been included in rate base; (3) accumulated deferred income taxes associated with federal investment tax credits should have been excluded from rate base; (4) monthly net operating loss accumulated deferred income taxes should have been excluded from rate base; and (5) several categories of proposed rate changes, including executive incentive compensation, air travel, industry dues, and legal costs, also warrant historical refunds. The LPSC’s rebuttal testimony argues that refunds for the alleged tariff violations and other claims must be calculated by rerunning the Unit Power Sales Agreement formula rate; however, it includes estimates of refunds associated with some, but not all, of its claims, totaling $286 million without interest. The City Council’s rebuttal testimony also proposes a new, alternate theory and claim for relief regarding System Energy’s participation in the Entergy System money pool, under which it calculates estimated refunds of approximately $51.7 million. The APSC’s rebuttal testimony agrees with the LPSC’s direct testimony that retained earnings should be adjusted in a comprehensive refund calculation. The testimony quantifies the estimated impacts of three issues: (1) a $1.5 million reduction in the revenue requirement under the Unit Power Sales Agreement if System Energy’s borrowings from the money pool are included in short-term debt; (2) a $1.9 million reduction in the revenue requirement if System Energy’s allocated share of money pool earnings are credited through the Unit Power Sales Agreement; and (3) a $1.9 million reduction in the revenue requirement for every $50 million of refunds ordered in a given year, without interest. In total, excluding the settled issues noted below, the claims seek more than $700 million in refunds and interest, based on charges to all Unit Power Sales Agreement purchasers including Entergy Mississippi.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony and for the hearing to begin in September 2022. The hearing concluded in December 2022. Also in December 2022, a motion to extend the briefing schedule and the deadline for the initial decision was granted. The initial decision is due in May 2023.

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolves the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provides that System Energy will provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provides that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (discussed below), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addresses other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. The settlement agreement is pending FERC approval.

LPSC Petition for Writ of Mandamus

In August 2022 the LPSC filed a petition for a writ of mandamus asking the Fifth Circuit Court of Appeals to order the FERC to act within ninety days on certain pending proceedings, including the Grand Gulf prudence complaint, the return on equity and capital structure complaints, and the Grand Gulf sale-leaseback renewal complaint. In September 2022 the FERC and System Energy filed oppositions to the LPSC’s petition, and the APSC and the City Council filed interventions in support of the petition. In December 2022 the Fifth Circuit Court of Appeals heard oral argument on the petition. In January 2023, the Fifth Circuit Court of Appeals issued an order directing the FERC to explain the length of time it takes for final action on complaints filed under section 206 of the Federal Power Act, including the complaint proceedings raised by the LPSC’s petition. In February 2023 the FERC responded, and the Fifth Circuit Court of Appeals issued an order denying the petition.

Grand Gulf Prudence Complaint

The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted. Additional responsive pleadings were filed by the complainants and System Energy during the period from March through July 2021. In November 2022 the FERC issued an order setting the complaint for settlement and hearing procedures. In February 2023 the FERC issued an order denying rehearing and thereby affirming its order setting the complaint for settlement and hearing procedures. Settlement procedures are ongoing.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy should have delayed recording the result of the IRS’s partial acceptance of the previously uncertain tax position until after internal tax allocation payments were made; (3) that the equity ratio charged in rates was excessive; (4) that sale-leaseback rental payments should have been excluded from rates; and (5) that all issues in the ongoing Unit Power Sales Agreement complaint proceeding should also be reflected in calendar year 2020 bills. While System Energy disagrees that any refunds are owed for the 2020 calendar year bills, the formal challenge estimates that the financial impact of the first through fourth allegations is approximately $53 million; it does not provide an estimate of the financial impact of the fifth allegation. However, $17 million of the $53 million is attributable to the sale-leaseback rental payments. These were refunded to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans in January 2023 as a result of the FERC order received in the Grand Gulf sale-leaseback renewal complaint and uncertain tax position rate base issue. Entergy Mississippi’s portion of the refund was included within the settlement with the MPSC, as discussed below.

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

The FERC proceedings that are resolved as between the Entergy parties and the MPSC include the return on equity and capital structure complaints, the Grand Gulf Sale-leaseback renewal complaint and uncertain tax position rate base issue, the Unit Power Sales Agreement complaint, and the Grand Gulf prudence complaint, all of which are discussed above. They also include the proceedings concerning System Energy’s return of excess accumulated deferred income taxes after the Tax Cuts and Jobs Act and the proceedings established to address System Energy’s October 2020 and December 2020 Federal Power Act section 205 filings to provide credits to customers related to the IRS’s decision as to the uncertain decommissioning tax position, also as discussed. The settlement also resolves

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

the MPSC’s involvement in the formal challenge filed by the retail regulators of System Energy’s customers in connection with the implementation of the Unit Power Sales Agreement annual formula rate protocols for the 2020 test year, which is discussed above.

The settlement provides for a black-box refund of $235 million from System Energy to Entergy Mississippi, which was to be paid within 120 days of the settlement’s effective date (either the date of the FERC approval of the settlement without material modification, or the date that all settling parties agree to accept modifications or otherwise modify the settlement in response to a proposed material modification by the FERC). In addition, beginning with the July 2022 service month, the settlement provides for Entergy Mississippi’s bills from System Energy to be adjusted to reflect: an authorized rate of return on equity of 9.65%, a capital structure not to exceed 52% equity, a rate base reduction for the advance collection of sale-leaseback rental costs, and the exclusion of certain long-term incentive plan performance unit costs from rates.

The settlement was expressly contingent upon the approval of the FERC and the MPSC. It was approved by the MPSC in June 2022 and the FERC in November 2022. The remaining retail regulators of Entergy’s utility operating company purchasers under the Unit Power Sales Agreement (the APSC, the LPSC, and the City Council) were offered an option to elect to join the settlement, but none of them has elected to do so yet.

System Energy previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consisted of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy paid the black-box refund of $235 million to Entergy Mississippi in November 2022. In addition, as discussed above in “Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue,” $103.5 million of the total remaining regulatory liability of $353 million was reclassified to a current regulatory liability as of December 31, 2022 to reflect the refunds being paid to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans in January 2023 as a result of the FERC’s order in December 2022 on those issues.

Unit Power Sales Agreement

In December 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to adopt updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses. The proposed amendments would result in higher charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In February 2022 the FERC accepted System Entergy’s proposed increased depreciation rates with an effective date of March 1, 2022, subject to refund pending the outcome of the settlement and/or hearing procedures. Settlement procedures are ongoing.

Nuclear Matters

System Energy owns and, through an affiliate, operates Grand Gulf.  System Energy is, therefore, subject to the risks related to owning and operating a nuclear plant.  These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Grand Gulf to meet its operational goals; the performance and capacity factors of Grand Gulf, including the financial requirements to address emerging issues related to equipment reliability; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of the site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of Grand Gulf, System Energy may be

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  Grand Gulf’s operating license expires in 2044.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2023 Qualified Pension Cost	Impact on 2022 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$236	$6,882
Rate of return on plan assets	(0.25%)	$498	$—
Rate of increase in compensation	0.25%	$194	$1,248

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2023 Postretirement Benefit Cost	Impact on 2022 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$55	$954
Health care cost trend	0.25%	$146	$845

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for System Energy in 2022 was $21.7 million, including $9.9 million in settlement costs.  System Energy anticipates 2023 qualified pension cost to be $8.1 million.  System Energy contributed $28.6 million to its qualified pension plans in 2022 and estimates 2023 pension contributions will approximate $15.5 million, although the 2023 required pension contributions will be known with more certainty when the January 1, 2023 valuations are completed, which is expected by April 1, 2023.

Total postretirement health care and life insurance benefit income for System Energy in 2022 was $1 million. System Energy expects 2023 postretirement health care and life insurance benefit income to approximate $348 thousand. System Energy contributed $944 thousand to its other postretirement plans in 2022 and expects 2023 contributions to approximate $26 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
System Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, cash flows, and changes in common equity (pages 470 through 474 and applicable items in pages 53 through 245), for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Rate and Regulatory Matters —System Energy Resources, Inc. — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is subject to wholesale rate regulation by the Federal Energy Regulatory Commission (“FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the (1) likelihood of recovery in future rates of incurred costs, (2) likelihood of refunds to customers, and (3) ongoing complaints filed with the FERC against the Company. Auditing management’s judgments regarding the outcome of future decisions by the FERC, involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
•We read relevant regulatory orders issued by the FERC for the Company, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, including the Return on Equity and Capital Structure Complaints, the Grand Gulf Sale-Leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue, the Unit Power Sales Agreement Complaint, the Grand Gulf Prudence Complaint, and the SERI Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills, we inspected the Company’s and intervenors’ filings with the FERC, initial Administrative Law Judge decisions and FERC orders issued related to the complaints, and settlement offers and agreements related to the complaints for any evidence that might contradict management’s assertions.
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
February 24, 2023

We have served as the Company’s auditor since 2001.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING REVENUES
Electric	$658,812	$570,848	$495,458

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	50,216	58,313	23,026
Nuclear refueling outage expenses	24,482	27,244	27,737
Other operation and maintenance	226,557	214,322	178,249
Decommissioning	40,235	38,693	37,181
Taxes other than income taxes	29,428	27,842	28,657
Depreciation and amortization	111,889	105,978	110,395
Other regulatory charges (credits) - net	503,162	26,214	(26,531)
TOTAL	985,969	498,606	378,714

OPERATING INCOME (LOSS)	(327,157)	72,242	116,744

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	8,312	6,188	9,122
Interest and investment income	5,096	82,744	36,478
Miscellaneous - net	(19,616)	(18,991)	(10,012)
TOTAL	(6,208)	69,941	35,588

INTEREST EXPENSE
Interest expense	37,381	38,393	34,467
Allowance for borrowed funds used during construction	(1,325)	(1,047)	(1,809)
TOTAL	36,056	37,346	32,658

INCOME (LOSS) BEFORE INCOME TAXES	(369,421)	104,837	119,674

Income taxes	(92,828)	(1,977)	20,543

NET INCOME (LOSS)	($276,593)	$106,814	$99,131

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In Thousands)

OPERATING ACTIVITIES
Net income (loss)	($276,593)	$106,814	$99,131
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	194,411	198,067	184,429
Deferred income taxes, investment tax credits, and non-current taxes accrued	(85,720)	11,191	(455,732)
Changes in assets and liabilities:
Receivables	(19,530)	6,054	13,932
Accounts payable	(11,948)	23,973	(11,587)
Taxes accrued	(25,321)	(50,059)	69,145
Interest accrued	(123)	(1,008)	729
Other working capital accounts	(38,764)	25,096	(34,158)
Other regulatory assets	(19,575)	143,417	(48,880)
Other regulatory liabilities	21,252	40,884	140,965
Pension and other postretirement liabilities	(35,354)	(49,308)	15,596
Other assets and liabilities	304,545	(253,910)	(119,032)
Net cash flow provided by (used in) operating activities	7,280	201,211	(145,462)
INVESTING ACTIVITIES
Construction expenditures	(164,797)	(100,474)	(193,857)
Allowance for equity funds used during construction	8,312	6,188	9,122
Nuclear fuel purchases	(96,659)	(45,180)	(94,991)
Proceeds from the sale of nuclear fuel	18,855	21,724	25,836
Decrease (increase) in other investments	300	(300)	—
Proceeds from nuclear decommissioning trust fund sales	346,504	1,022,170	418,943
Investment in nuclear decommissioning trust funds	(357,463)	(1,025,779)	(432,249)
Changes in money pool receivable - net	(19,236)	(71,741)	55,294
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	—	5,459
Net cash flow used in investing activities	(264,184)	(193,392)	(206,443)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,022,472	662,423	1,147,903
Retirement of long-term debt	(986,829)	(727,510)	(891,410)
Capital contribution from parent	135,000	—	350,000
Common stock dividends and distributions paid	—	(96,000)	(80,653)
Net cash flow provided by (used in) financing activities	170,643	(161,087)	525,840
Net increase (decrease) in cash and cash equivalents	(86,261)	(153,268)	173,935
Cash and cash equivalents at beginning of period	89,201	242,469	68,534
Cash and cash equivalents at end of period	$2,940	$89,201	$242,469
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$39,848	$39,340	$35,061
Income taxes	$18,413	$54,959	$384,329

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2022	2021
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$78	$87
Temporary cash investments	2,862	89,114
Total cash and cash equivalents	2,940	89,201
Accounts receivable:
Associated companies	158,601	118,977
Other	6,145	7,003
Total accounts receivable	164,746	125,980
Materials and supplies - at average cost	135,346	127,093
Deferred nuclear refueling outage costs	33,377	10,123
Prepayments and other	9,097	1,870
TOTAL	345,506	354,267

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,142,914	1,385,254
TOTAL	1,142,914	1,385,254

UTILITY PLANT
Electric	5,425,449	5,362,494
Construction work in progress	102,987	97,968
Nuclear fuel	193,004	171,438
TOTAL UTILITY PLANT	5,721,440	5,631,900
Less - accumulated depreciation and amortization	3,412,257	3,396,136
UTILITY PLANT - NET	2,309,183	2,235,764

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	415,121	395,546
Other	1,422	1,793
TOTAL	416,543	397,339

TOTAL ASSETS	$4,214,146	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2022	2021
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$300,037	$50,329
Accounts payable:
Associated companies	21,701	23,682
Other	58,178	62,573
Taxes accrued	7,597	32,918
Interest accrued	11,591	11,714
Sale-leaseback/depreciation regulatory liability	103,497	—
Other	4,071	4,101
TOTAL	506,672	185,317

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	376,070	382,931
Accumulated deferred investment tax credits	44,692	43,003
Regulatory liability for income taxes - net	110,840	113,165
Other regulatory liabilities	665,024	744,944
Decommissioning	1,042,461	1,007,603
Pension and other postretirement liabilities	40,750	76,104
Long-term debt	477,868	690,967
Other	2	37,230
TOTAL	2,757,707	3,095,947

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2022 and 2021	1,086,850	951,850
Retained earnings (accumulated deficit)	(137,083)	139,510
TOTAL	949,767	1,091,360

TOTAL LIABILITIES AND EQUITY	$4,214,146	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

	Common Equity
	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2019	$601,850	$110,218	$712,068
Net income	—	99,131	99,131
Capital contribution from parent	350,000	—	350,000
Common stock dividends and distributions	—	(80,653)	(80,653)
Balance at December 31, 2020	$951,850	$128,696	$1,080,546
Net income	—	106,814	106,814
Common stock dividends and distributions	—	(96,000)	(96,000)
Balance at December 31, 2021	$951,850	$139,510	$1,091,360
Net loss	—	(276,593)	(276,593)
Capital contribution from parent	135,000	—	135,000
Balance at December 31, 2022	$1,086,850	($137,083)	$949,767

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

Item 4.   Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	63	Chairman of the Board of Entergy Corporation	2013-2023
		Chief Executive Officer of Entergy Corporation	2013-2022

Andrew S. Marsh (a)	51	Chief Executive Officer of Entergy Corporation	2022-Present
		Chairman of the Board of Entergy Corporation	2023-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-2022
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-2022
		Executive Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-2022

A. Christopher Bakken, III (a)	61	Executive Vice President, Entergy Infrastructure of Entergy Corporation	2022-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2016-2022

Marcus V. Brown (a)	61	Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present

Name	Age	Position	Period
Kimberly A. Fontan (a)	49	Executive Vice President and Chief Financial Officer of Entergy Corporation	2022-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy	2022-Present
		Executive Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2022-Present
		Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2019-2022
		Vice President, System Planning of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2017-2019

Roderick K. West (a)	54	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2017-Present
		President, Chief Executive Officer, and Director of System Energy	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2017-Present
		President and Chief Executive Officer of Entergy New Orleans	2018

Jason Chapman	52	Acting Senior Vice President, Corporate Business Services of Entergy Services	2023-Present
		Vice President, Enterprise Shared Services of Entergy Services	2019-2023
		Vice President, Global Business Services, Xylem, Inc.	2016-2019

Kimberly Cook-Nelson (a)	50	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2022-Present
		Director of System Energy	2022-Present
		Chief Operating Officer, Nuclear Operations of Entergy Services	2021-2022
		Vice President, System Planning of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2019-2021
		Vice President, Operations Support of Entergy Services	2016-2019

Kathryn A. Collins	59	Senior Vice President and Chief Human Resources Officer of Entergy Corporation	2020-Present
		Chief Human Resources Officer, Arcosa, Inc.	2018-2020
		Vice President, Human Resources, Trinity, Inc.	2014-2018

Julie E. Harbert (a)	49	Senior Vice President, Corporate Business Services of Entergy Corporation	2019-2023
		Vice President, Shared Services of Entergy Services	2017-2019

Name	Age	Position	Period
Anastasia Minor	53	Chief Transformation Officer of Entergy Services	2023-Present
		Senior Vice President, Strategy and Financial Planning of Entergy Services	2022-2023
		Vice President, Financial Business Partners of Entergy Services	2017-2022

Peter S. Norgeot, Jr. (a)	57	Executive Vice President and Chief Operating Officer of Entergy Corporation	2022-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2022-Present
		Senior Vice President, Operations and Development of Entergy Corporation	2022
		Senior Vice President, Sustainable Planning, Development and Operations of Entergy Corporation	2021-2022
		Senior Vice President, Transformation of Entergy Corporation	2018-2021
		Senior Vice President, Power Generation of Entergy Services	2017-2018

Reginald T. Jackson (a)	56	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2022-Present
		Vice President, Internal Audit and General Auditor of Entergy Services	2020-2022
		Director, Real Estate and Security of Entergy Services	2014-2020
(a)In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title are provided as of December 31, 2022.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR. As of January 31, 2023, there were 20,696 stockholders of record of Entergy Corporation. See “Dividends and Stock Repurchases” in the “Capital Expenditure Plans and Other Uses of Capital” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 7 to the financial statements for details of Entergy Corporation’s payment of dividends.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2022 - 10/31/2022	—	$—	—	$350,052,918
11/01/2022 - 11/30/2022	—	$—	—	$350,052,918
12/01/2022 - 12/31/2022	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 6.  Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, LLC AND SUBSIDIARIES, ENTERGY LOUISIANA, LLC AND SUBSIDIARIES, ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES, ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES, ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES - Market and Credit Risk Sensitive Instruments.”

Item 8.  Financial Statements and Supplementary Data

Refer to “TABLE OF CONTENTS - Entergy Corporation and Subsidiaries, Entergy Arkansas, LLC and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy Mississippi, LLC and Subsidiaries, Entergy New Orleans, LLC and Subsidiaries, Entergy Texas, Inc. and Subsidiaries, and System Energy Resources, Inc.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2022, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The managements of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants.  Each Registrant’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant’s financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2022.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2022 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2022, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Corporation and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Proposal 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 5, 2023 (the “2023 Entergy Proxy Statement”), and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
Entergy Arkansas, LLC

Directors
Laura R. Landreaux	49	President and Chief Executive Officer of Entergy Arkansas	2018-Present
		Director of Entergy Arkansas	2018-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Laura R. Landreaux		See information under the Entergy Arkansas Directors Section above.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	60	President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Director of Entergy Louisiana	2013-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Phillip R. May, Jr.		See information under the Entergy Louisiana Directors Section above.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY MISSISSIPPI, LLC
Directors
Haley R. Fisackerly	57	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Kimberly A. Fontan	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West	See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY NEW ORLEANS, LLC
Directors
Deanna D. Rodriguez	58	President and Chief Executive Officer of Entergy New Orleans	2021-Present
		Director of Entergy New Orleans	2021-Present
		Vice President, Regulatory and Public Affairs of Entergy Texas	2014-2021

Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Deanna D. Rodriguez		See information under the Entergy New Orleans Directors Section above.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY TEXAS, INC.
Directors
Eliecer Viamontes	40	President and Chief Executive Officer of Entergy Texas	2021-Present
		Director of Entergy Texas	2021-Present
		Vice President, Utility Distribution Operations of Entergy Services	2020-2021
		Senior Director of Labor Relations and Corporate Safety, Florida Power and Light Corporation	2018-2020

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Eliecer Viamontes		See information under the Entergy Texas Directors Section above.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

The directors and officers of Entergy Texas are elected annually to serve by the unanimous consent of its sole common stockholder. The directors and officers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are elected annually to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected annually at a meeting of its Board of Directors, which immediately follows the annual meeting of shareholders. The age of each officer and director for whom information is presented above is as of December 31, 2022.

Directors, Director Nomination Process and Audit Committee

The information required under Item 10 concerning directors and nominees for election as directors of Entergy Corporation at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3) of Regulation S-K), the audit committee (Item 407(d)(4) and (d)(5) of Regulation S-K), and the compliance with the reporting requirements of Section 16 (“Section 16”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Item 405 of Regulation S-K) is incorporated herein by reference to information to be contained in the 2023 Entergy Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Code of Ethics

Entergy Corporation’s Code of Business Conduct and Ethics (Code of Business Conduct) is the code of ethics that applies to Entergy’s Chief Executive Officer and other senior financial officers, including those of the Registrant Subsidiaries. The Code of Business Conduct is filed as Exhibit 14 to this report and is available on Entergy Corporation’s website at www.entergy.com. The Code of Business Conduct will be made available, without charge, in print to any shareholder who requests such document from Entergy Corporation’s Corporate Secretary at Entergy Corporation, 639 Loyola Avenue, New Orleans, Louisiana 70113.

If any substantive amendments to the Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct, for any director or executive officer of Entergy Corporation, Entergy will disclose the nature of such amendment or waiver on Entergy’s website, www.entergy.com, or in a report on Form 8-K.

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning compensation earned by the directors and officers of Entergy Corporation is set forth in the 2023 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 5, 2023, under the headings “Compensation Discussion and Analysis,” “Annual Compensation Programs Risk Assessment,” “Compensation Tables,” “Pay Ratio Disclosure,” and “2022 Non-Employee Director Compensation,” all of which information is incorporated herein by reference. In this section, Entergy Corporation is also referred to as “Entergy” or the “Company.”

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the executive compensation policies, programs, philosophy, and decisions regarding the Named Executive Officers (“NEOs”) for 2022. It also explains how and why the Talent and Compensation Committee (previously the Personnel Committee) of Entergy Corporation’s Board of Directors arrived at the compensation decisions involving the NEOs in 2022 who were:

Name(1)	Title
A.Christopher Bakken, III	Executive Vice President, Entergy Infrastructure
Leo P. Denault(2)	Former Chairman of the Board and Chief Executive Officer
Haley R. Fisackerly	President and Chief Executive Officer, Entergy Mississippi
Kimberly A. Fontan(3)	Executive Vice President and Chief Financial Officer, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Laura R. Landreaux	President and Chief Executive Officer, Entergy Arkansas
Andrew S. Marsh(2)	Chairman of the Board and Chief Executive Officer
Phillip R. May, Jr.	President and Chief Executive Officer, Entergy Louisiana
Deanna D. Rodriguez	President and Chief Executive Officer, Entergy New Orleans
Eliecer Viamontes	President and Chief Executive Officer, Entergy Texas
Roderick K. West	Group President, Utility Operations, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas

(1)Messrs. Bakken, Denault, Marsh, and West and Ms. Fontan hold the positions referenced above as executive officers of Entergy Corporation and are members of Entergy Corporation’s Office of the Chief Executive (“OCE”). No additional compensation was paid in 2022 to any of these officers for their service as NEOs of the Utility operating companies.
(2)On November 1, 2022, Mr. Marsh became Entergy Corporation’s Chief Executive Officer following Mr. Denault’s resignation as the Company’s Chief Executive Officer. Also on November 1, 2022, Mr. Denault was elected Executive Chair and in such role continued serving as Chairman of the Board. Effective January 31, 2023, Mr. Denault resigned from the position of Executive Chair and from the Board and Mr. Marsh was elected Chairman of the Board.
(3)Ms. Fontan, who previously served as Senior Vice President and Chief Accounting Officer, succeeded Mr. Marsh as Executive Vice President and Chief Financial Officer on November 1, 2022.

All of Entergy Arkansas’s, Entergy Louisiana’s, Entergy Mississippi’s, Entergy New Orleans’s, and Entergy Texas’s directors are employees of Entergy or its subsidiaries and do not receive any additional compensation for their services as director.

Entergy Corporation’s Compensation Principles and Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay for performance aimed at achieving the Company’s strategy and business objectives. Entergy Corporation believes its executive pay programs advance the interests of all of its stakeholders, as they are thoughtfully designed to:

•Motivate and reward the achievement of results that are deemed by the Talent and Compensation Committee to be consistent with the overall goals and strategic direction that the Board has approved for the Company.
•Attract and retain a highly experienced, diverse, and successful management team.
•Create sustainable value for the benefit of all of Entergy Corporation’s stakeholders, including its customers, employees, communities, and owners.
•Align the interests of Entergy Corporation’s executives with the Company’s long-term business strategy by tying equity-based awards to performance metrics designed to focus Entergy Corporation’s executives on driving continuous improvement in operational and financial results to the benefit of all stakeholders, including Entergy Corporation’s customers, employees, communities, and owners.

Compensation Best Practices

The Talent and Compensation Committee reviews Entergy’s executive compensation programs on an ongoing basis to evaluate whether they support the Company’s executive compensation principles and philosophy and are aligned with the interests of our stakeholders. The Company’s executive compensation practices include the following, each of which the Talent and Compensation Committee believes reinforces our executive compensation principles and philosophy:

Practice	Description
Pay for Performance	The executive compensation programs yield pay outcomes that the Company believes are highly correlated with performance and drive long-term value creation.
Annual and Long-Term Incentive Measures Drive Desired Employee Behaviors	Performance measures for the annual and long-term incentive programs are designed to incentivize employee behaviors that serve the Company’s key stakeholders:
• Customers – Net Promoter Score (NPS).
• Employees – Diversity, Inclusion, & Belonging (DIB) and Safety.
• Communities – Environmental Stewardship, DIB.
• Owners – Adjusted Earnings Per Share, Credit, TSR.
Double Trigger Change-in-Control	The Company requires both a change-in-control and an involuntary termination without cause or voluntary termination with good reason for cash severance payments and immediate vesting of unvested equity awards.
Long-Term Incentives Paid in Stock	All long-term incentives are settled in shares of Entergy common stock.
Stock Ownership Guidelines	The Company requires executive officers to own a significant amount of Entergy stock.
Cap on Incentive Awards for OCE Members	The maximum payout for members of the OCE is capped at 200% of the target opportunity for the annual incentive and long-term Performance Unit Program (PUP) awards.
Rigorous Goals	The Company sets financial goals based on externally disclosed annual and multi-year guidance and outlooks and non-financial goals based on rigorous internal review.

Practice	Description
Clawback Policy
If the Company is required to restate its financial statements due to noncompliance with financial reporting requirements under the securities laws or if there is a material miscalculation of a performance measure related to incentive compensation, regardless of whether the financials are restated, the Company’s clawback policy requires the Company to recover from current and former executive officers incentive compensation overpayments made during the three years preceding such restatement or material miscalculation, as applicable.

If the Board determines that a current or former executive officer engaged in fraud resulting in a restatement of the Company’s financial statements or a material miscalculation of an incentive compensation performance measure, the Company may seek to recover all or part of the incentive compensation affected by the fraudulent act and paid or payable to such executive officer during the three years preceding the restatement or the material miscalculation, as applicable.

No Hedging of Company Stock
Directors, executive officers, and employees of Entergy and its subsidiaries may not directly or indirectly engage in transactions intended to hedge or offset the market value of the Company’s common stock owned by them.

No Pledging of Company Stock	Directors and executive officers of Entergy and its subsidiaries may not directly or indirectly pledge Entergy common stock as collateral for any obligation.
No Excessive Perquisites	Executive officers receive limited ongoing perquisites that make up a small portion of total compensation.
No Tax Gross-Ups	The Company does not provide tax gross ups to OCE members, other than relocation benefits.
No Dividends on Unearned Performance Awards	The Company does not pay dividends on unearned performance awards.
No Repricing or Exchange of Underwater Stock Options	The Company’s equity incentive plan does not permit repricing or the exchange of underwater stock options without the approval of its shareholders.
No Employment Agreements	The Company does not have employment contracts with its executive officers.
Independent Compensation Consultant	The Talent and Compensation Committee retains an independent compensation consultant to advise on the executive compensation programs and practices.
Annual Say-on-Pay	The Company values the input of its shareholders on the executive compensation programs. Entergy’s Board seeks an annual non-binding advisory vote from shareholders to approve the executive compensation disclosed in the CD&A, tabular disclosure, and related narrative of the Company’s annual proxy statements.
Annual Compensation Risk Assessment	A risk assessment of the compensation programs is performed on an annual basis to ensure that the programs and policies do not incentivize unnecessary or excessive risk-taking behavior.

2022 Incentive Payouts

Performance measures and targets for the 2022 annual incentive awards were determined by the Talent and Compensation Committee in December 2021 and January 2022, respectively. Performance measures and targets for the 2020 – 2022 performance period for the long-term PUP awards were established in December 2019 and January 2020, respectively. In January 2023 the Talent and Compensation Committee certified the results for the Entergy Achievement Multiplier (“EAM”), the formulaic payout factor that determines the funding available for the 2022 annual incentive awards, and certified the results for the long-term PUP awards for the 2020 – 2022 long-term performance period.

Annual Incentive Awards

In December 2021 the Talent and Compensation Committee determined that the EAM that would determine the overall funding level for the 2022 annual incentive awards would be based on financial and non-financial measures with the financial measure weighted 60% and the non-financial measures, which address key aspects of our performance on strategies designed to ensure the long-term health and success of the Company, collectively accounting for the remaining 40%.

Financial Measure: Keeping with the Talent and Compensation Committee’s goal of aligning performance measures with financial results that link to externally communicated investor guidance, Entergy Tax Adjusted Earnings Per Share (“ETR Tax Adjusted EPS”) was used as the financial measure to determine the EAM.

Non-Financial Measures: To demonstrate Entergy’s strong commitment to creating long-term sustainable value for its key stakeholders - customers, communities, employees, and owners - and to link executive compensation more directly to the achievement of those objectives, the Talent and Compensation Committee decided that 40% of the EAM would be determined on the basis of progress achieved in the following areas, each of which would be weighted equally: Safety; Diversity, Inclusion, and Belonging; Environmental Stewardship; and the Customer Net Promoter Score, or NPS.

The 2022 annual incentive targets and results determined by the Talent and Compensation Committee were:

Annual Incentive Performance Goals(1)	2022 Percentage of EAM	Target	2022 Results	Level of Achievement
ETR Tax Adjusted EPS ($)	60%	6.30	6.58	195%
Safety (SIF Rate)(2)	10%	0.03	0.06	44%
Customer NPS	10%	12.00	5.60	31%
Diversity, Inclusion, and Belonging	10%	Qualitative(3)		90%
Environmental Stewardship	10%	Qualitative(3)		119%

EAM as a percentage of target		100%		145%

(1)“What Entergy Corporation Pays and Why – 2022 Compensation Decisions – Annual Incentive Compensation – 2022 Performance Assessment” for the minimum and maximum achievement levels.
(2)SIF Rate refers to rate of serious injuries and fatalities per 100 employees or contractors. The employee and contractor targets and results are averaged to arrive at reported results. The 2022 target was top quartile performance among electric utilities for 2022, as reported by the Edison Electric Institute.
(3)This qualitative assessment is informed by quantitative measures. See “What Entergy Corporation Pays and Why – 2022 Compensation Decisions – ESG Measures and Targets” for a discussion of the performance assessment of the Diversity, Inclusion, and Belonging and Environmental Stewardship performance measures.

After consideration of individual performance, the Talent and Compensation Committee awarded the NEOs payouts averaging 130% of target, with a payout of 130% of target to Mr. Denault.

Long-Term Performance Unit Program

In January 2020 the Talent and Compensation Committee chose relative TSR and Cumulative ETR Adjusted Earnings Per Share (“Cumulative ETR Adjusted EPS”) as the performance measures for the 2020 – 2022 performance period, with relative TSR weighted 80% and ETR Adjusted EPS weighted 20%. Cumulative ETR Adjusted EPS adjusts Entergy’s as reported (GAAP) results to eliminate the impact of the Entergy Wholesale Commodities business and other non-routine items, consistent with the manner in which we communicated earnings guidance and outlooks to investors at the time the measure was chosen.

The targets and results for the 2020 – 2022 performance period as determined by the Talent and Compensation Committee were:

Long-Term PUP Measures	2020-2022 PUP Target	2020-2022 PUP Results
Relative TSR	Median	4th Quartile(2)
Cumulative ETR Adjusted EPS($)(1)	17.85	18.46
Payout (as a percentage of target)	100%	27%

(1)The Cumulative ETR Adjusted EPS measure was replaced in 2021 by Adjusted FFO/Debt Ratio to avoid the use of duplicative measures in the annual incentive and long-term incentive programs. See “2022 Performance Measures and Methodology” below for additional discussion of the performance measures for the current long-term Performance Unit Program.
(2)The Company ranked 16th of the 20 companies comprising the Philadelphia Utility Index for the performance period.

What Entergy Corporation Pays and Why

How Entergy Corporation Makes Compensation Decisions

Role of the Talent and Compensation Committee

The Talent and Compensation Committee, which is composed solely of independent directors, determines the compensation for each member of the OCE and oversees the design and administration of Entergy’s executive compensation programs. Each year, the Talent and Compensation Committee reviews and considers a comprehensive assessment and analysis of the executive compensation programs, including the elements of each OCE member’s compensation, with input from the committee’s independent compensation consultant. When establishing the compensation programs for the NEOs, the Talent and Compensation Committee also considers input and recommendations from management, including Entergy’s Chief Executive Officer and Entergy’s Chief Human Resource Officer, who attend the Talent and Compensation Committee meetings as appropriate. The committee annually conducts an independence assessment of its advisors including the compensation consultant, consistent with NYSE listing standards and SEC rules governing proxy disclosure.

Role of the Independent Compensation Consultant

In 2022, the Talent and Compensation Committee continued to retain Pay Governance, LLC (“Pay Governance”) as its independent compensation consultant. Pay Governance attended each of the 2022 Talent and Compensation Committee meetings and provided advice, including reviewing and commenting on market compensation data used to establish the compensation of the executive officers and Entergy Corporation’s directors, the terms and performance goals applicable to incentive plan awards, the process for certifying achievement of the incentive goals, and analysis with respect to specific projects and information regarding trends and competitive practices. The compensation consultant also meets with the Talent and Compensation Committee members without management present.

Competitive Positioning

➢ Market Data for Compensation Comparison

Annually, the Talent and Compensation Committee reviews:

•published and private compensation survey data analyzed and provided by Pay Governance;
•both utility and general industry data to determine total direct compensation (base salary, annual, and long-term incentive) for non-industry specific roles; and
•data from utility companies to determine total direct compensation for management roles that are utility-specific, such as Group President, Utility Operations.

➢ How the Talent and Compensation Committee Uses Market Data

The Talent and Compensation Committee uses this survey data to develop compensation opportunities that are designed to deliver total direct compensation within a targeted range of approximately the 50th percentile of the surveyed companies in the aggregate. In general, compensation levels for an executive officer who is new to a position tend to be closer to the 25th percentile of surveyed companies, while seasoned executive officers whose experience and skill set are viewed as critical to retain may be positioned at or somewhat above the market median.

➢ Proxy Peer Group

Although the survey data described above is the primary data used in benchmarking compensation, the Talent and Compensation Committee used compensation information from the companies included in the Philadelphia Utility Index to evaluate the overall reasonableness of the Company’s compensation programs and to determine relative TSR performance levels for the 2022 – 2024 PUP performance period. The Talent and Compensation Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining relative TSR performance levels because the companies included in this index, in the aggregate, are viewed as comparable to the Company in terms of business and scale.

The Talent and Compensation Committee approved the 2022 compensation model and framework based on compensation information from the companies included in the Philadelphia Utility Index as of December 31, 2021, which were:

AES Corporation	Consolidated Edison Inc.	Eversource Energy	Public Service Enterprise Group, Inc.
Ameren Corporation	Dominion Energy	Exelon Corporation	Southern Company
American Electric Power Co. Inc.	DTE Energy Company	FirstEnergy Corporation	WEC Energy, Inc.
American Water Works Company, Inc.	Duke Energy Corporation	NextEra Energy, Inc.	Xcel Energy, Inc.
CenterPoint Energy Inc.	Edison International	Pinnacle West Capital Corporation

2022 Compensation Structure and Incentive Metrics

In 2022, the executive compensation programs consisted of base salary and annual and long-term incentives as outlined in the table below:

Compensation Element	Form	Objective	Metrics/Performance Period
Base Salary	Cash	Provides a base level of competitive cash compensation for executive talent.	N/A
Annual Incentive Awards	Cash
Motivates and rewards executives for performance on both key financial and operational measures during the year; incentivizes behaviors that serve the Company’s four stakeholders - customers, employees, communities, and owners.
			•	ETR Tax Adjusted EPS
			•	Safety
			•	Customer NPS
			•	DIB
			•	Environmental Stewardship
Measured over a one-year period
PUP Awards	Equity	Provides market competitive compensation that retains skills and knowledge while increasing our executives’ ownership in the Company further enhancing their focus on driving continuous improvement in operational results to the benefit of all stakeholders. Designed to focus our executives on driving utility growth, building long-term shareholder value, and a strong balance sheet.	•	Relative TSR
			•	Adjusted FFO/Debt Ratio
Measured over a 3-year performance period
Stock Options	Equity	Enhances management’s focus on driving continuous improvement in operational results to the benefit of all stakeholders. Aligns interests of management with long-term shareholder value, provides market competitive compensation, retains talent, and increases management’s ownership in the Company.	Service-based with 3-year pro rata vesting
Restricted Stock	Equity	Enhances management’s focus on driving continuous improvement in operational results to the benefit of all stakeholders. Provides market competitive compensation, retains talent, and increases management’s ownership in the Company.	Service-based with 3-year pro rata vesting

2022 Compensation Decisions

Base Salary

The salary for each NEO is based on the outcome of an annual merit review, the need to retain an experienced team, job promotion, individual performance, scope of responsibility, leadership skills and values, current compensation, and internal equity. For the NEOs who are members of the OCE, the Talent and Compensation Committee also considers the results of the annual market assessment of OCE compensation as provided by its independent compensation consultant. The Talent and Compensation Committee considers changes in the base salaries of the NEOs at least annually, and in 2022, all of the NEOs, other than Mr. Denault, received increases in their base salaries ranging from approximately 2.99% to 5.2% effective April 1, 2022. Mr. Denault did not receive a merit increase in April 2022 as the Talent and Compensation Committee believed that his base salary was generally consistent with market levels for comparably situated executives. In connection with their November 2022 promotions, Mr. Marsh’s base salary increased from $732,021 to $1,100,000 and Ms. Fontan’s base salary increased from $369,850 to $625,000. These adjustments were made after considering the competitive market data described above as well as their previous compensation levels and the compensation paid to their predecessors.

The following table sets forth the 2021 and 2022 year-end base salaries for the NEOs. Except as indicated above, changes in base salaries for 2022 were effective in April.

Named Executive Officer(1)	2021 Base Salary	2022 Base Salary
A. Christopher Bakken III	$693,911	$714,728
Leo P. Denault	$1,300,000	$1,300,000
Haley R. Fisackerly	$399,891	$414,840
Kimberly A. Fontan	$358,000	$625,000
Laura R. Landreaux	$380,000	$394,204
Andrew S. Marsh	$710,700	$1,100,000
Phillip R. May, Jr.	$416,928	$435,643
Deanna D. Rodriguez	$330,000	$347,172
Eliecer Viamontes	$340,000	$350,154
Roderick K. West	$753,819	$776,434

(1)The compensation levels for each of these officers were determined using competitive compensation data provided by Pay Governance.

Annual Incentive Compensation

The NEOs are eligible for annual incentive awards under our 2019 Omnibus Incentive Plan (“2019 OIP”). The maximum funding available for the annual incentive awards is determined by the EAM performance measure. At the beginning of each year, after a review of the Company’s strategic plan, the Talent and Compensation Committee engages in a rigorous process to determine the financial, strategic, and operational measures and the targets for each measure that will be used to determine the EAM. The Talent and Compensation Committee also annually establishes target opportunities for each NEO who is a member of the OCE. For the other NEOs, target award opportunities are determined based on their management level within the Entergy organization. Executive management levels at Entergy Corporation range from ML level 1 through ML level 4. Accordingly, their respective incentive award opportunities differ from one another based on either their management level or the external market data developed by Pay Governance. At December 31, 2022, Mr. Fisackerly, Ms. Landreaux, Mr. May, Ms. Rodriguez, and Mr. Viamontes were promoted from ML level 4 to ML level 3 positions. In 2022, the target opportunities (as a percentage of base salary) for Ms. Fontan, Mr. Fisackerly, Ms. Landreaux, Mr. Marsh, Ms. Rodriguez, and Mr. Viamontes were increased in conjunction with their promotions during the year as follows: from 40% to 55% for Mr. Fisackerly; from 60% to 75% for Ms. Fontan; from 40% to 55% for Ms. Landreaux; from 85% to 120% for Mr. Marsh; from 40% to 50% for Ms. Rodriguez; and from 40% to 55% for Mr. Viamontes. These adjustments were made after considering the competitive market data described above as well as their previous compensation levels. The target opportunities for the other NEOs in 2022 remained at the same level as those established for 2021.

In January, after the end of the fiscal year, the Finance and Talent and Compensation Committees jointly review the Company’s results, and the Talent and Compensation Committee determines the EAM based on the level of achievement of the performance measures established. The Talent and Compensation Committee retains discretion to modify the EAM based on its assessment of the degree of management’s success in achieving the Company’s strategic objectives and overcoming any challenges that occurred during the year.

Individual executive officer awards are determined based on the Talent and Compensation Committee’s or management’s consideration of each executive’s role in executing the Company’s strategies and delivering the financial and operational performance achieved, but also the individual’s accountability for any challenges and achievements the Company experienced during the year.

2022 Performance Measures and Methodology

For 2022 and consistent with the 2021 program design, the Talent and Compensation Committee decided that the EAM would be based on both financial and non-financial measures, with the financial measure weighted 60% and four non-financial measures each weighted at 10%. Targets and ranges of performance were established for each of the measures, with no payout for results less than the designated minimum, a 25% payout opportunity for results at the minimum, a 100% payout opportunity for results at target, and a 200% payout opportunity for results equal to or exceeding the maximum. Payout opportunities for results between the minimum and maximum performance achievement levels were determined by straight line interpolation, with the EAM result being determined by the weighted average of the payout opportunities for each of the performance measures.

Financial Measure and Target

For the EAM financial measure, the Talent and Compensation Committee decided to use ETR Tax Adjusted EPS. This measure is based on ETR Adjusted EPS, the earnings measure by which the Company provides external guidance, which is then adjusted to add back the net effect (positive or negative) of significant tax strategy items and to eliminate the effect of: (i) major storms, including the impact on total debt of pending securitizations, (ii) resolutions during the year of certain unresolved regulatory litigation matters, (iii) unrealized gains or losses on equity securities, (iv) effects of federal income tax law changes, and (v) any adjustments to contributions to pension investments or trusts related to post-retirement benefits that are elective and deviate from original plan assumptions (collectively, the “Pre-Determined Exclusions”). The Talent and Compensation Committee determined that target performance for this metric would equal management’s expectation for ETR Adjusted EPS as reflected in its financial plan, or $6.30 per share, with minimum performance determined to be $6.00 per share and maximum performance being $6.60 per share.

ETR Tax Adjusted EPS was used as the financial measure for the EAM because:

•It is based on an objective financial measure that the Company and its investors consider to be important in evaluating financial performance.
•It is based on the same measure used for internal and external financial reporting.
•It provides both discipline and transparency.

The Talent and Compensation Committee considered it appropriate to use ETR Tax Adjusted EPS, which adds back the net effect of significant tax strategy items that may have been excluded from ETR Adjusted EPS, as the earnings measure because of the significant financial benefits to the Company resulting from such tax strategy items and the management effort required to achieve them.

The committee also considered, both at the time it chose ETR Tax Adjusted EPS as the EAM financial measure and when it established the targets for this measure, the appropriateness of excluding the effect of each of the specific Pre-Determined Exclusions it had identified from the financial measure. It viewed the exclusion of major storms as appropriate because although the Company includes estimates for storm costs in its financial plan, it does not include estimates for a major storm event, such as a hurricane, given management’s inability to control or predict acts of nature. The Talent and Compensation Committee considered the exclusion of the effects of any unanticipated changes in federal income tax law to be appropriate because of the inability of management to impact those results. It approved the exclusion of elective adjustments to Company contributions to pension and post-

retirement benefit plan trusts because such elective adjustments are not reflective of the underlying performance of the business. The Talent and Compensation Committee approved the other Pre-Determined Exclusions from reported results — for the impact of certain legacy unresolved regulatory litigation and unanticipated unrealized gains and losses on securities — primarily because of management’s inability to influence either of the related outcomes.

ESG Measures and Targets

To demonstrate Entergy’s strong commitment to creating long-term sustainable value for its key stakeholders - customers, communities, employees, and owners - and to link executive compensation to successful execution on those strategies to achieve those objectives, the Talent and Compensation Committee decided to use the measures described below beginning in 2021 to collectively determine 40% of the EAM, with each of the measures weighted at 10%. These measures were selected because the committee considered them to represent key measures of the Company’s success in advancing strategies to create sustainable value for its stakeholders that may not be fully captured in its quarterly and annual financial results.

Following is a summary description of each of these measures, including the metric or methodology used for determining the level of achievement and the rationale for each of the selected measures:

Measure	Metrics and Targets	Objective
Safety	Quantitative safety metric based on rate of serious injuries and fatalities per 100 employees or contractors (SIF rate). Minimum performance = second quartile, target = top quartile, and maximum performance = top decile of published EEI member SIF rate data as published in 2022, with no payout if any fatalities during the reporting year.	Ensures Entergy maintains a safe and incident-free workplace for all of its employees and contractors.
Customer Net Promoter Score (NPS)
Quantitative customer NPS metric is determined through a blind survey of residential customers who are asked how likely they are to recommend Entergy, on a scale of 1 to 10. The NPS is the percentage of promoters (scores 9-10) less the percentage of detractors (scores less than 6). Minimum performance = 5, target = 12, and maximum performance = 19.
•
Incentivizes actions that drive positive customer outcomes (as measured through customer feedback) including impacts on reliability improvements, responsiveness, continuous improvement, and innovation.

		•	Signals overall health and loyalty of our customer relationship.
Diversity, Inclusion & Belonging (DIB)
Overall qualitative assessment of DIB key performance indicators assessed in the workforce, workplace, and marketplace, informed by quantitative measures in the areas of increases in female, racially, and ethnically diverse representation, female, racially, and ethnically diverse director and above placements, inclusive climate survey scores, and diverse supplier managed spend; progress on DIB initiatives; and responsiveness to emergent issues.
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
Environmental Stewardship
Assessment of progress toward environmental commitments through performance on publicly announced goals and other key initiatives. Goals set for 2022 included CO2 emission rate and other air pollutant emission targets, overall progress towards interim climate goals and net zero by 2050 climate commitments, execution of renewables projects in various stages of development, publication of a TCFD-aligned climate report, developing an accelerated resilience plan, identifying and implementing customer decarbonization solutions, and progress on other planned environmental initiatives.
		•	Reinforces Entergy’s commitment to long-term sustainability and a reduced impact on the environment, in particular by advancing Entergy’s climate goals and commitments.
		•	Provides accountability for accelerating completion of Entergy’s resilience investments and advancing Entergy’s customer electrification initiatives.

In determining the targets to set for 2022, the Talent and Compensation Committee reviewed anticipated drivers and risks to the Company’s expectations for its adjusted earnings for 2022 as set forth in the Company’s financial plan, as well as factors driving the strong financial performance achieved in 2021. The Talent and Compensation Committee confirmed that the proposed plan targets for ETR Tax Adjusted EPS reflected significant growth in the core earnings measure underlying the annual incentive target. The Talent and Compensation Committee also considered the potential impact of a wide range of identified risks and opportunities and confirmed that both the financial and non-financial annual incentive targets reflected a reasonable balancing of such risks and opportunities and an appropriate degree of challenge. The goals were designed to be achievable, but also to require the strong coordinated performance of the management team.

2022 Performance Assessment

In January 2023 the Finance and Talent and Compensation Committees jointly reviewed the Company’s financial and operational results and assessed management’s performance against the performance objectives and targets described above in order to determine the EAM. The following table summarizes the annual incentive targets and performance results for 2022, resulting in an EAM of 145%:

Performance Measure	Targets and Results
	Weighting	Minimum	Target	Maximum	2022 Results	Level of Achievement
ETR Tax Adjusted EPS ($)	60%	6.00	6.30	6.60	6.58	195%
Safety (SIF Rate)	10%	0.07	0.03	0.00	0.06(1)	44%
Customer Net Promoter Score	10%	5.00	12.00	19.00	5.60	31%
Diversity, Inclusion, & Belonging	10%	Qualitative assessment(2)				90%
Environmental Stewardship	10%	Qualitative assessment(2)				119%
EAM	100%	25%	100%	200%		145%

(1)2022 SIF results were 0.05 for employees and 0.07 for contractors. The employee and contractor targets and results were averaged to arrive at target and reported results. The 2022 target was top quartile employee SIF performance among electric utilities for 2022, as reported by the Edison Electric Institute (EEI), the maximum was top decile performance, and the minimum was 2nd quartile performance.
(2)This qualitative assessment is informed by quantitative measures and is discussed below.

In assessing 2022 financial performance, the Finance and Talent and Compensation Committees reviewed various factors explaining how the 2022 ETR Tax Adjusted EPS result compared to the 2022 business plan and annual incentive target set in January 2022. ETR Tax Adjusted EPS exceeded the ETR Tax Adjusted EPS target of $6.30 per share by $0.28. This outperformance resulted in part from the fact that ETR Adjusted EPS exceeded the midpoint of the guidance set at the beginning of the year by $0.12 per share. The ETR Tax Adjusted EPS result also reflected a positive adjustment of $0.21 to ETR Adjusted EPS for 50% of the net benefit of tax strategy items impacting net income which had been excluded from ETR Adjusted EPS, as well as a negative adjustment of $0.05 to reflect the expense accrual that would be associated with funding the calculated EAM.

In assessing management’s 2022 performance on the non-financial measures, the committees focused particularly on the qualitative assessments required with respect to the Diversity, Inclusion, & Belonging and Environmental Stewardship measures. In each area, the committees reviewed a wide range of quantitative and qualitative key performance indicators and assessed progress on strategies and initiatives that had been identified at the beginning of the performance period as key to achieving the Company’s strategic objectives.

Following are selected performance milestones and highlights considered as part of the assessment:

Performance Measure	2022 Developments
Diversity, Inclusion, & Belonging	•	Increased representation of women and underrepresented racial and ethnic groups in employee population and at director level and above in management from 2021
Level of Achievement	•	Piloted “All In”, a 5-month/100-person cohort development experience to build inclusive leadership capabilities at all levels
• 90%	•	Launched “Amplify”, a 6-month learning journey bringing together top female leaders with racially and ethnically diverse women to foster relationships, allyship, development, and skill building
	•	Entergy’s Employee Resource Groups (ERGs) placed 6th in the Enterprise-Wide ERG category of the Diversity Impact Awards during the 2022 Global ERG Summit
	•	Received for the 5th consecutive year the U.S. Department of Labor Platinum Vets Medallion Award for veteran talent pipeline development, recruitment, retention, and a veteran's ERG
	•	Diverse supplier managed spend fell from 2021 levels, driven by decreases in storm and non-recurring diverse spend
	•	Inclusive climate score remained flat
Environmental Stewardship	•
Utility equity CO2 emission rate fell short of our 2022 goal of 617 lbs/MWh with an estimated emission rate of 695 lbs/MWh, largely due to higher natural gas prices resulting in more dispatch of our coal generation by the Midcontinent Independence System Operator (MISO) as compared to 2021 in addition to supporting reliability during extreme weather events (e.g. Winter Storm Elliott in the fourth quarter 2022)

Level of Achievement	•	Developed and announced a new interim climate goal to achieve 50% carbon-free energy capacity by 2030
• 119%	•	Continued progress on advancing green tariff solutions for the benefit of customers
•
Advanced renewable capacity requirements through the request for proposals (both owned and power purchase agreements), development, and construction processes, with just over 800 MW of renewables in service, 1,100 MW of active projects, and active solar and wind requests for proposals totaling 7,000 MW

	•	Progress on studies of and engagements with various low- and zero-carbon technologies including advanced nuclear, offshore wind, energy storage, and hydrogen
	•	Published second TCFD-aligned climate report providing updated information on our path to achieve net zero emissions by 2050
	•	Developed and announced an accelerated resilience plan and began related regulatory filings
	•	Increased engagement with many of our industrial and commercial customers to identify opportunities to provide decarbonization solutions

In addition to the foregoing financial and operational results, the Talent and Compensation Committee considered management’s degree of success in achieving various strategic operational and regulatory objectives and in overcoming certain challenges that arose in the business during the course of the year.

Under the annual incentive program, NEOs could earn a payout ranging from 0% to 200% of the NEO’s target opportunity, subject to the overall funding limitation determined by the EAM. To determine individual NEO annual incentive awards for members of the OCE, the Talent and Compensation Committee considered individual performance in executing on the Company’s strategies and delivering the strong financial performance and operational successes achieved in 2022, as well as the executive’s success in achieving individual goals within the executive’s scope of responsibilities. The committee also considered certain challenges the Company experienced during the year, particularly in relation to regulatory and customer relationships and each officer’s accountabilities and accomplishments in addressing those external challenges. With respect to Mr. Marsh and Ms. Fontan, the committee approved awards that were prorated based on the period of time served in each of the two positions held by the officer during 2022, the target opportunities for each such position, and the committee’s assessment of the officer’s performance in each such position.

With these considerations in mind, the Talent and Compensation Committee approved the following annual incentive payouts to each of the NEOs who are members of the OCE ranging from 125% to 144% of target.

After the EAM was established to determine overall funding for the annual incentive awards, Entergy’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results. Individual awards were determined for the remaining NEOs who are not members of the OCE by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance. This resulted in payouts that ranged from 125% of target to 140% of target for the NEOs who are not members of the OCE.

Based on the foregoing evaluation of management performance, the NEOs received the following annual incentive payouts:

Named Executive Officer	Year-End Base Salary	Target as Percentage of Year-End Base Salary	2022 Target Award(1)	Payout as Percentage of Target	2022 Annual Incentive Award
A. Christopher Bakken, III	$714,728	75%	$536,046	130%	$696,860
Leo P. Denault	$1,300,000	140%	$1,820,000	130%	$2,366,000
Haley R. Fisackerly	$414,840	55%	$228,162	140%	$319,427
Kimberly A. Fontan	$625,000	75%	$263,050	144%	$379,688
Laura R. Landreaux	$394,204	55%	$216,812	125%	$271,015
Andrew S. Marsh	$1,100,000	120%	$739,000	130%	$960,700
Phillip R. May, Jr.	$435,643	60%	$261,386	125%	$326,732
Deanna D. Rodriguez	$347,172	50%	$173,586	125%	$217,320
Eliecer Viamontes	$350,154	55%	$192,584	125%	$240,731
Roderick K. West	$776,434	80%	$621,147	125%	$776,434

(1)Based on performance against the performance measures, the NEOs could earn a payout ranging from 0%-200% of their target opportunity. For Mr. Marsh and Ms. Fontan, the payout is stated as a percentage of the officer’s prorated incentive target, which was determined based on the period of time served in each of the positions held by such officer during the year and the base salary and target percentage for each such position.

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

For each NEO, a dollar value is established to determine that NEO’s long-term incentive awards. The award value for each NEO is determined based on market median compensation data for the officer’s role, adjusted to reflect individual performance and internal equity. In January 2022 the Talent and Compensation Committee approved the 2022 long-term incentive award target amounts for each NEO. This amount for each NEO was then converted into the number of performance units, stock options, and shares of restricted stock granted to each NEO based on an allocation of 60% performance units, 20% stock options, and 20% restricted stock.

NEO	Long-Term Incentive Grant Date Value (As of January 27, 2022)
A. Christopher Bakken, III	$1,559,364
Leo P. Denault	$9,164,589
Haley R. Fisackerly(1)	$324,655
Kimberly A. Fontan(1)	$417,562
Laura R. Landreaux(1)	$324,655
Andrew S. Marsh(1)	$2,147,041
Phillip R. May, Jr.	$628,377
Deanna D. Rodriguez(1)	$250,602
Eliecer Viamontes(1)	$277,544
Roderick K. West	$2,084,696

(1)The amounts reported in the above table for Mr. Fisackerly, Ms. Fontan, Ms. Landreaux, Mr. Marsh, Ms. Rodriguez, and Mr. Viamontes were determined based on and are reflective of their pre-promotion positions. Mses. Fontan, Landreaux, and Rodriguez and Messrs. Fisackerly, Marsh, and Viamontes each experienced a change in officer status in 2022, and accordingly, their target PUP award opportunities were increased for the 2022 – 2024 performance period as follows: from 1,483 to 1,510 for Mr. Fisackerly; from 1,908 to 5,302 for Ms. Fontan; from 1,483 to 1,769 for Ms. Landreaux; from 9,810 to 23,118 for Mr. Marsh; from 1,145 to 1,254 for Ms. Rodriguez; and from 1,268 to 1,577 for Mr. Viamontes.

2022 Long-Term Incentive Award Mix

Long-Term Performance Units

The NEOs are issued performance unit awards under the PUP with payout opportunities established by the Talent and Compensation Committee at the beginning of each three-year performance period.

The PUP specifies a minimum, target, and maximum performance level, the achievement of which determines the number of performance units that may be earned by each participant. For the 2022 – 2024 PUP performance period, the Talent and Compensation Committee chose the performance measures and targets set forth below, which were the same measures as used in the 2021-2023 PUP performance period.

2022-2024 PUP Performance Period: Measures and Goals

Performance Measures(1)	PUP Measure Weight	Goals(2)
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Percentile Maximum (200%) - Top Quartile
Adjusted FFO/Debt Ratio(3)	20%	Minimum (25%) - 14.0% Target (100%) - 15.0% Maximum (200%) - 16.5%

(1)Payouts for performance between achievement levels are calculated using straight-line interpolation, between minimum and target and between target and maximum, with no payouts for performance below the minimum achievement level with respect to the applicable performance measure, and payouts are capped at the maximum achievement level with respect to the applicable performance measure.

(2)No payout if the relative TSR falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and the Adjusted FFO/Debt Ratio is below the minimum performance goal.
(3)Results for the Adjusted FFO/Debt Ratio will exclude the Pre-Determined Exclusions.

Performance Measures

Relative TSR:

•The Talent and Compensation Committee chose relative TSR as a performance measure because it reflects the Company’s creation of shareholder value relative to other electric utilities included in the Philadelphia Utility Index over the performance period. By measuring performance in relation to an industry benchmark, this measure is intended to isolate and reward management for the creation of shareholder value that is not driven by events that affect the industry as a whole.

•Minimum, target, and maximum performance levels are determined by reference to the ranking of Entergy’s TSR in relation to the TSR of the companies in the Philadelphia Utility Index. The Talent and Compensation Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining relative TSR because the companies included in this index, in the aggregate, are viewed as comparable to the Company in terms of business and scale.

Adjusted FFO/Debt Ratio:

•To emphasize the importance of strong credit for the long-term health of our business, for the 2022 – 2024 PUP performance period we used the credit measure – Adjusted FFO/Debt Ratio.

•The Adjusted FFO/Debt Ratio is the ratio of: (i) adjusted funds from operations calculated as operating cash flow adjusted for allowance for funds used during construction, working capital and the effects of securitization revenue, and the Pre-Determined Exclusions; to (ii) total debt, excluding outstanding or pending securitization debt.

•The Talent and Compensation Committee decided to use this ratio because it emphasizes financial stability, noting that a financially healthy utility creates the capacity to make investments on behalf of customers, addresses the needs of our communities, provides low-cost access to capital markets, and promotes employee confidence.

•To further underscore the importance of this measure, for the 2022 – 2024 performance period, the calculated PUP result, determined as set forth above, will be adjusted by ±10 basis points for a change in Entergy Corporation’s corporate credit outlook and ±20 basis points for an upgrade or downgrade in the corporate credit rating for Entergy Corporation. The maximum increase or decrease from adjustments made under this modifier is 20 basis points, and performance may not be reduced below zero or increased beyond 200%.

Stock Options and Restricted Stock

The Company grants stock options and shares of restricted stock as part of its long-term incentive award mix because it aligns the interests of the executive officers with long-term shareholder value, provides competitive compensation, and increases the executives’ ownership in Entergy’s common stock. Generally, stock options are granted with a maximum term of ten years and vest one-third on each of the first three anniversaries of the date of grant. The exercise price for each option granted in January 2022 was $109.59, which was the closing price of Entergy’s common stock on the date of grant. Shares of restricted stock vest one-third on each of the first three anniversaries of the date of grant, are paid dividends which are reinvested in shares of Entergy stock and have full voting rights. The dividend reinvestment shares are subject to forfeiture similar to the terms of the original grant.

2022 Long-Term Incentive Awards

In January 2022 the Talent and Compensation Committee granted the following PUP performance units, stock options and shares of restricted stock to each NEO. In connection with their promotions during 2022 and as provided for by their initial grant letters and based on the competitive market data described above, Mr. Fisackerly, Ms. Fontan, Ms. Landreaux, Mr. Marsh, Ms. Rodriguez, and Mr. Viamontes each received a pro-rated upward adjustment in the number of target performance units awarded, for the performance periods that were open at the time of their promotion, including the 2022-2024 PUP performance period. For the 2022-2024 PUP performance period, the targeted PUP units were increased as follows: from 1,483 to 1,510 for Mr. Fisackerly; from 1,908 to 5,302 for Ms. Fontan; from 1,483 to 1,769 for Ms. Landreaux; 9,810 to 23,118 for Mr. Marsh; from 1,145 to 1,254 for Ms. Rodriguez; and from 1,268 to 1,577 for Mr. Viamontes. The number of performance units, options and shares of restricted stock were determined as discussed above under “Long-Term Incentive Compensation – Overview.”

Named Executive Officer	2022 – 2024 Target PUP Units	Stock Options	Shares of Restricted Stock
A. Christopher Bakken, III	7,125	18,505	2,831
Leo P. Denault	41,874	108,762	16,638
Haley R. Fisackerly	1,483	3,852	590
Kimberly A. Fontan	1,908	4,955	758
Laura R. Landreaux	1,483	3,852	590
Andrew S. Marsh	9,810	25,480	3,898
Phillip R. May, Jr.	2,871	7,457	1,141
Deanna D. Rodriguez	1,145	2,974	455
Eliecer Viamontes	1,268	3,294	504
Roderick K. West	9,525	24,740	3,785

All of the performance units, the shares of restricted stock, and stock options granted to our NEOs in 2022 were granted pursuant to the 2019 OIP. The 2019 OIP requires both a change in control and an involuntary job loss without cause or a resignation by the NEO for good reason within 24 months following a change in control (a “double trigger”) for the acceleration of these awards upon a change in control.

Payouts for the 2020 – 2022 PUP Performance Period

In December 2019 the Talent and Compensation Committee chose relative TSR and Cumulative ETR Adjusted EPS as the performance measures for the 2020 – 2022 PUP performance period, with relative TSR weighted 80% and Cumulative ETR Adjusted EPS weighted 20%. Cumulative ETR Adjusted EPS, which adjusts Entergy’s as reported (GAAP) results to eliminate the impact of Entergy Wholesale Commodities and other non-routine items, was selected in 2019 as a performance measure because the committee wished to incentivize management to achieve steady, predictable earnings growth for the Company over the three-year performance period, and because it aligns with the earnings measure being used to communicate the Company’s earnings expectations externally to investors. Similar to the way targets are established for the annual incentive awards, targets for the Cumulative ETR Adjusted EPS performance measure were established by the Talent and Compensation Committee after the Board’s review of the Company’s strategic plan. These targets also exclude the effect of major storms, the resolution of certain unresolved regulatory litigation matters, changes in federal income tax law and unrealized gains or losses on equity securities. The payout was determined based on the achievement of the following performance goals established for both performance measures by the committee at the beginning of the performance period:

2020 – 2022 PUP Performance Period: Measure and Goals

Performance Measure(1)	PUP Measure Weight	Payout
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Percentile Maximum (200%) - Top Quartile
Cumulative ETR Adjusted EPS ($)(2)	20%	Minimum (25%) - 16.07 Target (100%) - 17.85 Maximum (200%) - 19.63

(1)Payouts for performance between achievement levels are calculated using straight-line interpolation. There is no payout for performance below the minimum achievement level and payouts are capped for performance at or above the maximum performance level.
(2)EPS targets were established to drive multi-year key growth measures consistent with those that were externally communicated to investors at the time.

In January 2023 the Talent and Compensation Committee reviewed the Company’s relative TSR and the Cumulative ETR Adjusted EPS for the 2020 – 2022 PUP performance period in order to determine the payout to participants based upon the performance measures and range of potential payouts for the 2020 – 2022 PUP performance period as provided above. The committee compared the Company’s TSR against the TSR of the companies that were included in the Philadelphia Utility Index as of the last day of the year preceding the three-year performance period, which were:

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

As recommended by the Finance Committee, the Talent and Compensation Committee concluded that Entergy Corporation’s relative TSR for the 2020 – 2022 PUP performance period was in the fourth quartile, and that Cumulative ETR Adjusted EPS was $18.46, yielding a payout of 27% of target for the NEOs.

Named Executive Officer	2020 - 2022 Target PUP Performance Units	Number of Shares Issued(1)	Value of Shares Actually Issued(2)	Grant Date Fair Value(3)
A. Christopher Bakken, III	7,758	2,312	$248,748	$1,257,851
Leo P. Denault	31,263	9,318	$1,002,524	$5,068,858
Haley R. Fisackerly(4)	1,013	300	$32,277	$164,244
Kimberly A. Fontan(4)	1,588	468	$50,352	$257,472
Laura R. Landreaux(4)	1,013	300	$32,277	$164,244
Andrew S. Marsh(4)	10,222	3,029	$325,890	$1,657,354
Phillip R. May, Jr.	1,400	417	$44,865	$226,990
Deanna D. Rodriguez(4)	564	159	$17,107	$91,445
Eliecer Viamontes(4)	986	291	$31,309	$159,866
Roderick K. West	8,401	2,503	$269,298	$1,362,105

(1)Includes accrued dividends.
(2)Value determined based on the closing price of Entergy Corporation common stock on January 18, 2023 ($107.59), the date the Talent and Compensation Committee certified the 2020 – 2022 performance period results.
(3)Represents the aggregate grant date fair value calculated in accordance with applicable accounting rules as reflected in the 2020 Summary Compensation Table in the Form 10-K filed for the year ended December 31, 2020, except for NEOs whose target award opportunities were increased in 2022, as discussed in footnote 4.
(4)Mses. Fontan, Landreaux, and Rodriguez and Messrs. Fisackerly, Marsh, and Viamontes each experienced a change in officer status in 2022, and accordingly, their target award opportunities were increased for the 2020 – 2022 performance period as follows: from 9,560 to 10,222 for Mr. Marsh; from 1,400 to 1,588 for Ms. Fontan; from 950 to 1,013 for Mr. Fisackerly; from 950 to 1,013 for Ms. Landreaux; from 501 to 564 for Ms. Rodriguez; and from 924 to 986 for Mr. Viamontes.

Benefits and Perquisites

The NEOs are eligible to participate in or receive the following benefits:

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
Pension Equalization Plan (PEP) - a non-qualified pension restoration plan for certain highly compensated non-bargaining employees who participate in the Entergy Retirement Plan.
Cash Balance Equalization Plan (CBEP) - a non-qualified restoration plan for a certain highly compensated non-bargaining employees who participate in the Cash Balance Plan.
System Executive Retirement Plan (SERP) - a non-qualified supplemental retirement plan for a select group of individuals who became executive officers before July 1, 2014.

See “2022 Pension Benefits” for additional information regarding the operation of the plans described above.

Savings Plan	Entergy Corporation-sponsored 401(k) Savings Plan that covers a broad group of employees and provides for an employer matching contribution.
Health & Welfare Benefits	Medical, dental and vision coverage, health care and dependent care reimbursement plans, life and accidental death and dismemberment insurance, business travel accident insurance, and basic long-term disability insurance.

Eligibility, coverage levels, potential employee contributions, and other plan design features are the same for the NEOs as for the broad employee population.
2022 Perquisites	Corporate aircraft usage and annual mandatory physical exams. The NEOs who are members of the OCE do not receive tax gross ups on any benefits, except for relocation assistance.

In 2022, the NEOs who are not members of the OCE also were provided with club dues, relocation assistance, and tax gross up payments on these perquisites.

For additional information regarding perquisites, see the “All Other Compensation” column in the 2022 Summary Compensation Table.
Deferred Compensation	The NEOs are eligible to defer up to 100% of their base salary and annual incentive awards into the Entergy Corporation sponsored Executive Deferred Compensation Plan.
Executive Disability Plan	This plan pays eligible individuals a supplemental long-term disability (LTD) benefit if they are disabled and receiving LTD benefits from the broad-based LTD Plan. The benefit payable under this plan is equal to 65% of the difference between their annual base salary and the annual base salary that produces the maximum disability payment under our broad-based LTD plan, which is $15,000.

Entergy Corporation provides these benefits to the NEOs as part of its effort to provide a competitive executive compensation program and because it believes that these benefits are important retention and recruitment tools since many of the companies with which it competes for executive talent provide similar arrangements to their senior executive officers.

Severance and Retention Arrangements

System Executive Continuity Plan

The Talent and Compensation Committee believes that retention and transitional compensation arrangements are an important part of overall compensation as they help to secure the continued employment and dedication of the NEOs, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Talent and Compensation Committee believes that these arrangements are important as recruitment and retention devices, as many of the companies with which Entergy Corporation competes for executive talent have similar arrangements in place for their senior employees.

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan (“Continuity Plan”) under which each of our NEOs, with the exception of Mr. Denault, is entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated without cause or if the officer resigns for good reason, in each case, in connection with a change in control of the Company. Mr. Denault became ineligible to participate in or receive any benefits under the Continuity Plan, effective November 1, 2022, pursuant to his resignation as CEO of Entergy. Entergy strives to ensure that the benefits and payment levels under the Continuity Plan are consistent with market practices. Entergy’s executive officers, including the NEOs, are not entitled to any tax gross up payments on any severance benefits received under this plan. For more information regarding our severance arrangements, see “Potential Payments Upon Termination or Change in Control.”

Nuclear Retention Plan

Mr. Bakken participates in the Nuclear Retention Plan, a retention plan for officers and other leaders with expertise in the nuclear industry. The Talent and Compensation Committee authorized this plan to attract and retain key management and employee talent in the nuclear power field, a field that requires unique technical and other expertise that is in great demand in the utility industry. Participation in the plan is limited to regular full-time employees of Entergy Nuclear Operations, Inc. recommended to, and approved for participation by, the CEO of Nuclear Operations and to employees of other Entergy System Companies approved for participation in the plan by the Talent and Compensation Committee or the CEO of Entergy. The plan provides for bonuses to be paid annually over a three-year service period with the bonus opportunity dependent on the participant’s management level and continued employment. Each annual payment is equal to an amount ranging from 15% to 30% of the employee’s base salary as of their date of enrollment in the plan. This plan does not provide for accelerated or prorated payouts upon termination of employment.

In accordance with the terms and conditions of the plan, in May 2022, Mr. Bakken received a cash bonus equal to $196,223 or 30% of $654,078, his base salary as of May 1, 2019. In recognition of the value the Company places on Mr. Bakken as a member of the Company’s senior management team and his extensive experience in the nuclear industry, and to keep his pay competitive, in May 2022, Mr. Bakken’s participation in the plan was renewed for another three-year period beginning on May 1, 2022. Subject to the terms and conditions of the Nuclear Retention Plan, in 2023, 2024 and 2025, Mr. Bakken is expected to be eligible to receive a cash bonus equal to $214,418, which is 30% of $714,728, his base salary as of May 1, 2022. The three-year period covered and percentage of base salary paid to Mr. Bakken under the plan are consistent with the terms of participation of other senior executive officers who participate in this plan.

Restricted Stock Units

Restricted stock units granted under our 2019 OIP represent shares of our common stock that have an economic value equivalent to one share of our common stock. Entergy Corporation occasionally grants restricted stock units for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes. If all conditions of the grant are satisfied, restrictions on the restricted stock units lift at the end of the restricted period and the restricted stock units are settled in shares of Entergy common stock. Restricted stock units are generally time-based awards for which restrictions generally lift on the third anniversary of the grant date, subject to continued satisfactory employment.

In November 2022 the Talent and Compensation Committee granted Mr. West 18,012 restricted stock units. Mr. West’s award was made in recognition of his senior leadership role and direction as the Company’s Group President, Utility Operations and to retain his deep knowledge of the utility industry and the Company’s utilities gained through his experience as Group President and his other senior management positions with the Company through the Company’s management succession process. Mr. West’s restricted stock units are scheduled to vest in three equal installments on June 1, 2024, 2025 and 2026, provided he satisfies the vesting criteria through each such date, including remaining continuously employed as Group President, Utility Operations or in a higher position, performing his job duties in a satisfactory manner, and actively preparing for the successful transition of his role, determined in the sole discretion of the CEO of Entergy Corporation. All of Mr. West’s restricted stock units will vest immediately if the Company experiences a change in control (as defined in the 2019 OIP) and (x) the outstanding restricted stock units are not assumed or substituted in accordance with the 2019 OIP, or (y) the outstanding restricted stock units are so assumed or substituted and Mr. West’s employment is terminated by his Entergy System Company employer without cause or by Mr. West for good reason within 24 months after the change in control.

Additionally, in November 2022 the Talent and Compensation Committee granted to each of Messrs. Fisackerly and May 4,053 restricted stock units, all of which will vest on October 1, 2025, provided they satisfy the vesting criteria through such date, including remaining continuously employed in their current positions or higher positions, performing their job duties in a satisfactory manner, and actively preparing for the successful transition of their roles, determined in the sole discretion of the CEO of Entergy Corporation. These awards were made to Messrs. Fisackerly and May in recognition of their senior leadership roles as President and Chief Executive Officer of Entergy Mississippi, LLC and of Entergy Louisiana, LLC, respectively, and to retain their deep industry knowledge of the utility industry and the Mississippi and Louisiana service territories. All of the restricted stock units awarded to Messrs. Fisackerly and May will vest immediately if the Company experiences a change in control (as defined in the 2019 OIP) and (x) the outstanding restricted stock units are not assumed or substituted in accordance with the 2019 OIP, or (y) the outstanding restricted stock units are so assumed or substituted and their employment is terminated by their respective Entergy System Company employers without cause or by them for good reason within 24 months after the change in control.

Risk Mitigation and Other Pay Practices

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in its industry as well as other companies in the S&P 500. Some of these practices include the following:

Policy for Recoupment of Compensation (Clawback Provisions)

Under the Company’s policy regarding recoupment of certain compensation or, its clawback policy, the Company will seek reimbursement of certain compensation from current or former executive officers subject to Section 16, including all of the NEOs, where:

a.the Company is required to restate its financial statements due to noncompliance with any financial reporting requirement under securities laws; or
b.there is a material miscalculation of a performance measure related to incentive compensation, regardless of whether the Company’s financial statements are restated.

In addition, the Company may seek reimbursement of certain compensation from current or former executive officers subject to Section 16, including all of the NEOs, if the Board determines that an executive officer engaged in fraud that resulted in either a restatement of the Company’s financial statements or a material miscalculation of a performance measure relative to incentive compensation.

The Company’s clawback policy applies to incentive compensation, including cash or equity-based bonus or incentive or profit sharing awards paid during the three year period leading up to the date the Company is required to prepare such restatement or during the three-year period preceding the material miscalculation. The amount required to be reimbursed is equal to the excess of the gross incentive payment actually made over the gross payment that would have been made if the original payment had been determined based on the restated financial results or correct calculation. The Company may enforce all or part of any executive officer’s repayment obligation under the policy by reducing any amounts that may be owing from time-to-time by the Company or any of its subsidiaries to such individual, whether as wages, severance, vacation pay or in the form of any other benefit or for any other reason. In addition, we will seek to recover any compensation received by Entergy Corporation’s Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under the Sarbanes-Oxley Act of 2002 following a material restatement of our financial statements.

The Company is reviewing its clawback policy in light of the rules recently adopted by the SEC and effective in January 2023 directing the NYSE to adopt certain requirements for listed companies relating to clawback policies and will make any changes that it determines to be necessary or appropriate to comply with the updated NYSE listing standards.

Stock Ownership Guidelines and Share Retention Requirements

Entergy Corporation requires their NEOs to own Entergy stock to further align their interests with Entergy’s shareholders’ interests. Annually, the Talent and Compensation Committee monitors the executive officers’ compliance with these guidelines with all of the NEOs satisfying the applicable ownership guidelines at the time of the annual review. The ownership guidelines are as follows:

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

No Hedging/Pledging

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
Compensation Consultant Independence

Annually, the Talent and Compensation Committee reviews the relationship with its compensation consultant to determine whether any conflicts of interest exist that would prevent Pay Governance from independently advising the Talent and Compensation Committee. When assessing the independence of its compensation consultant in 2022, the committee considered the following factors, among others:

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

Based on these factors, the Talent and Compensation Committee concluded that Pay Governance is independent in accordance with SEC and NYSE rules and that no conflicts of interest exist that would prevent Pay Governance from independently advising the committee.

In addition, Pay Governance has agreed that it will not accept any engagement with management without prior approval from the Talent and Compensation Committee, and Entergy Corporation’s Board has adopted a policy that prohibits a compensation consultant from providing other services to it if the aggregate amount for those services would exceed $120,000 in any year. During 2022, Pay Governance did not provide any services to Entergy Corporation other than the services it performed on behalf of the Talent and Compensation and Corporate Governance Committees, and it worked with Entergy Corporation’s management only as directed by those committees.

TALENT AND COMPENSATION COMMITTEE REPORT

The Talent and Compensation Committee Report included in the 2023 Entergy Proxy Statement is incorporated by reference, but will not be deemed to be “filed” in this Annual Report on Form 10-K. None of the Registrant Subsidiaries has a compensation committee or other board committee performing equivalent functions. The board of directors of each of the Registrant Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Registrant Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Registrant Subsidiaries.

EXECUTIVE COMPENSATION TABLES

2022 Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2022, and to the extent required by SEC executive compensation disclosure rules, the fiscal years ended December 31, 2021 and 2020.  For information on the principal positions held by each of the NEOs, see Item 10, “Directors, Executive Officers, and Corporate Governance of the Registrants.”

The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  For additional information regarding the material terms of the awards reported in the following table, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compen-sation (8)	Total	Total Without Change in Pension Value (9)
A. Christopher Bakken, III	2022	$709,123	$196,223	$1,258,658	$300,706	$696,860	$88,200	$119,704	$3,369,474	$3,281,274
Executive Vice President, Entergy	2021	$688,635	$196,223	$1,375,489	$298,517	$702,585	$89,300	$91,589	$3,442,338	$3,353,038
Infrastructure -	2020	$693,819	$196,223	$1,666,710	$335,245	$581,066	$115,100	$85,846	$3,674,009	$3,558,909
Entergy Corp.

Leo P. Denault	2022	$1,300,000	$—	$7,397,206	$1,767,383	$2,366,000	$—	$376,766	$13,207,355	$13,207,355
Former Chairman of	2021	$1,289,538	$—	$7,383,591	$1,602,462	$2,457,000	$4,178,300	$134,853	$17,045,744	$12,867,444
the Board and CEO -	2020	$1,308,462	$—	$6,716,017	$1,350,986	$2,116,800	$4,416,700	$289,632	$16,198,597	$11,781,897
Entergy Corp.

Haley R. Fisackerly	2022	$410,557	$—	$752,209	$62,595	$319,427	$—	$46,281	$1,591,069	$1,591,069
CEO - Entergy	2021	$396,604	$—	$231,921	$50,319	$216,186	$190,000	$41,723	$1,126,753	$936,753
Mississippi	2020	$384,848	$—	$252,819	$49,235	$232,737	$836,200	$48,101	$1,803,940	$967,740

Kimberly A. Fontan	2022	$404,809	$—	$1,034,293	$80,519	$379,688	$—	$29,720	$1,929,029	$1,929,029
Executive Vice
President and CFO -
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans,
Entergy Texas

Laura R. Landreaux	2022	$390,161	$—	$341,381	$62,595	$271,015	$—	$25,313	$1,090,465	$1,090,465
CEO - Entergy	2021	$350,660	$—	$219,035	$47,522	$220,093	$125,000	$20,683	$982,993	$857,993
Arkansas	2020	$323,907	$—	$252,819	$49,235	$167,153	$330,700	$26,698	$1,150,512	$819,812

Andrew S. Marsh	2022	$781,560	$—	$4,598,890	$414,050	$960,700	$—	$106,560	$6,861,760	$6,861,760
Chairman of the	2021	$705,286	$—	$1,650,645	$358,235	$906,143	$213,000	$56,018	$3,889,327	$3,676,327
Board and CEO -	2020	$704,692	$—	$2,053,717	$413,105	$703,800	$2,054,000	$77,741	$6,007,055	$3,953,055
Entergy Corp.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compen-sation (8)	Total	Total Without Change in Pension Value (9)
Phillip R. May, Jr.	2022	$430,676	$—	$957,246	$121,176	$326,732	$—	$39,225	$1,875,055	$1,875,055
CEO - Entergy	2021	$413,752	$—	$304,893	$66,160	$333,205	$2,000	$25,261	$1,145,271	$1,143,271
Louisiana	2020	$416,677	$—	$371,882	$83,585	$284,881	$1,072,100	$28,836	$2,257,961	$1,185,861

Deanna D. Rodriguez	2022	$342,565	$—	$260,189	$48,328	$217,320	$—	$27,087	$895,489	$895,489
CEO - Entergy	2021	$314,450	$—	$339,833	$—	$144,662	$144,900	$59,161	$1,003,006	$858,106
New Orleans

Eliecer Viamontes	2022	$347,459	$—	$296,861	$53,528	$240,731	$11,800	$168,309	$1,118,688	$1,106,888
CEO - Entergy	2021	$324,120	$—	$245,000	$53,154	$134,793	$22,300	$102,190	$881,557	$859,257
Texas

Roderick K. West	2022	$770,432	$—	$3,682,723	$402,025	$776,434	$—	$101,107	$5,732,721	$5,732,721
Group President	2021	$748,087	$—	$1,512,547	$328,247	$844,277	$77,500	$75,540	$3,586,198	$3,508,698
Utility Operations -	2020	$754,742	$—	$1,804,816	$363,022	$673,314	$1,976,400	$59,730	$5,632,024	$3,655,624
Entergy Corp.

(1)Mr. Marsh was named Chief Executive Officer, effective November 1, 2022, and Mr. Denault was elected Executive Chair on such date. Ms. Fontan was named Executive Vice President and Chief Financial Officer, effective November 1, 2022. Effective January 31, 2023, Mr. Denault resigned from the position of Executive Chair and from the Board and Mr. Marsh was elected Chairman of the Board. Ms. Rodriguez was named Chief Executive Officer, Entergy New Orleans in May 2021, and Mr. Viamontes was named Chief Executive Officer, Entergy Texas in November 2021.
(2)The amounts in column (c) represent the actual base salary paid to the NEOs in the applicable year. The 2022 changes in base salaries noted in the CD&A were effective in April 2022. Additionally, as noted above in the CD&A, Mr. Marsh’s and Ms. Fontan’s base salaries were further increased in November 2022 in conjunction with their promotions to their current positions. The 2020 base salary amounts include an amount attributable to an extra pay period that occurred in 2020 as the NEOs are paid on a bi-weekly basis.
(3)The amount in column (d) represents the cash bonus paid to Mr. Bakken pursuant to the Nuclear Retention Plan. Additional information about this plan can be found under the heading ‘‘Nuclear Retention Plan’’ in the CD&A.
(4)The amounts in column (e) represent the aggregate grant date fair value of restricted stock and performance units granted under the 2019 OIP, each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock, restricted stock units, and the portion of the performance units with vesting based on the Adjusted FFO/Debt Ratio is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of the portion of the performance units attributable to relative TSR was measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free interest rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  The performance units in the table are also valued based on the probable outcome of the applicable performance condition at the time of grant. The maximum value of shares that would be received if the highest achievement level is attained with respect to both the relative TSR and Adjusted FFO/Debt Ratio, for performance units granted in 2022 are as follows:  Mr. Bakken, $1,561,658; Mr. Denault, $9,177,943; Mr. Fisackerly, $394,343; Ms. Fontan, $1,594,140; Ms. Landreaux, $459,547; Mr. Marsh, $6,997,739; Mr. May, $629,266; Ms. Rodriguez, $350,504; Mr. Viamontes, $400,520; and Mr. West, $2,087,690.

(5)The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2019 OIP calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.
(6)The amounts in column (g) represent annual incentive award cash payments made under the 2019 OIP.
(7)The amounts in column (h) include the annual actuarial change in the present value of these NEOs’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the NEOs may not currently be entitled to receive because such amounts are not vested. For 2022, the aggregate change in the actuarial present value was a decrease of $1,209,800 for Mr. Denault, a decrease of $465,800 for Mr. Fisackerly, a decrease of $544,900 for Ms. Fontan, a decrease of $238,000 for Ms. Landreaux, a decrease of $1,741,300 for Mr. Marsh, a decrease of $945,100 for Mr. May, a decrease of $415,000 for Ms. Rodriguez, and a decrease of $2,293,500 for Mr. West. The increases for Mr. Bakken and Mr. Viamontes were not attributable to above-market or preferential earnings on non-qualified deferred compensation. See “2022 Pension Benefits.”
(8)The amounts in column (i) for 2022 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the NEOs; (b) dividends paid on restricted stock and performance units when vested; (c) life insurance premiums; (d) tax gross up payments on club dues and relocation assistance; and (e) perquisites and other compensation as described further below. The 2021 amounts for Mr. Denault have been updated as compared to the amount of All Other Compensation reported in our Form 10-K for the year ended December 31, 2021 to reflect the reimbursement by Mr. Denault of the incremental cost associated with the personal use of the corporate aircraft in 2021. Following 2021, Mr. Denault reimbursed the Company for the incremental cost associated with his personal usage of the corporate aircraft during 2021. Based on such reimbursement, his 2021 All Other Compensation excludes any cost associated with his personal usage of the corporate aircraft.  The 2022 amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock and PUP Awards	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
A. Christopher Bakken, III	$18,300	$67,645	$19,547	$—	$14,212	$119,704
Leo P. Denault	$12,810	$290,828	$11,484	$—	$61,644	$376,766
Haley R. Fisackerly	$12,810	$11,147	$6,100	$4,989	$11,235	$46,281
Kimberly A. Fontan	$12,810	$16,263	$647	$—	$—	$29,720
Laura R. Landreaux	$—	$10,589	$1,316	$4,187	$9,221	$25,313
Andrew S. Marsh	$12,810	$83,712	$10,038	$—	$—	$106,560
Phillip R. May, Jr.	$12,810	$16,564	$9,851	$—	$—	$39,225
Deanna D. Rodriguez	$12,810	$8,248	$1,514	$—	$4,515	$27,087
Eliecer Viamontes	$18,300	$3,325	$776	$8,415	$137,493	$168,309
Roderick K. West	$12,810	$71,708	$4,002	$—	$12,587	$101,107

(9)In order to show the effect that the year-over-year change in pension value had on total compensation, as determined under applicable SEC rules, we have included an additional column to show total compensation minus the change in pension value. The amounts reported in the Total Without Change in Pension Value column may differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for total compensation. Total Without Change in Pension Value represents total compensation, as determined under applicable SEC rules, minus the change in pension value reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column. The change in pension value is subject to many external variables, such as interest rates, assumptions about life expectancy, and changes in the discount rate determined at each year end, which are functions of economic factors and actuarial calculations that are not related to Entergy Corporation’s performance and are outside of the control of the Talent and Compensation Committee.

Perquisites and Other Compensation

The amounts set forth in column (i) also include perquisites and other personal benefits that Entergy Corporation provides to its NEOs as part of providing a competitive executive compensation program and for employee retention. The following perquisites were provided to the NEOs in 2022.

Named Executive Officer	Relocation	Personal Use of Corporate Aircraft	Club Dues	Executive Physical Exams
A. Christopher Bakken, III		X		X
Leo P. Denault		X		X
Haley R. Fisackerly			X
Kimberly A. Fontan				X
Laura R. Landreaux			X
Andrew S. Marsh				X
Phillip R. May, Jr.
Deanna D. Rodriguez				X
Eliecer Viamontes	X			X
Roderick K. West		X		X

For security and business reasons, Entergy Corporation’s Chief Executive Officer is permitted to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other NEOs may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  Annually, the Talent and Compensation Committee reviews the level of usage. Entergy Corporation believes that its officers’ ability to use its plane for limited personal use saves time and helps to ensure their safety and security while traveling, thereby benefiting the Company. The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. The aggregate incremental aircraft usage cost associated with Mr. Denault’s personal use of the corporate aircraft was $61,644 for fiscal year 2022. In addition, Entergy Corporation offers its executives comprehensive annual physical exams at Entergy Corporation’s expense.

Entergy Corporation also provides relocation benefits to a broad base of employees, which include assistance with moving expenses, transportation of household goods, and, in certain circumstances, assistance with the sale of the employee’s home. In connection with employment, and in accordance with its relocation policies, Entergy Corporation paid $132,830 in relocation expense for Mr. Viamontes in 2022. The relocation assistance amounts reported above represent the amount paid to Entergy’s relocation service provider or Mr. Viamontes, as applicable. If Mr. Viamontes separates from the Company prior to the two year anniversary of his promotion, certain of Mr. Viamontes relocation benefits are subject to forfeiture.

None of the other perquisites referenced above exceeded $25,000 for any of the other NEOs.

2022 Grants of Plan-Based Awards

The following table summarizes award grants during 2022 to the NEOs.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
A. Christopher	1/27/22	$-	$536,046	$1,072,092
Bakken, III	1/27/22				1,781	7,125	14,250				$948,409
	1/27/22							2,831			$310,249
	1/27/22								18,505	$109.59	$300,706

Leo P.	1/27/22	$-	$1,820,000	$3,640,000
Denault	1/27/22				10,469	41,874	83,748				$5,573,848
	1/27/22							16,638			$1,823,358
	1/27/22								108,762	$109.59	$1,767,383

Haley R.	1/27/22	$-	$228,162	$456,324
Fisackerly(7)	1/27/22				371	1,483	2,966				$197,402
	7/24/22				7	27	54				$3,594
	7/24/22				61	244	488				$26,295
	7/24/22				16	63	126				$10,215
	1/27/22							590			$64,658
	11/10/22							4,053(6)			$450,045
	1/27/22								3,852	$109.59	$62,595

Kimberly A.	1/27/22	$-	$468,750	$937,500
Fontan(7)	1/27/22				477	1,908	3,816				$253,974
	11/1/22				849	3,394	6,788				$451,775
	11/1/22				499	1,995	3,990				$214,993
	11/1/22				47	188	376				$30,482
	1/27/22							758			$83,069
	1/27/22								4,955	$109.59	$80,519

Laura R.	1/27/22	$-	$216,812	$433,624
Landreaux(7)	1/27/22				371	1,483	2,966				$197,402
	7/24/22				72	286	572				$38,069
	7/24/22				72	288	576				$31,037
	7/24/22				16	63	126				$10,215
	1/27/22							590			$64,658
	1/27/22								3,852	$109.59	$62,595

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Andrew S.	1/27/22	$-	$1,320,000	$2,640,000
Marsh(7)	1/27/22				2,453	9,810	19,620				$1,305,809
	11/1/22				3,327	13,308	26,616				$1,771,428
	11/1/22				2,290	9,160	18,320				$987,137
	11/1/22				166	662	1,324				$107,334
	1/27/22							3,898			$427,182
	1/27/22								25,480	$109.59	$414,050

Phillip R.	1/27/22	$-	$261,386	$522,772
May, Jr.	1/27/22				718	2,871	5,742				$382,159
	1/27/22							1,141			$125,042
	11/10/22							4,053(6)			$450,045
	1/27/22								7,457	$109.59	$121,176

Deanna D.	1/27/22	$-	$173,586	$347,172
Rodriguez(7)	1/27/22				286	1,145	2,290				$152,411
	7/24/22				27	109	218				$14,509
	7/24/22				77	308	616				$33,192
	7/24/22				16	63	126				$10,214
	1/27/22							455			$49,863
	1/27/22								2,974	$109.59	$48,328

Eliecer	1/27/22	$-	$192,584	$385,168
Viamontes(7)	1/27/22				317	1,268	2,536				$168,783
	7/24/22				77	309	618				$41,131
	7/24/22				50	201	402				$21,661
	7/24/22				16	62	124				$10,053
	1/27/22							504			$55,233
	1/27/22								3,294	$109.59	$53,528

Roderick K.	1/27/22	$-	$621,147	$1,242,294
West	1/27/22				2,381	9,525	19,050				$1,267,873
	1/27/22							3,785			$414,798
	11/10/22							18,012(6)			$2,000,052
	1/27/22								24,740	$109.59	$402,025

(1)The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the annual incentive program.  The actual amounts awarded are reported in column (g) of the 2022 Summary Compensation Table.
(2)The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the PUP.  Performance under the program is measured by Entergy Corporation’s TSR relative to the TSR of the companies included in the Philadelphia Utility Index and Adjusted FFO/Debt Ratio with TSR weighted eighty percent and Adjusted FFO/Debt Ratio weighted twenty percent. There is no payout under the program if Entergy Corporation’s TSR falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and Adjusted FFO/Debt Ratio is below the minimum performance goal. Subject to the achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period for the 2022 - 2024 long-term PUP cycle (December 31, 2024).  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.
(3)Except as noted in footnote 6 below, the amounts in column (i) represent shares of restricted stock granted under the 2019 OIP.  Shares of restricted stock vest one-third on each of the first through third anniversaries of the grant date, have voting rights, and accrue dividends during the vesting period.
(4)The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock granted under the 2019 OIP.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant.
(5)The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See footnotes 4 and 5 to the 2022 Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.
(6)In November 2022, Messrs. Fisackerly, May, and West were awarded 4,053, 4,053, and 18,012 restricted stock units, respectively, under the 2019 OIP. The restricted units will vest in one installment on October 1, 2025 for Messrs. Fisackerly and May and in three equal installments on June 1, 2024, June 1, 2025, and June 1, 2026, for Mr. West, provided Messrs. Fisackerly, May, and West each satisfies the vesting criteria of his restricted stock unit agreement described in the CD&A under the heading “Restricted Stock Units.”
(7)Mses. Fontan, Landreaux, and Rodriguez and Messrs. Fisackerly, Marsh, and Viamontes’s awards were modified in connection with their promotions in 2022.

2022 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each NEO, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2022.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
A. Christopher	—	18,505(1)		$109.59	1/27/2032
Bakken, III	8,109	16,220(2)		$95.87	1/28/2031
	19,519	9,760(3)		$131.72	1/30/2030
	24,281	—		$89.19	1/31/2029
	13,500	—		$78.08	1/25/2028
								14,250(4)	$1,603,125
								19,510(5)	$2,194,875
						2,831(6)	$318,488
						2,255(7)	$253,688
						1,035(8)	$116,438
						10,000(9)	$1,125,000

Leo P. Denault	—	108,762(1)		$109.59	1/27/2032
	43,533	87,067(2)		$95.87	1/28/2031
	78,660	39,330(3)		$131.72	1/30/2030
	154,206	—		$89.19	1/31/2029
	167,100	—		$78.08	1/25/2028
	179,400	—		$70.53	1/26/2027
	167,000	—		$70.56	1/28/2026
	88,000	—		$89.90	1/29/2025
								83,748(4)	$9,421,650
								104,730(5)	$11,782,125
						16,638(6)	$1,871,775
						12,103(7)	$1,361,588
						4,169(8)	$469,013

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Haley R.	—	3,852(1)		$109.59	1/27/2032
Fisackerly	1,367	2,734(2)		$95.87	1/28/2031
	2,866	1,434(3)		$131.72	1/30/2030
	4,134	—		$89.19	1/31/2029
	2,200	—		$78.08	1/25/2028
								3,020(4)	$339,750
								3,778(5)	$425,025
						590(6)	$66,375
						380(7)	$42,750
						250(8)	$28,125
						4,053(10)	$455,963

Kimberly A.	—	4,955(1)		$109.59	1/27/2032
Fontan	1,815	3,630(2)		$95.87	1/28/2031
	4,266	2,134(3)		$131.72	1/30/2030
	6,000	—		$89.19	1/31/2029
	2,500	—		$78.08	1/25/2028
								10,604 (4)	$1,192,950
								8,358(5)	$940,275
						758(6)	$85,275
						505(7)	$56,813
						334(8)	$37,575

Laura R.	—	3,852(1)		$109.59	1/27/2032
Landreaux	1,291	2,582(2)		$95.87	1/28/2031
	2,866	1,434(3)		$131.72	1/30/2030
	5,100	—		$89.19	1/31/2029
								3,538(4)	$398,025
								3,682(5)	$414,225
						590(6)	$66,375
						360(7)	$40,500
						250(8)	$28,125

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Andrew S.	—	25,480(1)		$109.59	1/27/2032
Marsh	9,732	19,464(2)		$95.87	1/28/2031
	24,052	12,027(3)		$131.72	1/30/2030
	45,182	—		$89.19	1/31/2029
	49,000	—		$78.08	1/25/2028
	44,000	—		$70.53	1/26/2027
	45,000	—		$70.56	1/28/2026
	24,000	—		$89.90	1/29/2025
								46,236(4)	$5,201,550
								41,732(5)	$4,694,850
						3,898(6)	$438,525
						2,706(7)	$304,425
						1,275(8)	$143,438

Phillip R.	—	7,457(1)		$109.59	1/27/2032
May, Jr.	1,797	3,595(2)		$95.87	1/28/2031
	4,866	2,434(3)		$131.72	1/30/2030
	6,200	—		$89.19	1/31/2029
								5,742(4)	$645,975
								4,324(5)	$486,450
						1,141(6)	$128,363
						500(7)	$56,250
						367(8)	$41,288
						4,053(10)	$455,963

Deanna D.	—	2,974(1)		$109.59	1/27/2032
Rodriguez								2,508(4)	$282,150
								3,216(5)	$361,800
						455(6)	$51,188
						824(7)	$92,700
						284(8)	$31,950

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Eliecer	—	3,294(1)		$109.59	1/27/2032
Viamontes	1,444	2,888(2)		$95.87	1/28/2031
								3,154(4)	$354,825
								3,876(5)	$436,050
						504(6)	$56,700
						402(7)	$45,225
						334(11)	$37,575

Roderick K.	—	24,740(1)		$109.59	1/27/2032
West	8,917	17,835(2)		$95.87	1/28/2031
	21,136	10,569(3)		$131.72	1/30/2030
	25,564	—		$89.19	1/31/2029
	14,167	—		$78.08	1/25/2028
								19,050(4)	$2,143,125
								21,454(5)	$2,413,575
						3,785(6)	$425,813
						2,480(7)	$279,000
						1,121(8)	$126,113
						18,012(12)	$2,026,350

(1)Consists of options granted under the 2019 OIP; 1/3 of the options vested on January 27, 2023 and 1/3 of the remaining options will vest on each of January 27, 2024 and January 27, 2025.
(2)Consists of options granted under the 2019 OIP; 1/2 of the options vested on January 28, 2023 and the remaining options will vest on January 28, 2024.
(3)Consists of options granted under the 2019 OIP that vested on January 30, 2023.
(4)Consists of performance units granted under the 2019 OIP that will vest on December 31, 2024 based on two performance measures- Entergy Corporation’s relative TSR performance and Adjusted FFO/Debt Ratio over the 2022 - 2024 performance period with relative TSR weighted eighty percent and Adjusted FFO/Debt Ratio weighted twenty percent, as described under “What Entergy Corporation Pays and Why - Long-Term Incentive Compensation - 2022 Long-Term Incentive Award Mix - Long-Term Performance Unit Program” in the CD&A.
(5)Consists of performance units granted under the 2019 OIP that will vest on December 31, 2023 based on two performance measures - Entergy Corporation’s relative TSR performance and Adjusted FFO/Debt Ratio over the 2021 - 2023 performance period with relative TSR weighted eighty percent and Adjusted FFO/Debt Ratio weighted twenty percent.
(6)Consists of shares of restricted stock granted under the 2019 OIP; 1/3 of the shares of restricted stock vested on January 27, 2023 and 1/2 of the remaining shares will vest on each of January 27, 2024 and January 27, 2025.

(7)Consists of shares of restricted stock granted under the 2019 OIP; 1/2 of the shares of restricted stock vested on January 28, 2023 and the remaining shares of restricted stock will vest on January 28, 2024.
(8)Consists of shares of restricted stock granted under the 2019 OIP that vested on January 30, 2023.
(9)Consists of restricted stock units granted under the 2015 Equity Ownership Plan of Entergy Corporation and its Subsidiaries (the 2015 EOP) which will vest on April 6, 2025.
(10)Consists of restricted stock units granted under the 2019 OIP which will vest on October 1, 2025.
(11)Consists of restricted stock units granted under the 2019 OIP which vested on February 1, 2023.
(12)Consists of restricted stock units granted under the 2019 OIP which will vest in three equal installments on June 1, 2024, June 1, 2025, and June 1, 2026.

2022 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2022 for the NEOs.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
	(#)	($)	(#)	($)
A. Christopher Bakken, III	—	$—	15,933	$1,888,165

Leo P. Denault	156,000	$8,570,377	25,752	$2,832,876

Haley R. Fisackerly	—	$—	987	$108,886

Kimberly A. Fontan	—	$—	1,495	$164,847

Laura R. Landreaux	—	$—	938	$103,416

Andrew S. Marsh	77,000	$3,979,106	7,466	$820,131

Phillip R. May, Jr.	3,300	$138,336	1,404	$154,817

Deanna D. Rodriguez	—	$—	1,261	$139,896

Eliecer Viamontes	—	$—	833	$91,685

Roderick K. West	—	$—	6,402	$703,666

(1)Represents the value of performance units for the 2020 – 2022 performance period (payable solely in shares based on the closing stock price of Entergy Corporation on the date of vesting) under the PUP and the vesting of restricted stock and restricted stock units in 2022.

2022 Pension Benefits

The following table shows the present value as of December 31, 2022, of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each NEO, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Additional information regarding these retirement plans follows this table.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2022
A. Christopher Bakken, III	Cash Balance Equalization Plan	6.74	$422,900	$—
	Cash Balance Plan	6.74	$137,800	$—

Leo P. Denault (1)(2)(3)	System Executive Retirement Plan	30.00	$33,825,500	$—
	Entergy Retirement Plan	23.83	$1,121,300	$—

Haley R. Fisackerly(1)	System Executive Retirement Plan	27.08	$2,320,200	$—
	Entergy Retirement Plan	27.08	$992,100	$—

Kimberly A. Fontan	Pension Equalization Plan	26.56	$727,700	$—
	Entergy Retirement Plan	26.56	$691,100	$—

Laura R. Landreaux	Pension Equalization Plan	15.48	$326,300	$—
	Entergy Retirement Plan	15.48	$396,400	$—

Andrew S. Marsh	System Executive Retirement Plan	24.37	$5,316,700	$—
	Entergy Retirement Plan	24.37	$642,400	$—

Phillip R. May, Jr. (1)(3)	System Executive Retirement Plan	30.00	$3,119,800	$—
	Entergy Retirement Plan	36.56	$1,511,800	$—

Deanna D. Rodriguez(1)	Pension Equalization Plan	28.19	$643,900	$—
	Entergy Retirement Plan	28.19	$1,106,600	$—

Eliecer Viamontes	Cash Balance Equalization Plan	2.95	$14,900	$—
	Cash Balance Plan	2.95	$31,300	$—

Roderick K. West	System Executive Retirement Plan	23.75	$5,711,400	$—
	Entergy Retirement Plan	23.75	$734,100	$—

(1)As of December 31, 2022, Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez were retirement eligible.
(2)In 2021, the Company entered into an agreement with Mr. Denault and amended the PEP and the SERP, pursuant to which agreement and amendments the benefit payable to Mr. Denault (or to his surviving spouse) under the SERP when he separates from employment with the Company is fixed and will be determined as if such separation from employment occurred as of November 30, 2021 (including the use of final average monthly compensation, service, and actuarial assumptions applicable to separations as of such date). The amendment to the PEP terminated Mr. Denault’s participation in this plan. Mr. Denault retired and separated from employment with the Company on January 31, 2023.
(3)Service under the SERP is granted from the date of hire. Service under the qualified Entergy Retirement Plan is granted from the later of the date of hire or the plan participation date. The SERP amounts reflected in the table for Mr. Denault and Mr. May are calculated based on 30 years of service pursuant to the terms of the SERP.

Retirement Benefits

The tables below contain summaries of the pension benefit plans sponsored by Entergy Corporation that the NEOs participated in during 2022. Benefits for the NEOs who participate in these plans are determined using the same formulas as for other eligible employees.

Qualified Retirement Benefits

	Entergy Retirement Plan		Cash Balance Plan(1)
Eligible Named Executive Officers	Haley R. Fisackerly Leo P. Denault Andrew S. Marsh Laura R. Landreaux	Phillip R. May, Jr. Kimberly A. Fontan Deanna D. Rodriguez Roderick K. West	A. Christopher Bakken, III Eliecer Viamontes
Eligibility	Non-bargaining employees hired before July 1, 2014		Non-bargaining employees hired on or after July 1, 2014 and before January 1, 2021.
Vesting	A participant becomes vested in the Entergy Retirement Plan upon attainment of at least 5 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.		A participant becomes vested in the Cash Balance Plan upon attainment of at least 3 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.
Form of Payment Upon Retirement	Benefits are payable as an annuity. For employees who separate from service on or after January 1, 2018, a single lump sum distribution may be elected by the participant if eligibility criteria are met.		Benefits are payable as an annuity or single lump sum distribution.

Entergy Retirement Plan	Cash Balance Plan(1)
Retirement Benefit Formula	Benefits are calculated as a single life annuity payable at age 65 and generally are equal to 1.5% of a participant’s Final Average Monthly Earnings (FAME) multiplied by years of service (not to exceed 40).

Earnings for the purpose of calculating FAME generally includes the employee’s base salary and eligible annual incentive awards subject to limitations imposed by the Internal Revenue Code of 1986, as amended (the Code), and excludes all other bonuses. Executive annual incentive awards are not eligible for inclusion in earnings under this plan.

FAME is calculated using the employee’s average monthly earnings for the 60 consecutive months in which the employee’s earnings were highest during the 120 month period immediately preceding the employee’s retirement and includes up to 5 eligible annual incentive awards paid during the 60 month period.	The normal retirement benefit at age 65 is determined by converting the sum of an employee’s annual pay credits and his or her annual interest credits into an actuarially equivalent annuity.

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
Benefit Timing(2)	Normal retirement age under the plan is 65.

A reduced terminated vested benefit may be commenced as early as age 55. The amount of this benefit is determined by reducing the normal retirement benefit by 7% per year for the first 5 years commencement precedes age 65 and 6% per year for each additional year commencement precedes age 65.

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

(1)Effective January 1, 2022, the Entergy Corporation Cash Balance Plan for Non-Bargaining Employees merged into and became Appendix J of the Entergy Corporation Retirement Plan for Non-Bargaining Employees, but retained its eligibility, benefit formula, and all benefits, rights and features.
(2)As of December 31, 2022, Messrs. Fisackerly, Denault, and May and Ms. Rodriguez were eligible for early retirement under the Entergy Retirement Plan.

Non-qualified Retirement Benefits

The NEOs are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income in addition to the benefit provided under the qualified retirement plans, including the PEP, the CBEP, and the SERP. Upon separation from the Company, those NEOs who participate in both the PEP and the SERP will be paid only the greater of the benefit under the PEP or the SERP. Each of the SERP, PEP, and Cash Balance Equalization Plan is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees. In general, upon disability, participants in the PEP and the SERP remain eligible for continued service credits until the earlier of recovery, separation from service due to disability, or retirement eligibility. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit.

	Pension Equalization Plan		Cash Balance Equalization Plan	System Executive Retirement Plan
Eligible Named Executive Officers	Haley R. Fisackerly Laura R. Landreaux Andrew S. Marsh	Phillip R. May, Jr. Kimberly A. Fontan Deanna D. Rodriguez Roderick K. West	A. Christopher Bakken, III Eliecer Viamontes	Haley R. Fisackerly Leo P. Denault* Andrew S. Marsh	Phillip R. May, Jr. Roderick K. West
Eligibility	Management or highly compensated employees who participate in the Entergy Retirement Plan		Management or highly compensated employees who participate in the Cash Balance Plan	Certain individuals who became executive officers before July 1, 2014
Form of Payment Upon Retirement	Single lump sum distribution		Single lump sum distribution	Single lump sum distribution
Retirement Benefit Formula
Benefits generally are equal to the actuarial present value of the difference between (1) the amount that would have been payable as an annuity under the Entergy Retirement Plan, including executive annual incentive awards as eligible earnings and without applying limitations of the Code on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and (2) the amount actually payable as an annuity under the Entergy Retirement Plan.

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

Benefits payable upon separation from service subject to the 6 month delay required under the Code Section 409A.	Payable upon separation from service subject to six month delay required under the Code Section 409A.	Payable at age 65

Prior to age 65, vesting is conditioned on the prior written consent of the officer’s Entergy employer.

Benefits payable prior to age 65 are subject to the same reduced terminated vested or subsidized early retirement reduction factors as benefits payable under the Entergy Retirement Plan as described above.

Benefits payable upon separation from service subject to the six month delay required under the Code Section 409A.
*Mr. Denault retired and separated from employment with the Company on January 31, 2023.

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
(2)Benefits accrued under the SERP, PEP, and CBEP, if any, will become fully vested if a participant is involuntarily terminated without cause or terminates his or her employment for good reason in connection with a change in control with payment generally made in a lump-sum payment as soon as reasonably practicable following the first day of the month after the termination of employment, unless delayed six months under Internal Revenue Code Section 409A.
(3)The SERP was closed to new executive officers effective July 1, 2014.

2022 Non-qualified Deferred Compensation

As of December 31, 2022, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by Mr. May, in certain T. Rowe Price investment funds that are also available to participants under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2022	Registrant Contributions in 2022	Aggregate Earnings in 2022(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2022
(a)	(b)	(c)	(d)	(e)	(f)

Phillip R. May, Jr.	$—	$—	($423)	$—	$3,253

(1)Amounts in this column are not included in the Summary Compensation Table.

2022 Potential Payments Upon Termination or Change in Control

The Company has plans and other arrangements that provide compensation to a NEO if his or her employment terminates under specified conditions, including following a change in control of the Company.
Change in Control

Entergy Corporation does not have any plans or agreements that provide for payments or benefits to any of our NEOs solely upon a Change in Control (as defined below). Under the System Executive Continuity Plan (the “Continuity Plan”), executive officers, including each of the NEOs, with the exception of Mr. Denault, are eligible to receive the cash severance payment and welfare plan benefits described below if their employment is terminated by their Entergy System employer other than for Cause (as defined below) or if they terminate their employment for Good Reason during a period beginning with a potential change in control and ending 24 months following the effective date of a Change in Control (a “Qualifying Termination”). Mr. Denault became ineligible to participate in or receive any benefits under the Continuity Plan, effective November 1, 2022, pursuant to his resignation as CEO of Entergy Corporation, and retired and separated from employment with the Company on January 31, 2023. A participant will not be eligible for benefits under the Continuity Plan if such participant: accepts employment with Entergy Corporation or any of its subsidiaries; elects to receive the benefits of another severance or separation program; removes, copies, or fails to return any property belonging to Entergy Corporation or any of its subsidiaries or violates the non-compete provision of the Continuity Plan (which generally runs for two years but extends to three years if permissible under applicable law). The Continuity Plan does not include any provisions for the waiver of a breach of any of these restrictive covenants.

In addition, under the 2019 OIP or an applicable equity award agreement issued under the 2019 OIP, upon a Qualifying Termination, our executive officers, including the NEOs, are eligible for the payments and benefits described in the table below under “Performance Units” and “Equity Awards.” Further, in the event of a Qualifying Termination, our executive officers, including our NEOs, are eligible for the benefits described in the table below for “Retirement Benefits” under the terms of the SERP, PEP, and/or CBEP, as applicable.

In the event of a Qualifying Termination, the executive officers, including the NEOs, with the exception of Mr. Denault, would receive lump sum severance payments and welfare benefits described below. In the event of a Qualifying Termination, all of the NEOs, including Mr. Denault (prior to his separation from the Company on January 31, 2023), would receive the treatment described below for their retirement benefits and their outstanding performance units and equity awards:

Compensation Element	Payment and/or Benefit**
Severance*	A lump sum severance payment equal to a multiple of the sum of: (a) the participant’s annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason, plus (b) the participant’s annual incentive award, calculated using the average annual target opportunity derived under the annual incentive program for the two calendar years immediately preceding the calendar year in which termination occurs.
Performance Units	For outstanding performance units, participants would receive a number of shares of Entergy common stock equal to the greater of (1) the target number of performance units subject to the performance unit agreement or (2) the number of units that would vest under the performance unit agreement calculated based on Company performance through the participant’s termination date, in either case pro-rated based on the portion of the performance period that occurs through the termination date.
Equity Awards	All unvested stock options and restricted stock units will vest immediately, and restrictions will lift on restricted shares, upon a Qualifying Termination pursuant to the terms of Entergy’s equity plans.
Retirement Benefits	Benefits already accrued under the SERP, PEP, and CBEP, if any, will become fully vested.
Welfare Benefits	Participants who are not retirement-eligible would be eligible to receive Entergy-subsidized COBRA benefits for a period ranging from 12 to 18 months.

*    Cash severance payments are capped at 2.99 times the sum of (a) an executive’s annual base salary in effect at any time within one year before commencement of the change in control period, or, if higher, immediately prior to a circumstance constituting Good Reason under the Continuity Plan in effect at any time within one year before commencement of the change in control period or, if higher, immediately prior to a circumstance constituting Good Reason under the Continuity Plan, plus (b) the higher of the executive’s actual annual incentive payment under the annual incentive program for the year immediately preceding the calendar year in which termination occurs or the average of the executive’s target annual incentive award for the two calendar years preceding the year in which termination occurs. Any cash severance payments to be paid under the Continuity Plan in excess of this cap will be forfeited by the participant.

** Prior to his separation from the Company on January 31, 2023, in the event of a Qualifying Termination, Mr. Denault would have received the greater of the payments and benefits described in the table above for which he was eligible or those payments and benefits provided for by the retention agreement entered into between Mr. Denault and the Company. See “Mr. Denault’s 2006 Retention Agreement” for a description of the payments and benefits Mr. Denault would have received in the event of a Qualifying Termination in connection with a change in control.

To protect shareholders and Entergy Corporation’s business model, executives are required to comply with non-compete provisions (which generally run for two years but extends to three years if permissible under applicable law) and confidentiality provisions, as discussed above. If an executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates his or her non-compete provision, he or she will be required to repay any benefits previously received under the Continuity Plan.

For purposes of the Continuity Plan, the following events are generally defined as:

•Change in Control: (a) the purchase of 30% or more of either Entergy Corporation’s common stock or the combined voting power of Entergy Corporation’s voting securities; (b) the merger or consolidation of Entergy Corporation (unless its Board members constitute at least a majority of the board members of the surviving entity); (c) the liquidation, dissolution, or sale of all or substantially all of Entergy Corporation’s assets; or (d) a change in the composition of Entergy Corporation’s Board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of Entergy Corporation’s Board at the end of the period.

•Potential Change in Control: (a) Entergy Corporation or an affiliate enters into an agreement, the consummation of which would constitute a Change in Control; (b) the Entergy Corporation Board adopts resolutions determining that, for purposes of the Continuity Plan, a potential Change in Control has occurred; (c) a System Company or other person or entity publicly announces an intention to take actions that would constitute a Change in Control; or (d) any person or entity becomes the beneficial owner (directly or indirectly) of Entergy Corporation’s outstanding shares of common stock constituting 20% or more of the voting power or value of the Entergy Corporation’s outstanding common stock.

•Cause: The participant’s (a) willful and continuous failure to perform substantially his or her duties after written demand for performance; (b) engagement in conduct that is materially injurious to Entergy Corporation or any of its subsidiaries; (c) conviction or guilty or nolo contendere plea to a felony or other crime that materially and adversely affects the participant’s ability to perform his or her duties or Entergy Corporation’s reputation; (d) material violation of any agreement with Entergy Corporation or any of its subsidiaries; or (e) disclosure of any of Entergy Corporation’s confidential information without authorization.

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

Other Termination Events

For termination events, other than in connection with a Change in Control, the executive officers, including the NEOs, generally will receive the benefits set forth below:

Termination Event	Compensation Element
	Severance	Annual Incentive	Stock Options	Restricted Stock(2)	Performance Units
Voluntary Resignation	None	Forfeited(1)	Unvested options are forfeited. Vested options expire on the earlier of (i) 90 days from the last day of active employment and (ii) the option’s normal expiration date.	Forfeited	Forfeited(3)
Termination for Cause	None	Forfeited	Forfeited	Forfeited	Forfeited
Retirement	None	Pro-rated based on number of days employed during the performance period	Unvested stock options granted in or after 2020 continue to vest following retirement, in accordance with the original vesting schedule and expire the earlier of (i) five years from the retirement date and (ii) the option’s normal expiration date.	Forfeited	Officers with a minimum of 12 months of participation are eligible for a pro-rated award based on actual performance and full months of service during the performance period
Death/Disability	None	Pro-rated based on number of days employed during the performance period	Unvested stock options vest on the termination date and expire on the earlier of (i) five years from the termination date and (ii) the option’s normal expiration date	Fully Vest	Officers are eligible for pro-rated award based on actual performance and full months of service during the performance period
(1)If an officer resigns after the completion of an annual incentive plan, he or she may receive, at Entergy Corporation’s discretion, an annual incentive payment.
(2)This column refers solely to restricted stock awards. As discussed in the CD&A, certain officers are occasionally granted restricted stock units for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes. The treatment of restricted stock units depends on the terms of the individual restricted stock unit agreement, which terms can vary. The standard off-cycle restricted stock unit agreement approved by the Talent and Compensation Committee provides that the units are forfeited if employment is terminated for any reason before the vesting date, except in the case of a termination other than for cause or voluntary termination for Good Reason during a Change in Control period. However, individual restricted stock unit agreements may provide for accelerated vesting in certain events, such as death or disability. Messrs. Bakken, Fisackerly, May, and West each have outstanding restricted stock units, the treatment of which upon various events of termination is disclosed in connection with the table below.
(3)If an officer resigns after the completion of a PUP performance period, he or she will receive a payout under the PUP based on the outcome of the performance period.

Mr. Denault’s 2006 Retention Agreement

In 2006, the Company entered into a retention agreement with Mr. Denault that provided benefits to him in addition to, or in lieu of, the benefits described above. As a result of Mr. Denault’s retirement on January 31, 2023, the retention agreement is no longer effective.

Prior to Mr. Denault’s retirement on January 31, 2023, his retention agreement provided that in the event of a Termination Event (as defined in his retention agreement): (1) Mr. Denault was entitled to a Target PUP Award calculated by using the average annual number of performance units with respect to the two most recent performance periods preceding the calendar year in which his employment termination occurred, assuming all performance goals were achieved at target; and (2) all of Mr. Denault’s unvested stock options would immediately vest and restrictions would lift immediately on all restricted stock.

Prior to Mr. Denault’s retirement on January 31, 2023, his retention agreement provided that in the event of death or disability, Mr. Denault would have received the greater of the Target PUP Award calculated as described above for a Termination Event under his retention agreement or the pro-rated number of performance units for each open performance period, based on the actual achievement level for each such open performance period and number of months of his participation in each open performance period, as provided for by the applicable PUP Performance Unit Agreements for the open PUP Performance Periods.
Under the terms of his 2006 retention agreement, the Company was entitled to terminate Mr. Denault’s employment for cause upon Mr. Denault’s: (a) continuing failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Talent and Compensation Committee; (b) willfully engaging in conduct that was demonstrably and materially injurious to Entergy; (c) conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime that had or may have had a material adverse effect on his ability to carry out his duties or upon Entergy’s reputation; (d) material violation of any agreement that he has entered into with Entergy; or (e) unauthorized disclosure of Entergy’s confidential information.

The retention agreement further provided that Mr. Denault was entitled to terminate his employment for good reason upon: (a) the substantial reduction in the nature or status of his duties or responsibilities from those in effect immediately prior to the date of the retention agreement, other than de minimis acts that were remedied after notice from Mr. Denault; (b) a reduction of 5% or more in his base salary as in effect on the date of the retention agreement; (c) the relocation of his principal place of employment to a location other than the corporate headquarters; (d) the failure to continue to allow him to participate in programs or plans providing opportunities for equity awards, incentive compensation, and other plans on a basis not materially less favorable than enjoyed at the time of the retention agreement (other than changes similarly affecting all senior executives); (e) the failure to continue to allow him to participate in programs or plans with opportunities for benefits not materially less favorable than those enjoyed by him under any of our pension, savings, life insurance, medical, health and accident, disability, or vacation plans or policies at the time of the retention agreement (other than changes similarly affecting all senior executives); or (d) any purported termination of his employment not taken in accordance with his retention agreement.

Aggregate Termination Payments

The tables below reflect the amount of compensation each of the NEOs would have received if his or her employment had been terminated as of December 31, 2022 under the various scenarios described above. For purposes of these tables, a stock price of $112.50 was used, which was the closing market price of Entergy Corporation stock on December 30, 2022, the last trading day of the year.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
A. Christopher Bakken III(2)
Severance Payment	—	—	—	—	—	—	$3,752,322
Performance Units(4)	—	—	—	—	$998,888	$998,888	$998,888
Stock Options	—	—	—	—	$323,589	$323,589	$323,589
Restricted Stock	—	—	—	—	$733,077	$733,077	$733,077
Welfare Benefits(6)	—	—	—	—	—	—	$23,850
Unvested Restricted Stock Units(7)	$276,075	—	—	—	$1,125,000	$1,125,000	$1,125,000

Leo P. Denault(1)
Severance Payment	—	—		—	—	—	—
Performance Units(3)(4)	—	—	$4,680,450	$5,497,650	$5,497,650	$5,497,650	5,497,650
Stock Options	—	—	$1,764,421		$1,764,421	$1,764,421	1,764,421
Restricted Stock	—	—	$3,929,044	—	$3,929,044	$3,929,044	3,929,044
Welfare Benefits(5)	—	—	—	—	—	—	—

Haley R. Fisackerly(1)
Severance Payment	—	—	—	—	—	—	$1,161,553
Performance Units(4)	—	—	—	$198,450	$198,450	$198,450	$198,450
Stock Options	—	—	—	—	$56,675	$56,675	$56,675
Restricted Stock	—	—	—	—	$146,181	$146,181	$146,181
Welfare Benefits(5)	—	—	—	—	—	—	—
Unvested Restricted Stock Units(8)	—	—	—	—	—	—	$455,963

Kimberly A. Fontan(2)
Severance Payment	—	—	—	—	—	—	$2,990,000
Performance Units(4)	—	—	—	—	$512,325	$512,325	$512,325
Stock Options	—	—	—	—	$74,786	$74,786	$74,786
Restricted Stock	—	—	—	—	$191,448	$191,448	$191,448
Welfare Benefits(6)	—	—	—	—	—	—	$32,022

Laura R. Landreaux(2)
Severance Payment	—	—	—	—	—	—	$1,103,770
Performance Units(4)	—	—	—	—	$204,525	$204,525	$204,525
Stock Options	—	—	—	—	$54,148	$54,148	$54,148
Restricted Stock	—	—	—	—	$143,759	$143,759	$143,759
Welfare Benefits(6)	—	—	—	—	—	—	$32,022

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Andrew S. Marsh(2)
Severance Payment	—	—	—	—	—	—	$6,084,650
Performance Units(4)	—	—	—	—	$2,431,913	$2,431,913	$2,431,913
Stock Options	—	—	—	—	$397,833	$397,833	$397,833
Restricted Stock	—	—	—	—	$942,225	$942,225	$942,225
Welfare Benefits(6)	—	—	—	—	—	—	$32,022

Phillip R. May, Jr.(1)
Severance Payment	—	—	—	—	—	—	$1,394,057
Performance Units(3)	—	—	—	$269,888	$269,888	$269,888	$269,888
Stock Options	—	—	—	—	$81,485	$81,485	$81,485
Restricted Stock	—	—	—	—	$239,640	$239,640	$239,640
Welfare Benefits(5)	—	—	—	—	—	—	—
Unvested Restricted Stock Units(9)	—	—	—	—	—	—	$455,963

Deanna D. Rodriguez(1)
Severance Payment	—	—	—	—	—	—	$954,723
Performance Units(4)	—	—	—	$167,625	$167,625	$167,625	$167,625
Stock Options	—	—	—	—	8,654	8,654	8,654
Restricted Stock	—	—	—	—	$188,493	$188,493	$188,493
Welfare Benefits(5)	—	—	—	—	—	—	—

Eliecer Viamontes(2)
Severance Payment	—	—	—	—	—	—	$980,430
Performance Units(4)	—	—	—	—	$204,525	$204,525	$204,525
Stock Options	—	—	—	—	$57,613	$57,613	$57,613
Restricted Stock	—	—	—	—	$107,467	$107,467	$107,467
Welfare Benefits(6)	—	—	—	—	—	—	$32,022
Unvested Restricted Stock Units(10)	—	—	—	—	—	—	$37,575

Roderick K. West(2)
Severance Payment	—	—	—	—	—	—	$4,192,744
Performance Units(4)	—	—	—	—	$1,161,788	$1,161,788	$1,161,788
Stock Options	—	—	—	—	$368,589	$368,589	$368,589
Restricted Stock	—	—	—	—	$882,356	$882,356	$882,356
Welfare Benefits(6)	—	—	—	—	—	—	$23,850
Unvested Restricted Stock Units(11)	—	—	—	—	—	—	$2,026,350

(1)As of December 31, 2022, Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez were retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, each also would be entitled to receive their vested pension benefits under the Entergy Retirement Plan and their benefit under the PEP or the SERP, to the extent applicable, the latter of which requires the prior written consent of the officer’s Entergy employer to separate prior to age 65. As previously discussed, Mr. Denault did not participate in the PEP as of December 31, 2022 and Ms. Rodriguez does not participate in the SERP. For a description of these benefits, see “2022 Pension Benefits.” Mr. Denault retired and separated from employment with the Company on January 31, 2023.

(2)See “2022 Pension Benefits” for a description of the pension benefits Mr. Bakken, Ms. Fontan, Ms. Landreaux, Mr. Marsh, Mr. Viamontes, and Mr. West may receive upon the occurrence of certain termination events.

(3)Pursuant to Mr. Denault’s retention agreement, if Mr. Denault’s employment were terminated by his Entergy employer without cause or by Mr. Denault for good reason (as those terms are defined in his retention agreement), he would receive a Target PUP Award equal to that number of PUP performance units calculated by taking an average of the target PUP performance units from the 2018 – 2020 PUP Performance Period (42,700) and from the 2019 – 2021 PUP Performance Period (40,508), which amounts to 41,604 performance units. For purposes of the table, the value of such PUP performance units is calculated by multiplying 41,604 by the closing price of Entergy stock on December 30, 2022 ($112.50), which equals $4,680,450. In the event of death or disability, Mr. Denault would receive the greater of the Target PUP Award calculated as described immediately above or the sum of the prorated amounts that would be payable under the provisions of each performance period, as described in footnote 4 below. Mr. Denault retired and separated from employment with the Company on January 31, 2023.

(4)For purposes of the table, in the event of a qualifying termination related to a change in control, each NEO, other than Mr. Denault, would receive a number of performance units for the 2021 – 2023 performance period and a number of performance units for the 2022 – 2024 performance period, calculated as follows:

The greater of (1) the target number of performance units subject to the performance unit agreements or (2) the number of performance units that would vest under the performance unit agreements calculated based on Entergy Corporation’s actual performance through the NEO’s termination date, in either case pro-rated based on the portion of the performance periods that occurs through the termination date.

Mr. Denault would receive the greater of the number of performance units calculated as described in the paragraph above or the Target PUP Award calculated as described in footnote 3 immediately above.

For purposes of the table, the values of the performance unit awards for the performance periods for each NEO were calculated as follows, based on the assumption that the target number of performance units was the greater number:

Mr. Bakken’s:

2021 – 2023 PUP Performance Period: 6,504 (24/36*9,755) performance units at target, assuming a stock price of $112.50 = $731,700
2022 – 2024 PUP Performance Period: 2,375 (12/36*7,125) performance units at target, assuming a stock price of $112.50 = $267,188

Total: $998,888

Mr. Denault’s:

2021 – 2023 PUP Performance Period: 34,910 (24/36*52,365) performance units at target, assuming a stock price of $112.50 = $3,927,375
2022 – 2024 PUP Performance Period: 13,958 (12/36*41,874) performance units at target, assuming a stock price of $112.50 = $1,570,275

Total: $5,497,650

Ms. Fontan’s:

2021 – 2023 PUP Performance Period: 2,786 (24/36*4,179) performance units at target, assuming a stock price of $112.50 = $313,425
2022 – 2024 PUP Performance Period: 1,768 (12/36*5,302) performance units at target, assuming a stock price of $112.50 = $198,900

Total: $512,325

Mr. Fisackerly’s:

2021 – 2023 PUP Performance Period: 1,260 (24/36*1,889) performance units at target, assuming a stock price of $112.50 = $141,750
2022 – 2024 PUP Performance Period: 504 (12/36*1,510) performance units at target, assuming a stock price of $112.50 = $56,700

Total: $198,450

Ms. Landreaux’s:

2021 – 2023 PUP Performance Period: 1,228 (24/36*1,841) performance units at target, assuming a stock price of $112.50 = $138,150
2022 – 2024 PUP Performance Period: 590 (12/36*1,769) performance units at target, assuming a stock price of $112.50 = $66,375

Total: $204,525

Mr. Marsh’s:

2021 – 2023 PUP Performance Period: 13,911 (24/36*20,866) performance units at target, assuming a stock price of $112.50 = $1,564,988
2022 – 2024 PUP Performance Period: 7,706 (12/36*23,118) performance units at target, assuming a stock price of $112.50 = $866,925

Total: $2,431,913

Mr. May’s:

2021 – 2023 PUP Performance Period: 1,442 (24/36*2,162) performance units at target, assuming a stock price of $112.50 = $162,225
2022 – 2024 PUP Performance Period: 957 (12/36*2,871) performance units at target, assuming a stock price of $112.50 = $107,663

Total: $269,888

Ms. Rodriguez’s:

2021 – 2023 PUP Performance Period: 1,072 (24/36*1,608) performance units at target, assuming a stock price of $112.50 = $120,600
2022 – 2024 PUP Performance Period: 418 (12/36*1,254) performance units at target, assuming a stock price of $112.50 = $47,025

Total: $167,625

Mr. Viamontes’:

2021 – 2023 PUP Performance Period: 1,292 (24/36*1,938) performance units at target, assuming a stock price of $112.50 = $145,350
2022 – 2024 PUP Performance Period: 526 (12/36*1,577) performance units at target, assuming a stock price of $112.50 = $59,175

Total: $204,525

Mr. West’s:

2021 – 2023 PUP Performance Period: 7,152 (24/36*10,727) performance units at target, assuming a stock price of $112.50 = $804,600
2022 – 2024 PUP Performance Period: 3,175 (12/36*9,525) performance units at target, assuming a stock price of $112.50 = $357,188

Total: $1,161,788

In the event of retirement, in the case of Mr. Denault, Mr. Fisackerly, Mr. May, or Ms. Rodriguez each would receive a prorated portion of the applicable Achievement Level of PUP Performance Units for each open PUP Performance Period, based on his or her full months of participation in such PUP Performance Period, provided he or she has completed a minimum of 12 months of full-time employment in the applicable PUP Performance Period. For purposes of calculating for the above table the number of performance units Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez would receive in the event of retirement, it is assumed the achievement levels for the 2021 – 2023 PUP Performance Period and the 2022 – 2024 PUP Performance Period are at target. The resulting number of performance units and values are the same as calculated above for a qualifying termination related to a change in control.

In the event of death or disability of any NEO, other than Mr. Denault, the NEO or his or her estate would receive a prorated portion of the applicable Achievement Level of PUP Performance Units for each open PUP Performance Period, based on his or her full months of participation in such PUP Performance Period, with no required minimum amount of full-time employment in the applicable PUP Performance Period.

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

(5)Upon retirement, Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez would be eligible for retiree medical and dental benefits, the same as all other retirees.

(6)Pursuant to the Executive Continuity Plan, in the event of a termination related to a Change in Control, Mr. Bakken, Ms. Fontan, Ms. Landreaux, Mr. Marsh, Mr. Viamontes, and Mr. West would be eligible to receive Entergy-subsidized COBRA benefits for 18 months.

(7)Mr. Bakken’s 10,000 restricted stock units vest on April 6, 2025. Pursuant to his restricted stock unit agreement, if he resigns and terminates his employment after April 6, 2022 and prior to April 6, 2025, the Chief Executive Officer, subject to the approval of the Talent and Compensation Committee, may provide that Mr. Bakken shall vest upon his termination in a Pro Rata Portion of the restricted units. The Pro Rata Portion is determined by multiplying 10,000 restricted units by a fraction, the numerator of which is the number of days after April 6, 2022 that precede the effective date of his termination of employment and the denominator of which is 1,096. In the event of a change in control, the unvested restricted stock units will fully vest upon Mr. Bakken’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Bakken is subject to certain restrictions on his ability to compete with Entergy and its affiliates or solicit its employees or customers during and for 12 months after his employment with his Entergy employer. In addition, the restricted stock unit agreement limits Mr. Bakken’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Bakken will forfeit any restricted stock units that are not yet vested and paid and must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

(8)Mr. Fisackerly’s 4,053 restricted stock units are scheduled to vest 100% on October 1, 2025. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. Fisackerly’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Fisackerly is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. Fisackerly’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Fisackerly must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

(9)Mr. May’s 4,053 restricted stock units are scheduled to vest 100% on October 1, 2025. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. May’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. May is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. May’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. May must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

(10)333 of Mr. Viamontes’ restricted stock units vested on February 1, 2022; the remaining 334 restricted stock vested on February 1, 2023. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. Viamontes’ Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Viamontes is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 12 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. Viamontes’ ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Viamontes must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

(11)Mr. West’s 18,012 restricted stock units are scheduled to vest in three equal installments on June 1, 2024, June 1, 2025, and June 1, 2026. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. West’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. West is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. West’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. West must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

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

Identification of Median Employee

For each of the Utility operating companies, October 21, 2022 was selected as the date on which to determine the median employee. This date is different from the date used in the prior year; however, the methodology used to determine the date is consistent with that used in the prior year. Both dates correspond to the first day of the three month period prior to fiscal year-end for which information can be obtained about employees and all subsidiaries have the same number of pay cycles. To identify the median employee from each of the Utility operating companies’ employee population base, all compensation included in Box 5 of Form W-2 was considered with all before-tax deductions added back to this compensation (“Box 5 Compensation”). For purposes of determining the median employee of each Utility operating company, Box 5 Compensation was selected as it is believed to be representative of the compensation received by the employees of each respective Utility operating company and is readily available. The calculation of annual total compensation of the median employee for each Utility operating company is the same calculation used to determine total compensation for purposes of the 2022 Summary Compensation Table with respect to each of the NEOs.

Entergy Arkansas Ratio

For 2022,
•The median of the annual total compensation of all of Entergy Arkansas’s employees, other than Ms. Landreaux, was $124,306.
•Ms. Landreaux’s annual total compensation, as reported in the Total column of the 2022 Summary Compensation Table, was $1,090,465.
•Based on this information, the ratio of the annual total compensation of Mrs. Landreaux to the median of the annual total compensation of all employees is estimated to be 9:1.

Entergy Louisiana Ratio

For 2022,
•The median of the annual total compensation of all of Entergy Louisiana’s employees, other than Mr. May, was $132,014.
•Mr. May’s annual total compensation, as reported in the Total column of the 2022 Summary Compensation Table, was $1,875,055.
•Based on this information, the ratio of the annual total compensation of Mr. May to the median of the annual total compensation of all employees is estimated to be 14:1.

Entergy Mississippi Ratio

For 2022,
•The median of the annual total compensation of all of Entergy Mississippi’s employees, other than Mr. Fisackerly, was $122,637.
•Mr. Fisackerly’s annual total compensation, as reported in the Total column of the 2022 Summary Compensation Table, was $1,591,069.
•Based on this information, the ratio of the annual total compensation of Mr. Fisackerly to the median of the annual total compensation of all employees is estimated to be 13:1.

Entergy New Orleans Ratio

For 2022,
•The median of the annual total compensation of all of Entergy New Orleans’s employees, other than Ms. Rodriguez, was $109,847.
•Ms. Rodriguez’s annual total compensation, as reported in the Total column of the 2022 Summary Compensation Table, was $895,489.
•Based on this information, the ratio of the annual total compensation of Ms. Rodriguez to the median of the annual total compensation of all employees is estimated to be 8:1.

Entergy Texas Ratio

For 2022,
•The median of the annual total compensation of all of Entergy Texas’s employees, other than Mr. Viamontes, was $121,845.
•Mr. Viamontes’ annual total compensation, as reported in the Total column of the 2022 Summary Compensation Table, was $1,118,688.
•Based on this information, the ratio of the annual total compensation of Mr. Viamontes to the median of the annual total compensation of all employees is estimated to be 9:1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of Entergy Texas and indirectly 100% of the outstanding common membership interests of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The information with respect to (i) the beneficial ownership of Entergy Corporation’s directors and NEOs is included under the heading “Entergy Share Ownership - Directors and Executive Officers;” and (ii) persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Entergy Share Ownership - Beneficial Owners of More Than Five Percent of Entergy Common Stock” in the 2023 Entergy Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of common stock of Entergy Corporation and stock-based units as of January 31, 2023 for the directors and NEOs of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of common stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Arkansas
A. Christopher Bakken, III**	34,586	89,447	—
Leo P. Denault**	403,849	997,016	—
Kimberly A. Fontan***	10,027	20,181	—
Laura R. Landreaux***	6,480	13,266	—
Andrew S. Marsh**	120,777	271,218	—
Peter S. Norgeot, Jr. *	28,988	50,303	—
Roderick K. West***	48,367	97,516	—
All directors and executive officers as a group (10 persons)	694,470	1,647,617	—

Entergy Louisiana
A. Christopher Bakken, III**	34,586	89,447	—
Leo P. Denault**	403,849	997,016	—
Kimberly A. Fontan***	10,027	20,181	—
Andrew S. Marsh**	120,777	271,218	—
Phillip R. May, Jr.***	21,221	19,579	14
Peter S. Norgeot, Jr. *	28,988	50,303	—
Roderick K. West***	48,367	97,516	—
All directors and executive officers as a group (10 persons)	709,211	1,653,930	14

Entergy Mississippi
A. Christopher Bakken, III**	34,586	89,447	—
Leo P. Denault**	403,849	997,016	—
Haley R. Fisackerly***	7,859	14,652	—
Kimberly A. Fontan***	10,027	20,181	—
Andrew S. Marsh**	120,777	271,218	—
Peter S. Norgeot, Jr. *	28,988	50,303	—
Roderick K. West***	48,367	97,516	—
All directors and executive officers as a group (9 persons)	683,240	1,630,090	—

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy New Orleans
A. Christopher Bakken, III**	34,586	89,447	—
Leo P. Denault**	403,849	997,016	—
Kimberly A. Fontan**	10,027	20,181	—
Andrew S. Marsh**	120,777	271,218	—
Peter S. Norgeot, Jr. *	28,988	50,303	—
Deanna D. Rodriguez***	7,515	991	—
Roderick K. West***	48,367	97,516	—
All directors and executive officers as a group (9 persons)	682,896	1,616,429	—

Entergy Texas
A. Christopher Bakken, III**	34,586	89,447	—
Leo P. Denault**	403,849	997,016	—
Kimberly A. Fontan***	10,027	20,181	—
Andrew S. Marsh**	120,777	271,218	—
Peter S. Norgeot, Jr. *	28,988	50,303	—
Eliecer Viamontes***	4,805	3,986	—
Roderick K. West***	48,367	97,516	—
All directors and executive officers as a group (9 persons)	680,186	1,619,424	—

*	Director of the respective company
**	NEO of the respective company
***	Director and NEO of the respective company

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2022. Information is included for equity compensation plans approved by the shareholders. There are no shares authorized for issuance under equity compensation plans not approved by the shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,776,355	$96.30	3,572,261
Equity compensation plans not approved by security holders	—	—	—
Total	2,776,355	$96.30	3,572,261

(1)Includes the 2011 Equity Ownership Plan, the 2015 EOP, and the 2019 OIP (collectively, the “Plans”).  The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011 and only applies to awards granted between May 6, 2011 and May 7, 2015.  The 2015 EOP was approved by Entergy Corporation shareholders on May 8, 2015 and only applies to awards granted between May 8, 2015 and May 3, 2019. The Entergy Corporation shareholders approved the 2019 OIP on May 3, 2019 and approved the issuance of 7,300,000 shares of Entergy Corporation common stock from the 2019 OIP for equity-based incentive awards. The Plans are administered by the Talent and Compensation Committee of the Entergy Corporation Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy employer or an affiliate of Entergy Corporation.  The Plans provide for the issuance of stock options, restricted stock, equity awards (units whose value is related to the value of shares of the common stock but do not represent actual shares of common stock), performance awards (performance shares or units valued by reference to shares of common stock or performance units valued by reference to financial measures or property other than common stock), restricted stock unit awards, and other stock-based awards.
(2)The weighted average exercise price reported in this column does not include outstanding performance awards.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The additional information required by this item will be set forth under Director Independence and Review and Approval of Related Party Transactions in the 2023 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 5, 2023, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2022 and 2021 by Deloitte & Touche LLP (PCAOB ID No. 34) were as follows:

	2022	2021
Entergy Corporation (consolidated)
Audit Fees	$9,335,000	$9,030,000
Audit-Related Fees (a)	3,018,228	1,634,175
Total audit and audit-related fees	12,353,228	10,664,175
Tax Fees	—	—
All Other Fees (b)	1,895	392,895
Total Fees (c)	$12,355,123	$11,057,070
Entergy Arkansas
Audit Fees	$1,215,943	$1,086,857
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,215,943	1,086,857
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,215,943	$1,086,857
Entergy Louisiana
Audit Fees	$2,136,886	$2,163,714
Audit-Related Fees (a)	1,472,751	783,092
Total audit and audit-related fees	3,609,637	2,946,806
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$3,609,637	$2,946,806
Entergy Mississippi
Audit Fees	$1,025,943	$1,121,857
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,025,943	1,121,857
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,025,943	$1,121,857
Entergy New Orleans
Audit Fees	$1,110,943	$1,096,857
Audit-Related Fees (a)	785,477	212,896
Total audit and audit-related fees	1,896,420	1,309,753
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,896,420	$1,309,753

	2022	2021
Entergy Texas
Audit Fees	$1,410,943	$1,131,857
Audit-Related Fees (a)	300,000	252,187
Total audit and audit-related fees	1,710,943	1,384,044
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,710,943	$1,384,044
System Energy
Audit Fees	$1,025,943	$1,046,857
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,025,943	1,046,857
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,025,943	$1,046,857

(a)Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, storm examination services in 2022 and 2021, agreed upon procedures for storm securitizations in 2022, and other attestation services.
(b)Includes fees for cybersecurity assessment, ethics and compliance assessment in 2021, and license fee for accounting research tool.
(c)100% of fees in 2022 and 2021 were pre-approved by the Entergy Corporation Audit Committee.

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

Reports of Independent Registered Public Accounting Firm (see page 572)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.	Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page 548 and are incorporated by reference herein). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Arkansas

(a) 1 --	Plan of Merger of Entergy Arkansas, Inc. and Entergy Arkansas Power, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-10764).

Entergy Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

Entergy Mississippi

(c) 1 --	Plan of Merger of Entergy Mississippi, Inc. and Entergy Mississippi Power and Light, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(d) 1 --	Plan of Merger of Entergy New Orleans, Inc. and Entergy New Orleans Power, LLC (2.1 to Form 8-K12B filed December 1, 2017 in 1-35747).

(3) Articles of Incorporation and Bylaws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated May 10, 2021 (3.1(i) to Form 8-K filed May 10, 2021 in 1-11299).

(a) 2 --	Bylaws of Entergy Corporation as amended January 27, 2017 (3.1 to Form 8-K filed January 30, 2017 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy effective April 28, 1989 (3(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	By-Laws of System Energy effective July 6, 1998 (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Amended and Restated Certificate of Formation of Entergy Arkansas effective December 1, 2018 (3.3 to Form 8-K12B filed December 3, 2018 in 1-10764).

(c) 2 --	Amended and Restated Company Agreement of Entergy Arkansas effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-10764).

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

(a) 2 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 3 --	Officer’s Certificate for Entergy Corporation relating to 2.95% Senior Notes due September 1, 2026 (4.02 to Form 8-K filed August 19, 2016 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 4.50% Senior Note due December 16, 2028 (4(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 2.80% Senior Notes due June 15, 2030 (4.02(a) to Form 8-K filed May 19, 2020 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 3.75% Senior Notes due June 15, 2050 (4.02(b) to Form 8-K filed May 19, 2020 in 1-11299).

(a) 7 --	Officer’s Certificate for Entergy Corporation relating to 0.90% Senior Notes due September 15, 2025 (4.02 to Form 8-K filed August 26, 2020 in 1-11299).

(a) 8 --	Officer’s Certificate for Entergy Corporation relating to 1.90% Senior Notes due June 15, 2028 (4.02(a) to Form 8-K filed March 5, 2021 in 1-11299).

(a) 9 --	Officer’s Certificate for Entergy Corporation relating to 2.40% Senior Notes due June 15, 2031 (4.02(b) to Form 8-K filed March 5, 2021 in 1-11299).

(a) 10 --
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

(a) 11 --
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Corporation, as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement (4(c) to Form 10-Q for the quarter ended June 30, 2022 in 1-11299).

(a) 12 --	Description of Entergy Corporation’s securities registered under Section 12 of the Securities Exchange Act of 1934 (4(a)12 to Form 10-K for the year ended December 31, 2021 in 1-11299).

System Energy

(b) 1 --	Mortgage and Deed of Trust, dated as of June 15, 1977, as amended and restated by the following Supplemental Indenture: (4.42 to Form 8-K filed September 25, 2012 in 1-9067 (Twenty-fourth)).

(b) 2 --	Officer’s Certificate No. 1-B-1 for System Energy relating to First Mortgage Bonds, 2.14% Series due December 9, 2025 (4.58 to Form 8-K filed December 9, 2020 in 1-09067).

(b) 3 --	Officer’s Certificate No. 2-B-2 for System Energy relating to First Mortgage Bonds, MBFC Series due 2044 (4(a) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 4 --	Officer’s Certificate No. 3-B-3 for System Energy relating to First Mortgage Bonds, 2022 Credit Agreement Collateral Series due November 6, 2023 (4(b) to Form 8-K filed May 6, 2022 in 1-09067).

(b) 5 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (4(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 6 --
Trust Indenture, dated as of March 1, 2019, between the Mississippi Business Finance Corporation and The Bank of New York Mellon authorizing Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2019 (4(a) to Form 8-K filed March 28, 2019 in 1-9067).

(b) 7 --
Loan Agreement, dated as of March 1, 2019, between System Energy and Mississippi Business Finance Corporation relating to Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2019 (4(b) to Form 8-K filed March 28, 2019 in 1-9067).

(b) 8 --
Trust Indenture, dated as of June 1, 2021, between the Mississippi Business Finance Corporation and The Bank of New York Mellon, as Indenture Trustee, authorizing Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2021 (4(c) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 9 --
Loan Agreement, dated as of June 1, 2021, between the Mississippi Business Finance Corporation and System Energy relating to Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2021 (4(d) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 10 --
Term Loan Credit Agreement, dated as of May 6, 2022, among System Energy, as Borrower, the Lenders party thereto, and Royal Bank of Canada, as Administrative Agent (4(a) to Form 8-K filed May 6, 2022 in 1-09067).

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 4(a)-7 in 2-10261 (Seventh); 2(b)-10 in 2-15767 (Tenth); 2(c) in 2-28869 (Sixteenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirtieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-first); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-ninth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Forty-first); 4(d)(2) in 33-54298 (Forty-sixth); C-2 to Form U5S for the year ended December 31,1995 (Fifty-third); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K filed October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K filed December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K filed January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K filed May 30, 2013 in 1-10764 (Seventy-third); 4.05 to Form 8-K filed March 14, 2014 in 1-10764 (Seventy-sixth); 4.05 to Form 8-K filed December 9, 2014 in 1-10764 (Seventy-seventh); 4.05 to Form 8-K filed January 8, 2016 in 1-10764 (Seventy-eighth); 4.05 to Form 8-K filed August 16, 2016 in 1-10764 (Seventy-ninth); 4(a) to Form 10-Q for the quarter ended September 30, 2018 (Eightieth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-10764 (Eighty-first); 4.39 to Form 8-K filed March 19, 2019 in 1-10764 (Eighty-second); 4.49 to Form 8-K filed September 11, 2020 in 1-10764 (Eighty-third); 4.49 to Form 8-K filed March 30, 2021 in 1-10764 (Eighty-fourth); and 4.66 to Form 8-K filed January 6, 2023 in 1-1-764 (Eighty-fifth)).

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

(c) 3 --
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Arkansas, as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement (4(d) to Form 10-Q for the quarter ended June 30, 2022 in 1-10764).

(c) 4 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (4(c)9 to Form 10-K for the year ended December 31, 2017 in 1-10764).

*(c) 5 --	Description of Entergy Arkansas’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Louisiana

(d) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Sixth); 2(c) in 2-34659 (Twelfth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-first); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-fifth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-ninth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Forty-second); A-2(a) to Rule 24 Certificate filed April 4, 1996 in 70-8487 (Fifty-first); B-4(i) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4.08 to Form 8-K filed September 24, 2010 in 1-32718 (Sixty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K filed August 23, 2013 in 1-32718 (Seventy-eighth); 4.08 to Form 8-K filed June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K filed July 1, 2014 in 1-32718 (Eightieth); 4.08 to Form 8-K filed November 21, 2014 (Eighty-first); 4.1 to Form 8-K12B filed October 1, 2015 (Eighty-second); 4.33 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.33 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.43 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.43 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.43 to Form 8‑K filed March 23, 2018 in 1-32718 (Eighty-ninth); 4.43 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth); 4.43 to Form 8-K filed March 12, 2019 in 1-32718 (Ninety-first); 4.53 to Form 8-K filed March 6, 2020 in 1-32718 (Ninety-second); 4.53(b) to Form 8-K filed November 13, 2020 in 1-32718 (Ninety-third); 4.53 to Form 8-K filed November 24, 2020 in 1-32718 (Ninety-fourth); 4.53 to Form 8-K filed March 10, 2021 in 1-32718 (Ninety-fifth); 4.53 to Form 8-K filed October 1, 2021 in 1-32718 (Ninety-sixth); and 4.70 to Form 8-K filed August 24, 2022 in 1-32718 (Ninety-seventh)).

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

(d) 3 --
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Louisiana, as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement (4(e) to Form 10-Q for the quarter ended June 30, 2022 in 1-32718).

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

(d) 11 --
Indenture of Mortgage, dated September 1, 1926, as amended by the following Supplemental Indentures: (7-A-9 in Registration No. 2-6893 (Seventh); 4(d)15 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Eighteenth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K filed July 1, 2014 in 0-20371 (Eighty-first); 4.2 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-second); 4.3 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-third); 4.42 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.42 to Form 8-K filed May 19, 2016 in 1-32718 (Eighty-fifth); 4.42 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.42 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.42 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.42 to Form 8-K filed March 23, 2018 in 1-32718 (Eighty-ninth); 4.42 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth); 4.42 to Form 8-K filed March 12, 2019 in 1-32718 (Ninety-first); 4.52 to Form 8-K filed March 6, 2020 in 1-32718 (Ninety-second); 4.52(b) to Form 8-K filed November 13, 2020 in 1-32718 (Ninety-third); 4.52 to Form 8-K filed March 10, 2021 in 1-32718 (Ninety-fourth); 4.52 to Form 8-K filed October 1, 2021 in 1-32718 (Ninety-fifth); and 4.69 to Form 8-K filed August 24, 2022 in 1-32718 (Ninety-sixth)).

(d) 12 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 13 --
Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, as amended by the following Supplemental Indentures: (4.38 in Registration No. 333-190911-07 (Mortgage); 4.40 to Form 8-K filed March 24, 2016 in 1-32718 (Second); 4(h) to Form 10-Q for the quarter ended March 31, 2016 in 1-32718 (Fourth); 4.40 to Form 8-K filed May 19, 2016 in 1-32718 (Fifth); 4.40 to Form 8-K filed August 17, 2016 in 1-32718 (Sixth); 4.41 to Form 8-K filed October 4, 2016 in 1-32718 (Seventh); 4.41 to Form 8-K filed May 23, 2017 in 1-32718 (Eighth); 4.41 to Form 8-K filed March 23, 2018 in 1-32718 (Ninth); 4.41 to Form 8-K filed August 14, 2018 in 1-32718 (Tenth); 4.41 to Form 8-K filed March 12, 2019 in 1-32718 (Eleventh); 4.51 to Form 8-K filed March 6, 2020 in 1-32718 (Twelfth); 4.51(b) to Form 8-K filed November 13, 2020 in 1-32718 (Thirteenth); 4.51 to Form 8-K filed November 24, 2020 in 1-32718 (Fourteenth); 4.51 to Form 8-K filed March 10, 2021 in 1-32718 (Fifteenth); 4(b) to Form 8-K filed April 1, 2021 in 1-32718 (Sixteenth); 4.51 to Form 8-K filed October 1, 2021 in 1-32718 (Seventeenth); and 4.68 to Form 8-K filed August 24, 2022 in 1-32718 (Eighteenth)).

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

(d) 29 --
Officer’s Certificate No. 25-B-19, dated August 18, 2022, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 4.75% Series (4.67 to Form 8-K filed August 24, 2022 in 1-32718).

*(d) 30 --	Description of Entergy Louisiana’s securities registered under Section 12 of the Securities Exchange Act of 1934.

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

(e) 2 --
Credit Agreement dated as of April 14, 2022, among Entergy Mississippi, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, and Citibank, N.A., as Administrative Agent (4.1 to Form 8-K filed April 14, 2022 in 1-31508).

(e) 3 --
Term Loan Credit Agreement, dated as of June 29, 2022, among Entergy Mississippi, as Borrower, the Lenders party thereto, and The Bank of Nova Scotia, as Administrative Agent (Exhibit 4.1 to Form 8-K filed July 5, 2022 in 1-31508).

*(e) 4 --	Description of Entergy Mississippi’s securities registered under Section 12 of the Securities Exchange Act of 1934.

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

(g) 9 --
Officer’s Certificate No. 20-B-15, dated August 22, 2022, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.74 to Form 8-K filed August 25, 2022 in 1-34360).

(g) 10 --
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

(g) 11 --
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Texas, as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement (4(f) to Form 10-Q for the quarter ended June 30, 2022 in 1-34360).

(g) 12 --
Statement of Resolution Establishing the 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

(g) 13 --
Statement of Resolution Establishing the 5.10% Series B Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.1 to Form 8-K filed November 9, 2021 in 1-34360).

(g) 14 --	Description of Entergy Texas’s securities registered under Section 12 of the Securities Exchange Act of 1934 (4(g)12 to Form 10-K for the year ended December 31, 2021 in 1-34360).

(10)  Material Contracts

Entergy Corporation

+(a) 1--	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 2 --	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Appendix C to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 3 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 4 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 5 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 6 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 7 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 8 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

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

+(a) 11 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 12 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 13 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 14 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 15 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 16 --	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 17 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 18 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 19 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 20 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 21 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 22 --	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 23 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 24 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 25--	Sixth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 1, 2014 (10(a)25 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 26 --	Seventh Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective August 25, 2021 (10(a)26 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 27 --	Eighth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021 (10(a)27 to Form 10-K for the year ended December 31, 2021 in 1-11299).

*+(a) 28 --	Ninth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 1, 2022.

+(a) 29 --	Cash Balance Equalization Plan of Entergy Corporation effective July 1, 2014 (10(a)31 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 30 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 31 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 32 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 33 --	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 34 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 35 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 36 --	Sixth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021 (10(a)35 to Form 10-K for the year ended December 31, 2021 in 1-11299).

*+(a) 37 --	Seventh Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 14, 2021.

*+(a) 38 --	Eighth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 1, 2022.

+(a) 39 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 40 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 41 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 42 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 43 --	Amendment to Retention Agreement effective May 7, 2021 between Leo P. Denault and Entergy Corporation (99.1 to Form 8-K filed May 10, 2021 in 1-11299).

+(a) 44 --	Retirement Benefit Agreement, dated as of November 2, 2021, between Leo P. Denault and Entergy Corporation (10(a)41 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 45 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 46 --	Entergy Nuclear Retention Plan, as amended and restated effective January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

*+(a) 47 --	First Amendment to the Entergy Nuclear Retention Plan, effective May 2, 2019.

*+(a) 48 --	Second Amendment to the Entergy Nuclear Retention Plan, effective June 27, 2022.

*+(a) 49 --	Third Amendment to the Entergy Nuclear Retention Plan, effective December 15, 2022.

+(a) 50 --	2019 Entergy Corporation Omnibus Incentive Plan (Appendix B to 2019 Proxy Statement, dated March 22, 2019 in 1-11299).

+(a) 51 --	Form of Stock Option Grant Agreement (10(a)45 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 52 --	Form of Long Term Incentive Program Performance Unit Agreement (10(a)46 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 53 --	Form of Restricted Stock Grant Agreement (10(a)47 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 54 --	Form of Restricted Stock Units Grant Agreement (10(a)48 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 55 --	Restricted Stock Units Agreement by and between A. Christopher Bakken, III and Entergy Corporation effective April 6, 2016 (10(a)54 to Form 10-K for the year ended December 31, 2016 in 1-11299).

+(a) 56 --	Defined Contribution Restoration Plan effective as of January 1, 2021 (10(a)46 to Form 10-K for the year ended December 31, 2020 in 1-11299).

+(a) 57 --
Restricted Stock Units Agreement Under The Entergy Corporation 2019 Omnibus Incentive Plan by and between Marcus V. Brown and Entergy Corporation effective May 17, 2021 (10(c) to Form 10-Q for the quarter ended June 30, 2021 in 1-11299).

+(a) 58 --
First Amended and Restated 2019 Entergy Corporation Non-Employee Director Service Recognition Program effective as of December 3, 2021 (10(a)52 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 59 --	First Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of December 3, 2021 (10(a)53 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 60 --	Second Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of June 1, 2022 (10(b) to Form 10-Q for the quarter ended September 30, 2022 in 1-11299).

+(a) 61 --	Entergy Corporation Non-Employee Director Cash Deferral Plan effective as of December 3, 2021 (10(a)54 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 62 --	First Amended and Restated Entergy Corporation Non-Employee Director Cash Deferral Plan effective July 29, 2022 (10(a) to Form 10-Q for the quarter ended September 30, 2022 in 1-11299).

*+(a) 63 --	Restricted Stock Units Agreement Under the Entergy Corporation 2019 Omnibus Incentive Plan by and between Haley Fisackerly and Entergy Corporation effective November 10, 2022.

*+(a) 64 --	Restricted Stock Units Agreement Under the Entergy Corporation 2019 Omnibus Incentive Plan by and between Phillip May and Entergy Corporation effective November 10, 2022.

*+(a) 65 --	Restricted Stock Units Agreement Under the Entergy Corporation 2019 Omnibus Incentive Plan by and between Roderick West and Entergy Corporation effective November 10, 2022.

*+(a) 66 --	Retirement Benefit Agreement, dated as of November 30, 2022, between Marcus V. Brown and Entergy Corporation.

System Energy

(b) 1 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (10(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (10(b)2 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 3 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (10(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 4 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (10(b)4 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 5 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (10(b)5 to Form 10-K for the year ended December 31, 2017 in 1-9067).

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

(b) 9 --
Thirty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of June 15, 2021, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, The Bank of New York Mellon, as Mortgage Trustee and The Bank of New York Mellon, as Indenture Trustee (4(b) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 10 --
Fortieth Assignment of Availability Agreement, Consent and Agreement, dated as of May 6, 2022, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, The Bank of New York Mellon, as Mortgage Trustee, and Royal Bank of Canada, as Administrative Agent (4(c) to Form 8-K filed May 6, 2022 in 1-09067).

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

(14) Code of Ethics

Entergy Corporation

(a)	Entergy Corporation Code of Business Conduct and Ethics (14(a) to Form 10-K for the year ended December 31, 2020 in 1-32718).

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consents of Deloitte & Touche LLP are contained herein at page 571.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

**(a)	Section 1350 Certification for Entergy Corporation.

**(b)	Section 1350 Certification for Entergy Corporation.

**(c)	Section 1350 Certification for Entergy Arkansas.

**(d)	Section 1350 Certification for Entergy Arkansas.

**(e)	Section 1350 Certification for Entergy Louisiana.

**(f)	Section 1350 Certification for Entergy Louisiana.

**(g)	Section 1350 Certification for Entergy Mississippi.

**(h)	Section 1350 Certification for Entergy Mississippi.

**(i)	Section 1350 Certification for Entergy New Orleans.

**(j)	Section 1350 Certification for Entergy New Orleans.

**(k)	Section 1350 Certification for Entergy Texas.

**(l)	Section 1350 Certification for Entergy Texas.

**(m)	Section 1350 Certification for System Energy.

**(n)	Section 1350 Certification for System Energy.

(101)  Interactive Data File

*INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*SCH -	Inline XBRL Schema Document.

*CAL -	Inline XBRL Calculation Linkbase Document.

*DEF -	Inline XBRL Definition Linkbase Document.

*LAB -	Inline XBRL Label Linkbase Document.

*PRE -	Inline XBRL Presentation Linkbase Document.

*(104) Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)
_________________

*	Filed herewith.
**	Furnished, not filed, herewith.
+	Management contracts or compensatory plans or arrangements.

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

By /s/ Reginald T. Jackson
Reginald T. Jackson
Senior Vice President and Chief Accounting Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

Andrew S. Marsh (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President and Chief Financial Officer; Principal Financial Officer); John R. Burbank, Patrick J. Condon, Kirkland H. Donald, Brian W. Ellis, Philip L. Frederickson, Alexis M. Herman, M. Elise Hyland, Stuart L. Levenick, Blanche L. Lincoln, and Karen A. Puckett (Directors).

By: /s/ Reginald T. Jackson	February 24, 2023
(Reginald T. Jackson, Attorney-in-fact)

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

By /s/ Reginald T. Jackson
Reginald T. Jackson
Senior Vice President and Chief Accounting Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

Laura R. Landreaux (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Peter S. Norgeot, Jr. and Roderick K. West (Directors).

By: /s/ Reginald T. Jackson	February 24, 2023
(Reginald T. Jackson, Attorney-in-fact)

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

By /s/ Reginald T. Jackson
Reginald T. Jackson
Senior Vice President and Chief Accounting Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Peter S. Norgeot, Jr. and Roderick K. West (Directors).

By: /s/ Reginald T. Jackson	February 24, 2023
(Reginald T. Jackson, Attorney-in-fact)

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

By /s/ Reginald T. Jackson
Reginald T. Jackson
Senior Vice President and Chief Accounting Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Peter S. Norgeot, Jr. and Roderick K. West (Directors).

By: /s/ Reginald T. Jackson	February 24, 2023
(Reginald T. Jackson, Attorney-in-fact)

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

By /s/ Reginald T. Jackson
Reginald T. Jackson
Senior Vice President and Chief Accounting Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

Deanna D. Rodriguez (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Peter S. Norgeot, Jr. and Roderick K. West (Directors).

By: /s/ Reginald T. Jackson	February 24, 2023
(Reginald T. Jackson, Attorney-in-fact)

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

By /s/ Reginald T. Jackson
Reginald T. Jackson
Senior Vice President and Chief Accounting Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

Eliecer Viamontes (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Peter S. Norgeot, Jr. and Roderick K. West (Directors).

By: /s/ Reginald T. Jackson	February 24, 2023
(Reginald T. Jackson, Attorney-in-fact)

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

By /s/ Reginald T. Jackson
Reginald T. Jackson
Senior Vice President and Chief Accounting Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

Roderick K. West (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Kimberly Cook-Nelson and Barrett E. Green (Directors).

By: /s/ Reginald T. Jackson	February 24, 2023
(Reginald T. Jackson, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-266624 on Form S-3 and in Registration Statements Nos. 333-174148, 333-204546, 333-231800 and 333-251819 on Form S-8 of our reports dated February 24, 2023, relating to the financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2022.

We consent to the incorporation by reference in Registration Statement No. 333-266624-05 on Form S-3 of our reports dated February 24, 2023, relating to the financial statements and financial statement schedule of Entergy Arkansas, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, LLC for the year ended December 31, 2022.

We consent to the incorporation by reference in Registration Statement No. 266624-04 on Form S-3 of our reports dated February 24, 2023, relating to the financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2022.

We consent to the incorporation by reference in Registration Statement No. 266624-03 on Form S-3 of our reports dated February 24, 2023, relating to the financial statements and financial statement schedule of Entergy Mississippi, LLC and Subsidiaries appearing in this Annual Report on Form 10‑K of Entergy Mississippi, LLC for the year ended December 31, 2022.

We consent to the incorporation by reference in Registration Statement No. 266624-02 on Form S-3 of our reports dated February 24, 2023, relating to the financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2022.

We consent to the incorporation by reference in Registration Statement No. 266624-01 on Form S-3 of our report dated February 24, 2023, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2022.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and the Corporation’s internal control over financial reporting as of December 31, 2022, and have issued our reports thereon dated February 24, 2023. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries
Entergy Louisiana, LLC and Subsidiaries
Entergy Mississippi, LLC and Subsidiaries
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Entergy Arkansas, LLC and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy Mississippi, LLC and Subsidiaries, Entergy New Orleans, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries (collectively the “Companies”) as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and have issued our reports thereon dated February 24, 2023. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ management. Our responsibility is to express an opinion on the Companies’ financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2023

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2022	$68,608	$40,307	$78,059	$30,856
2021	$117,794	$57,517	$106,703	$68,608
2020	$7,404	$111,687	$1,297	$117,794
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2022	$13,072	$14,947	$21,491	$6,528
2021	$18,334	$30,433	$35,695	$13,072
2020	$1,169	$17,307	$142	$18,334
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2022	$29,231	$10,574	$32,210	$7,595
2021	$45,693	$17,219	$33,681	$29,231
2020	$1,902	$44,542	$751	$45,693
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2022	$7,209	$3,052	$7,789	$2,472
2021	$19,527	$850	$13,168	$7,209
2020	$636	$19,081	$190	$19,527
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2022	$13,282	$7,691	$9,064	$11,909
2021	$17,430	$6,850	$10,998	$13,282
2020	$3,226	$14,204	$—	$17,430
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2022	$5,814	$4,042	$7,504	$2,352
2021	$16,810	$2,166	$13,162	$5,814
2020	$471	$16,554	$215	$16,810
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.