Form 10-Q
period 2023-03-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2023-05-04
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 28, 2023
Entergy Corporation	($0.01 par value)	211,446,651

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2022, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

i

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, projections, strategies, and future events or performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “intend,” “goal,” “commitment,” “expect,” “estimate,” “continue,” “potential,” “plan,” “predict,” “forecast,” and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, each registrant undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the absence of a minimum capacity obligation for load serving entities in MISO and the consequent ability of some load serving entities to “free ride” on the energy market without paying appropriate compensation for the capacity needed to produce that energy, the allocation of MISO system transmission upgrade costs, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;
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
•changes in environmental laws and regulations, agency positions or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations;
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
•Entergy’s ability to manage its capital projects, including by completing projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its operation and maintenance costs;
•the effects of supply chain disruptions, including those originating during the COVID-19 global pandemic or driven by trade-related governmental actions, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in Entergy’s Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;
•changes to federal income tax laws, regulations, and interpretive guidance, including the Inflation Reduction Act of 2022, and the continued impact of the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
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
•changes in inflation and interest rates and the impacts of inflation or a recession on our customers;
•the effects of litigation, including the outcome and resolution of the proceedings involving System Energy currently before the FERC and any appeals of FERC decisions in those proceedings;
•the effects of government investigations or proceedings;
•changes in technology, including (i) Entergy’s ability to implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management and other measures that reduce load and government policies incentivizing development or utilization of the foregoing, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•Entergy’s ability to effectively formulate and implement plans to reduce its carbon emission rate and aggregate carbon emissions, including its commitment to achieve net-zero carbon emissions by 2050, and the potential impact on its business and financial condition of attempting to achieve such objectives;
•the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, physical attacks on or other interference with facilities or infrastructure, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;
•the effects of a global or geopolitical event or pandemic, such as the ongoing COVID-19 global pandemic and the military activities between Russia and Ukraine, including economic and societal disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
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
•future wage and employee benefits costs, including changes in discount rates and returns on benefit plan assets;
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

Entergy Louisiana
Entergy Louisiana, LLC, a Texas limited liability company formally created as part of the combination of Entergy Gulf States Louisiana and the company formerly known as Entergy Louisiana, LLC (Old Entergy Louisiana) into a single public utility company and the successor to Old Entergy Louisiana for financial reporting purposes

Entergy Texas
Entergy Texas, Inc., a Texas corporation formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Wholesale Commodities
Entergy’s non-utility business activities primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers. In 2022 Entergy completed its multi-year strategy to exit the merchant nuclear power business and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodifies is no longer a reportable segment.

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2022 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
HLBV	Hypothetical liquidation at book value
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Louisiana (57.5%) and Entergy Texas (42.5%) and 10.9% of which is owned by EAM Nelson Holding, LLC

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents, which is a non-GAAP measure
NRC	Nuclear Regulatory Commission
Palisades	Palisades Nuclear Plant (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in May 2022 and was sold in June 2022
Parent & Other
The portions of Entergy not included in the Utility segment, primarily consisting of the activities of the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business which owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers and also provides decommissioning services to nuclear power plants owned by non-affiliated entities in the United States

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

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), previously owned as a part of Entergy’s non-utility business, which ceased power production in December 2014 and was disposed of in January 2019
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, owned by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022 and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable segment. Remaining business activity previously reported under Entergy Wholesale Commodities is now included under Parent & Other. Historical segment financial information presented herein has been restated for the first quarter 2022 to reflect the change in reportable segments. The change in reportable segments had no effect on Entergy’s consolidated financial statements or historical segment financial information for the Utility reportable segment. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s business segments.

Results of Operations

First Quarter 2023 Compared to First Quarter 2022

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the first quarter 2023 to the first quarter 2022 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2022 Net Income (Loss) Attributable to Entergy Corporation	$340,462	($64,062)	$276,400

Operating revenues	219,836	(116,702)	103,134
Fuel, fuel-related expenses, and gas purchased for resale	247,680	(16,234)	231,446
Purchased power	(36,976)	5,638	(31,338)
Other regulatory charges (credits) - net	52,098	—	52,098
Other operation and maintenance	(8,723)	(38,563)	(47,286)
Asset write-offs, impairments, and related charges (credits)	—	(744)	(744)
Taxes other than income taxes	14,132	(8,843)	5,289
Depreciation and amortization	22,152	(7,208)	14,944
Other income	10,763	4,634	15,397
Interest expense	19,004	5,208	24,212
Other expenses	7,706	(25,030)	(17,324)
Income taxes	(141,485)	(3,987)	(145,472)
Preferred dividend requirements of subsidiaries and noncontrolling interests	(1,829)	—	(1,829)
2023 Net Income (Loss) Attributable to Entergy Corporation	$397,302	($86,367)	$310,935

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

First quarter 2023 results of operations include a $129 million reduction in income tax expense as a result of the Hurricane Ida securitization in March 2023, which also resulted in a $103 million ($76 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding. See Note 2 to the financial statements herein for further discussion of the Entergy Louisiana March 2023 storm securitization.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the first quarter 2023 to the first quarter 2022:

Amount
(In Millions)
2022 operating revenues	$2,728
Fuel, rider, and other revenues that do not significantly affect net income	161
Retail electric price	86
Storm restoration carrying costs	31
Return of unprotected excess accumulated deferred income taxes to customers	17
Volume/weather	(75)
2023 operating revenues	$2,948

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

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2023;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2022 and August 2022;
•an increase in Entergy New Orleans’s formula rate plan rates effective September 2022; and
•an increase in the transmission cost recovery factor rider effective March 2022 at Entergy Texas.

See Note 2 to the financial statements in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Storm restoration carrying costs represents the $31 million equity component of storm restoration carrying costs at Entergy Louisiana, recorded in first quarter 2023, recognized as part of the securitization of Hurricane Ida restoration costs in March 2023. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana March 2023 storm securitization.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the first quarter of 2022, $17 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Registrant Subsidiaries for the three

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
months ended March 31, 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

Total electric energy sales for Utility for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	7,276	8,454	(14)
Commercial	6,248	6,271	—
Industrial	12,740	12,496	2
Governmental	577	584	(1)
Total retail	26,841	27,805	(3)
Sales for resale	4,502	3,641	24
Total	31,343	31,446	—

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $628 million for the first quarter 2022 to $620 million for the first quarter 2023 primarily due to:

•a decrease of $17 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation expense in the first quarter 2023, lower healthcare claims activity in 2023, and a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rates used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $12 million in transmission expenses primarily due to a decrease in the amount of transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs; and
•the effects of recording a final judgment in 2023 to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $10 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

The decrease was partially offset by:

•an increase of $18 million in insurance expenses primarily due to lower nuclear insurance refunds;
•an increase of $5 million in nuclear generation expenses primarily due to a higher scope of work performed in 2023 as compared to prior year and higher nuclear labor costs; and
•an increase of $5 million in power delivery expenses primarily due to higher reliability costs and higher metering costs, partially offset by lower vegetation maintenance costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes, partially offset by decreases in employment taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement, effective March 1, 2022, subject to refund. See Note 2 to the financial statements in the Form 10-K for further discussion of the Unit Power Sales Agreement.

Other regulatory charges (credits) - net includes a regulatory charge of $103 million, recorded by Entergy Louisiana in first quarter 2023, to reflect its obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana March 2023 storm securitization. In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•an increase of $24 million in intercompany dividend income. The increase in intercompany dividend income results from the May 2022 Entergy Louisiana storm trust I investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023.

The increase was partially offset by:

•a $15 million charge at Entergy Louisiana for the LURC’s 1% beneficial interest in the storm trust II established as part of the Entergy Louisiana March 2023 storm securitization; and
•an increase in net periodic pension and other postretirement benefits non-service pension costs primarily due to settlement charges recorded in first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Louisiana securitizations.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $425 million of 5.15% Series mortgage bonds in January 2023;
•the issuance by Entergy Louisiana of $500 million of 4.75% Series mortgage bonds in August 2022; and
•the issuance by Entergy Texas of $325 million of 5.00% Series mortgage bonds in August 2022.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Parent and Other

Operating revenues decreased primarily due to the absence of revenues from Palisades, after it was shut down in May 2022.

Other operation and maintenance expenses decreased primarily due to the absence of expenses from Palisades, after it was shut down in May 2022.

Taxes other than income taxes decreased primarily due to decreases in employment taxes primarily due to the absence of expenses from Palisades, after its sale in June 2022.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Palisades, after it was shut down in May 2022.

Other income increased primarily due to losses on Palisades decommissioning trust fund investments in 2022, higher non-service pension income, and lower charitable contributions in 2023, substantially offset by the elimination for consolidation purposes of intercompany dividend income of $24 million, as discussed above. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Other expenses decreased primarily due to the absence of decommissioning expense and nuclear refueling outage expense as a result of the sale of Palisades in June 2022.

See Note 14 to the financial statements in the Form 10-K for a discussion of the shutdown and sale of the Palisades plant.

Income Taxes

The effective income tax rate was (33.8%) for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. See Notes 2 and 10 to the financial statements herein for a discussion of the Entergy Louisiana March 2023 storm securitization under Act 293.

The effective income tax rate was 19.2% for the first quarter 2022. The difference in the effective income tax rate for the first quarter 2022 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of March 31, 2023 is primarily due to the net issuance of debt in 2023.

	March 31, 2023	December 31, 2022
Debt to capital	67.4%	66.9%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	67.2%	66.6%
Effect of subtracting cash	(1.7%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	65.5%	66.5%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of March 31, 2023, 18.2% of the debt outstanding is at the parent company, Entergy Corporation and 81.3% is at the Utility. The remaining 0.5% of the debt outstanding relates to the Vermont Yankee credit facility, as discussed in Note 4 to the financial statements herein. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2023 was 6.12% on the drawn portion of the facility. As of March 31, 2023, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$3	$3,347
A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of March 31, 2023, Entergy Corporation had $865.6 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2023 was 4.93%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Source of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K for a discussion of the equity distribution program.

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

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida were estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana was seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, eligible for recovery from customers. As part of this filing, Entergy Louisiana also was seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount was exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana was requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, eligible for recovery from customers. As discussed in the Form 10-K, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. In January 2023, the LPSC approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications did not affect the LPSC’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. In February 2023 the Louisiana Bond Commission voted to authorize the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA), a political subdivision of the State of Louisiana, to issue the bonds authorized in the LPSC’s financing order.

In March 2023 the Hurricane Ida securitization financing closed, resulting in the issuance of approximately $1.491 billion principal amount of bonds by the LCDA and a remaining regulatory asset of $180 million to be recovered through the exclusion of the accumulated deferred income taxes related to the damaged assets and system restoration costs from the determination of future rates. The securitization was authorized pursuant to the Louisiana Utilities Restoration Corporation Act, Part VIII of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. The LCDA loaned the proceeds to the LURC. Pursuant to Act 293, the LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust II (the storm trust II).

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust II to purchase 14,576,757.48 Class B preferred, non-voting membership interest units (the preferred membership interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2023 on the preferred membership interests issued to the storm trust II. These annual dividends received by the storm trust II will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust II. Specifically, 1% of the annual dividends received by the storm trust II will be distributed to the LURC for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred membership interests have a stated annual cumulative cash dividend rate of 7.5% and a liquidation price of $100 per unit. The terms of the preferred membership interests include certain financial covenants to which Entergy Finance Company is subject. Semi-annual redemptions of the preferred membership interests, subject to certain conditions, are expected to occur over the next 15 years.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of April 2023 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust II is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company loaned approximately $1.5 billion to Entergy, which was indirectly contributed to Entergy Louisiana as a capital contribution.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a net reduction of income tax expense of approximately $133 million, after taking into account a provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $129 million, after taking into account a provision for uncertain tax positions. In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in first quarter 2023 a $103 million ($76 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 3 and Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust II as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In first quarter 2023, Entergy Louisiana recorded a charge of $15 million in other income to reflect the LURC’s beneficial interest in the storm trust II.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments for 2023 through 2025. Following are updates to that discussion.

Renewables

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. Commercial operation at the Sunflower Solar facility commenced in September 2022. In April 2023 the final payment of $30.4 million for acquisition of the facility was made. See Note 14 to the financial statements in the Form 10-K for a discussion of Entergy Mississippi’s investment in the Sunflower Solar facility.

Walnut Bend Solar

As discussed in the Form 10-K, in July 2021, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership for the purpose of acquiring the Walnut Bend Solar facility. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations were conducted, including with respect to cost and schedule and to updates arising as a result of the Inflation Reduction Act of 2022. In April 2023, Entergy Arkansas filed an application for an amended certificate of environmental compatibility and public need with the APSC seeking approval by June 2023 for the updates to the cost and schedule that were previously approved by the APSC. The project, if approved, is currently expected to achieve commercial operation in 2024.

West Memphis Solar

As discussed in the Form 10-K, in October 2021 the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership for the purpose of acquiring the West Memphis Solar facility. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing had been expected to occur in 2023. In March 2022 the counter-party notified Entergy Arkansas that it was seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. In January 2023, Entergy Arkansas filed a supplemental application with the APSC seeking approval for a change in the transmission route and updates to the cost and schedule that were previously approved by the APSC. In March 2023 the APSC approved Entergy Arkansas’s supplemental application. The project is currently expected to achieve commercial operation in 2024.

2022 Solar Portfolio and Expansion of the Geaux Green Option

In February 2023, Entergy Louisiana filed an application with the LPSC seeking certification of the Iberville/Coastal Prairie facility, which will provide 175 MW of capacity through a PPA with a third party, and the Sterlington facility, a 49 MW self-build project located near the deactivated Sterlington power plant. Entergy Louisiana is seeking to include these within the portfolio supporting the Geaux Green Option (Rider GGO) rate schedule to help fulfill customer interest in access to renewable energy. Entergy Louisiana has requested the costs of these facilities, as offset by Rider GGO revenues, be deemed eligible for recovery in accordance with the terms of the formula rate plan and fuel adjustment clause rate mechanisms that exist at the time the facilities are placed into service. The Louisiana Energy Users Group and the Alliance for Affordable Energy have intervened and discovery is underway. A procedural schedule has been established with a hearing scheduled for December 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital - Renewables - 2021 Solar Certification and the Geaux Green Option” in the Form 10-K for further discussion of the Rider GGO.

Alternative RFP and Certification

In March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, will be filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff. Several parties have intervened, and a status conference has been set for May 2023 at which time a procedural schedule is expected to be established.

System Resilience and Storm Hardening

Entergy Louisiana

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I reflects the first five years of a ten-year resilience plan and includes investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. In April 2023 a procedural schedule was established with a hearing scheduled for January 2024.

The LPSC had previously opened a formal rulemaking proceeding in December 2021 to investigate efforts to improve resilience of electric utility infrastructure. In April 2023 the LPSC staff issued a draft rule in the rulemaking proceeding related to a requirement to file a grid resilience plan. The procedural schedule entered in the rulemaking proceeding contemplates adoption of a final rule in September 2023.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Entergy New Orleans

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing containing a narrowed list of proposed hardening projects, with final comments on that filing due July 2023. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and approximately $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2023 meeting, the Board declared a dividend of $1.07 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2022.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Millions)
Cash and cash equivalents at beginning of period	$224	$443

Net cash provided by (used in):
Operating activities	960	538
Investing activities	(1,283)	(1,551)
Financing activities	2,070	1,272
Net increase in cash and cash equivalents	1,747	259

Cash and cash equivalents at end of period	$1,971	$702

Operating Activities

Net cash flow provided by operating activities increased $422 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•higher collections from Utility customers;
•a decrease of $162 million in storm spending primarily due to Hurricane Ida restoration efforts in 2022. See Note 2 to the financial statements in the Form 10-K for discussion of Hurricane Ida; and
•a decrease of $35 million in pension contributions in 2023 as compared to the same period in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 11 to the financial statements in the Form 10-K, and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by $51 million in proceeds received in 2022 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed and an increase of $29 million in interest paid. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Investing Activities

Net cash flow used in investing activities decreased $268 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•a decrease of $379 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2023, partially offset by higher construction expenditures as a result of increased investment in the reliability and infrastructure of Entergy’s distribution system in 2023; and
•a decrease of $33 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2023.

The decrease was partially offset by:

•an increase of $50 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2023;
•an increase of $44 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station and a higher scope of work on projects performed in 2023 as compared to 2022, including during plant outages; and
•$32 million in proceeds received from the DOE in 2022 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Financing Activities

Net cash flow provided by financing activities increased $798 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to proceeds of $1,458 million received by the storm trust II in the Entergy Louisiana March 2023 storm securitization. The increase was partially offset by long-term debt activity providing approximately $780 million of cash in 2023 compared to providing approximately $1,329 million of cash in 2022 and a decrease of $104 million in net issuances of commercial paper in 2023 compared to 2022. See Note 2 to the financial statements herein for a discussion of the Entergy Louisiana March 2023 storm securitization. See Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K for details of Entergy’s commercial paper program and long-term debt.

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

Market and Credit Risk Sensitive Instruments

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Market and Credit Risk Sensitive Instruments” in the Form 10-K for a discussion of market and credit risk sensitive instruments. Following is an update to that discussion.

Some of the agreements to sell the power produced by Entergy’s non-utility operations contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2023, based on power prices at that time, Entergy had liquidity exposure of $10 million under the guarantees in place supporting Entergy’s non-utility operations transactions and $9 million of posted cash collateral.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,883,411	$2,655,776
Natural gas	64,581	72,361
Other	33,067	149,788
TOTAL	2,981,059	2,877,925

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	898,384	666,938
Purchased power	238,288	269,626
Nuclear refueling outage expenses	37,233	43,002
Other operation and maintenance	631,526	678,812
Asset write-offs, impairments, and related charges	—	744
Decommissioning	50,493	62,048
Taxes other than income taxes	185,437	180,148
Depreciation and amortization	453,916	438,972
Other regulatory charges (credits) - net	23,673	(28,425)
TOTAL	2,518,950	2,311,865

OPERATING INCOME	462,109	566,060

OTHER INCOME
Allowance for equity funds used during construction	23,146	15,871
Interest and investment income (loss)	48,259	(21,918)
Miscellaneous - net	(54,452)	7,603
TOTAL	16,953	1,556

INTEREST EXPENSE
Interest expense	255,329	227,622
Allowance for borrowed funds used during construction	(9,591)	(6,096)
TOTAL	245,738	221,526

INCOME BEFORE INCOME TAXES	233,324	346,090

Income taxes	(78,975)	66,497

CONSOLIDATED NET INCOME	312,299	279,593

Preferred dividend requirements of subsidiaries and noncontrolling interests	1,364	3,193

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$310,935	$276,400

Earnings per average common share:
Basic	$1.47	$1.36
Diluted	$1.47	$1.36

Basic average number of common shares outstanding	211,350,705	202,943,628
Diluted average number of common shares outstanding	212,146,507	203,888,483

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022

	(In Thousands)

Net Income	$312,299	$279,593

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (net of tax benefit of $— and $—)	—	24
Pension and other postretirement liabilities (net of tax expense of $731 and $2,542)	2,027	8,328
Net unrealized investment loss (net of tax benefit of $— and $7,221)	—	(12,402)
Other comprehensive income (loss)	2,027	(4,050)

Comprehensive Income	314,326	275,543
Preferred dividend requirements of subsidiaries and noncontrolling interests	1,364	3,193
Comprehensive Income Attributable to Entergy Corporation	$312,962	$272,350

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$312,299	$279,593
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	553,224	561,731
Deferred income taxes, investment tax credits, and non-current taxes accrued	(98,244)	70,780
Asset write-offs, impairments, and related charges	—	744
Changes in working capital:
Receivables	272,533	122,987
Fuel inventory	(29,484)	14,795
Accounts payable	(339,963)	(283,175)
Taxes accrued	(66,717)	(79,941)
Interest accrued	30,627	32,862
Deferred fuel costs	442,598	(58,932)
Other working capital accounts	(67,971)	(95,033)
Changes in provisions for estimated losses	25	8,206
Changes in other regulatory assets	542,694	(1,424,270)
Changes in other regulatory liabilities	136,685	(250,358)
Effect of securitization on regulatory asset	(491,150)	1,491,942
Changes in pension and other postretirement liabilities	(64,088)	(101,641)
Other	(173,525)	247,676
Net cash flow provided by operating activities	959,543	537,966

INVESTING ACTIVITIES
Construction/capital expenditures	(1,175,657)	(1,501,578)
Allowance for equity funds used during construction	23,146	15,871
Nuclear fuel purchases	(90,809)	(83,326)
Litigation proceeds from settlement agreement	—	9,829
Changes in securitization account	(3,904)	13,532
Payments to storm reserve escrow account	(4,196)	—
Increase in other investments	(3,462)	(11,862)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	32,367
Proceeds from nuclear decommissioning trust fund sales	204,128	479,937
Investment in nuclear decommissioning trust funds	(232,837)	(505,989)
Net cash flow used in investing activities	(1,283,591)	(1,551,219)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,614,522	2,553,369
Treasury stock	4,017	9,629
Retirement of long-term debt	(834,530)	(1,224,091)
Changes in credit borrowings and commercial paper - net	37,995	141,634
Proceeds from trust related to securitization	1,457,676	—
Other	21,490	1,382
Dividends paid:
Common stock	(226,194)	(205,058)
Preferred stock	(4,580)	(4,580)
Net cash flow provided by financing activities	2,070,396	1,272,285

Net increase in cash and cash equivalents	1,746,348	259,032

Cash and cash equivalents at beginning of period	224,164	442,559

Cash and cash equivalents at end of period	$1,970,512	$701,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$215,082	$186,269
Income taxes	($5,352)	($11,505)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$62,724	$115,290
Temporary cash investments	1,907,788	108,874
Total cash and cash equivalents	1,970,512	224,164
Accounts receivable:
Customer	629,700	788,552
Allowance for doubtful accounts	(23,338)	(30,856)
Other	197,554	241,702
Accrued unbilled revenues	436,741	495,859
Total accounts receivable	1,240,657	1,495,257
Deferred fuel costs	282,429	710,401
Fuel inventory - at average cost	177,116	147,632
Materials and supplies - at average cost	1,233,487	1,183,308
Deferred nuclear refueling outage costs	155,688	143,653
Prepayments and other	206,353	190,611
TOTAL	5,266,242	4,095,026

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	4,349,892	4,121,864
Non-utility property - at cost (less accumulated depreciation)	400,579	366,405
Storm reserve escrow account	406,150	401,955
Other	101,498	102,259
TOTAL	5,258,119	4,992,483

PROPERTY, PLANT, AND EQUIPMENT
Electric	64,249,378	64,646,911
Natural gas	697,771	691,970
Construction work in progress	2,157,341	1,844,171
Nuclear fuel	587,956	582,119
TOTAL PROPERTY, PLANT, AND EQUIPMENT	67,692,446	67,765,171
Less - accumulated depreciation and amortization	25,570,360	25,288,047
PROPERTY, PLANT, AND EQUIPMENT - NET	42,122,086	42,477,124

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $273,181 as of March 31, 2023 and $282,886 as of December 31, 2022)	5,493,703	6,036,397
Deferred fuel costs	241,085	241,085
Goodwill	377,172	377,172
Accumulated deferred income taxes	82,529	84,100
Other	362,340	291,804
TOTAL	6,556,829	7,030,558

TOTAL ASSETS	$59,203,276	$58,595,191

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$2,259,046	$2,309,037
Notes payable and commercial paper	865,616	827,621
Accounts payable	1,385,949	1,777,590
Customer deposits	429,211	424,723
Taxes accrued	357,374	424,091
Interest accrued	225,891	195,264
Deferred fuel costs	14,626	—
Pension and other postretirement liabilities	87,588	104,845
Sale-leaseback/depreciation regulatory liability	—	103,497
Other	200,028	202,779
TOTAL	5,825,329	6,369,447

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,738,377	4,818,837
Accumulated deferred investment tax credits	209,128	211,220
Regulatory liability for income taxes - net	1,234,992	1,258,276
Other regulatory liabilities	2,588,056	2,324,590
Decommissioning and asset retirement cost liabilities	4,325,106	4,271,531
Accumulated provisions	531,226	531,201
Pension and other postretirement liabilities	1,166,724	1,213,555
Long-term debt (includes securitization bonds of $292,912 as of March 31, 2023 and $292,760 as of December 31, 2022)	24,464,263	23,623,512
Other	733,737	688,720
TOTAL	39,991,609	38,941,442

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2023 and 2022; issued shares in 2023 and 2022 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares in 2023 and 2022; issued 279,653,929 shares in 2023 and 2022	2,797	2,797
Paid-in capital	7,617,777	7,632,895
Retained earnings	10,586,782	10,502,041
Accumulated other comprehensive loss	(189,727)	(191,754)
Less - treasury stock, at cost (68,207,883 shares in 2023 and 68,477,429 shares in 2022)	4,959,395	4,978,994
Total common shareholders' equity	13,058,234	12,966,985
Subsidiaries' preferred stock without sinking fund and noncontrolling interests	108,694	97,907
TOTAL	13,166,928	13,064,892

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,203,276	$58,595,191

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

Common Shareholders’ Equity
Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In Thousands)

Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394

Consolidated net income (a)	3,193	—	—	—	276,400	—	279,593
Other comprehensive loss	—	—	—	—	—	(4,050)	(4,050)
Common stock issuances related to stock plans	—	—	36,612	(31,085)	—	—	5,527
Common stock dividends declared	—	—	—	—	(205,058)	—	(205,058)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2022	$66,723	$2,720	($5,003,087)	$6,735,154	$10,311,894	($336,578)	$11,776,826

Balance at December 31, 2022	$97,907	$2,797	($4,978,994)	$7,632,895	$10,502,041	($191,754)	$13,064,892

Consolidated net income (a)	1,364	—	—	—	310,935	—	312,299
Other comprehensive income	—	—	—	—	—	2,027	2,027
Common stock issuances related to stock plans	—	—	19,599	(15,118)	—	—	4,481
Common stock dividends declared	—	—	—	—	(226,194)	—	(226,194)
Beneficial interest in storm trust	14,577	—	—	—	—	—	14,577
Distributions to noncontrolling interests	(574)	—	—	—	—	—	(574)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2023	$108,694	$2,797	($4,959,395)	$7,617,777	$10,586,782	($189,727)	$13,166,928

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2023 and first quarter 2022 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

In March 2023 the DOE submitted an offer of judgment to resolve claims in the fourth round ANO damages case. The $41 million offer was accepted by Entergy Arkansas, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Arkansas and against the DOE. Entergy Arkansas received payment from the U.S. Treasury in April 2023. The effects of recording the judgment were reductions to plant, nuclear fuel expense, other operation and maintenance expense, materials and supplies, and taxes other than income taxes. The ANO damages awarded included $18 million related to costs previously capitalized, $10 million related to costs previously recorded as other operation and maintenance expense, $8 million related to costs previously recorded as nuclear fuel expense, $3 million related to costs previously recorded as materials and supplies, and $2 million related to costs previously recorded as taxes other than income taxes.

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

Nelson Industrial Steam Company

Entergy Louisiana is a partner in the Nelson Industrial Steam Company (NISCO) partnership which owns two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and Entergy Louisiana currently is working with the partners to wind up the NISCO partnership, which will ultimately result in ownership of the generating units transferring to Entergy Louisiana. Entergy Louisiana is evaluating the effect of this on its financial condition, results of operations, and cash flows but at this time does not expect the effects to be material.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the 2021 February winter storms consistent with APSC general staff’s request in 2022. The under-recovered balance included in the filing was partially offset by the proceeds of the $41.7 million refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff. See Note 2 to the financial statements in the Form 10-K for information on the 2021 February winter storm investigation proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas

As discussed in the Form 10-K, in September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2023 municipal intervenors filed testimony proposing a $5.2 million disallowance for fuel purchased during Winter Storm Uri. PUCT staff proposed no disallowance. Entergy Texas filed rebuttal testimony in April 2023 and a hearing on the merits is set for May 2023. A PUCT decision is expected in September 2023.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

COVID-19 Orders

See Note 2 to the financial statements in the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of March 31, 2023, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Filings with the LPSC (Entergy Louisiana)

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. In the event the LPSC approves Entergy Louisiana’s requested relief, subsequent filings will be required to permit the LPSC to review the COVID-19 regulatory asset. As of March 31, 2023, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

Filings with the MPSC (Entergy Mississippi)

Retail Rates

2023 Formula Rate Plan Filing

In March 2023, Entergy Mississippi submitted its formula rate plan 2023 test year filing and 2022 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2022 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2023 calendar year to be below the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
formula rate plan bandwidth. The 2023 test year filing shows a $39.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on rate base to the specified point of adjustment of 6.67%, within the formula rate plan bandwidth. The 2022 look-back filing compares actual 2022 results to the approved benchmark return on rate base and reflects the need for a $19.8 million temporary increase in formula rate plan revenues, including the refund of a $1.3 million over-recovery resulting from the demand-side management costs true-up for 2022. In fourth quarter 2022, Entergy Mississippi recorded a regulatory asset of $18.2 million in connection with the look-back feature of the formula rate plan to reflect that the 2022 estimated earned return was below the formula rate plan bandwidth. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $27.9 million interim rate increase, reflecting a cap equal to 2% of 2022 retail revenues, effective in April 2023.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans seeks approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also seeks to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of September 2023 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

Generation Cost Recovery Rider

As discussed in the Form 10-K, in August 2022 the PUCT approved a unanimous settlement agreement adjusting Entergy Texas’s generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility, and rates became effective. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022. As of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
March 31, 2023, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in January 2023, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a notice of appeal of the U.S. District Court for the Eastern District of Arkansas’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The court granted Entergy Arkansas’s request and oral arguments are scheduled for June 2023.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. The following are updates to that discussion.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $38 million, which includes interest through March 31, 2023, and the estimated resulting annual rate reduction would be approximately $31 million. As a result of the 2022 settlement agreement with the MPSC, both the estimated refund and rate reduction exclude Entergy Mississippi's portion. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The APSC, the MPSC, and the City Council subsequently intervened in the proceeding. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision, and in December 2022 the FERC issued an order on the ALJ’s initial decision, which affirmed it in part and modified it in part. The FERC’s order directed System Energy to calculate refunds on three issues, and to provide a compliance report detailing the calculations. The FERC’s order also disallows the future recovery of sale-leaseback renewal costs, which is estimated at approximately $11.5 million annually for purchases from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans through July 2036. The three refund issues are rental expenses related to the renewal of the sale-leaseback arrangements; refunds, if any, for the revenue requirement impact of including accumulated deferred income taxes resulting from the decommissioning uncertain tax positions from 2004 through the present; and refunds for the net effect of correcting the depreciation inputs for capital additions attributable to the portion of plant subject to the sale-leaseback.

In January 2023, System Energy filed its compliance report with the FERC. With respect to the sale-leaseback renewal costs, System Energy calculated a refund of $89.8 million, which represented all of the sale-leaseback renewal rental costs that System Energy recovered in rates, with interest. With respect to the decommissioning uncertain tax position issue, System Energy calculated that no additional refunds are owed because it had already provided a one-time historical credit (for the period January 2016 through September 2020) of $25.2 million based on the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position, and because it has been providing an ongoing rate base credit for the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position since October 2020. With respect to the depreciation refund, System Energy calculated a refund of $13.7 million, which is the net total of a refund to customers for excess depreciation expense previously collected, plus interest, offset by the additional return on rate base that System Energy previously did not collect, without interest. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the regulatory charge and corresponding regulatory liability recorded in June 2022 related to these proceedings. In January 2023, System Energy paid the refunds of $103.5 million, which included refunds of $41.7 million to Entergy Arkansas, $27.8 million to Entergy Louisiana, and $34 million to Entergy New Orleans. Based on the December 2022 FERC order and analysis of the remaining litigation, management determined that System Energy’s regulatory liability related to complaints against System Energy as of March 31, 2023 is adequate.

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

In February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the MPSC settlement, Entergy Mississippi will continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. In March 2023, the MPSC filed a

Entergy Corporation and Subsidiaries
Notes to Financial Statements
protest to System Energy’s tariff compliance filing. The MPSC argues that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. Entergy Mississippi’s allocated sale-leaseback renewal costs are estimated at $5.7 million annually for the remaining term of the sale-leaseback renewal.

LPSC Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The following are updates to that discussion.

Unit Power Sales Agreement Complaint

As discussed in the Form 10-K, the first of the additional complaints was filed by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above.

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. System Energy filed answering testimony in January 2022. In March 2022, the FERC trial staff filed direct and answering testimony recommending refunds and prospective modifications to the Unit Power Sales Agreement.

In April 2022, System Energy filed cross-answering testimony in response to the FERC trial staff’s recommendations. In June 2022, the FERC trial staff submitted revised answering testimony, in which it recommended additional refunds associated with the accumulated deferred income tax balances in account 190. Also in June 2022, System Energy filed revised and supplemental cross-answering testimony to respond to the FERC trial staff’s testimony and to oppose its revised recommendation.

In May 2022, the LPSC, the APSC, and the City Council filed rebuttal testimony and asserted new claims. In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony and for the hearing to begin in September 2022. The hearing concluded in December 2022. Also in December 2022, a motion to extend the briefing schedule and the deadline for the initial decision was granted. The initial decision is due in May 2023.

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolves the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provides that System Energy will provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provides that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addresses other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and

Entergy Corporation and Subsidiaries
Notes to Financial Statements
inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023, the FERC approved the settlement agreement. The refund provided for in the settlement agreement will be included in the May 2023 service month bills under the Unit Power Sales Agreement.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2021 Calendar Year Bills

In March 2023, pursuant to the protocols procedures discussed in Note 2 to the financial statements in the Form 10-K, the LPSC, the APSC, and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2021. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy used incorrect inputs for retained earnings that are used to determine the capital structure; (3) that the equity ratio charged in rates was excessive; and (4) that all issues in the ongoing Unit Power Sales Agreement complaint proceeding should also be reflected in calendar year 2021 bills. The first, third, and fourth allegations are identical to issues that were raised in the formal challenge to the calendar year 2020 bills. The formal challenge to the calendar year 2021 bills states that the impact of the first allegation is “tens of millions of dollars,” but it does not provide an estimate of the financial impact of the remaining allegations.

In May 2023, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

Storm Cost Recovery Filings with Retail Regulators

See Note 2 to the financial statements in the Form 10-K for discussion regarding storm cost recovery filings. The following is an update to that discussion.

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

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida were estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana was seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, eligible for recovery from customers. As part of this filing, Entergy Louisiana also was seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount was exclusive of the requested $3 million in carrying costs through December

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2022. In total, Entergy Louisiana was requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, eligible for recovery from customers. As discussed in the Form 10-K, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. In January 2023 the LPSC approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications did not affect the LPSC’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. In February 2023 the Louisiana Bond Commission voted to authorize the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA), a political subdivision of the State of Louisiana, to issue the bonds authorized in the LPSC’s financing order.

In March 2023 the Hurricane Ida securitization financing closed, resulting in the issuance of approximately $1.491 billion principal amount of bonds by the LCDA and a remaining regulatory asset of $180 million to be recovered through the exclusion of the accumulated deferred income taxes related to damaged assets and system restoration costs from the determination of future rates. The securitization was authorized pursuant to the Louisiana Utilities Restoration Corporation Act, Part VIII of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. The LCDA loaned the proceeds to the LURC. Pursuant to Act 293, the LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust II (the storm trust II).

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust II to purchase 14,576,757.48 Class B preferred, non-voting membership interest units (the preferred membership interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2023 on the preferred membership interests issued to the storm trust II. These annual dividends received by the storm trust II will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust II. Specifically, 1% of the annual dividends received by the storm trust II will be distributed to the LURC for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred membership interests have a stated annual cumulative cash dividend rate of 7.5% and a liquidation price of $100 per unit. The terms of the preferred membership interests include certain financial covenants to which Entergy Finance Company is subject. Semi-annual redemptions of the preferred membership interests, subject to certain conditions, are expected to occur over the next 15 years.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Louisiana began collecting the system restoration charge effective with the first billing cycle of April 2023 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust II is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company loaned approximately $1.5 billion to Entergy, which was indirectly contributed to Entergy Louisiana as a capital contribution.

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a net reduction of income tax expense of approximately $133 million, after taking into account a provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $129 million, after taking into account a provision for uncertain tax positions. In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in first quarter 2023 a $103 million ($76 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 3 and Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust II as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In first quarter 2023, Entergy Louisiana recorded a charge of $14.6 million in other income to reflect the LURC’s beneficial interest in the storm trust II.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2023			2022
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$310.9	211.4	$1.47	$276.4	202.9	$1.36
Average dilutive effect of:
Stock options		0.3	—		0.5	—
Other equity plans		0.4	—		0.4	—
Equity forwards		—	—		0.1	—
Diluted earnings per share	$310.9	212.1	$1.47	$276.4	203.9	$1.36

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.2 million for the three months ended March 31, 2023 and approximately 0.9 million for the three months ended March 31, 2022.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $1.07 for the three months ended March 31, 2023 and $1.01 for the three months ended March 31, 2022.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $2 billion. As of March 31, 2023, shares at an aggregate gross sales price of approximately $1,077.8 million have been sold under the at the market equity distribution program.

In March 2022, Entergy entered into a forward sale agreement for 1,538,010 shares of common stock. No amounts were recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occurred in November 2022. The forward sale agreement required Entergy to, at its election prior to September 29, 2023, either (i) physically settle the transactions by issuing the total of 1,538,010 shares of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $108.14 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 1,538,010 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $168 million. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $1.7 million, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreement, if any, was determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the three months ended March 31, 2022, 1,775,251 shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

In November 2022, Entergy physically settled its obligations under the forward sale agreements by delivering 7,688,419 shares of common stock in exchange for cash proceeds of $853.3 million. See Note 7 to the financial statements in the Form 10-K for discussion of the common stock issued and forward sale agreements settled under the market equity distribution program. There were no shares of common stock issued under the at the market equity distribution program for the three months ended March 31, 2023, and there were no forward sale agreements in place as of March 31, 2023.

Treasury Stock

During the three months ended March 31, 2023, Entergy Corporation issued 269,546 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and

Entergy Corporation and Subsidiaries
Notes to Financial Statements
other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2023.

Retained Earnings

On April 10, 2023, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.07 per share, payable on June 1, 2023 to holders of record as of May 4, 2023.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2023:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2023	($191,754)

Amounts reclassified from accumulated other comprehensive income (loss)	2,027
Net other comprehensive income for the period	2,027

Ending balance, March 31, 2023	($189,727)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2023 and 2022:

	Pension and Other Postretirement Liabilities
	2023	2022
	(In Thousands)
Beginning balance, January 1,	$55,370	$8,278

Amounts reclassified from accumulated other comprehensive income (loss)	(786)	(613)
Net other comprehensive income (loss) for the period	(786)	(613)

Ending balance, March 31,	$54,584	$7,665

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended March 31, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Cash flow hedges net unrealized loss
Interest rate swaps	$—	($48)	Miscellaneous - net
Total realized loss on cash flow hedges	—	(48)
Income taxes	—	10	Income taxes
Total realized loss on cash flow hedges (net of tax)	$—	($38)

Pension and other postretirement liabilities
Amortization of prior-service credit	$3,397	$3,837	(a)
Amortization of gain (loss)	1,661	(13,925)	(a)
Settlement loss	(7,816)	(782)	(a)
Total amortization	(2,758)	(10,870)
Income taxes	731	2,542	Income taxes
Total amortization (net of tax)	($2,027)	($8,328)

Net unrealized investment loss
Realized loss	$—	($5,495)	Interest and investment income
Income taxes	—	2,022	Income taxes
Total realized investment loss (net of tax)	$—	($3,473)

Total reclassifications for the period (net of tax)	($2,027)	($11,839)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended March 31, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$951	$1,158	(a)
Amortization of gain (loss)	1,565	(319)	(a)
Settlement loss	(1,440)	—	(a)
Total amortization	1,076	839
Income taxes	(290)	(226)	Income taxes
Total amortization (net of tax)	786	613

Total reclassifications for the period (net of tax)	$786	$613

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Noncontrolling Interests

The dollar value of noncontrolling interests for Entergy Louisiana as of March 31, 2023 and December 31, 2022 is presented below:

	2023	2022
	(In Thousands)
Entergy Louisiana Noncontrolling Interests
Restoration Law Trust I (a)	$31,813	$31,735
Restoration Law Trust II (b)	14,583	—
Total Noncontrolling Interests	$46,396	$31,735

(a)See Note 17 to the financial statements in the Form 10-K for discussion of Restoration Law Trust I.
(b)Restoration Law Trust II (the storm trust II) was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Ida storm restoration costs. The storm trust II holds preferred membership interests issued by Entergy Finance Company, and Entergy Finance Company is required to make annual distributions (dividends) on the preferred membership interests. These annual dividends paid on the Entergy Finance Company preferred membership interests will be distributed 1% to the LURC and 99% to Entergy Louisiana. Entergy Louisiana, as the primary beneficiary, consolidates the storm trust II and the LURC’s 1% beneficial interest in noncontrolling interests in the consolidated financial statements for Entergy Louisiana and Entergy. See Note 2 to the financial statements herein for a discussion of the Entergy Louisiana March 2023 storm securitization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2023 was 6.12% on the drawn portion of the facility. As of March 31, 2023, amounts outstanding and capacity available under the $3.5 billion credit facility are:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of March 31, 2023, Entergy Corporation had $865.6 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2023 was 4.93%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2023 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2023	Letters of Credit Outstanding as of March 31, 2023
Entergy Arkansas	April 2023 (e)	$25 million (b)	6.56%	$—	$—
Entergy Arkansas	June 2027	$150 million (c)	6.03%	$—	$—
Entergy Louisiana	June 2027	$350 million (c)	6.16%	$—	$—
Entergy Mississippi	April 2023 (f)	$45 million (d)	6.41%	$—	$—
Entergy Mississippi	April 2023 (f)	$40 million (d)	6.41%	$—	$—
Entergy Mississippi	April 2023 (f)	$10 million (d)	6.41%	$—	$—
Entergy Mississippi	July 2024	$150 million	5.98%	$100 million	$—
Entergy New Orleans	June 2024	$25 million (c)	6.47%	$—	$—
Entergy Texas	June 2027	$150 million (c)	6.16%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of March 31, 2023 that would have been applied to outstanding borrowings under the facility.
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
(e)In April 2023, Entergy Arkansas renewed and extended the expiration of the credit facility to April 2024.
(f)In April 2023, Entergy Mississippi extended the expiration of the credit facilities to July 2023.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2023:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2023 (a) (b)
Entergy Arkansas	$25 million	0.78%	$5.6 million
Entergy Louisiana	$125 million	0.78%	$20 million
Entergy Mississippi	$65 million	0.78%	$6.7 million
Entergy New Orleans	$15 million	1.625%	$1 million
Entergy Texas	$80 million	0.875%	$8.8 million

(a)As of March 31, 2023, letters of credit posted with MISO covered financial transmission right exposure of $0.1 million for Entergy Arkansas, $0.3 million for Entergy Mississippi, and $0.5 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of March 31, 2023, in addition to the $6.7 million MISO letters of credit, Entergy Mississippi had $9.2 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. As of March 31, 2023, the FERC-authorized short-term borrowing limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas were effective through October 2023. The FERC-authorized short-term borrowing limit for System Energy is effective through March 2025. In April 2023, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas received FERC-authorized short-term borrowing limits effective through April 2025. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are intercompany borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term

Entergy Corporation and Subsidiaries
Notes to Financial Statements
borrowings as of March 31, 2023 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2023. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of March 31, 2023, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the three months ended March 31, 2023 was 6.14% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of March 31, 2023:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2023
		(Dollars in Millions)
Entergy Arkansas VIE	June 2025	$80	5.70%	$31.5
Entergy Louisiana River Bend VIE	June 2025	$105	5.67%	$58.5
Entergy Louisiana Waterford VIE	June 2025	$105	5.59%	$52.1
System Energy VIE	June 2025	$120	5.59%	$55.9

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company VIE for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of March 31, 2023 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Arkansas VIE	1.84% Series N due July 2026	$90 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	2.05% Series K due September 2027	$90 million

In accordance with regulatory treatment, interest on the nuclear fuel company VIEs’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

As of March 31, 2023, Entergy Arkansas and Entergy Louisiana each had financing authorization from the FERC that extended through October 2023 and System Energy has obtained financing authorization from the FERC that extends through March 2025 for issuances by its nuclear fuel company VIEs. In April 2023, Entergy Arkansas and Entergy Louisiana obtained financing authorizations from the FERC that extend through April 2025.

Debt Issuances and Retirements

(Entergy Arkansas)

In January 2023, Entergy Arkansas issued $425 million of 5.15% Series mortgage bonds due January 2033. Entergy Arkansas expects to use the proceeds, together with other funds, to repay, on or prior to maturity, its $250 million of 3.05% Series mortgage bonds due June 2023 and for general corporate purposes.

(System Energy)

In March 2023, System Energy issued $325 million of 6.00% Series mortgage bonds due April 2028. System Energy used the proceeds, together with other funds, to repay, prior to maturity, its $50 million term loan due November 2023, and to repay, at maturity, its $250 million of 4.10% Series mortgage bonds due April 2023, and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2023 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$26,723,309	$24,057,455
Entergy Arkansas	$4,620,604	$4,126,440
Entergy Louisiana	$10,690,832	$9,718,246
Entergy Mississippi	$2,431,365	$2,156,919
Entergy New Orleans	$766,242	$711,545
Entergy Texas	$2,896,522	$2,566,690
System Energy	$1,020,211	$979,621

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2022 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$25,932,549	$22,573,837
Entergy Arkansas	$4,166,500	$3,538,930
Entergy Louisiana	$10,698,922	$9,444,665
Entergy Mississippi	$2,331,096	$1,987,154
Entergy New Orleans	$775,632	$707,872
Entergy Texas	$2,895,913	$2,485,705
System Energy	$777,905	$702,473

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 281,874 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2023 with a fair value of $20.07 per option.  As of March 31, 2023, there were options on 2,985,788 shares of common stock outstanding with a weighted-average exercise price of $97.57.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2023.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2023 was $42.8 million.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.1	$1.1
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.4

Other Equity Awards

In January 2023 the Board approved and Entergy granted 345,983 restricted stock awards and 143,212 long-term incentive awards under the 2019 Omnibus Incentive Plan.  The restricted stock awards were made effective on January 26, 2023 and were valued at $108.47 per share, which was the closing price of Entergy’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements
common stock on that date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date.

In addition, long-term incentive awards were also granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. To emphasize the importance of strong cash generation for the long-term health of its business, a credit measure – adjusted funds from operations/debt ratio – was selected as one of the performance measures for the 2023-2025 performance period. Performance will be measured based eighty percent on relative total shareholder return and twenty percent on the credit measure.  The performance units were granted on January 26, 2023 and eighty percent were valued at $130.65 per share based on various factors, primarily market conditions; and twenty percent were valued at $108.47 per share, the closing price of Entergy’s common stock on that date.  Performance units have the same dividend rights as shares of Entergy common stock and are considered issued and outstanding shares of Entergy upon vesting. Performance units are expensed ratably over the three-year vesting period and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$7.7	$11.4
Tax benefit recognized in Entergy’s consolidated net income	$2.0	$2.9
Compensation cost capitalized as part of fixed assets and materials and supplies	$3.2	$4.4

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the first quarters of 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$25,678	$37,660
Interest cost on projected benefit obligation	75,701	51,119
Expected return on assets	(98,133)	(103,607)
Amortization of net loss	22,347	60,579
Settlement charges	138,427	—
Net pension costs	$164,020	$45,751

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their employees for the first quarters of 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,749	$6,280	$1,482	$491	$1,107	$1,467
Interest cost on projected benefit obligation	14,280	15,379	3,930	1,715	3,242	3,528
Expected return on assets	(18,076)	(19,233)	(4,884)	(2,267)	(4,152)	(4,538)
Amortization of net loss	6,969	4,964	1,765	513	990	1,461
Settlement charges	22,174	35,999	11,655	1,693	9,678	4,799
Net pension cost	$30,096	$43,389	$13,948	$2,145	$10,865	$6,717

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,858	$9,137	$2,130	$752	$1,632	$2,045
Interest cost on projected benefit obligation	9,317	10,499	2,678	1,139	2,175	2,338
Expected return on assets	(19,247)	(21,133)	(5,203)	(2,515)	(4,937)	(4,623)
Amortization of net loss	13,426	12,597	3,810	1,368	2,555	3,266
Net pension cost	$10,354	$11,100	$3,415	$744	$1,425	$3,026

Non-Qualified Net Pension Cost

Entergy recognized $9.2 million and $10.2 million in pension cost for its non-qualified pension plans in the first quarters of 2023 and 2022, respectively. Reflected in the pension cost for non-qualified pension plans in the first quarters of 2023 and 2022 were settlement charges of $4.8 million and $5.3 million, respectively, related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the first quarters of 2023 and 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2023	$450	$27	$552	$33	$63
2022	$72	$27	$80	$29	$215

Reflected in Entergy Arkansas’ non-qualified pension costs in the first quarter of 2023 were settlement charges of $379 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Mississippi’s non-qualified pension costs in the first quarter of 2023 were settlement charges of $453 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’ non-qualified pension costs in the first quarter of 2022 were settlement charges of $119 thousand related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit income, including amounts capitalized, for the first quarters of 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$3,664	$6,184
Interest cost on accumulated postretirement benefit obligation (APBO)	10,568	6,827
Expected return on assets	(9,183)	(10,855)
Amortization of prior service credit	(5,640)	(6,388)
Amortization of net (gain)/loss	(2,862)	1,083
Net other postretirement benefit income	($3,453)	($3,149)

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the first quarters of 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$741	$845	$220	$59	$202	$189
Interest cost on APBO	2,001	2,233	543	290	649	432
Expected return on assets	(3,778)	—	(1,179)	(1,316)	(2,194)	(634)
Amortization of prior service cost/(credit)	524	(951)	(239)	(229)	(1,093)	(73)
Amortization of net (gain) loss	43	(1,764)	21	117	229	—
Net other postretirement benefit cost (income)	($469)	$363	($634)	($1,079)	($2,207)	($86)

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,114	$1,408	$339	$99	$331	$310
Interest cost on APBO	1,263	1,443	350	174	399	279
Expected return on assets	(4,483)	—	(1,394)	(1,499)	(2,568)	(791)
Amortization of prior service cost/(credit)	471	(1,158)	(443)	(229)	(1,093)	(80)
Amortization of net (gain) loss	218	(186)	56	(225)	162	30
Net other postretirement benefit cost (income)	($1,417)	$1,507	($1,092)	($1,680)	($2,769)	($252)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the three months ended March 31, 2023 and 2022:

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$3,510	($113)	$3,397
Amortization of net gain (loss)	(1,040)	2,898	(197)	1,661
Settlement loss	(6,647)	—	(1,169)	(7,816)
	($7,687)	$6,408	($1,479)	($2,758)
Entergy Louisiana
Amortization of prior service credit	$—	$951	$—	$951
Amortization of net gain (loss)	(199)	1,764	—	1,565
Settlement loss	(1,440)	—	—	(1,440)
	($1,639)	$2,715	$—	$1,076

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$4,014	($177)	$3,837
Amortization of net loss	(12,910)	(596)	(419)	(13,925)
Settlement loss	—	—	(782)	(782)
	($12,910)	$3,418	($1,378)	($10,870)
Entergy Louisiana
Amortization of prior service credit	$—	$1,158	$—	$1,158
Amortization of net gain (loss)	(504)	186	(1)	(319)
	($504)	$1,344	($1)	$839

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

Qualified Pension Settlement Costs

Year-to-date lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees exceeded the sum of the Plans’ 2023 service and interest cost, resulting in settlement costs. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plan’s pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy New Orleans, Entergy Texas, and System Energy each participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees and incurred settlement costs. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount was included in the base rate case that was filed with the PUCT in July 2022. At March 31, 2023, the balance in this reserve was approximately $39.9 million.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $267 million to its qualified pension plans in 2023.  As of March 31, 2023, Entergy had contributed $33 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2023 pension contributions	$54,468	$44,565	$21,110	$1,420	$5,314	$15,543
Pension contributions made through March 2023	$6,436	$3,169	$2,470	$—	$146	$2,191
Remaining estimated pension contributions to be made in 2023	$48,032	$41,396	$18,640	$1,420	$5,168	$13,352

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy has a single reportable segment, Utility, which includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and operation of a small natural gas distribution business in portions of Louisiana.  The Utility segment reflects management’s primary basis of organization with a predominant focus on its utility operations in the Gulf South. Parent & Other includes the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business which owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers and also provides decommissioning services to nuclear power plants owned by non-affiliated entities in the United States.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022 and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable segment. See Note 13 and Note 14 to the financial statements in the Form 10-K for discussion of the asset impairments and restructuring

Entergy Corporation and Subsidiaries
Notes to Financial Statements
charges related to the decision to exit the merchant nuclear power business. Remaining business activity previously reported under Entergy Wholesale Commodities is now included under Parent & Other. Historical segment financial information presented herein has been restated for the first quarter 2022 to reflect the change in reportable segments. The change in reportable segments had no effect on Entergy’s consolidated financial statements or historical segment financial information for the Utility reportable segment.

Entergy’s segment financial information for the first quarters of 2023 and 2022 were as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2023
Operating revenues	$2,947,992	$33,070	($3)	$2,981,059
Income taxes	($66,126)	($12,849)	$—	($78,975)
Consolidated net income (loss)	$398,167	($30,394)	($55,474)	$312,299
Total assets as of March 31, 2023	$63,443,534	$860,341	($5,100,599)	$59,203,276
2022
Operating revenues	$2,728,156	$149,777	($8)	$2,877,925
Income taxes	$75,359	($8,862)	$—	$66,497
Consolidated net income (loss)	$343,156	($31,617)	($31,946)	$279,593
Total assets as of December 31, 2022	$61,399,243	$884,442	($3,688,494)	$58,595,191

Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

Registrant Subsidiaries

Each of the Registrant Subsidiaries has one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business.  Each of the Registrant Subsidiaries’ operations are managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results. Management allocates resources and assesses financial performance on a consolidated basis.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of March 31, 2023 is 1 year, each, for Entergy Louisiana and Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of March 31, 2023 is 28,141,800 MMBtu for Entergy, including 7,320,000 MMBtu for Entergy Louisiana and 20,821,800 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2022, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2022 through May 31, 2023. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy’s non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2023 is 24,016 GWh for Entergy, including 5,351 GWh for Entergy Arkansas, 11,049 GWh for Entergy Louisiana, 2,592 GWh for Entergy Mississippi, 1,054 GWh for Entergy New Orleans, and 3,939 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy’s non-utility operations as of March 31, 2023 and December 31, 2022. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Mississippi,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and Entergy Texas as of March 31, 2023 and for Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2022.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheet as of March 31, 2023 and December 31, 2022 are shown in the tables below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2023
Assets:
Natural gas swaps and options	Prepayments and other	$2	$—	$2
Financial transmission rights	Prepayments and other	$8	($1)	$7

Liabilities:
Natural gas swaps and options	Other current liabilities	$22	$—	$22

2022
Assets:
Natural gas swaps and options	Prepayments and other	$13	$—	$13
Natural gas swaps and options	Other deferred debits and other assets	$3	$—	$3
Financial transmission rights	Prepayments and other	$21	($2)	$19

Liabilities:
Natural gas swaps and options	Other current liabilities	$25	$—	$25

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes cash collateral in the amount of $8 million posted as of December 31, 2022. Also excludes letters of credit in the amount of $1 million posted as of March 31, 2023 and $3 million posted as of December 31, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2023 and 2022 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($37)
Financial transmission rights	Purchased power expense	(b)	$16

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$55
Financial transmission rights	Purchased power expense	(b)	$23

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2023 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$2.4	$—	$2.4	Entergy Louisiana

Financial transmission rights	Prepayments and other	$4.0	$—	$4.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$2.7	($0.2)	$2.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.2	$—	$0.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy New Orleans

Liabilities:
Natural gas swaps	Other current liabilities	($21.8)	$—	($21.8)	Entergy Mississippi

Financial transmission rights	Other current liabilities	$0.4	($0.5)	($0.1)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2022 were as follows:

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$13.1	$—	$13.1	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$3.4	$—	$3.4	Entergy Louisiana

Financial transmission rights	Prepayments and other	$10.3	$—	$10.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$7.7	($0.4)	$7.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.2	($1.1)	$0.1	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$24.0	$—	$24.0	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.5	$—	$1.5	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of March 31, 2023, letters of credit posted with MISO covered financial transmission rights exposure of $0.1 million for Entergy Arkansas, $0.3 million for Entergy Mississippi, and $0.5 million for Entergy Texas. As of December 31, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $2.4 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2023 and 2022 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($6.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($28.6)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.2)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$3.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$8.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy Texas

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$11.1	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$42.8	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$7.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$9.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.8	(b)	Entergy Texas

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

•Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability.  Level 3 consists primarily of financial transmission rights.

The values of financial transmission rights are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Office of Corporate Risk Oversight.  The values are calculated internally and verified against

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the data published by MISO. Entergy’s Accounting group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Office of Corporate Risk Oversight reports to the Vice President and Treasurer.  The Accounting group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,908	$—	$—	$1,908
Decommissioning trust funds (a):
Temporary cash investments	1	—	—	1
Equity securities	26	—	—	26
Debt securities	571	1,136	—	1,707
Common trusts (b)				2,616
Securitization recovery trust account	17	—	—	17
Escrow accounts	406	—	—	406
Gas hedge contracts	2	—	—	2
Financial transmission rights	—	—	7	7
	$2,931	$1,136	$7	$6,690

Liabilities:
Gas hedge contracts	$22	$—	$—	$22

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$109	$—	$—	$109
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	534	1,122	—	1,656
Common trusts (b)				2,442
Securitization recovery trust account	13	—	—	13
Escrow accounts	402	—	—	402
Gas hedge contracts	13	3	—	16
Financial transmission rights	—	—	19	19
	$1,095	$1,125	$19	$4,681
Liabilities:
Gas hedge contracts	$25	$—	$—	$25

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2023 and 2022:

	2023	2022
	(In Millions)
Balance as of January 1,	$19	$4
Total gains (losses) for the period
Included as a regulatory liability/asset	4	20
Settlements	(16)	(23)
Balance as of March 31,	$7	$1

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$156.7	$—	$—	$156.7
Decommissioning trust funds (a):
Equity securities	10.4	—	—	10.4
Debt securities	135.9	343.5	—	479.4
Common trusts (b)				775.7
Financial transmission rights	—	—	4.0	4.0
	$303.0	$343.5	$4.0	$1,426.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	4.5	—	—	4.5
Debt securities	126.8	343.9	—	470.7
Common trusts (b)				724.7
Financial transmission rights	—	—	10.3	10.3
	$134.7	$343.9	$10.3	$1,213.6

Entergy Louisiana

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,079.3	$—	$—	$1,079.3
Decommissioning trust funds (a):
Temporary cash investments	1.5	—	—	1.5
Equity securities	7.5	—	—	7.5
Debt securities	230.7	528.3	—	759.0
Common trusts (b)				1,111.6
Escrow accounts	296.4	—	—	296.4
Gas hedge contracts	2.4	—	—	2.4
Financial transmission rights	—	—	2.5	2.5
	$1,617.8	$528.3	$2.5	$3,260.2

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.3	$—	$—	$6.3
Decommissioning trust funds (a):
Equity securities	16.8	—	—	16.8
Debt securities	209.4	515.7	—	725.1
Common trusts (b)				1,037.2
Escrow accounts	293.4	—	—	293.4
Gas hedge contracts	13.1	3.4	—	16.5
Financial transmission rights	—	—	7.3	7.3
	$539.0	$519.1	$7.3	$2,102.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$35.3	$—	$—	$35.3
Escrow accounts	33.9	—	—	33.9
Financial transmission rights	—	—	0.2	0.2
	$69.2	$—	$0.2	$69.4

Liabilities:
Gas hedge contracts	$21.8	$—	$—	$21.8

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.0	$—	$—	$17.0
Escrow accounts	33.5	—	—	33.5
Financial transmission rights	—	—	0.6	0.6
	$50.5	$—	$0.6	$51.1

Liabilities:
Gas hedge contracts	$24.0	$—	$—	$24.0

Entergy New Orleans

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$175.5	$—	$—	$175.5
Securitization recovery trust account	5.3	—	—	5.3
Escrow accounts	75.8	—	—	75.8
Financial transmission rights	—	—	0.3	0.3
	$256.6	$—	$0.3	$256.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.4	$—	$—	$4.4
Securitization recovery trust account	2.2	—	—	2.2
Escrow accounts	75.0	—	—	75.0
Financial transmission rights	—	—	0.8	0.8
	$81.6	$—	$0.8	$82.4

Liabilities:
Gas hedge contracts	$1.5	$—	$—	$1.5

Entergy Texas

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$91.2	$—	$—	$91.2
Securitization recovery trust account	11.7	—	—	11.7
	$102.9	$—	$—	$102.9

Liabilities:
Financial transmission rights	$—	$—	$0.1	$0.1

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.0	$—	$—	$3.0
Securitization recovery trust account	10.9	—	—	10.9
Financial transmission rights	—	—	0.1	0.1
	$13.9	$—	$0.1	$14.0

System Energy

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$259.3	$—	$—	$259.3
Decommissioning trust funds (a):
Equity securities	8.3	—	—	8.3
Debt securities	204.0	264.1	—	468.1
Common trusts (b)				728.4
	$471.6	$264.1	$—	$1,464.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.9	$—	$—	$2.9
Decommissioning trust funds (a):
Equity securities	2.8	—	—	2.8
Debt securities	197.5	262.2	—	459.7
Common trusts (b)				680.4
	$203.2	$262.2	$—	$1,145.8

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2023.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$10.3	$7.3	$0.6	$0.8	$0.1
Gains (losses) included as a regulatory liability/asset	(2.4)	4.0	1.1	0.4	0.5
Settlements	(3.9)	(8.8)	(1.5)	(0.9)	(0.7)
Balance as of March 31,	$4.0	$2.5	$0.2	$0.3	($0.1)

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Palisades non-utility nuclear plant did not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds were recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

As discussed in Note 14 to the financial statements in the Form 10-K, in June 2022, Entergy completed the sale of Palisades to Holtec. As part of the transaction, Entergy transferred the Palisades decommissioning trust fund to Holtec. The disposition-date fair value of the decommissioning trust fund was approximately $552 million.

The unrealized gains/(losses) recognized during the three months ended March 31, 2023 on equity securities still held as of March 31, 2023 were $161 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$1,707	$8	$160

2022
Debt Securities	$1,655	$4	$201

As of March 31, 2023 and December 31, 2022, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $1,858 million as of March 31, 2023 and $1,852 million as of December 31, 2022.  As of March 31, 2023, available-for-sale debt securities had an average coupon rate of approximately 3.07%, an average duration of approximately 6.45 years, and an average maturity of approximately 10.81 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$391	$13	$840	$63
More than 12 months	961	147	666	138
Total	$1,352	$160	$1,506	$201

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$70	$62
1 year - 5 years	516	520
5 years - 10 years	496	461
10 years - 15 years	111	117
15 years - 20 years	161	161
20 years+	353	334
Total	$1,707	$1,655

During the three months ended March 31, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $124 million and $303 million, respectively.  During the three months ended March 31, 2023, there were no gross gains and $9 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended March 31, 2022, there were gross gains of $1 million and gross losses of $12 million reclassified out of other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$479.4	$0.9	$56.8

2022
Debt Securities	$470.7	$0.2	$69.3

The amortized cost of available-for-sale debt securities was $535.4 million as of March 31, 2023 and $539.8 million as of December 31, 2022.  As of March 31, 2023, the available-for-sale debt securities had an

Entergy Corporation and Subsidiaries
Notes to Financial Statements
average coupon rate of approximately 2.38%, an average duration of approximately 6.04 years, and an average maturity of approximately 7.51 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2023 on equity securities still held as of March 31, 2023 were $47.3 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$52.3	$1.4	$197.6	$18.8
More than 12 months	380.4	55.4	260.1	50.5
Total	$432.7	$56.8	$457.7	$69.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$28.7	$21.2
1 year - 5 years	153.6	159.7
5 years - 10 years	194.2	191.7
10 years - 15 years	41.6	38.0
15 years - 20 years	43.0	42.6
20 years+	18.3	17.5
Total	$479.4	$470.7

During the three months ended March 31, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $15.7 million and $7.2 million, respectively.  During the three months ended March 31, 2023, there were no gross gains and $1.6 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended March 31, 2022, there were gross gains of $0.03 million and gross losses of $0.2 million reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$759.0	$5.4	$50.4

2022
Debt Securities	$725.1	$3.5	$67.5

The amortized cost of available-for-sale debt securities was $804.1 million as of March 31, 2023 and $789.1 million as of December 31, 2022.  As of March 31, 2023, the available-for-sale debt securities had an average coupon rate of approximately 3.72%, an average duration of approximately 6.64 years, and an average maturity of approximately 13.12 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2023 on equity securities still held as of March 31, 2023 were $69.4 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$258.1	$6.7	$409.9	$24.6
More than 12 months	304.8	43.7	207.5	42.9
Total	$562.9	$50.4	$617.4	$67.5

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$37.1	$33.6
1 year - 5 years	168.4	159.1
5 years - 10 years	176.4	161.7
10 years - 15 years	62.8	67.1
15 years - 20 years	80.0	83.3
20 years+	234.3	220.3
Total	$759.0	$725.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the three months ended March 31, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $67.4 million and $120.5 million, respectively.  During the three months ended March 31, 2023 and 2022, gross gains of $0.4 million and $0.9 million, respectively, and gross losses of $4.9 million and $5.5 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$468.1	$2.1	$52.6

2022
Debt Securities	$459.7	$0.7	$63.7

The amortized cost of available-for-sale debt securities was $518.6 million as of March 31, 2023 and $522.7 million as of December 31, 2022.  As of March 31, 2023, the available-for-sale debt securities had an average coupon rate of approximately 2.74%, an average duration of approximately 6.56 years, and an average maturity of approximately 10.51 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2023 on equity securities still held as of March 31, 2023 were $44.5 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$80.8	$4.3	$231.9	$19.2
More than 12 months	275.2	48.3	198.0	44.5
Total	$356.0	$52.6	$429.9	$63.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$3.8	$6.8
1 year - 5 years	193.9	201.7
5 years - 10 years	125.2	107.1
10 years - 15 years	6.8	11.7
15 years - 20 years	38.1	35.0
20 years+	100.3	97.4
Total	$468.1	$459.7

During the three months ended March 31, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $41.3 million and $36.2 million, respectively.  During the three months ended March 31, 2023, there were no gross gains and $2.3 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended March 31, 2022, there were gross gains of $0.1 million and gross losses of $0.7 million reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible, it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  Entergy did not have an allowance for expected credit losses related to available-for-sale securities as of March 31, 2023 and December 31, 2022. Entergy did not record any impairments of available-for-sale debt securities for the three months ended March 31, 2023. Entergy recorded $1.5 million in impairments of available-for-sale debt securities for the three months ended March 31, 2022.

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

Tax Cuts and Jobs Act

During the second quarter 2018, the Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by their respective regulatory authorities. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This manner of regulatory accounting affects the effective tax rate for the period as compared to the statutory tax rate. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Registrant Subsidiaries for the three months ended March 31, 2023. For the three months ended March 31, 2022, the return of unprotected excess accumulated deferred income taxes reduced

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the regulatory liability for income taxes by $17 million for Entergy, including $9 million for Entergy Louisiana, $1 million for Entergy New Orleans, and $7 million for Entergy Texas.

Other Tax Matters

Act 293 Securitization

As described in Note 2 to the financial statements herein, Entergy Louisiana implemented a securitization authorized under Act 293 of the Louisiana Legislature’s Regular Session of 2021 in the first quarter 2023. Act 293 provides that the LURC contribute the net bond proceeds to a LURC-sponsored trust. Over the 15-year term of the Act 293 bonds, the storm trust II will make distributions to Entergy Louisiana, a beneficiary of the storm trust II, that will not be taxable to Entergy Louisiana. Additionally, Entergy Louisiana will not include the receipt of the system restoration charges in taxable income because the right to receive the system restoration charges has been granted directly to the LURC, and Entergy Louisiana only acts as an agent to collect those charges on behalf of the LURC.

Accordingly, the securitization provides for a tax accounting permanent difference resulting in a net reduction of income tax expense of approximately $133 million, after taking into account a provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $129 million, after taking into account a provision for uncertain tax positions.

In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in first quarter 2023 a $103 million ($76 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with its customers. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana March 2023 storm securitization.

Arkansas Corporate Income Tax Rate Change

In April 2023, Arkansas Act 532 reduced the Arkansas corporate income tax rate from 5.3% to 5.1%. In accordance with GAAP, the adoption of the rate change will be recorded in the second quarter of 2023. The rate change is not expected to have a significant effect on the financial position, results of operations, or cash flows of Entergy Arkansas, the Utility, or Entergy.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2023 were $426 million for Entergy, $64.4 million for Entergy Arkansas, $117.3 million for Entergy Louisiana, $57.6 million for Entergy Mississippi, $5.7 million for Entergy New Orleans, $104.8 million for Entergy Texas, and $36.6 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2022 were $459 million for Entergy, $93.2 million for Entergy Arkansas, $154.3 million for Entergy Louisiana, $59.5 million for Entergy Mississippi, $11.2 million for Entergy New Orleans, $68.9 million for Entergy Texas, and $29 million for System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities, commercial paper borrowings, and long-term debt. See Note 6 to the financial statements in the Form 10-K and Note 3 to the financial statements herein for discussion of noncontrolling interests.

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a variable interest entity and Entergy Louisiana is the primary beneficiary. As of March 31, 2023 and December 31, 2022, the primary asset held by the storm trust I was $3.1 billion and $3.2 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheet of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is presented as noncontrolling interest in the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $31.8 million as of March 31, 2023 and $31.7 million as of December 31, 2022.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a variable interest entity and Entergy Louisiana is the primary beneficiary. The storm trust II was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Ida restoration costs, less Hurricane Ida amounts previously financed in May 2022 in a prior securitization transaction. Entergy Louisiana is the primary beneficiary of the storm trust II because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust II. As of March 31, 2023, the primary asset held by the storm trust II is the $1.5 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheet of Entergy Louisiana. The holders of the securitization bonds do not have recourse to the assets or revenues of the storm trust II or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is presented as noncontrolling interest in the consolidated balance sheets of Entergy and Entergy Louisiana, with a balance of $14.6 million as of March 31, 2023. See Note 2 to the financial statements herein for additional discussion of the securitization bonds and the preferred membership interests.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the three months ended March 31, 2023 and the three months ended March 31, 2022.

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of March 31, 2023, AR Searcy Partnership, LLC recorded assets equal to $137.6 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $110 million. As of December 31, 2022, AR Searcy Partnership, LLC recorded assets equal to $138.3 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $109 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of March 31, 2023, MS Sunflower Partnership, LLC recorded assets equal to $152.6 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $117.8 million. As of December 31, 2022, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Mississippi’s ownership interest in the partnership was approximately $117.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Utility:
Residential	$1,041,460	$986,023
Commercial	714,300	634,626
Industrial	863,723	743,634
Governmental	67,337	57,292
Total billed retail	2,686,820	2,421,575

Sales for resale (a)	107,947	128,959
Other electric revenues (b)	44,457	93,880
Revenues from contracts with customers	2,839,224	2,644,414
Other Utility revenues (c)	44,187	11,362
Electric revenues	2,883,411	2,655,776

Natural gas revenues	64,581	72,361

Other revenues (d)	33,067	149,788

Total operating revenues	$2,981,059	$2,877,925

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the three months ended March 31, 2023 and 2022 were as follows:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$239,499	$360,647	$169,389	$63,566	$208,359
Commercial	125,336	278,178	133,676	54,069	123,041
Industrial	131,237	509,904	51,415	7,413	163,754
Governmental	4,660	23,074	13,883	17,798	7,922
Total billed retail	500,732	1,171,803	368,363	142,846	503,076
Sales for resale (a)	66,018	83,237	38,743	24,910	2,445
Other electric revenues (b)	13,718	26,567	2,874	417	2,224
Revenues from contracts with customers	580,468	1,281,607	409,980	168,173	507,745
Other Utility revenues (c)	2,281	38,145	2,448	1,522	(239)
Electric revenues	582,749	1,319,752	412,428	169,695	507,506
Natural gas revenues	—	25,456	—	39,125	—
Total operating revenues	$582,749	$1,345,208	$412,428	$208,820	$507,506

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$227,786	$353,567	$152,939	$58,658	$193,073
Commercial	113,238	257,591	110,661	45,572	107,564
Industrial	109,675	451,954	39,157	6,272	136,576
Governmental	4,460	19,016	12,000	15,033	6,783
Total billed retail	455,159	1,082,128	314,757	125,535	443,996
Sales for resale (a)	70,414	107,701	21,641	26,540	17,644
Other electric revenues (b)	30,572	41,482	10,337	1,393	11,449
Revenues from contracts with customers	556,145	1,231,311	346,735	153,468	473,089
Other Utility revenues (c)	2,811	5,926	2,294	1,178	(607)
Electric revenues	558,956	1,237,237	349,029	154,646	472,482
Natural gas revenues	—	28,735	—	43,626	—
Total operating revenues	$558,956	$1,265,972	$349,029	$198,272	$472,482

(a)Sales for resale includes day-ahead sales of energy in a market administered by an ISO. These sales represent financially binding commitments for the sale of physical energy the next day. These sales are adjusted to actual power generated and delivered in the real time market. Given the short duration of these transactions, Entergy does not consider them to be derivatives subject to fair value adjustments, and includes them as part of customer revenues.
(b)Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market, unbilled revenue, and certain customer credits as directed by regulators.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(c)Other Utility revenues include the equity component of carrying costs related to securitization, settlement of financial hedges, occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.
(d)Other revenues includes competitive business sales including day-ahead sale of energy in a market administered by an ISO, operation and management services fees, and amortization of a below-market power purchase agreement.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the three months ended March 31, 2023 and 2022.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	6.1	1.3	4.0	0.7	(1.1)	1.2
Write-offs	(34.4)	(9.4)	(15.1)	(1.7)	(3.4)	(4.8)
Recoveries	20.7	6.9	9.2	0.7	0.9	3.0
Balance as of March 31, 2023	$23.3	$5.3	$5.7	$2.2	$8.3	$1.8

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
Provisions (a)	(5.9)	3.7	(6.1)	(0.9)	(2.4)	(0.2)
Write-offs	(45.3)	(14.4)	(17.5)	(4.1)	(5.4)	(3.9)
Recoveries	14.1	4.1	5.5	1.2	2.2	1.1
Balance as of March 31, 2022	$31.5	$6.5	$11.1	$3.4	$7.7	$2.8

(a)Provisions include estimated incremental bad debt expenses, and revisions to those estimates, resulting from the COVID-19 pandemic of ($11.0) million for Entergy, $1.8 million for Entergy Arkansas, ($8.5) million for Entergy Louisiana, ($3.0) million for Entergy New Orleans, and ($1.3) million for Entergy Texas that have been deferred as regulatory assets. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the COVID-19 orders issued by retail regulators.

The allowance for currently expected credit losses is calculated as the historical rate of customer write-offs multiplied by the current accounts receivable balance, taking into account the length of time the receivable balances have been outstanding. The rate of customer write-offs has historically experienced minimal variation, although general economic conditions, such as the COVID-19 pandemic or other economic hardships, can affect the rate of customer write-offs. Management monitors the current condition of individual customer accounts to manage collections and ensure bad debt expense is recorded in a timely manner.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2023, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $6.2 million primarily due to lower volume/weather and higher interest expense, partially offset by higher retail electric price and higher other income.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2023 to the first quarter 2022:

Amount
(In Millions)
2022 operating revenues	$559.0
Fuel, rider, and other revenues that do not significantly affect net income	26.0
Retail electric price	19.4
Volume/weather	(21.7)
2023 operating revenues	$582.7

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2023. See Note 2 to the financial statements in the Form 10-K for further discussion of the 2022 formula rate plan filing.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,802	2,092	(14)
Commercial	1,239	1,307	(5)
Industrial	2,050	1,972	4
Governmental	46	55	(16)
Total retail	5,137	5,426	(5)
Sales for resale:
Associated companies	564	486	16
Non-associated companies	1,568	1,391	13
Total	7,269	7,303	—

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased slightly primarily due to:

•the effects of recording a final judgment in 2023 to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $10.3 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation; and
•a decrease of $4.7 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation expense in the first quarter 2023 and a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rates used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

The decrease was substantially offset by an increase of $8.2 million in insurance expenses primarily due to lower nuclear insurance refunds received in 2023 and an increase of $6.7 million in power delivery expenses primarily due to higher reliability costs, higher vegetation maintenance costs, and higher metering costs.

Other income increased primarily due to an increase in interest earned on money pool investments, an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023, and higher interest income from carrying costs related to the deferred fuel balance.

Interest expense increased primarily due to the issuance of $425 million of 5.15% Series mortgage bonds in January 2023.

Income Taxes

The effective income tax rate was 14.9% for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the amortization of

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
state accumulated deferred income taxes as a result of tax rate changes, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

The effective income tax rate was 22.6% for the first quarter 2022. The difference in the effective income tax rate for the first quarter 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$5,278	$12,915

Net cash provided by (used in):
Operating activities	274,037	247,426
Investing activities	(306,032)	(214,477)
Financing activities	186,302	64,167
Net increase in cash and cash equivalents	154,307	97,116

Cash and cash equivalents at end of period	$159,585	$110,031

Operating Activities

Net cash flow provided by operating activities increased $26.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•higher collections from customers;
•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the refund of $41.7 million, which was applied to the under-recovered deferred fuel balance, received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of these refunds and the related proceedings; and
•a decrease of $8.7 million in pension contributions in 2023.

The increase was partially offset by the timing of payments to vendors and an increase in spending of $4 million on nuclear refueling outages in 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $91.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•an increase of $56.9 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2023 and increased investment in the reliability and infrastructure of Entergy Arkansas’s distribution system;
•an increase of $29 million in transmission construction expenditures primarily due to a higher scope of work on projects performed in 2023 as compared to 2022; and
•an increase of $48.3 million as a result of fluctuations in nuclear fuel activity primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $11 million for the three months ended March 31, 2023 compared to increasing by $60 million for the three months ended March 31, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $122.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the issuance of $425 million of 5.15% Series mortgage bonds in January 2023 and net borrowings of $31.5 million in 2023 compared to net repayments of $4.8 million in 2022 on the nuclear fuel company variable interest entity’s credit facility. The increase was partially offset by:

•the issuance of $200 million of 4.20% Series mortgage bonds in March 2022;
•$80 million in common equity distributions paid in 2023 in order to maintain Entergy Arkansas’s capital structure; and
•money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $180.8 million for the three months ended March 31, 2023 compared to decreasing by $139.9 million for the three months ended March 31, 2022.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas is primarily due to the issuance of long-term debt in 2023.

	March 31, 2023	December 31, 2022
Debt to capital	55.1%	52.5%
Effect of subtracting cash	(0.9%)	—%
Net debt to net capital (non-GAAP)	54.2%	52.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition.  The net debt to net capital ratio is a non-GAAP measure. Entergy Arkansas also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
(In Thousands)
$11,035	($180,795)	$59,981	($139,904)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2027. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2024. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2023, $5.6 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2025.  As of March 31, 2023, $31.5 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Walnut Bend Solar

As discussed in the Form 10-K, in July 2021, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership for the purpose of acquiring the Walnut Bend Solar facility. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations were conducted, including with respect to cost and schedule and to updates arising as a result of the Inflation Reduction Act of 2022. In April 2023, Entergy Arkansas filed an application for an amended certificate of environmental compatibility and public need with the APSC seeking approval by June 2023 for the updates to the cost and schedule that were previously approved by the APSC. The project, if approved, is currently expected to achieve commercial operation in 2024.

West Memphis Solar

As discussed in the Form 10-K, in October 2021 the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership for the purpose of acquiring the West Memphis Solar facility. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing had been expected to occur in 2023. In March 2022 the counter-party notified Entergy Arkansas that it was seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. In January 2023, Entergy Arkansas filed a supplemental application with the APSC seeking approval for a change in the transmission route and updates to the cost and schedule that were previously approved by the APSC. In March 2023 the APSC approved Entergy Arkansas’s supplemental application. The project is currently expected to achieve commercial operation in 2024.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Energy Cost Recovery Rider

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the 2021 February winter storms consistent with APSC general staff’s request in 2022. The under-recovered balance included in the filing was partially offset by the proceeds of the $41.7 million refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff. See Note 2 to the financial statements in the Form 10-K for information on the 2021 February winter storm investigation proceeding.

Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in January 2023, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a notice of appeal of the U.S. District Court for the Eastern District of Arkansas’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023,

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The court granted Entergy Arkansas’s request and oral arguments are scheduled for June 2023.

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

In September 2022 the APSC opened a rulemaking concerning proposed amendments to the net metering rules to address the expiration on December 31, 2022 of the automatic grandfathering of the existing net metering rate structure. Entergy Arkansas and other utility parties filed initial briefs and comments setting forth that the statute imposing the expiration of the automatic grandfathering is not ambiguous and that the APSC does not have the authority to extend the grandfathering period, and the hearing was held in October 2022. In December 2022 the APSC issued an order attempting to modify the net metering rules and purporting to allow for the potential for grandfathering after December 31, 2022. More than thirty applicants filed individual net metering applications in December 2022 seeking to be considered under the APSC’s order, although the APSC issued an order in January 2023 holding those applications in abeyance. Several parties, including Entergy Arkansas, sought rehearing, and the Arkansas’s Governor’s executive order limiting new rulemakings calls into question how the APSC’s order to adopt new rules may be effectuated.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Responses to the utility and cooperative filings were filed in January 2023, and utilities filed their further responses in February 2023.

An Arkansas law was enacted effective March 2023 that revises the billing arrangements for net metering facilities in order to reduce the cost shift to non-net metering customers. The new law also imposes a new limit of 5 MW for future net metering facilities, allows utilities to recover net metering credits in the same manner as fuel, and grandfathers certain net metering facilities that are online or in process to be online by September 2024. Entergy Arkansas joined other utilities in a motion in April 2023 to close the current APSC docket related to potential cost shifting in light of the new law. The APSC must approve revisions to the utilities’ tariffs to conform to the new law no later than December 2023.

COVID-19 Orders

See Note 2 to the financial statements in the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of March 31, 2023, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Remaining Useful Lives Review

In response to 2021 legislation, the APSC opened a proceeding in December 2022 to establish a procedure to evaluate life extensions of all utility generation units and opened a separate docket to evaluate life extensions for White Bluff, Independence, and the Lake Catherine plant. In January 2023, Entergy Arkansas and one other party filed for rehearing of the order in the general proceeding, and Entergy Arkansas moved to dismiss the separate docket. In February 2023 the APSC granted rehearing in the general proceeding. A new law passed in April 2023 changed the requirements for the APSC to perform these evaluations, thus eliminating the need for the current APSC proceedings, and the APSC cancelled the procedural schedule. See “Regulation of Entergy’s Business - Environmental Regulation - National Ambient Air Quality Standards - Regional Haze” in Part I, Item 1 in the Form 10-K for further discussion related to these plants.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands)
OPERATING REVENUES
Electric	$582,749	$558,956

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	113,509	86,225
Purchased power	64,751	57,471
Nuclear refueling outage expenses	15,341	14,070
Other operation and maintenance	156,819	157,257
Decommissioning	21,350	20,129
Taxes other than income taxes	32,351	33,202
Depreciation and amortization	96,441	95,610
Other regulatory charges (credits) - net	(20,844)	(20,542)
TOTAL	479,718	443,422

OPERATING INCOME	103,031	115,534

OTHER INCOME
Allowance for equity funds used during construction	4,843	3,055
Interest and investment income	7,479	6,320
Miscellaneous - net	(2,100)	(5,392)
TOTAL	10,222	3,983

INTEREST EXPENSE
Interest expense	45,367	36,047
Allowance for borrowed funds used during construction	(1,945)	(1,214)
TOTAL	43,422	34,833

INCOME BEFORE INCOME TAXES	69,831	84,684

Income taxes	10,434	19,117

NET INCOME	59,397	65,567

Net loss attributable to noncontrolling interest	(1,629)	(1,387)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$61,026	$66,954

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$59,397	$65,567
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	134,779	133,634
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,495	11,776
Changes in assets and liabilities:
Receivables	57,003	23,583
Fuel inventory	(15,255)	7,199
Accounts payable	(58,227)	(33,409)
Taxes accrued	10,647	27,209
Interest accrued	35,905	32,233
Deferred fuel costs	87,581	(16,954)
Other working capital accounts	(3,948)	3,794
Provisions for estimated losses	(6,600)	(309)
Other regulatory assets	(27,001)	(7,198)
Other regulatory liabilities	45,201	(91,068)
Pension and other postretirement liabilities	(7,998)	(19,852)
Other assets and liabilities	(52,942)	111,221
Net cash flow provided by operating activities	274,037	247,426

INVESTING ACTIVITIES
Construction expenditures	(255,248)	(162,108)
Allowance for equity funds used during construction	4,843	3,055
Nuclear fuel purchases	(55,974)	(27,258)
Proceeds from sale of nuclear fuel	17,549	37,157
Proceeds from nuclear decommissioning trust fund sales	32,798	64,608
Investment in nuclear decommissioning trust funds	(38,948)	(69,950)
Changes in money pool receivable - net	(11,035)	(59,981)
Other	(17)	—
Net cash flow used in investing activities	(306,032)	(214,477)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	514,206	212,060
Retirement of long-term debt	(62,505)	(7,506)
Change in money pool payable - net	(180,795)	(139,904)
Common equity distributions paid	(80,000)	—
Other	(4,604)	(483)
Net cash flow provided in financing activities	186,302	64,167

Net increase in cash and cash equivalents	154,307	97,116
Cash and cash equivalents at beginning of period	5,278	12,915
Cash and cash equivalents at end of period	$159,585	$110,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,823	$3,227

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,871	$1,911
Temporary cash investments	156,714	3,367
Total cash and cash equivalents	159,585	5,278
Accounts receivable:
Customer	129,852	140,513
Allowance for doubtful accounts	(5,255)	(6,528)
Associated companies	51,962	45,336
Other	94,252	101,096
Accrued unbilled revenues	98,387	116,816
Total accounts receivable	369,198	397,233
Deferred fuel costs	52,158	139,739
Fuel inventory - at average cost	66,399	51,144
Materials and supplies - at average cost	304,342	288,260
Deferred nuclear refueling outage costs	47,143	56,443
Prepayments and other	26,120	26,576
TOTAL	1,024,945	964,673

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,265,519	1,199,860
Other	2,430	2,414
TOTAL	1,267,949	1,202,274

UTILITY PLANT
Electric	14,226,705	14,077,844
Construction work in progress	448,820	417,244
Nuclear fuel	185,531	176,174
TOTAL UTILITY PLANT	14,861,056	14,671,262
Less - accumulated depreciation and amortization	5,804,506	5,729,304
UTILITY PLANT - NET	9,056,550	8,941,958

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,837,282	1,810,281
Deferred fuel costs	68,883	68,883
Other	24,821	18,507
TOTAL	1,930,986	1,897,671

TOTAL ASSETS	$13,280,430	$13,006,576

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$290,000	$290,000
Accounts payable:
Associated companies	65,002	276,362
Other	241,282	310,339
Customer deposits	103,891	102,799
Taxes accrued	111,173	100,526
Interest accrued	54,721	18,816
Other	44,772	43,394
TOTAL	910,841	1,142,236

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,522,328	1,498,234
Accumulated deferred investment tax credits	28,171	28,472
Regulatory liability for income taxes - net	422,376	435,157
Other regulatory liabilities	533,740	475,758
Decommissioning	1,494,086	1,472,736
Accumulated provisions	73,398	79,998
Pension and other postretirement liabilities	109,991	118,020
Long-term debt	4,330,604	3,876,500
Other	93,787	97,650
TOTAL	8,608,481	8,082,525

Commitments and Contingencies

EQUITY
Member's equity	3,735,016	3,753,990
Noncontrolling interest	26,092	27,825
TOTAL	3,761,108	3,781,815

TOTAL LIABILITIES AND EQUITY	$13,280,430	$13,006,576

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855

Net income (loss)	(1,387)	66,954	65,567
Balance at March 31, 2022	$31,723	$3,609,699	$3,641,422

Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815

Net income (loss)	(1,629)	61,026	59,397
Common equity distributions	—	(80,000)	(80,000)
Distributions to noncontrolling interest	(104)	—	(104)
Balance at March 31, 2023	$26,092	$3,735,016	$3,761,108

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $93.2 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization in March 2023, including a $133.4 million reduction in income tax expense, partially offset by a $103.4 million ($76.4 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s obligation to share the benefits of the securitization with customers. See Note 2 to the financial statements herein for discussion of the March 2023 storm securitization.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2023 to the first quarter 2022:

Amount
(In Millions)
2022 operating revenues	$1,266.0
Fuel, rider, and other revenues that do not significantly affect net income	29.3
Retail electric price	40.9
Storm restoration carrying costs	30.6
Volume/weather	(21.6)
2023 operating revenues	$1,345.2

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan proceeding.

Storm restoration carrying costs represents the equity component of storm restoration carrying costs, recorded in first quarter 2023, recognized as part of the securitization of Hurricane Ida restoration costs in March 2023. See Note 2 to the financial statements herein for discussion of the March 2023 storm securitization.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Louisiana for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	2,685	3,069	(13)
Commercial	2,447	2,421	1
Industrial	7,832	7,606	3
Governmental	194	191	2
Total retail	13,158	13,287	(1)
Sales for resale:
Associated companies	1,677	1,341	25
Non-associated companies	224	853	(74)
Total	15,059	15,481	(3)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $6.3 million in compensation and benefits costs primarily due to a revision to estimated incentive-based compensation accruals expense in the first quarter 2023 and a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rates used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a decrease of $5.6 million in transmission expenses primarily due to a decrease in the amount of transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs.

The decrease was partially offset by an increase of $5 million in insurance expenses primarily due to lower nuclear insurance refunds.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes a regulatory charge of $103.4 million, recorded in first quarter 2023, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the March 2023 storm securitization. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Other income increased primarily due to an increase of $23.5 million in affiliated dividend income resulting from the May 2022 storm trust I investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests in connection with previous securitizations of storm restoration costs. The increase was partially offset by a $14.6 million charge for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm securitization. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the securitizations.

Interest expense increased primarily due to the issuance by Entergy Louisiana of $500 million of 4.75% Series mortgage bonds in August 2022.

Income Taxes

The effective income tax rate was (83.2%) for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the March 2023 securitization of storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes. See Notes 2 and 10 to the financial statements herein for a discussion of the March 2023 storm securitization under Act 293.

The effective income tax rate was 16.9% for the first quarter 2022. The difference in the effective income tax rate for the first quarter 2022 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$56,613	$18,573

Net cash provided by (used in):
Operating activities	539,761	183,126
Investing activities	(2,038,403)	(1,032,121)
Financing activities	2,521,881	987,069
Net increase in cash and cash equivalents	1,023,239	138,074

Cash and cash equivalents at end of period	$1,079,852	$156,647

Operating Activities

Net cash flow provided by operating activities increased $356.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•higher collections from customers;
•a decrease of $151.8 million in storm spending, primarily due to Hurricane Ida restoration efforts in 2022;
•the refund of $27.8 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of these refunds and related proceedings;
•lower fuel costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•a decrease of $7.1 million in pension contributions in 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The increase was partially offset by:

•the timing of payments to vendors;
•an increase of $20.9 million in spending on nuclear refueling outages; and
•an increase of $16 million in interest paid in 2023 as compared to 2022.

Investing Activities

Net cash flow used in investing activities increased $1,006.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•the $1,457.7 million purchase by the storm trust II of preferred membership interests issued by an Entergy affiliate. See Note 2 to the financial statements herein for a discussion of Entergy Louisiana’s March 2023 securitization of storm costs and the storm trust II’s investment in preferred membership interests;
•an increase of $72.5 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2023;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $22.8 million in non-nuclear generation construction expenditures primarily due to a higher scope of work on projects performed in 2023 as compared to 2022, including during plant outages; and
•an increase of $26.1 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by:

•a decrease of $439.6 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022, partially offset by higher construction expenditures as a result of increased investment in the reliability and infrastructure of Entergy Louisiana’s distribution system;
•a decrease of $105 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2022; and
•the $46.6 million redemption of preferred membership interests held by the storm trust I, as part of periodic redemptions that are expected to occur, subject to certain conditions, for the preferred membership interests that were issued in connection with the May 2022 storm securitization. See Note 2 to the financial statements in the Form 10-K for a discussion of the Entergy Louisiana May 2022 storm securitization and the storm trust I’s investment in preferred membership interests.

Financing Activities

Net cash flow provided by financing activities increased $1,534.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•proceeds from securitization of approximately $1.5 billion received by the storm trust II for the closing of the storm securitization in March 2023;
•a capital contribution of approximately $1.5 billion received indirectly from Entergy Corporation in March 2023 related to the March 2023 storm securitization; and
•a decrease of $75 million in 2023 in net repayments on Entergy Louisiana’s revolving credit facility.

The increase was partially offset by:

•$1.2 billion of proceeds received from an unsecured term loan in January 2022;
•money pool activity; and
•an increase of $35.3 million in common equity distributions in 2023 primarily to maintain Entergy Louisiana’s targeted capital structure.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $226.1 million in 2023. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 2 to the financial statements herein for a discussion of the March 2023 storm securitization.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Louisiana is primarily due to the $1.5 billion capital contribution received indirectly from Entergy Corporation in March 2023.

	March 31, 2023	December 31, 2022
Debt to capital	49.2%	53.0%
Effect of subtracting cash	(2.6%)	(0.1%)
Net debt to net capital (non-GAAP)	46.6%	52.9%

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition. The net debt to net capital ratio is a non-GAAP measure. Entergy Louisiana also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
(In Thousands)
$77,354	($226,114)	$81,160	$14,539

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2027.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2023, $20 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2025.  As of March 31, 2023, $58.5 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of March 31, 2023, $52.1 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida were estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana was seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, eligible for recovery from customers. As part of this filing, Entergy Louisiana also was seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount was exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana was requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, eligible for recovery from customers. As discussed in the Form 10-K, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. In January 2023, the LPSC approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications did not affect the LPSC’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. In February 2023 the Louisiana Bond Commission voted to authorize the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA), a political subdivision of the State of Louisiana, to issue the bonds authorized in the LPSC’s financing order.

In March 2023 the Hurricane Ida securitization financing closed, resulting in the issuance of approximately $1.491 billion principal amount of bonds by the LCDA and a remaining regulatory asset of $180 million to be recovered through the exclusion of the accumulated deferred income taxes related to the damaged assets and system restoration costs from the determination of future rates. The securitization was authorized pursuant to the Louisiana

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Utilities Restoration Corporation Act, Part VIII of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. The LCDA loaned the proceeds to the LURC. Pursuant to Act 293, the LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust II (the storm trust II).

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust II to purchase 14,576,757.48 Class B preferred, non-voting membership interest units (the preferred membership interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2023 on the preferred membership interests issued to the storm trust II. These annual dividends received by the storm trust II will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust II. Specifically, 1% of the annual dividends received by the storm trust II will be distributed to the LURC for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred membership interests have a stated annual cumulative cash dividend rate of 7.5% and a liquidation price of $100 per unit. The terms of the preferred membership interests include certain financial covenants to which Entergy Finance Company is subject. Semi-annual redemptions of the preferred membership interests, subject to certain conditions, are expected to occur over the next 15 years.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of April 2023 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust II is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company loaned approximately $1.5 billion to Entergy, which was indirectly contributed to Entergy Louisiana as a capital contribution.

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a net reduction of income tax expense of approximately $133 million, after taking into account a provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $129 million, after taking into account a provision for uncertain tax positions. In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in first quarter 2023 a $103 million ($76 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 3 and Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust II as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In first quarter 2023, Entergy Louisiana recorded a charge of $15 million in other income to reflect the LURC’s beneficial interest in the storm trust II.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
System Resilience and Storm Hardening

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I reflects the first five years of a ten-year resilience plan and includes investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. In April 2023 a procedural schedule was established with a hearing scheduled for January 2024.

The LPSC had previously opened a formal rulemaking proceeding in December 2021 to investigate efforts to improve resilience of electric utility infrastructure. In April 2023 the LPSC staff issued a draft rule in the rulemaking proceeding related to a requirement to file a grid resilience plan. The procedural schedule entered in the rulemaking proceeding contemplates adoption of a final rule in September 2023.

2022 Solar Portfolio and Expansion of the Geaux Green Option

In February 2023, Entergy Louisiana filed an application with the LPSC seeking certification of the Iberville/Coastal Prairie facility, which will provide 175 MW of capacity through a PPA with a third party, and the Sterlington facility, a 49 MW self-build project located near the deactivated Sterlington power plant. Entergy Louisiana is seeking to include these within the portfolio supporting the Geaux Green Option (Rider GGO) rate schedule to help fulfill customer interest in access to renewable energy. Entergy Louisiana has requested the costs of these facilities, as offset by Rider GGO revenues, be deemed eligible for recovery in accordance with the terms of the formula rate plan and fuel adjustment clause rate mechanisms that exist at the time the facilities are placed into service. The Louisiana Energy Users Group and the Alliance for Affordable Energy have intervened and discovery is underway. A procedural schedule has been established with a hearing scheduled for December 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Uses of Capital - 2021 Solar Certification and the Geaux Green Option” in the Form 10-K for further discussion of the Rider GGO.

Alternative RFP and Certification

In March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, will be filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff. Several parties have intervened, and a status conference has been set for May 2023 at which time a procedural schedule is expected to be established.

Nelson Industrial Steam Company

Entergy Louisiana is a partner in the Nelson Industrial Steam Company (NISCO) partnership which owns two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and Entergy Louisiana currently is working with the partners to wind up the NISCO partnership, which will ultimately result in ownership of the generating units transferring to Entergy Louisiana. Entergy Louisiana is evaluating the effect of this on its financial condition, results of operations, and cash flows but at this time does not expect the effects to be material.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following is an update to that discussion.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. In the event the LPSC approves Entergy Louisiana’s requested relief, subsequent filings will be required to permit the LPSC to review the COVID-19 regulatory asset. As of March 31, 2023, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands)
OPERATING REVENUES
Electric	$1,319,752	$1,237,237
Natural gas	25,456	28,735
TOTAL	1,345,208	1,265,972

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	375,270	362,074
Purchased power	194,934	176,197
Nuclear refueling outage expenses	15,273	11,947
Other operation and maintenance	246,371	254,001
Decommissioning	18,586	17,688
Taxes other than income taxes	63,955	61,615
Depreciation and amortization	176,095	169,083
Other regulatory charges (credits) - net	73,996	(20,897)
TOTAL	1,164,480	1,031,708

OPERATING INCOME	180,728	234,264

OTHER INCOME
Allowance for equity funds used during construction	9,061	6,726
Interest and investment income (loss)	28,843	(15,998)
Interest and investment income - affiliated	55,426	31,898
Miscellaneous - net	(48,085)	15,517
TOTAL	45,245	38,143

INTEREST EXPENSE
Interest expense	97,171	93,784
Allowance for borrowed funds used during construction	(4,393)	(3,026)
TOTAL	92,778	90,758

INCOME BEFORE INCOME TAXES	133,195	181,649

Income taxes	(110,829)	30,789

NET INCOME	244,024	150,860

Net income attributable to noncontrolling interests	554	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$243,470	$150,860

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands)

Net Income	$244,024	$150,860

Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $290 and $226)	(786)	(613)
Other comprehensive loss	(786)	(613)

Comprehensive Income	243,238	150,247
Net income attributable to noncontrolling interests	554	—
Comprehensive Income Applicable to Member’s Equity	$242,684	$150,247

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$244,024	$150,860
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	210,138	213,022
Deferred income taxes, investment tax credits, and non-current taxes accrued	(70,518)	95,785
Changes in working capital:
Receivables	119,726	71,237
Fuel inventory	(4,489)	(46)
Accounts payable	(127,171)	(262,042)
Taxes accrued	11,627	(42,950)
Interest accrued	(12,730)	(857)
Deferred fuel costs	173,809	498
Other working capital accounts	(99,650)	(24,241)
Changes in provisions for estimated losses	2,050	2,694
Changes in other regulatory assets	492,055	(1,336,616)
Changes in other regulatory liabilities	155,296	(67,164)
Effect of securitization on regulatory asset	(491,150)	1,338,559
Changes in pension and other postretirement liabilities	(3,556)	(11,608)
Other	(59,700)	55,995
Net cash flow provided by operating activities	539,761	183,126

INVESTING ACTIVITIES
Construction expenditures	(484,581)	(935,692)
Allowance for equity funds used during construction	9,061	6,726
Nuclear fuel purchases	(72,003)	(55,913)
Proceeds from sale of nuclear fuel	16,637	26,681
Payments to storm reserve escrow account	(3,037)	—
Purchase of preferred membership interests of affiliate	(1,457,676)	—
Redemption of preferred membership interests of affiliate	46,643	—
Proceeds from nuclear decommissioning trust fund sales	111,263	155,269
Investment in nuclear decommissioning trust funds	(127,338)	(168,283)
Changes in money pool receivable - net	(77,354)	(66,621)
Litigation proceeds from settlement agreement	—	5,695
Other	(18)	17
Net cash flow used in investing activities	(2,038,403)	(1,032,121)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	526,764	1,506,637
Retirement of long-term debt	(540,008)	(401,411)
Proceeds received by storm trust related to securitization	1,457,676	—
Capital contribution from parent	1,457,676	—
Change in money pool payable - net	(226,114)	—
Common equity distributions paid	(160,250)	(125,000)
Other	6,137	6,843
Net cash flow provided by financing activities	2,521,881	987,069

Net increase in cash and cash equivalents	1,023,239	138,074
Cash and cash equivalents at beginning of period	56,613	18,573
Cash and cash equivalents at end of period	$1,079,852	$156,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$107,408	$91,441
Income taxes	($6,037)	$—

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$503	$50,318
Temporary cash investments	1,079,349	6,295
Total cash and cash equivalents	1,079,852	56,613
Accounts receivable:
Customer	252,121	339,291
Allowance for doubtful accounts	(5,667)	(7,595)
Associated companies	166,204	88,896
Other	34,003	53,241
Accrued unbilled revenues	183,877	199,077
Total accounts receivable	630,538	672,910
Deferred fuel costs	—	159,183
Fuel inventory	46,348	41,859
Materials and supplies - at average cost	582,975	555,860
Deferred nuclear refueling outage costs	82,201	53,833
Prepayments and other	122,373	76,646
TOTAL	2,544,287	1,616,904

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,574,605	3,163,572
Decommissioning trust funds	1,879,612	1,779,090
Storm reserve escrow account	296,443	293,406
Non-utility property - at cost (less accumulated depreciation)	384,988	350,723
Other	15,681	19,679
TOTAL	7,151,329	5,606,470

UTILITY PLANT
Electric	26,752,076	27,498,136
Natural gas	304,956	301,719
Construction work in progress	822,944	736,969
Nuclear fuel	240,301	212,941
TOTAL UTILITY PLANT	28,120,277	28,749,765
Less - accumulated depreciation and amortization	10,144,497	10,087,942
UTILITY PLANT - NET	17,975,780	18,661,823

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,564,124	2,056,179
Deferred fuel costs	168,122	168,122
Other	45,231	35,057
TOTAL	1,777,477	2,259,358

TOTAL ASSETS	$29,448,873	$28,144,555

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,010,000	$1,010,000
Accounts payable:
Associated companies	99,730	356,688
Other	447,572	589,355
Customer deposits	164,075	161,666
Taxes accrued	47,631	36,004
Interest accrued	88,606	101,336
Deferred fuel costs	14,626	—
Other	68,663	72,525
TOTAL	1,940,903	2,327,574

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,296,882	2,374,878
Accumulated deferred investment tax credits	96,711	97,868
Regulatory liability for income taxes - net	332,896	337,836
Other regulatory liabilities	1,198,198	1,037,962
Decommissioning	1,758,469	1,736,801
Accumulated provisions	318,364	316,314
Pension and other postretirement liabilities	386,209	389,631
Long-term debt	9,680,832	9,688,922
Other	391,218	343,321
TOTAL	16,459,779	16,323,533

Commitments and Contingencies

EQUITY
Member's equity	10,947,211	9,406,343
Accumulated other comprehensive income	54,584	55,370
Noncontrolling interests	46,396	31,735
TOTAL	11,048,191	9,493,448

TOTAL LIABILITIES AND EQUITY	$29,448,873	$28,144,555

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2021	$—	$8,172,294	$8,278	$8,180,572

Net income	—	150,860	—	150,860
Other comprehensive loss	—	—	(613)	(613)
Distributions declared on common equity	—	(125,000)	—	(125,000)
Other	—	(13)	—	(13)
Balance at March 31, 2022	—	8,198,141	7,665	8,205,806

Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448

Net income	554	243,470	—	244,024
Other comprehensive loss	—	—	(786)	(786)
Contributions from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(160,250)	—	(160,250)
Beneficial interest in storm trust	14,577	—	—	14,577
Distribution to LURC	(470)	—	—	(470)
Other	—	(28)	—	(28)
Balance at March 31, 2023	$46,396	$10,947,211	$54,584	$11,048,191

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $9.4 million primarily due to lower volume/weather, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense, partially offset by higher retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2023 to the first quarter 2022:

Amount
(In Millions)
2022 operating revenues	$349.0
Fuel, rider, and other revenues that do not significantly affect net income	65.5
Retail electric price	12.1
Volume/weather	(14.2)
2023 operating revenues	$412.4

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

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,089	1,295	(16)
Commercial	1,015	1,021	(1)
Industrial	567	561	1
Governmental	92	96	(4)
Total retail	2,763	2,973	(7)
Sales for resale:
Non-associated companies	1,564	535	192
Total	4,327	3,508	23

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $3.3 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2023 as compared to prior year;
•an increase of $1.6 million in power delivery expenses primarily due to higher reliability costs; and
•several individually insignificant items.

The increase was partially offset by:

•a decrease of $2 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation expense in the first quarter 2023, lower healthcare claims activity in 2023, and a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rates used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a decrease of $1.7 million in transmission expenses primarily due to a decrease in the amount of transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to borrowings of $100 million in 2023 on Entergy Mississippi’s credit facility.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Sunflower Solar facility under HLBV accounting. Entergy Mississippi recorded a regulatory charge of $1.5 million in first quarter 2023 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Income Taxes

The effective income tax rates were 24.4% for the first quarter 2023 and 20.2% for the first quarter of 2022. The differences in the effective income tax rates for the first quarter 2023 and the first quarter 2022 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$16,979	$47,627

Net cash provided by (used in):
Operating activities	36,861	(4,340)
Investing activities	(111,842)	(61,154)
Financing activities	94,154	17,895
Net increase (decrease) in cash and cash equivalents	19,173	(47,599)

Cash and cash equivalents at end of period	$36,152	$28

Operating Activities

Entergy Mississippi’s operating activities provided $36.9 million of cash for the three months ended March 31, 2023 compared to using $4.3 million of cash for the three months ended March 31, 2022. The increase was primarily due to higher collections from customers, partially offset by higher fuel costs in 2023 and timing of payments to vendors.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $50.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•an increase of $19.3 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2023 and a higher scope of work performed in 2023 as compared to 2022;
•an increase of $16.6 million in transmission construction expenditures primarily due to a higher scope of work performed in 2023 as compared to 2022; and
•money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $25.4 million for the three months ended March 31, 2023 compared to decreasing by $40.5 million for the three months ended March 31, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $76.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to borrowings of $100 million in 2023 on Entergy Mississippi’s credit facility, partially offset by money pool activity.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow and Entergy Mississippi’s payable to the money pool increased by $22.4 million for the three months ended March 31, 2022.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	March 31, 2023	December 31, 2022
Debt to capital	54.4%	53.4%
Effect of subtracting cash	(0.4%)	(0.2%)
Net debt to net capital (non-GAAP)	54.0%	53.2%

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition. The net debt to net capital ratio is a non-GAAP measure. Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
(In Thousands)
$1,498	$26,879	($22,386)	$40,456

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $95 million scheduled to expire in July 2023. As of March 31, 2023, there were no cash borrowings outstanding under these credit facilities. Also, Entergy Mississippi has a credit facility in the amount of $150 million scheduled to expire in July 2024. As of March 31, 2023, there was $100 million in cash borrowings outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of March 31, 2023, $6.7 million in MISO letters of credit and $9.2 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. Commercial operation at the Sunflower Solar facility commenced in September 2022. In April 2023 the final payment of $30.4 million for acquisition of the facility was made. See Note 14 to the financial statements in the Form 10-K for a discussion of Entergy Mississippi’s investment in the Sunflower Solar facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following is an update to that discussion.

Retail Rates

2023 Formula Rate Plan Filing

In March 2023, Entergy Mississippi submitted its formula rate plan 2023 test year filing and 2022 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2022 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2023 calendar year to be below the formula rate plan bandwidth. The 2023 test year filing shows a $39.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on rate base to the specified point of adjustment of 6.67%, within the formula rate plan bandwidth. The 2022 look-back filing compares actual 2022 results to the approved benchmark return on rate base and reflects the need for a $19.8 million temporary increase in formula rate plan revenues, including the refund of a $1.3 million over-recovery resulting from the demand-side management costs true-up in 2022. In fourth

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
quarter 2022, Entergy Mississippi recorded a regulatory asset of $18.2 million in connection with the look-back feature of the formula rate plan to reflect that the 2022 estimated earned return was below the formula rate plan bandwidth. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $27.9 million interim rate increase, reflecting a cap equal to 2% of 2022 retail revenues, effective in April 2023.

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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands)
OPERATING REVENUES
Electric	$412,428	$349,029

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	161,285	67,277
Purchased power	63,814	61,212
Other operation and maintenance	69,818	65,811
Taxes other than income taxes	35,734	32,730
Depreciation and amortization	64,029	60,084
Other regulatory charges (credits) - net	(32,843)	3,907
TOTAL	361,837	291,021

OPERATING INCOME	50,591	58,008

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,884	1,078
Interest and investment income	464	64
Miscellaneous - net	(2,083)	(1,153)
TOTAL	265	(11)

INTEREST EXPENSE
Interest expense	23,944	20,434
Allowance for borrowed funds used during construction	(783)	(465)
TOTAL	23,161	19,969

INCOME BEFORE INCOME TAXES	27,695	38,028

Income taxes	6,755	7,673

NET INCOME	20,940	30,355

Net loss attributable to noncontrolling interest	(2,141)	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$23,081	$30,355

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$20,940	$30,355
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	64,029	60,084
Deferred income taxes, investment tax credits, and non-current taxes accrued	8,142	3,979
Changes in assets and liabilities:
Receivables	36,802	(6,379)
Fuel inventory	(3,014)	23
Accounts payable	(33,508)	989
Taxes accrued	(80,166)	(63,785)
Interest accrued	11,078	10,613
Deferred fuel costs	67,005	(24,076)
Other working capital accounts	(9,515)	(46,494)
Provisions for estimated losses	1,900	(179)
Other regulatory assets	1,020	16,301
Other regulatory liabilities	(44,487)	21,689
Pension and other postretirement liabilities	(4,062)	(3,906)
Other assets and liabilities	697	(3,554)
Net cash flow provided by (used in) operating activities	36,861	(4,340)

INVESTING ACTIVITIES
Construction expenditures	(138,760)	(102,686)
Allowance for equity funds used during construction	1,884	1,078
Changes in money pool receivable - net	25,381	40,456
Other	(347)	(2)
Net cash flow used in investing activities	(111,842)	(61,154)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,916	—
Changes in money pool payable - net	—	22,386
Common equity distributions paid	(12,500)	—
Other	6,738	(4,491)
Net cash flow provided by financing activities	94,154	17,895

Net increase (decrease) in cash and cash equivalents	19,173	(47,599)
Cash and cash equivalents at beginning of period	16,979	47,627
Cash and cash equivalents at end of period	$36,152	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$12,211	$9,160

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$888	$26
Temporary cash investments	35,264	16,953
Total cash and cash equivalents	36,152	16,979
Accounts receivable:
Customer	100,813	99,504
Allowance for doubtful accounts	(2,235)	(2,472)
Associated companies	4,226	37,673
Other	17,245	34,564
Accrued unbilled revenues	60,510	73,473
Total accounts receivable	180,559	242,742
Deferred fuel costs	76,206	143,211
Fuel inventory - at average cost	18,562	15,548
Materials and supplies - at average cost	91,576	84,346
Prepayments and other	10,409	9,603
TOTAL	413,464	512,429

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,508	4,512
Storm reserve escrow account	33,896	33,549
Other	911	910
TOTAL	39,315	38,971

UTILITY PLANT
Electric	7,143,328	7,079,849
Construction work in progress	218,611	170,191
TOTAL UTILITY PLANT	7,361,939	7,250,040
Less - accumulated depreciation and amortization	2,309,803	2,264,786
UTILITY PLANT - NET	5,052,136	4,985,254

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	518,440	519,460
Other	26,109	22,650
TOTAL	544,549	542,110

TOTAL ASSETS	$6,049,464	$6,078,764

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$400,000	$400,000
Accounts payable:
Associated companies	61,557	60,532
Other	139,804	176,162
Customer deposits	90,130	89,668
Taxes accrued	44,739	124,905
Interest accrued	29,287	18,208
Other	36,741	38,908
TOTAL	802,258	908,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	788,820	780,030
Accumulated deferred investment tax credits	14,492	14,591
Regulatory liability for income taxes - net	199,383	202,058
Other regulatory liabilities	38,052	79,865
Asset retirement cost liabilities	7,903	7,797
Accumulated provisions	39,409	37,509
Pension and other postretirement liabilities	19,573	23,742
Long-term debt	2,031,365	1,931,096
Other	59,232	53,156
TOTAL	3,198,229	3,129,844

Commitments and Contingencies

EQUITY
Member's equity	2,047,771	2,037,190
Noncontrolling interest	1,206	3,347
TOTAL	2,048,977	2,040,537

TOTAL LIABILITIES AND EQUITY	$6,049,464	$6,078,764

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2021	$—	$1,839,568	$1,839,568

Net income	—	30,355	30,355
Balance at March 31, 2022	$—	$1,869,923	$1,869,923

Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537

Net income (loss)	(2,141)	23,081	20,940
Common equity distributions	—	(12,500)	(12,500)
Balance at March 31, 2023	$1,206	$2,047,771	$2,048,977

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $5 million primarily due to lower volume/weather, higher taxes other than income taxes, and a higher effective income tax rate, partially offset by higher retail electric price and higher other income.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2023 to first quarter 2022:

Amount
(In Millions)
2022 operating revenues	$198.3
Fuel, rider, and other revenues that do not significantly affect net income	11.3
Retail electric price	4.0
Volume/weather	(4.8)
2023 operating revenues	$208.8

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to a rate increase effective September 2022 in accordance with the terms of the 2022 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, partially offset by increased commercial usage.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	453	538	(16)
Commercial	487	465	5
Industrial	99	94	5
Governmental	182	178	2
Total retail	1,221	1,275	(4)
Sales for resale:
Non-associated companies	1,043	716	46
Total	2,264	1,991	14

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Taxes other than income taxes increased primarily due to increases in local franchise taxes.

Other income increased primarily due to higher interest earned on money pool investments.

Income Taxes

The effective income tax rate was 32% for first quarter 2023. The difference in the effective income tax rate for first quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes, partially offset by certain book and tax differences related to utility plant items.

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

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$4,464	$42,862

Net cash provided by (used in):
Operating activities	71,578	41,811
Investing activities	85,156	(53,401)
Financing activities	14,688	(107)
Net increase (decrease) in cash and cash equivalents	171,422	(11,697)

Cash and cash equivalents at end of period	$175,886	$31,165

Operating Activities

Net cash flow provided by operating activities increased $29.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to:

•the refund of $34 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of these refunds and the related proceedings;
•the timing of recovery of fuel and purchased power costs; and
•a decrease of $11.8 million in storm spending primarily due to Hurricane Ida storm restoration efforts in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” and Note 2 to the financial statements, each in the Form 10-K, for a discussion of storm restoration efforts.

The increase was partially offset by higher receipts from associated companies in 2022.

Investing Activities

Entergy New Orleans’s investing activities provided $85.2 million of cash for the three months ended March 31, 2023 compared to using $53.4 million of cash for the three months ended March 31, 2022 primarily due to the following activity:

•money pool activity;
•a decrease of $29.2 million in distribution construction expenditures primarily due to lower capital expenditures for Hurricane Ida storm restoration efforts, partially offset by higher spending on the reliability and infrastructure of Entergy New Orleans’s distribution system as compared to the same period in prior year. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” and Note 2 to the financial statements, each in the Form 10-K, for a discussion of storm restoration efforts; and
•an increase of $6.2 million in transmission construction expenditures primarily due to a higher scope of work performed in 2023.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $134.7 million for the three months ended March 31,

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

2023 compared to decreasing by $18.3 million for the three months ended March 31, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $14.7 million of cash for the three months ended March 31, 2023 compared to using $0.1 million of cash for the three months ended March 31, 2022 primarily due to a $15 million advance received in 2023 related to Entergy New Orleans’s construction of a New Orleans Sewerage and Water Board substation.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	March 31, 2023	December 31, 2022
Debt to capital	52.2%	52.6%
Effect of excluding securitization bonds	(0.5%)	(0.6%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	51.7%	52.0%
Effect of subtracting cash	(6.6%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	45.1%	51.9%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, long-term debt, including the currently maturing portion, and the long-term payable due to an associated company. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from the money pool were as follows:

March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
(In Thousands)
$12,584	$147,254	$18,122	$36,410

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2023, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

System Resilience and Storm Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing containing a narrowed list of proposed hardening projects, with final comments on that filing due July 2023. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and approximately $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity for each of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity of 9.35%. Entergy New Orleans seeks approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also seeks to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of September 2023 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Reliability Investigation

As discussed in the Form 10-K, in April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. Entergy New Orleans responded to this resolution in June 2018 and filed a revised reliability plan with the City Council in July 2018. The City Council also approved a resolution that opened a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagreed with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution. In June 2022 the Orleans Civil District Court issued a written judgment that the penalty be set aside, reversed, and vacated. In August 2022 the Orleans Civil District Court issued written reasons for its judgment and also granted a post-judgment motion to remand for the City Council to take actions consistent with its judgment. In April 2023 the City Council approved a resolution that established a procedural schedule to allow for the submission of additional evidence regarding the penalty discussed above. Entergy New Orleans is considering its legal options in response to the resolution.

Also in August 2022 the City Council approved a resolution establishing a 30-day comment period on proposed minimum reliability standards and an associated penalty mechanism. In September 2022, Entergy New Orleans filed comments to the proposed plan including a request for an additional round of comments. In February 2023 the City Council approved a resolution adopting the proposed reliability standards, including a minimum annual performance level for Entergy New Orleans’s distribution system, as well as associated penalty mechanisms. Under the resolution, while compliance filings will be required for calendar year 2023, the first year for which the City Council may assess a penalty for distribution system reliability performance is calendar year 2024.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands)
OPERATING REVENUES
Electric	$169,695	$154,646
Natural gas	39,125	43,626
TOTAL	208,820	198,272

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	52,024	43,397
Purchased power	66,620	56,470
Other operation and maintenance	33,227	33,652
Taxes other than income taxes	16,424	13,989
Depreciation and amortization	19,575	19,815
Other regulatory charges (credits) - net	(1,101)	4,185
TOTAL	186,769	171,508

OPERATING INCOME	22,051	26,764

OTHER INCOME
Allowance for equity funds used during construction	450	369
Interest and investment income	2,051	24
Miscellaneous - net	(227)	(271)
TOTAL	2,274	122

INTEREST EXPENSE
Interest expense	9,619	8,694
Allowance for borrowed funds used during construction	(219)	(199)
TOTAL	9,400	8,495

INCOME BEFORE INCOME TAXES	14,925	18,391

Income taxes	4,783	3,265

NET INCOME	$10,142	$15,126

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$10,142	$15,126
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	19,575	19,815
Deferred income taxes, investment tax credits, and non-current taxes accrued	5,147	9,558
Changes in assets and liabilities:
Receivables	26,040	39,328
Fuel inventory	2,920	446
Accounts payable	(14,313)	(14,168)
Taxes accrued	1,687	(2,803)
Interest accrued	(361)	(613)
Deferred fuel costs	6,965	(9,959)
Other working capital accounts	(12,303)	(10,876)
Provisions for estimated losses	1,645	6,224
Other regulatory assets	2,267	25,499
Other regulatory liabilities	31,170	(16,667)
Pension and other postretirement liabilities	(1,113)	(2,782)
Other assets and liabilities	(7,890)	(16,317)
Net cash flow provided by operating activities	71,578	41,811

INVESTING ACTIVITIES
Construction expenditures	(46,098)	(68,959)
Allowance for equity funds used during construction	450	369
Changes in money pool receivable - net	134,670	18,288
Payments to storm reserve escrow account	(811)	—
Changes in securitization account	(3,055)	(3,099)
Net cash flow provided by (used in) investing activities	85,156	(53,401)

FINANCING ACTIVITIES
Contribution from customer for construction	15,000	—
Other	(312)	(107)
Net cash flow provided by (used in) financing activities	14,688	(107)

Net increase (decrease) in cash and cash equivalents	171,422	(11,697)
Cash and cash equivalents at beginning of period	4,464	42,862
Cash and cash equivalents at end of period	$175,886	$31,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,630	$8,957

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$367	$27
Temporary cash investments	175,519	4,437
Total cash and cash equivalents	175,886	4,464
Securitization recovery trust account	5,290	2,235
Accounts receivable:
Customer	67,827	93,288
Allowance for doubtful accounts	(8,334)	(11,909)
Associated companies	14,502	149,927
Other	7,258	6,110
Accrued unbilled revenues	32,737	37,284
Total accounts receivable	113,990	274,700
Deferred fuel costs	3,188	10,153
Fuel inventory - at average cost	2,952	5,872
Materials and supplies - at average cost	23,868	22,498
Prepayments and other	18,567	6,312
TOTAL	343,741	326,234

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,050	1,050
Storm reserve escrow account	75,811	75,000
Other	675	675
TOTAL	77,536	76,725

UTILITY PLANT
Electric	1,963,198	1,934,837
Natural gas	392,815	390,252
Construction work in progress	23,011	39,607
TOTAL UTILITY PLANT	2,379,024	2,364,696
Less - accumulated depreciation and amortization	817,324	808,224
UTILITY PLANT - NET	1,561,700	1,556,472

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $10,700 as of March 31, 2023 and $13,363 as of December 31, 2022)	199,845	202,112
Other	50,425	46,778
TOTAL	254,350	252,970

TOTAL ASSETS	$2,237,327	$2,212,401

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$170,000	$170,000
Payable due to associated company	1,306	1,306
Accounts payable:
Associated companies	47,327	53,258
Other	43,464	57,291
Customer deposits	32,161	31,826
Taxes accrued	11,995	10,308
Interest accrued	7,719	8,080
Other	7,547	6,560
TOTAL	321,519	338,629

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	386,218	385,259
Accumulated deferred investment tax credits	16,475	16,481
Regulatory liability for income taxes - net	42,398	39,738
Accumulated provisions	88,693	87,048
Long-term debt (includes securitization bonds of $17,757 as of March 31, 2023 and $17,697 as of December 31, 2022)	596,242	596,047
Long-term payable due to associated company	8,279	8,279
Other	64,545	38,104
TOTAL	1,202,850	1,170,956

Commitments and Contingencies

EQUITY
Member's equity	712,958	702,816
TOTAL	712,958	702,816

TOTAL LIABILITIES AND EQUITY	$2,237,327	$2,212,401

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2021	$638,715

Net income	15,126
Balance at March 31, 2022	$653,841

Balance at December 31, 2022	$702,816

Net income	10,142
Balance at March 31, 2023	$712,958

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $8.7 million primarily due to lower volume/weather, higher taxes other than income taxes, and higher interest expense, partially offset by higher retail electric price and lower other operation and maintenance expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2023 to the first quarter 2022:

Amount
(In Millions)
2022 operating revenues	$472.5
Fuel, rider, and other revenues that do not significantly affect net income	29.4
Retail electric price	11.7
Return of unprotected excess accumulated deferred income taxes to customers	6.5
Volume/weather	(12.6)
2023 operating revenues	$507.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective March 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the transmission cost recovery factor rider filing.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018 in response to the enactment of the Tax Cuts and Jobs Act. In the first quarter 2022, $6.5 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for the first quarter 2023. There was no effect on net income as the reductions in operating revenues

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

Total electric energy sales for Entergy Texas for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,247	1,460	(15)
Commercial	1,061	1,059	—
Industrial	2,193	2,264	(3)
Governmental	63	64	(2)
Total retail	4,564	4,847	(6)
Sales for resale:
Associated companies	—	190	(100)
Non-associated companies	104	144	(28)
Total	4,668	5,181	(10)

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $4.6 million in non-nuclear generation expenses primarily due to lower long-term service agreement expenses and a lower scope of work performed in 2023 as compared to prior year;
•a decrease of $2.2 million in transmission expenses primarily due to a decrease in the amount of transmission costs allocated by MISO;
•a decrease of $2.1 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation accruals in the first quarter 2023 and lower healthcare claims activity in 2023; and
•a decrease of $1.4 million in power delivery expenses primarily due to lower vegetation maintenance costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes primarily resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023 as compared to prior year and higher interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $325 million of 5.00% Series mortgage bonds in August 2022 and the issuance of $290.85 million of senior secured system restoration bonds in April 2022.

Income Taxes

The effective income tax rate was 18.9% for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the allowance for

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
equity funds used during construction and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

The effective income tax rate was 9.3% for the first quarter 2022. The difference in the effective income tax rate for the first quarter 2022 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,497	$28

Net cash provided by (used in):
Operating activities	198,102	82,338
Investing activities	(108,019)	(144,536)
Financing activities	(1,416)	62,196
Net increase (decrease) in cash and cash equivalents	88,667	(2)

Cash and cash equivalents at end of period	$92,164	$26

Operating Activities

Net cash flow provided by operating activities increased $115.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the timing of recovery of fuel and purchased power costs and higher collections from customers, partially offset by the timing of payments to vendors. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $36.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to money pool activity and cash collateral of $12 million posted in March 2022 to support Entergy Texas’s obligations to MISO. The decrease was partially offset by an increase of $21 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station project and a higher scope of work performed in 2023 and

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
an increase of $20.5 million in transmission construction expenditures primarily due to higher scope of work performed in 2023.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $92.9 million for the three months ended March 31, 2023. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities used $1.4 million of cash for the three months ended March 31, 2023 compared to providing $62.2 million for the three months ended March 31, 2022 primarily due to money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased $91.8 million for the three months ended March 31, 2022.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	March 31, 2023	December 31, 2022
Debt to capital	51.6%	52.0%
Effect of excluding securitization bonds	(2.5%)	(2.5%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	49.1%	49.5%
Effect of subtracting cash	(0.8%)	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	48.3%	49.5%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of finance lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to information provided in the Form 10-K.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
(In Thousands)
$6,536	$99,468	($171,393)	($79,594)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2027.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of March 31, 2023, there were no cash borrowings and $1.1 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2023, $8.8 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

Generation Cost Recovery Rider

As discussed in the Form 10-K, in August 2022 the PUCT approved a unanimous settlement agreement adjusting Entergy Texas’s generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility, and rates became effective. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022. As of March 31, 2023, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic.

Fuel and purchased power recovery

As discussed in the Form 10-K, in September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2023 municipal intervenors filed testimony proposing a $5.2 million disallowance for fuel purchased during Winter Storm Uri. PUCT staff proposed no disallowance. Entergy Texas filed rebuttal testimony in April 2023 and the hearing on the merits is set for May 2023. A PUCT decision is expected in September 2023.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands)
OPERATING REVENUES
Electric	$507,506	$472,482

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	167,530	73,920
Purchased power	107,758	161,090
Other operation and maintenance	64,430	74,977
Taxes other than income taxes	27,996	20,449
Depreciation and amortization	59,391	56,061
Other regulatory charges (credits) - net	10,924	13,446
TOTAL	438,029	399,943

OPERATING INCOME	69,477	72,539

OTHER INCOME
Allowance for equity funds used during construction	5,089	2,596
Interest and investment income	1,417	188
Miscellaneous - net	439	307
TOTAL	6,945	3,091

INTEREST EXPENSE
Interest expense	26,962	20,912
Allowance for borrowed funds used during construction	(1,896)	(865)
TOTAL	25,066	20,047

INCOME BEFORE INCOME TAXES	51,356	55,583

Income taxes	9,683	5,180

NET INCOME	41,673	50,403

Preferred dividend requirements	518	518

EARNINGS APPLICABLE TO COMMON STOCK	$41,155	$49,885

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$41,673	$50,403
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	59,391	56,061
Deferred income taxes, investment tax credits, and non-current taxes accrued	(6,536)	(1,175)
Changes in assets and liabilities:
Receivables	63,210	(1,674)
Fuel inventory	(8,445)	8,039
Accounts payable	(44,804)	4,492
Taxes accrued	(21,586)	(15,188)
Interest accrued	(12,656)	(11,195)
Deferred fuel costs	107,238	(8,440)
Other working capital accounts	9,245	4,832
Provisions for estimated losses	522	54
Other regulatory assets	21,535	(135,079)
Other regulatory liabilities	(3,283)	(11,491)
Effect of securitization on regulatory asset	—	153,383
Pension and other postretirement liabilities	(1,960)	(4,146)
Other assets and liabilities	(5,442)	(6,538)
Net cash flow provided by operating activities	198,102	82,338

INVESTING ACTIVITIES
Construction expenditures	(205,191)	(155,948)
Allowance for equity funds used during construction	5,089	2,596
Litigation proceeds from settlement agreement	—	4,134
Changes in money pool receivable - net	92,932	—
Changes in securitization account	(849)	16,631
Increase in other investments	—	(11,949)
Net cash flow used in investing activities	(108,019)	(144,536)

FINANCING ACTIVITIES
Retirement of long-term debt	—	(29,064)
Changes in money pool payable - net	—	91,799
Dividends paid:
Preferred stock dividends paid	(518)	(505)
Other	(898)	(34)
Net cash flow provided by (used in) financing activities	(1,416)	62,196

Net increase (decrease) in cash and cash equivalents	88,667	(2)
Cash and cash equivalents at beginning of period	3,497	28
Cash and cash equivalents at end of period	$92,164	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$38,923	$31,513
Income taxes	$—	($1,913)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,004	$500
Temporary cash investments	91,160	2,997
Total cash and cash equivalents	92,164	3,497
Securitization recovery trust account	11,728	10,879
Accounts receivable:
Customer	79,086	115,955
Allowance for doubtful accounts	(1,847)	(2,352)
Associated companies	13,824	115,549
Other	11,512	21,587
Accrued unbilled revenues	61,230	69,208
Total accounts receivable	163,805	319,947
Deferred fuel costs	150,877	258,115
Fuel inventory - at average cost	35,195	26,750
Materials and supplies - at average cost	88,560	93,031
Prepayments and other	14,622	20,568
TOTAL	556,951	732,787

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	222	250
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,129	18,975
TOTAL	19,727	19,601

UTILITY PLANT
Electric	7,497,285	7,409,461
Construction work in progress	486,164	339,139
TOTAL UTILITY PLANT	7,983,449	7,748,600
Less - accumulated depreciation and amortization	2,180,743	2,135,400
UTILITY PLANT - NET	5,802,706	5,613,200

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $262,481 as of March 31, 2023 and $269,523 as of December 31, 2022)	557,147	578,682
Other	97,837	99,694
TOTAL	654,984	678,376

TOTAL ASSETS	$7,034,368	$7,043,964

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$59,669	$70,321
Other	203,742	201,982
Customer deposits	38,953	38,764
Taxes accrued	71,447	93,033
Interest accrued	11,272	23,928
Other	15,745	16,963
TOTAL	400,828	444,991

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	740,360	744,227
Accumulated deferred investment tax credits	8,559	8,711
Regulatory liability for income taxes - net	127,872	132,647
Other regulatory liabilities	46,739	45,247
Asset retirement cost liabilities	11,274	11,121
Accumulated provisions	8,115	7,593
Long-term debt (includes securitization bonds of $275,154 as of March 31, 2023 and $275,064 as of December 31, 2022)	2,896,522	2,895,913
Other	73,483	74,053
TOTAL	3,912,924	3,919,512

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2023 and 2022	49,452	49,452
Paid-in capital	1,050,125	1,050,125
Retained earnings	1,582,289	1,541,134
Total common shareholder's equity	2,681,866	2,640,711
Preferred stock without sinking fund	38,750	38,750
TOTAL	2,720,616	2,679,461

TOTAL LIABILITIES AND EQUITY	$7,034,368	$7,043,964

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206

Net income	—	—	—	50,403	50,403
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2022	$38,750	$49,452	$1,050,125	$1,394,764	$2,533,091

Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461

Net income	—	—	—	41,673	41,673
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2023	$38,750	$49,452	$1,050,125	$1,582,289	$2,720,616

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” below and in Note 2 to the financial statements in the Form 10-K, System Energy is currently involved in proceedings at the FERC commenced by the retail regulators of its customers regarding its return on equity, its capital structure, its renewal of the sale-leaseback of 11.5% of Grand Gulf, the treatment of uncertain tax positions in rate base, the prudence of its operation of Grand Gulf, and the rates it charges under the Unit Power Sales Agreement. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds which may not be available on terms acceptable to System Energy, or may not be available at all, when required.

Results of Operations

Net Income

Net income decreased $3.9 million primarily due to the disallowance of the recovery of sale-leaseback renewal costs from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans per the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint and the lower authorized rate of return on equity and capital structure limitations on monthly bills issued to Entergy Mississippi per the June 2022 settlement agreement with the MPSC. The decrease was partially offset by an increase in operating revenues resulting from changes in rate base.

Income Taxes

The effective income tax rate was 23.5% for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and provisions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 23.2% for the first quarter 2022. The difference in the effective income tax rate for the first quarter 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,940	$89,201

Net cash provided by (used in):
Operating activities	(32,839)	40,011
Investing activities	48,231	(94,802)
Financing activities	241,671	63,845
Net increase in cash and cash equivalents	257,063	9,054

Cash and cash equivalents at end of period	$260,003	$98,255

Operating Activities

System Energy’s operating activities used $32.8 million of cash for the three months ended March 31, 2023 compared to providing $40 million of cash for the three months ended March 31, 2022 primarily due to the following activity:

•the aggregate payment of $103.5 million made in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion on these refunds and the related proceedings;
•a decrease in spending of $12.8 million on nuclear refueling outages in 2023 as compared to the same period in 2022; and
•the timing of payments to vendors.

Investing Activities

System Energy’s investing activities provided $48.2 million of cash for the three months ended March 31, 2023 compared to using $94.8 million of cash for the three months ended March 31, 2022 primarily due to the following activity:

•money pool activity;
•a decrease of $53.3 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•a decrease of $21.8 million in nuclear construction expenditures primarily due to higher spending in 2022 for Grand Gulf outage projects and upgrades.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased $76.4 million for the three months ended March 31, 2023 compared to decreasing by $18.6 million for the three months ended March 31, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Financing Activities

Net cash flow provided by financing activities increased $177.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the issuance of $325 million of 6.00% Series mortgage bonds in March 2023.

The increase was partially offset by:

•net repayments of $16.7 million in 2023 compared to net long-term borrowings of $63.9 million in 2022 on the nuclear fuel company variable interest entities’ credit facilities; and
•the repayment, prior to maturity, in March 2023 of the $50 million term loan due November 2023.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net issuance of long-term debt in 2023.

	March 31, 2023	December 31, 2022
Debt to capital	51.1%	45.0%
Effect of subtracting cash	(7.3%)	(0.1%)
Net debt to net capital (non-GAAP)	43.8%	44.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  The net debt to net capital ratio is a non-GAAP measure. System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

System Energy’s receivables from the money pool were as follows:

March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
(In Thousands)
$18,590	$94,981	$57,139	$75,745

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2025. As of March 31, 2023, $55.9 million in loans were outstanding under the

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $38 million, which includes interest through March 31, 2023, and the estimated resulting annual rate reduction would be approximately $31 million. As a result of the 2022 settlement agreement with the MPSC, both the estimated refund and rate reduction exclude Entergy Mississippi's portion. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The APSC, the MPSC, and the City Council subsequently intervened in the proceeding. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision, and in December 2022 the FERC issued an order on the ALJ’s initial decision, which affirmed it in part and modified it in part. The FERC’s order directed System Energy to calculate

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
refunds on three issues, and to provide a compliance report detailing the calculations. The FERC’s order also disallows the future recovery of sale-leaseback renewal costs, which is estimated at approximately $11.5 million annually for purchases from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans through July 2036. The three refund issues are rental expenses related to the renewal of the sale-leaseback arrangements; refunds, if any, for the revenue requirement impact of including accumulated deferred income taxes resulting from the decommissioning uncertain tax positions from 2004 through the present; and refunds for the net effect of correcting the depreciation inputs for capital additions attributable to the portion of plant subject to the sale-leaseback.

In January 2023, System Energy filed its compliance report with the FERC. With respect to the sale-leaseback renewal costs, System Energy calculated a refund of $89.8 million, which represented all of the sale-leaseback renewal rental costs that System Energy recovered in rates, with interest. With respect to the decommissioning uncertain tax position issue, System Energy calculated that no additional refunds are owed because it had already provided a one-time historical credit (for the period January 2016 through September 2020) of $25.2 million based on the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position, and because it has been providing an ongoing rate base credit for the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position since October 2020. With respect to the depreciation refund, System Energy calculated a refund of $13.7 million, which is the net total of a refund to customers for excess depreciation expense previously collected, plus interest, offset by the additional return on rate base that System Energy previously did not collect, without interest. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the regulatory charge and corresponding regulatory liability recorded in June 2022 related to these proceedings. In January 2023, System Energy paid the refunds of $103.5 million, which included refunds of $41.7 million to Entergy Arkansas, $27.8 million to Entergy Louisiana, and $34 million to Entergy New Orleans. Based on the December 2022 FERC order and analysis of the remaining litigation, management determined that System Energy’s regulatory liability related to complaints against System Energy as of March 31, 2023 is adequate.

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

In February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the MPSC settlement, Entergy Mississippi will continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. In March 2023, the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argues that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. Entergy Mississippi’s allocated sale-leaseback renewal costs are estimated at $5.7 million annually for the remaining term of the sale-leaseback renewal.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
LPSC Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The following are updates to that discussion.

Unit Power Sales Agreement Complaint

As discussed in the Form 10-K, the first of the additional complaints was filed by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above.

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. System Energy filed answering testimony in January 2022. In March 2022, the FERC trial staff filed direct and answering testimony recommending refunds and prospective modifications to the Unit Power Sales Agreement.

In April 2022, System Energy filed cross-answering testimony in response to the FERC trial staff’s recommendations. In June 2022, the FERC trial staff submitted revised answering testimony, in which it recommended additional refunds associated with the accumulated deferred income tax balances in account 190. Also in June 2022, System Energy filed revised and supplemental cross-answering testimony to respond to the FERC trial staff’s testimony and to oppose its revised recommendation.

In May 2022, the LPSC, the APSC, and the City Council filed rebuttal testimony and asserted new claims. In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony and for the hearing to begin in September 2022. The hearing concluded in December 2022. Also in December 2022, a motion to extend the briefing schedule and the deadline for the initial decision was granted. The initial decision is due in May 2023.

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolves the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provides that System Energy will provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provides that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addresses other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023, the FERC approved the settlement agreement. The refund provided for in the settlement agreement will be included in the May 2023 service month bills under the Unit Power Sales Agreement.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2021 Calendar Year Bills

In March 2023, pursuant to the protocols procedures discussed in Note 2 to the financial statements in the Form 10-K, the LPSC, the APSC, and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2021. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy used incorrect inputs for retained earnings that are used to determine the capital structure; (3) that the equity ratio charged in rates was excessive; and (4) that all issues in the ongoing Unit Power Sales Agreement complaint proceeding should also be reflected in calendar year 2021 bills. The first, third, and fourth allegations are identical to issues that were raised in the formal challenge to the calendar year 2020 bills. The formal challenge to the calendar year 2021 bills states that the impact of the first allegation is “tens of millions of dollars,” but it does not provide an estimate of the financial impact of the remaining allegations.

In May 2023, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

Unit Power Sales Agreement

See Note 2 to the financial statements in the Form 10-K for information regarding proposed amendments to the Unit Power Sales Agreement.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
	(In Thousands)
OPERATING REVENUES
Electric	$171,572	$141,376

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	18,847	7,923
Nuclear refueling outage expenses	6,619	5,927
Other operation and maintenance	50,200	43,904
Decommissioning	10,287	9,917
Taxes other than income taxes	7,282	7,851
Depreciation and amortization	37,137	29,923
Other regulatory charges (credits) - net	(6,459)	(8,524)
TOTAL	123,913	96,921

OPERATING INCOME	47,659	44,455

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,818	2,047
Interest and investment income	5,764	5,232
Miscellaneous - net	(9,078)	(1,639)
TOTAL	(1,496)	5,640

INTEREST EXPENSE
Interest expense	10,491	9,481
Allowance for borrowed funds used during construction	(355)	(327)
TOTAL	10,136	9,154

INCOME BEFORE INCOME TAXES	36,027	40,941

Income taxes	8,482	9,509

NET INCOME	$27,545	$31,432

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$27,545	$31,432
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	63,793	46,566
Deferred income taxes, investment tax credits, and non-current taxes accrued	10,801	(8,690)
Changes in assets and liabilities:
Receivables	(8,198)	(3,845)
Accounts payable	(21,866)	(15,017)
Prepaid taxes and taxes accrued	(15,836)	5,939
Interest accrued	(58)	(475)
Other working capital accounts	2,837	(20,646)
Other regulatory assets	(3,247)	(2,331)
Other regulatory liabilities	(47,212)	(85,655)
Pension and other postretirement liabilities	(1,652)	(4,542)
Other assets and liabilities	(39,746)	97,275
Net cash flow provided by (used in) operating activities	(32,839)	40,011

INVESTING ACTIVITIES
Construction expenditures	(26,472)	(46,509)
Allowance for equity funds used during construction	1,818	2,047
Nuclear fuel purchases	(21,994)	(75,251)
Proceeds from sale of nuclear fuel	24,976	11,257
Increase in other investments	(4)	—
Proceeds from nuclear decommissioning trust fund sales	60,067	62,717
Investment in nuclear decommissioning trust funds	(66,551)	(67,669)
Changes in money pool receivable - net	76,391	18,606
Net cash flow provided by (used in) investing activities	48,231	(94,802)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	473,687	225,956
Retirement of long-term debt	(232,016)	(162,111)
Net cash flow provided by financing activities	241,671	63,845

Net increase in cash and cash equivalents	257,063	9,054
Cash and cash equivalents at beginning of period	2,940	89,201
Cash and cash equivalents at end of period	$260,003	$98,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$11,304	$9,749

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$723	$78
Temporary cash investments	259,280	2,862
Total cash and cash equivalents	260,003	2,940
Accounts receivable:
Associated companies	89,804	158,601
Other	6,749	6,145
Total accounts receivable	96,553	164,746
Materials and supplies - at average cost	138,039	135,346
Deferred nuclear refueling outage costs	26,344	33,377
Prepaid taxes	8,239	—
Prepayments and other	10,600	9,097
TOTAL	539,778	345,506

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,204,762	1,142,914
TOTAL	1,204,762	1,142,914

UTILITY PLANT
Electric	5,434,346	5,425,449
Construction work in progress	122,510	102,987
Nuclear fuel	162,124	193,004
TOTAL UTILITY PLANT	5,718,980	5,721,440
Less - accumulated depreciation and amortization	3,446,204	3,412,257
UTILITY PLANT - NET	2,272,776	2,309,183

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	418,368	415,121
Other	848	1,422
TOTAL	419,216	416,543

TOTAL ASSETS	$4,436,532	$4,214,146

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,046	$300,037
Accounts payable:
Associated companies	12,901	21,701
Other	55,406	58,178
Taxes accrued	—	7,597
Interest accrued	11,533	11,591
Sale-leaseback/depreciation regulatory liability	—	103,497
Other	4,067	4,071
TOTAL	333,953	506,672

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	386,757	376,070
Accumulated deferred investment tax credits	44,348	44,692
Regulatory liability for income taxes - net	110,068	110,840
Other regulatory liabilities	722,081	665,024
Decommissioning	1,052,748	1,042,461
Pension and other postretirement liabilities	39,098	40,750
Long-term debt	770,165	477,868
Other	2	2
TOTAL	3,125,267	2,757,707

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2023 and 2022	1,086,850	1,086,850
Accumulated deficit	(109,538)	(137,083)
TOTAL	977,312	949,767

TOTAL LIABILITIES AND EQUITY	$4,436,532	$4,214,146

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2021	$951,850	$139,510	$1,091,360

Net income	—	31,432	31,432
Balance at March 31, 2022	$951,850	$170,942	$1,122,792

Balance at December 31, 2022	$1,086,850	($137,083)	$949,767

Net income	—	27,545	27,545
Balance at March 31, 2023	$1,086,850	($109,538)	$977,312

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2023-1/31/2023	—	$—	—	$350,052,918
2/01/2023-2/28/2023	—	$—	—	$350,052,918
3/01/2023-3/31/2023	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2023, Entergy withheld 71,722 shares of its common stock at $108.71 per share, 27,533 shares of its common stock at $107.69 per share, 12,265 shares of its common stock at $107.59 per share, 551 shares of its common stock at $103.72 per share, 232 shares of its common stock at $106.07 per share, and 100 shares of its common stock at $105.79 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

(a)See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
(b)Maximum dollar amount of shares that may yet be repurchased relates only to the $500 million plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Following is an update to the “Regulation of the Nuclear Power Industry” section of Part I, Item 1 of the Form 10-K.

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

In March 2023 filings with the NRC were made reporting on decommissioning funding for all of Entergy’s subsidiaries’ nuclear plants. Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following is an update to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. Following is an update to that discussion.

Good Neighbor Plan/Cross-State Air Pollution Rule

In March 2023 the EPA released its final rule, known as the Good Neighbor Plan, to address interstate transport for the 2015 ozone NAAQS which will increase the stringency of the Cross-State Air Pollution Rule program in all four of the states where the Utility operating companies operate. The rule will significantly reduce ozone season nitrogen oxides (NOx) emission allowance budgets and allocations for electric generating units. Entergy is currently assessing its compliance options for the final rule. This may include the installation of post-combustion NOx emissions controls on certain coal or large legacy gas units that will operate beyond 2026 and are not currently equipped with such controls. Prior to issuance of the final rule, in February 2023 the EPA issued related State Implementation Plan (SIP) disapprovals for many states, including the four states in which the Utility operating companies operate, and these SIP disapprovals are the subject of many legal challenges, including a petition for review filed by Entergy Louisiana challenging the disapproval of Louisiana’s SIP.

Item 6.  Exhibits

4(a) -	Officer’s Certificate No. 4-B-4 for System Energy relating to First Mortgage Bonds, 6.00% Series due April 15, 2028 (4.75 to Form 8-K filed March 14, 2023 in 1-09067).

10(a) -
Forty-first Assignment of Availability Agreement, Consent and Agreement, dated as of March 14, 2023, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (4.77 to Form 8-K filed March 14, 2023 in 1-09067).

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

Date:    May 4, 2023