Form 10-Q
period 2023-06-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2023-08-03
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.

1-11299	ENTERGY CORPORATION	1-35747	ENTERGY NEW ORLEANS, LLC
	(a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000		(a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3702
	72-1229752		82-2212934

1-10764	ENTERGY ARKANSAS, LLC	1-34360	ENTERGY TEXAS, INC.
	(a Texas limited liability company) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000		(a Texas corporation) 2107 Research Forest Drive The Woodlands, Texas 77380 Telephone (409) 981-2000
	83-1918668		61-1435798

1-32718	ENTERGY LOUISIANA, LLC	1-09067	SYSTEM ENERGY RESOURCES, INC.
	(a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000		(an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000
	47-4469646		72-0752777

1-31508	ENTERGY MISSISSIPPI, LLC
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2023
Entergy Corporation	($0.01 par value)	211,455,588

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•changes in utility regulation, including, with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent return on equity criteria, transmission reliability requirements, or market power criteria by the FERC or the U.S. Department of Justice;
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
•changes in environmental laws and regulations, agency positions, or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations;
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
•changes in technology, including (i) Entergy’s ability to effectively address and implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management, and other measures that reduce load and government policies incentivizing development or utilization of the foregoing, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•Entergy’s ability to effectively formulate and implement plans to reduce its carbon emission rate and aggregate carbon emissions, including its commitment to achieve net-zero carbon emissions by 2050 and the related increasing investment in renewable power generation sources, and the potential impact on its business and financial condition of attempting to achieve such objectives;
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
•the effects of a catastrophe, pandemic (or other health related event), or a global or geopolitical event, such as the military activities between Russia and Ukraine, including economic and societal disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
•Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills;
•Entergy’s ability to attract, retain, and manage an appropriately qualified workforce;
•changes in accounting standards and corporate governance best practices;
•declines in the market prices of marketable securities and resulting funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefits plans;
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

Entergy Wholesale Commodities
Entergy’s non-utility business activities primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers. In 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodifies is no longer a reportable segment.

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2022, filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
GAAP	Generally Accepted Accounting Principles
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
HLBV	Hypothetical liquidation at book value

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
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

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022 and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable segment. Remaining business activity previously reported under Entergy Wholesale Commodities is now included under Parent & Other. Historical segment financial information presented herein has been restated for the second quarter 2022 and the six months ended June 30, 2022 to reflect the change in reportable segments. The change in reportable segments had no effect on Entergy’s consolidated financial statements or historical segment financial information for the Utility reportable segment. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s business segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Second Quarter 2023 Compared to Second Quarter 2022

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the second quarter 2023 to the second quarter 2022 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2022 Net Income Attributable to Entergy Corporation	$152,739	$6,964	$159,703

Operating revenues	(487,522)	(61,648)	(549,170)
Fuel, fuel-related expenses, and gas purchased for resale	(52,733)	(15,496)	(68,229)
Purchased power	(353,755)	(10,336)	(364,091)
Other regulatory charges (credits) - net	(859,564)	—	(859,564)
Other operation and maintenance	(81,596)	(36,225)	(117,821)
Asset write-offs, impairments, and related charges (credits)	—	164,066	164,066
Taxes other than income taxes	13,588	(2,254)	11,334
Depreciation and amortization	25,810	(1,631)	24,179
Other income	78,428	(6,774)	71,654
Interest expense	17,268	6,739	24,007
Other expenses	7,745	(21,584)	(13,839)
Income taxes	516,193	(21,754)	494,439
Preferred dividend requirements of subsidiaries and noncontrolling interests	(3,538)	—	(3,538)
2023 Net Income (Loss) Attributable to Entergy Corporation	$514,227	($122,983)	$391,244

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Second quarter 2022 results of operations include: 1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; 2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization financing in May 2022, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding; and 3) a gain of $166 million ($130 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges (credits),” as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy partial settlement agreement. See Notes 2 and 3 to the financial statements in the Form 10-K for further discussion of the Entergy Louisiana May 2022 storm cost securitization. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Palisades plant.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2023 to the second quarter 2022:

Amount
(In Millions)
2022 operating revenues	$3,306
Fuel, rider, and other revenues that do not significantly affect net income	(510)
Storm restoration carrying costs	(59)
Volume/weather	(47)
Return of unprotected excess accumulated deferred income taxes to customers	16
Retail electric price	113
2023 operating revenues	$2,819

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Storm restoration carrying costs, representing the equity component of storm restoration carrying costs, includes $37 million at Entergy Louisiana and $22 million at Entergy Texas, recorded in second quarter 2022, recognized as part of the Entergy Louisiana storm cost securitization in May 2022 and the Entergy Texas storm cost securitization in April 2022. See Note 2 to the financial statements in the Form 10-K for discussion of the storm cost securitizations.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the second quarter 2022, $16 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Utility operating companies for the second quarter 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2023;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022;
•increases in Entergy Mississippi’s formula rate plan rates effective August 2022 and April 2023;
•an increase in Entergy New Orleans’s formula rate plan rates effective September 2022; and
•an interim increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023 and the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective May 2023, each at Entergy Texas.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Total electric energy sales for Utility for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	9,027	9,493	(5)
Commercial	6,969	7,203	(3)
Industrial	13,301	13,480	(1)
Governmental	608	641	(5)
Total retail	29,905	30,817	(3)
Sales for resale	3,171	3,920	(19)
Total	33,076	34,737	(5)

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $726 million for the second quarter 2022 to $644 million for the second quarter 2023 primarily due to:

•a decrease of $25 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $15 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•a decrease of $11 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year;
•a decrease of $10 million in nuclear generation expenses primarily due to a lower scope of work performed in 2023 as compared to prior year and lower nuclear labor costs;
•a gain of $7 million on the partial sale of a service center at Entergy Texas in April 2023 as part of an eminent domain proceeding; and
•a decrease of $6 million in power delivery expenses primarily due to lower transmission repairs and maintenance costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates at Entergy Texas, effective with the approval of an interim increase in the annual base rate in June 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing at Entergy Texas.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other regulatory charges (credits) - net includes:

•a regulatory charge of $224 million, recorded by Entergy Louisiana in second quarter 2022, to reflect its obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana May 2022 storm cost securitization; and
•a regulatory charge of $551 million, recorded by System Energy in second quarter 2022, to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements in the Form 10-K for discussion of the partial settlement agreement.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•an increase of $39 million in intercompany dividend income from affiliated preferred membership interests, related to storm cost securitizations;
•a $32 million charge, recorded by Entergy Louisiana in second quarter 2022, for the LURC’s 1% beneficial interest in the storm trust I established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida May 2022 storm cost securitization;
•changes in decommissioning trust fund activity, including portfolio rebalancing of certain decommissioning trust funds in 2022; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project.

The increase was partially offset by:

•a decrease of $8 million due to the recognition in second quarter 2022 of storm restoration carrying costs, primarily related to Hurricane Ida; and
•an increase in net periodic pension and other postretirement benefits non-service costs as a result of an increase in the discount rates used to value the benefits liabilities and the amortization of 2022 trust asset losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Louisiana storm cost securitizations.

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

Asset write-offs, impairments, and related charges (credits) for the second quarter 2022 includes a gain of $166 million as a result of the sale of the Palisades plant in June 2022.

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income of $39 million from affiliated preferred membership interests, as discussed above, substantially offset by losses on Palisades decommissioning trust fund investments in 2022 and higher non-service pension income. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to higher variable interest rates on commercial paper in 2023, partially offset by the redemption by Entergy, in July 2022, of $650 million of 4.00% Series senior notes. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Other expenses decreased primarily due to the absence of decommissioning expense and nuclear refueling outage expense as a result of the shutdown and sale of Palisades in second quarter 2022.

See Note 14 to the financial statements in the Form 10-K for a discussion of the shutdown and sale of the Palisades plant.

Income Taxes

The effective income tax rate was 25.6% for the second quarter 2023. The difference in the effective income tax rate for the second quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes.

The effective income tax rate was 183.8% for the second quarter 2022. The difference in the effective income tax rate for the second quarter 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the May 2022 securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. The high effective income tax rate was also driven by a loss before income taxes for the second quarter 2022 primarily caused by the regulatory charge recorded by System Energy as a result of the partial settlement agreement and offer of settlement. See Notes 2 and 3 to the financial statements in the Form 10-K for further discussion of the Entergy Louisiana May 2022 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy partial settlement agreement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the six months ended June 30, 2023 to the six months ended June 30, 2022 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2022 Net Income (Loss) Attributable to Entergy Corporation	$493,201	($57,098)	$436,103

Operating revenues	(267,687)	(178,350)	(446,037)
Fuel, fuel-related expenses, and gas purchased for resale	194,946	(31,731)	163,215
Purchased power	(390,731)	(4,697)	(395,428)
Other regulatory charges (credits) - net	(807,465)	—	(807,465)
Other operation and maintenance	(90,320)	(74,788)	(165,108)
Asset write-offs, impairments, and related charges (credits)	—	163,321	163,321
Taxes other than income taxes	27,720	(11,097)	16,623
Depreciation and amortization	47,962	(8,838)	39,124
Other income	89,191	(2,142)	87,049
Interest expense	36,272	11,947	48,219
Other expenses	15,451	(46,614)	(31,163)
Income taxes	374,709	(25,743)	348,966
Preferred dividend requirements of subsidiaries and noncontrolling interests	(5,368)	—	(5,368)
2023 Net Income (Loss) Attributable to Entergy Corporation	$911,529	($209,350)	$702,179

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the six months ended June 30, 2023 include a $129 million reduction in income tax expense as a result of the Hurricane Ida securitization in March 2023, which also resulted in a $103 million ($76 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding. See Note 2 to the financial statements herein for further discussion of the Entergy Louisiana March 2023 storm cost securitization.

Results of operations for the six months ended June 30, 2022 include: 1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; 2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida May 2022 securitization financing, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding; and 3) a gain of $166 million ($130 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges (credits),” as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy partial settlement agreement. See Notes 2 and 3 to the financial statements in the Form 10-K for further discussion of the Entergy Louisiana May 2022 storm cost securitization. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Palisades plant.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2023 to the six months ended June 30, 2022:

Amount
(In Millions)
2022 operating revenues	$6,034
Fuel, rider, and other revenues that do not significantly affect net income	(347)
Volume/weather	(122)
Storm restoration carrying costs	(29)
Return of unprotected excess accumulated deferred income taxes to customers	33
Retail electric price	198
2023 operating revenues	$5,767

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

Storm restoration carrying costs, representing the equity component of storm restoration carrying costs, includes $37 million recorded by Entergy Louisiana in second quarter 2022, recognized as part of the Entergy Louisiana storm cost securitization in May 2022 and $22 million recorded by Entergy Texas in second quarter 2022, recognized as part of the Entergy Texas storm cost securitization in April 2022, partially offset by $31 million recorded by Entergy Louisiana in first quarter 2023, recognized as part of the Entergy Louisiana storm cost securitization in March 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the storm cost securitizations.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the six months ended June 30, 2022, $33 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Utility operating companies for the six months ended June 30, 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2023;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022;
•increases in Entergy Mississippi’s formula rate plan rates effective August 2022 and April 2023;
•an increase in Entergy New Orleans’s formula rate plan rates effective September 2022; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•an interim increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023, the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective May 2023, and an increase in the transmission cost recovery factor rider effective March 2022, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Total electric energy sales for Utility for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	16,303	17,946	(9)
Commercial	13,217	13,474	(2)
Industrial	26,041	25,976	—
Governmental	1,185	1,226	(3)
Total retail	56,746	58,622	(3)
Sales for resale	7,674	7,562	1
Total	64,420	66,184	(3)

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,354 million for the six months ended June 30, 2022 to $1,264 million for the six months ended June 30, 2023 primarily due to:

•a decrease of $42 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $27 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•a decrease of $14 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year;
•the effects of recording a final judgment in first quarter 2023 to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $10 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation; and
•a gain of $7 million on the partial sale of a service center at Entergy Texas in April 2023 as part of an eminent domain proceeding.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by an increase of $15 million in insurance expenses primarily due to lower nuclear insurance refunds received in 2023.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates at Entergy Texas, effective with the approval of an interim increase in the annual base rate in June 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing at Entergy Texas.

Other regulatory charges (credits) - net includes:

•a regulatory charge of $103 million, recorded by Entergy Louisiana in first quarter 2023, to reflect its obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana March 2023 storm cost securitization;
•a regulatory charge of $224 million, recorded by Entergy Louisiana in second quarter 2022, to reflect its obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana May 2022 storm cost securitization; and
•a regulatory charge of $551 million, recorded by System Energy in second quarter 2022, to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements in the Form 10-K for discussion of the partial settlement agreement.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•an increase of $62 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitizations;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project;
•changes in decommissioning trust fund activity, including portfolio rebalancing of certain decommissioning trust funds in 2022; and
•a $32 million charge, recorded by Entergy Louisiana in second quarter 2022, for the LURC’s 1% beneficial interest in the storm trust I established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida May 2022 storm cost securitization as compared to a $15 million charge recorded by Entergy Louisiana in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization.

The increase was partially offset by:

•a decrease of $13 million due to the recognition in second quarter 2022 of storm restoration carrying costs, primarily related to Hurricane Ida; and
•an increase in net periodic pension and other postretirement benefits non-service costs as a result of an increase in the discount rates used to value the benefits liabilities and the amortization of 2022 trust asset losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Louisiana storm cost securitizations.

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

Asset write-offs, impairments, and related charges (credits) for the six months ended June 30, 2022 includes a gain of $166 million as a result of the sale of the Palisades plant in June 2022.

Taxes other than income taxes decreased primarily due to decreases in employment taxes due to the absence of expenses from Palisades, after its sale in June 2022.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Palisades, after it was shut down in May 2022.

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income of $62 million from affiliated preferred membership interests, as discussed above, substantially offset by losses on Palisades decommissioning trust fund investments in 2022, higher non-service pension income, and higher interest income primarily due to higher interest rates. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to higher variable interest rates on commercial paper in 2023, partially offset by the redemption by Entergy, in July 2022, of $650 million of 4.00% Series senior notes. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Other expenses decreased primarily due to the absence of decommissioning expense and nuclear refueling outage expense as a result of the shutdown and sale of Palisades in second quarter 2022.

See Note 14 to the financial statements in the Form 10-K for a discussion of the shutdown and sale of the Palisades plant.

Income Taxes

The effective income tax rate was 7.3% for the six months ended June 30, 2023. The difference in the effective income tax rate for the six months ended June 30, 2023 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the March 2023 securitization of Hurricane Ida

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, partially offset by the accrual for state income taxes. See Notes 2 and 10 to the financial statements herein for a discussion of the Entergy Louisiana March 2023 storm cost securitization under Act 293.

The effective income tax rate was (194.8%) for the six months ended June 30, 2022. The difference in the effective income tax rate for the six months ended June 30, 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the May 2022 securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items. See Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act. See Notes 2 and 3 to the financial statements in the Form 10-K for further discussion of the Entergy Louisiana May 2022 storm cost securitization.

Income Tax Legislation and Regulation

In April 2023 the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized and provides procedures for taxpayers to obtain automatic consent to change their method of accounting. Entergy intends to adopt this new method of income tax accounting under the safe harbor in accordance with Revenue Procedure 2023-15, which is not expected to have a significant effect on the results of operations, cash flows, or financial condition of Entergy or the Registrant Subsidiaries.

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power plants. In June 2023 the IRS issued temporary and proposed regulations related to applicable tax credit transferability and direct pay provisions of the Inflation Reduction Act. Entergy and the Registrant Subsidiaries are closely monitoring any potential impact associated with such federal tax incentives to assess the expected future effects on their results of operations, cash flows, and financial condition. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022, including Entergy’s estimates regarding the new corporate alternative minimum tax. There are no effects on the financial statements of Entergy or the Registrant Subsidiaries as of and for the quarter ended June 30, 2023.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table.

	June 30, 2023	December 31, 2022
Debt to capital	66.8%	66.9%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	66.6%	66.6%
Effect of subtracting cash	(1.0%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	65.6%	66.5%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of June 30, 2023, 19.3% of the debt outstanding is at the parent company, Entergy Corporation, and 80.2% is at the Utility. The remaining 0.5% of the debt outstanding relates to the Vermont Yankee credit facility, as discussed in Note 4 to the financial statements herein. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2028.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted-average interest rate for the six months ended June 30, 2023 was 6.34% on the drawn portion of the facility. As of June 30, 2023, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$3	$3,347
A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

with the covenant and expects to remain in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Registrant Subsidiaries (except Entergy New Orleans and System Energy) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of June 30, 2023, Entergy Corporation had $1,108 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2023 was 5.19%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K and Note 3 to the financial statements herein for further discussion of the equity distribution program.

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

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida were estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana was seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, eligible for recovery from customers. As part of this filing, Entergy Louisiana also was seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount was exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana was requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, eligible for recovery from customers. As discussed in the Form 10-K, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta,

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Hurricane Zeta, and Winter Storm Uri were prudently incurred and eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. In January 2023, the LPSC approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications did not affect the LPSC’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. In February 2023 the Louisiana Bond Commission voted to authorize the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA), a political subdivision of the State of Louisiana, to issue the bonds authorized in the LPSC’s financing order.

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

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of April 2023 and the system restoration charge is expected to remain in place for up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust II is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

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

Renewables

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. Commercial operation at the Sunflower Solar facility commenced in September 2022. In April 2023 both Entergy Mississippi and the tax equity investor made additional capital contributions to the tax equity partnership that were then used to make the substantial completion payment of $30.4 million for acquisition of the facility. See Note 14 to the financial statements in the Form 10-K for a discussion of Entergy Mississippi’s investment in the Sunflower Solar facility.

Walnut Bend Solar

As discussed in the Form 10-K, in July 2021, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership for the purpose of acquiring the Walnut Bend Solar facility. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations were conducted, including with respect to cost and schedule and to updates arising as a result of the Inflation Reduction Act of 2022. In April 2023, Entergy Arkansas filed an application for an amended certificate of environmental compatibility and public need with the APSC seeking approval by June 2023 for the updates to the cost and schedule that were previously approved by the APSC. In June 2023, Entergy Arkansas, the APSC general staff, and the Arkansas Attorney General filed a unanimous settlement supporting that the approval of the Walnut Bend Solar facility is in the public interest based on the terms in the settlement, which relate in part to certain treatment for the production tax credits associated with the facility. In July 2023, after requesting further testimony and purporting to modify several terms in the settlement and upon rehearing, the APSC approved the settlement largely on the terms submitted, including a 30-

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
year amortization period for the production tax credits. The project is currently expected to achieve commercial operation in 2024.

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

2022 Solar Portfolio and Expansion of the Geaux Green Option

In February 2023, Entergy Louisiana filed an application with the LPSC seeking certification of the Iberville/Coastal Prairie facility, which will provide 175 MW of capacity through a PPA with a third party, and the Sterlington facility, a 49 MW self-build project located near the deactivated Sterlington power plant. Entergy Louisiana is seeking to include these within the portfolio supporting the Geaux Green Option (Rider GGO) rate schedule to help fulfill customer interest in access to renewable energy. Entergy Louisiana has requested the costs of these facilities, as offset by Rider GGO revenues, be deemed eligible for recovery in accordance with the terms of the formula rate plan and fuel adjustment clause rate mechanisms that exist at the time the facilities are placed into service. The Louisiana Energy Users Group and the Alliance for Affordable Energy have intervened, and discovery is underway. A procedural schedule has been established with a hearing scheduled for December 2023 and settlement negotiations are ongoing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital - Renewables - 2021 Solar Certification and the Geaux Green Option” in the Form 10-K for further discussion of the Rider GGO.

Alternative RFP and Certification

In March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff. Several parties have intervened, and a procedural schedule was established in May 2023 with a hearing scheduled for March 2024.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy New Orleans

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing containing a narrowed list of proposed hardening projects, with final comments on that filing due July 2023. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and approximately $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In July 2023, Entergy New Orleans filed comments in support of its application.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2023 meeting, the Board declared a dividend of $1.07 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2022.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Millions)
Cash and cash equivalents at beginning of period	$224	$443

Net cash provided by (used in):
Operating activities	1,826	816
Investing activities	(2,445)	(3,224)
Financing activities	1,589	2,545
Net increase in cash and cash equivalents	970	137

Cash and cash equivalents at end of period	$1,194	$580

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $1,010 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•lower fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•higher collections from Utility customers; and
•a decrease of $220 million in storm spending primarily due to Hurricane Ida restoration efforts in 2022.

The increase was partially offset by:

•an increase of $36 million in interest paid;
•income tax payments of $31 million in 2023 compared to income tax refunds of $7 million in 2022. Entergy had income tax payments in 2023 as a result of higher estimated income taxes as compared to 2022. Entergy had income tax refunds in 2022 as a result of an overpayment on a prior year state income tax return; and
•a decrease of $28 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Investing Activities

Net cash flow used in investing activities decreased $779 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•a decrease of $544 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2023, partially offset by increased investment in the reliability and infrastructure of the distribution system;
•a decrease of $281 million in net payments to storm reserve escrow accounts;
•the initial payment of approximately $105 million in May 2022 as compared to the substantial completion payment of approximately $30 million in April 2023 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase;
•cash collateral of $30 million posted in 2022 to support Entergy Texas’s obligations to MISO; and
•a decrease of $28 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2023, partially offset by increased investment in the reliability and infrastructure of the transmission system.

The decrease was partially offset by an increase of $105 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station project and an increase of $75 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2023.

Financing Activities

Net cash flow provided by financing activities decreased $956 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•proceeds from securitization of $1.5 billion received by the storm trust II at Entergy Louisiana in 2023 compared to proceeds from securitization of $3.2 billion received by the storm trust I at Entergy Louisiana in 2022; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•an increase of $42 million in common stock dividends paid in 2023 as a result of an increase in the dividend paid per share and an increase in the number of shares outstanding.

The decrease was partially offset by:

•long-term debt activity providing approximately $216 million of cash in 2023 compared to using approximately $442 million of cash in 2022;
•an increase of $84 million in net issuances of commercial paper in 2023 compared to 2022; and
•an increase of $60 million in prepaid deposits related to contributions-in-aid-of-construction for generation interconnection agreements as a result of higher deposits in 2023 as compared to 2022.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the Entergy Louisiana storm cost securitizations. See Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K for details of Entergy’s commercial paper program and long-term debt.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2023, based on power prices at that time, Entergy had liquidity exposure of $11 million under the guarantees in place supporting Entergy’s non-utility operations transactions and $6 million of posted cash collateral.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. Following is an update to that discussion.

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, except River Bend, which is in Column 2.

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022 and also corrected a subsequent radiation monitor calibration issue. In May 2023 the NRC completed a supplemental inspection of Waterford 3 in accordance with its inspection procedures for nuclear plants in Column 2 and Waterford 3 was returned to Column 1.

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. River Bend will remain in Column 2 pending successful completion of a supplemental inspection.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,785,244	$3,258,255	$5,668,654	$5,914,031
Natural gas	33,503	48,008	98,084	120,369
Other	27,279	88,933	60,347	238,722
TOTAL	2,846,026	3,395,196	5,827,085	6,273,122

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	583,717	651,946	1,482,100	1,318,885
Purchased power	206,536	570,627	444,823	840,251
Nuclear refueling outage expenses	34,785	36,917	72,018	79,918
Other operation and maintenance	659,894	777,715	1,291,421	1,456,529
Asset write-offs, impairments, and related charges (credits)	—	(164,066)	—	(163,321)
Decommissioning	51,152	62,859	101,644	124,907
Taxes other than income taxes	183,578	172,244	369,015	352,392
Depreciation and amortization	468,938	444,759	922,855	883,731
Other regulatory charges (credits) - net	(98,501)	761,063	(74,827)	732,638
TOTAL	2,090,099	3,314,064	4,609,049	5,625,930

OPERATING INCOME	755,927	81,132	1,218,036	647,192

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	24,867	13,568	48,013	29,440
Interest and investment income (loss)	45,428	(99,049)	93,687	(120,968)
Miscellaneous - net	(48,544)	35,578	(102,997)	43,182
TOTAL	21,751	(49,903)	38,703	(48,346)

INTEREST EXPENSE
Interest expense	261,349	231,613	516,678	459,235
Allowance for borrowed funds used during construction	(10,481)	(4,752)	(20,072)	(10,848)
TOTAL	250,868	226,861	496,606	448,387

INCOME (LOSS) BEFORE INCOME TAXES	526,810	(195,632)	760,133	150,459

Income taxes	134,796	(359,643)	55,821	(293,145)

CONSOLIDATED NET INCOME	392,014	164,011	704,312	443,604

Preferred dividend requirements of subsidiaries and noncontrolling interests	770	4,308	2,133	7,501

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$391,244	$159,703	$702,179	$436,103

Earnings per average common share:
Basic	$1.85	$0.79	$3.32	$2.15
Diluted	$1.84	$0.78	$3.31	$2.13

Basic average number of common shares outstanding	211,449,211	203,383,199	211,400,230	203,164,628
Diluted average number of common shares outstanding	212,201,529	204,712,242	212,173,254	204,291,597

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)

Net Income	$392,014	$164,011	$704,312	$443,604

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (net of tax expense of $—, $—, $—, and $—)	—	24	—	48
Pension and other postretirement liabilities (net of tax expense (benefit) of ($1,065), $1,642, ($335), and $4,184)	(3,292)	6,045	(1,265)	14,373
Net unrealized investment gain (loss) (net of tax expense (benefit) of $—, $3,768, $—, and ($3,453))	—	6,471	—	(5,931)
Other comprehensive income (loss)	(3,292)	12,540	(1,265)	8,490

Comprehensive Income	388,722	176,551	703,047	452,094
Preferred dividend requirements of subsidiaries and noncontrolling interests	770	4,308	2,133	7,501
Comprehensive Income Attributable to Entergy Corporation	$387,952	$172,243	$700,914	$444,593

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$704,312	$443,604
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,116,843	1,113,954
Deferred income taxes, investment tax credits, and non-current taxes accrued	43,502	(274,139)
Asset write-offs, impairments, and related charges (credits)	—	(163,321)
Changes in working capital:
Receivables	65,259	(224,499)
Fuel inventory	(43,493)	16,381
Accounts payable	(267,820)	42,915
Taxes accrued	(25,080)	(420)
Interest accrued	6,807	(11,947)
Deferred fuel costs	563,610	(667,247)
Other working capital accounts	(148,738)	(136,853)
Changes in provisions for estimated losses	(16,564)	295,987
Changes in other regulatory assets	391,188	724,227
Changes in other regulatory liabilities	308,058	15,788
Effect of securitization on regulatory asset	(491,150)	(1,036,955)
Changes in pension and other postretirement liabilities	(128,379)	(167,682)
Other	(252,383)	846,170
Net cash flow provided by operating activities	1,825,972	815,963

INVESTING ACTIVITIES
Construction/capital expenditures	(2,311,465)	(2,720,596)
Allowance for equity funds used during construction	48,013	29,440
Nuclear fuel purchases	(134,698)	(114,843)
Payment for purchase of assets	(30,433)	(105,149)
Net proceeds (payments) from sale of assets	11,000	(7,082)
Insurance proceeds received for property damages	6,184	—
Litigation proceeds from settlement agreement	—	9,829
Changes in securitization account	7,803	337
Payments to storm reserve escrow account	(9,080)	(1,290,314)
Receipts from storm reserve escrow account	—	1,000,218
Decrease (increase) in other investments	262	(36,057)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	17,933	32,367
Proceeds from nuclear decommissioning trust fund sales	435,903	1,099,503
Investment in nuclear decommissioning trust funds	(486,853)	(1,121,635)
Net cash flow used in investing activities	(2,445,431)	(3,223,982)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,489,886	3,851,061
Treasury stock	4,078	26,952
Retirement of long-term debt	(2,273,773)	(4,293,423)
Changes in credit borrowings and commercial paper - net	280,765	196,694
Capital contributions from noncontrolling interest	25,708	9,595
Proceeds received by storm trust related to securitization	1,457,676	3,163,572
Other	66,898	10,523
Dividends paid:
Common stock	(452,442)	(410,466)
Preferred stock	(9,159)	(9,159)
Net cash flow provided by financing activities	1,589,637	2,545,349

Net increase in cash and cash equivalents	970,178	137,330

Cash and cash equivalents at beginning of period	224,164	442,559

Cash and cash equivalents at end of period	$1,194,342	$579,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$490,201	$454,666
Income taxes	$31,231	($7,485)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$67,721	$115,290
Temporary cash investments	1,126,621	108,874
Total cash and cash equivalents	1,194,342	224,164
Accounts receivable:
Customer	646,767	788,552
Allowance for doubtful accounts	(21,840)	(30,856)
Other	213,773	241,702
Accrued unbilled revenues	591,298	495,859
Total accounts receivable	1,429,998	1,495,257
Deferred fuel costs	182,387	710,401
Fuel inventory - at average cost	191,125	147,632
Materials and supplies - at average cost	1,307,737	1,183,308
Deferred nuclear refueling outage costs	163,187	143,653
Prepayments and other	223,838	190,611
TOTAL	4,692,614	4,095,026

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	4,560,006	4,121,864
Non-utility property - at cost (less accumulated depreciation)	416,431	366,405
Storm reserve escrow accounts	411,035	401,955
Other	99,851	102,259
TOTAL	5,487,323	4,992,483

PROPERTY, PLANT, AND EQUIPMENT
Electric	65,268,344	64,646,911
Natural gas	705,566	691,970
Construction work in progress	2,190,958	1,844,171
Nuclear fuel	596,045	582,119
TOTAL PROPERTY, PLANT, AND EQUIPMENT	68,760,913	67,765,171
Less - accumulated depreciation and amortization	25,902,180	25,288,047
PROPERTY, PLANT, AND EQUIPMENT - NET	42,858,733	42,477,124

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $268,738 as of June 30, 2023 and $282,886 as of December 31, 2022)	5,645,209	6,036,397
Deferred fuel costs	241,085	241,085
Goodwill	377,172	377,172
Accumulated deferred income taxes	69,912	84,100
Other	345,188	291,804
TOTAL	6,678,566	7,030,558

TOTAL ASSETS	$59,717,236	$58,595,191

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,849,046	$2,309,037
Notes payable and commercial paper	1,108,386	827,621
Accounts payable	1,523,747	1,777,590
Customer deposits	434,462	424,723
Taxes accrued	399,011	424,091
Interest accrued	202,071	195,264
Deferred fuel costs	35,596	—
Pension and other postretirement liabilities	89,074	104,845
Sale-leaseback/depreciation regulatory liability	—	103,497
Other	239,889	202,779
TOTAL	5,881,282	6,369,447

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,871,117	4,818,837
Accumulated deferred investment tax credits	206,966	211,220
Regulatory liability for income taxes - net	1,225,578	1,258,276
Other regulatory liabilities	2,768,843	2,324,590
Decommissioning and asset retirement cost liabilities	4,383,482	4,271,531
Accumulated provisions	514,637	531,201
Pension and other postretirement liabilities	1,100,947	1,213,555
Long-term debt (includes securitization bonds of $278,134 as of June 30, 2023 and $292,760 as of December 31, 2022)	24,321,681	23,623,512
Other	855,748	688,720
TOTAL	40,248,999	38,941,442

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2023 and 2022; issued shares in 2023 and 2022 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares in 2023 and 2022; issued 279,653,929 shares in 2023 and 2022	2,797	2,797
Paid-in capital	7,634,305	7,632,895
Retained earnings	10,751,778	10,502,041
Accumulated other comprehensive loss	(193,019)	(191,754)
Less - treasury stock, at cost (68,199,625 shares in 2023 and 68,477,429 shares in 2022)	4,958,795	4,978,994
Total common shareholders' equity	13,237,066	12,966,985
Subsidiaries' preferred stock without sinking fund and noncontrolling interests	130,479	97,907
TOTAL	13,367,545	13,064,892

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,717,236	$58,595,191

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2023
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2022	$97,907	$2,797	($4,978,994)	$7,632,895	$10,502,041	($191,754)	$13,064,892

Consolidated net income (a)	1,364	—	—	—	310,935	—	312,299
Other comprehensive income	—	—	—	—	—	2,027	2,027
Common stock issuances related to stock plans	—	—	19,599	(15,118)	—	—	4,481
Common stock dividends declared	—	—	—	—	(226,194)	—	(226,194)
Beneficial interest in storm trust	14,577	—	—	—	—	—	14,577
Distributions to noncontrolling interests	(574)	—	—	—	—	—	(574)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2023	$108,694	$2,797	($4,959,395)	$7,617,777	$10,586,782	($189,727)	$13,166,928

Consolidated net income (a)	770	—	—	—	391,244	—	392,014
Other comprehensive loss	—	—	—	—	—	(3,292)	(3,292)
Common stock issuances related to stock plans	—	—	600	16,528	—	—	17,128
Common stock dividends declared	—	—	—	—	(226,248)	—	(226,248)
Capital contribution from noncontrolling interest	25,708	—	—	—	—	—	25,708
Distributions to noncontrolling interests	(113)	—	—	—	—	—	(113)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2023	$130,479	$2,797	($4,958,795)	$7,634,305	$10,751,778	($193,019)	$13,367,545

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2023 and second quarter 2023 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries' Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394

Consolidated net income (a)	3,193	—	—	—	276,400	—	279,593
Other comprehensive loss	—	—	—	—	—	(4,050)	(4,050)
Common stock issuances related to stock plans	—	—	36,612	(31,085)	—	—	5,527
Common stock dividends declared	—	—	—	—	(205,058)	—	(205,058)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2022	$66,723	$2,720	($5,003,087)	$6,735,154	$10,311,894	($336,578)	$11,776,826

Consolidated net income (a)	4,308	—	—	—	159,703	—	164,011
Other comprehensive income	—	—	—	—	—	12,540	12,540
Common stock issuances related to stock plans	—	—	18,927	15,214	—	—	34,141
Common stock dividends declared	—	—	—	—	(205,408)	—	(205,408)
Beneficial interest in storm trust	31,636	—	—	—	—	—	31,636
Capital contribution from noncontrolling interest	9,595	—	—	—	—	—	9,595
Distributions to noncontrolling interests	(190)	—	—	—	—	—	(190)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2022	$107,492	$2,720	($4,984,160)	$6,750,368	$10,266,189	($324,038)	$11,818,571

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

In March 2023 the DOE submitted an offer of judgment to resolve claims in the fourth round ANO damages case. The $41 million offer was accepted by Entergy Arkansas, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Arkansas and against the DOE. Entergy Arkansas received payment from the U.S. Treasury in April 2023. The effects of recording the judgment were reductions to plant, nuclear fuel expense, other operation and maintenance expense, materials and supplies, and taxes other than income taxes. The ANO damages awarded included $18 million related to costs previously recorded as plant, $10 million related to costs previously recorded as other operation and maintenance expense, $8 million related to costs previously recorded as nuclear fuel expense, $3 million related to costs previously recorded as materials and supplies, and $2 million related to costs previously recorded as taxes other than income taxes.

In July 2023 the DOE submitted an offer of judgment to resolve claims in the Indian Point Unit 2 fourth round and Unit 3 third round combined damages case. The $59 million offer was accepted by Entergy and Holtec International, as the current owner. The U.S. Court of Federal Claims issued a final judgment in that amount in favor of Holtec Indian Point 2, LLC and Holtec Indian Point 3, LLC (previously Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC) and against the DOE. Holtec received payment from the U.S. Treasury in July 2023. Consistent with certain terms agreed upon in connection with the sale of Indian Point Energy Center in May 2021, Holtec transferred $40 million to Entergy for its pro-rata share of the litigation proceeds in August 2023. The remainder of the judgment was retained by Holtec.

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

Nelson Industrial Steam Company

Entergy Louisiana is a partner in the Nelson Industrial Steam Company (NISCO) partnership which owns two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and Entergy Louisiana currently is working with the partners to wind up the NISCO partnership, which will ultimately result in ownership of the generating units transferring to Entergy Louisiana. In May 2023, Entergy Louisiana filed an application with the FERC for transaction authorization pursuant to Section 203 of the Federal Power Act. In June 2023 the LPSC filed a notice to intervene in the proceeding. Entergy Louisiana is evaluating the effect of the transaction on its results of operations, cash flows, and financial condition, but at this time does not expect the effect to be material.

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

Regulatory activity regarding the Tax Cuts and Jobs Act

System Energy

As discussed in the Form 10-K, in a filing made with the FERC in March 2018, System Energy proposed revisions to the Unit Power Sales Agreement to reflect the effects of the Tax Cuts and Jobs Act. In July 2020 the presiding ALJ in the proceeding issued an initial decision finding that there is an additional $147 million in

Entergy Corporation and Subsidiaries
Notes to Financial Statements
unprotected excess accumulated deferred income taxes related to System Energy’s uncertain decommissioning tax deduction. In December 2022 the FERC issued an order addressing the ALJ’s initial decision and denying System Energy’s motion to vacate the initial decision. The FERC disagreed with the ALJ’s determination that $147 million should be credited to customers in the same manner as the excess accumulated deferred income taxes addressed in System Energy’s March 2018 filing, which had included a stated amount of excess accumulated deferred income taxes to be returned pursuant to a specified methodology and had not included any excess accumulated deferred income taxes associated with the decommissioning tax position. Instead, the FERC ordered System Energy to compute the amount of excess accumulated deferred income taxes associated with the decommissioning tax position with consideration for the resolution of the tax position by the IRS. In February 2023, System Energy made the required filing with the FERC. In June 2023 the FERC issued a deficiency letter requesting additional information about the IRS’s resolution of the tax position for 2016 and 2017. In July 2023, System Energy provided the additional information.

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

Entergy Mississippi

In June 2023 the MPSC approved the joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2023 formula rate plan filing. The stipulation directed Entergy Mississippi to make a compliance filing to revise its power management cost adjustment factor, to revise its grid modernization cost adjustment factor, and to include a revision to reduce the net energy cost factor to a level necessary to reflect an average natural gas price of $4.50 per MMBtu. The MPSC approved the compliance filing in June 2023, effective for July 2023 bills. See “Retail Rate Proceedings - Filings with the MPSC (Entergy Mississippi) - Retail Rates - 2023 Formula Rate Plan Filing” below for further discussion of the 2023 formula rate plan filing and the joint stipulation agreement.

Entergy Texas

As discussed in the Form 10-K, in September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2023 municipal intervenors filed testimony proposing a $5.2 million disallowance for fuel purchased during

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Winter Storm Uri. The PUCT staff proposed no disallowance. Entergy Texas filed rebuttal testimony in April 2023. In May 2023, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give parties additional time to finalize a settlement and cancelling the hearing on the merits previously scheduled for May 2023. In July 2023, Entergy Texas filed an unopposed settlement, supporting testimony, and an agreed motion to admit evidence and remand the proceeding to the PUCT. Pursuant to the unopposed settlement, Entergy Texas would receive no disallowance of fuel costs incurred over the three-year reconciliation period and retain $9.3 million in margins from off-system sales made during the reconciliation period. In July 2023 the ALJ with the State Office of Administrative Hearings granted the motion to admit evidence and remanded the proceeding to the PUCT for consideration of the unopposed settlement. A PUCT decision is expected in September 2023.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year is 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment is $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $88.6 million.

COVID-19 Orders

See Note 2 to the financial statements in the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In its 2023 formula rate plan filing, Entergy Arkansas proposed to amortize the COVID-19 regulatory asset over a ten-year period. As of June 30, 2023, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Filings with the LPSC (Entergy Louisiana)

2022 Formula Rate Plan Filing

In May 2023, Entergy Louisiana filed its formula rate plan evaluation report for its 2022 calendar year operations. The 2022 test year evaluation report produced an earned return on common equity of 8.33%, requiring an approximately $70.7 million increase to base rider revenue. Due to a cap for the 2021 and 2022 test years, however, base rider formula rate plan revenues are only being increased by approximately $4.9 million, leaving an ongoing revenue deficiency of approximately $65.9 million and providing for prospective return on common equity opportunity of approximately 8.38%. Other changes in formula rate plan revenue driven by increases in capacity costs, primarily legacy capacity costs, additions eligible for recovery through the transmission recovery mechanism and distribution recovery mechanism, and higher sales during the test period, are offset by reductions in net MISO costs as well as credits for FERC-ordered refunds. Also included in the 2022 test year distribution recovery

Entergy Corporation and Subsidiaries
Notes to Financial Statements
mechanism revenue requirement is a $6 million credit relating to the distribution recovery mechanism performance accountability standards and requirements. In total, the net increase in formula rate plan revenues, including base formula rate plan revenues inside the formula rate plan bandwidth and subject to the cap, as well as other formula rate plan revenues outside of the bandwidth, is $85.2 million.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and to apply to the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023 and a subsequent filing will be required to permit the LPSC to review the COVID-19 regulatory asset. As of June 30, 2023, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

In May 2023, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed a 2023 test year filing resulting in a total revenue increase of $26.5 million for 2023. Pursuant to the joint stipulation, Entergy Mississippi’s 2022 look-back filing reflected an earned return on rate base of 6.10% in calendar year 2022, which is below the look-back bandwidth, resulting in a $19.0 million increase in the formula rate plan revenues on an interim basis through June 2024. Entergy Mississippi recorded a regulatory credit of $0.8 million in June 2023 to reflect the increase in the look-back regulatory asset. In addition, certain long-term service agreement and conductor handling costs were authorized for realignment from the formula rate plan to the annual power management and grid modernization riders effective January 2023, resulting in regulatory credits recorded in June 2023 of $4.1 million and $4.3 million, respectively. Also, the amortization of Entergy Mississippi’s COVID-19 bad debt deferral was suspended for calendar year 2023 and will resume in 2024. In June 2023 the MPSC approved the joint stipulation with rates effective in July 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the City Council (Entergy New Orleans)

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans seeks approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also seeks to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. The filing was subject to review by the City Council and other parties over a 75-day review period. In July 2023, Entergy New Orleans filed a report to decrease its requested formula rate plan revenues by approximately $0.5 million to account for minor errors discovered after the filing. The City Council advisors issued a report seeking a reduction in requested formula rate plan revenues of approximately $8.3 million, combined for electric and gas, due to alleged errors. The City Council advisors proposed additional rate mitigation in the amount of $12 million through offsets to the formula rate plan rate increase by certain regulatory liabilities. The parties have until August 9, 2023 to reach an agreement on the final amount of the formula rate plan revenue increase. If no agreement is reached, Entergy New Orleans has the right to implement its requested rate subject to final resolution through a subsequent litigated proceeding. Resulting rates will be effective with the first billing cycle of September 2023 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2022 Base Rate Case

As discussed in the Form 10-K, in July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase were changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions reflected in the then-effective distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which have been reset to zero as a result of this proceeding.

In May 2023, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding, except for issues related to electric vehicle charging infrastructure, and Entergy Texas filed an agreed motion for interim rates, subject to refund or surcharge to the extent that the interim rates differ from the final approved rates. The unopposed settlement reflected a base rate increase to be effective and relate back to December 2022 of $54 million, exclusive of, and incremental to, the costs being realigned from the distribution and transmission cost recovery factor riders and the generation cost recovery rider and $4.8 million of rate case expenses to be recovered through a rider over a period of 36 months. The base rate increase of $54 million includes updated depreciation rates and a total annual revenue requirement of $14.5 million for the accrual of a self-insured storm reserve and the recovery of the regulatory assets for the pension and postretirement benefits expense deferral, costs associated with the COVID-19 pandemic, and retired non-advanced metering system electric meters. In May 2023 the ALJ with the State Office of Administrative Hearings granted the motion for interim rates, which became effective in June 2023. Additionally, the ALJ remanded the proceeding, except for the issues related to electric vehicle charging infrastructure, to the PUCT to consider the settlement. In June 2023 the ALJ issued a proposal for

Entergy Corporation and Subsidiaries
Notes to Financial Statements
decision related to the electric vehicle charging infrastructure issues and which noted recent legislation enacted which permits electric utilities to own and operate such infrastructure. The ALJ’s proposal for decision deferred to the PUCT regarding whether it is appropriate for any vertically integrated electric utility, or Entergy Texas specifically, to own electric vehicle charging infrastructure, and in the event that the PUCT decided ownership is permissible, the ALJ recommended approval of the proposed tariff to charge host customers for utility-owned and operated electric vehicle charging infrastructure sited on customer premises and denial of the proposed tariff to temporarily adjust billing demand charges for separately metered electric vehicle charging infrastructure, citing cost-shifting concerns. In July 2023 the parties filed exceptions and replies to exceptions to the proposal for decision. At its August 3, 2023 open meeting, the PUCT voted to issue a final order approving the unopposed settlement and to consider the issues related to electric vehicle charging infrastructure addressed in the ALJ’s proposal for decision in a separate future proceeding.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in August 2022 the PUCT approved a unanimous settlement agreement adjusting Entergy Texas’s generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility, and rates became effective. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request with rates effective over three months beginning in May 2023.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022. The base rate increase of $54 million in the unopposed settlement filed in the base rate case proceeding in May 2023, which is awaiting PUCT approval, includes an annual revenue requirement of $3.4 million related to recovery of the regulatory asset for costs associated with the COVID-19 pandemic. Entergy Texas began recovery of the regulatory asset with the interim increase in the annual base rate effective in June 2023.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in January 2023, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a notice of appeal of the U.S. District Court for the Eastern District of Arkansas’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The court granted Entergy Arkansas’s request, and oral arguments were held in June 2023. An order from the court is expected in 2023.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. System Energy and the Unit Power Sales Agreement are currently the subject of several

Entergy Corporation and Subsidiaries
Notes to Financial Statements
litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and a prudence complaint challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds which may not be available on terms acceptable to System Energy, or may not be available at all, when required. The following are updates to that discussion.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $39 million, which includes interest through June 30, 2023, and the estimated resulting annual rate reduction would be approximately $28 million. As a result of the 2022 settlement agreement with the MPSC, both the estimated refund and rate reduction exclude Entergy Mississippi's portion. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. The estimated refund will continue to accrue interest until a final FERC decision is issued.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure issues. Also in April 2021 the LPSC, the APSC, the MPSC, the City Council, and the FERC trial staff filed briefs on exceptions. Reply briefs opposing exceptions were filed in May 2021 by System Energy, the FERC trial staff, the LPSC, the APSC, the MPSC, and the City Council. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however, the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

In February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the MPSC settlement, Entergy Mississippi will continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. In March 2023 the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argues that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. Entergy Mississippi’s allocated sale-leaseback renewal costs are estimated at $5.7 million annually for the remaining term of the sale-leaseback renewal.

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

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. System Energy filed answering testimony in January 2022. In March 2022 the FERC trial staff filed direct and answering testimony recommending refunds and prospective modifications to the Unit Power Sales Agreement.

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

In May 2022 the LPSC, the APSC, and the City Council filed rebuttal testimony and asserted new claims. In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony and for the hearing to begin in September 2022. The hearing concluded in December 2022. Also in December 2022, a motion to extend the briefing schedule and the May 2023 deadline for the initial decision was granted.

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolves the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provides that System Energy will provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provides that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addresses other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023 the FERC approved the settlement agreement. The refund provided for in the settlement agreement was included in the May 2023 service month bills under the Unit Power Sales Agreement.

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans would total approximately $115 million plus $142 million of interest through June 30, 2023. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for

Entergy Corporation and Subsidiaries
Notes to Financial Statements
which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

The initial decision is an interim step in the FERC litigation process, and an ALJ’s determination made in an initial decision is not controlling on the FERC. System Energy disagrees with the ALJ’s findings concerning the accumulated deferred income taxes issues and cash working capital. In July 2023, System Energy filed a brief on exceptions to the initial decision’s accumulated deferred income taxes findings. Refunds, if any, that might be required will become due only after the FERC issues its order reviewing the initial decision.

Grand Gulf Prudence Complaint

As discussed in the Form 10-K, in March 2021, the second of the additional complaints was filed at the FERC by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. In November 2022 the FERC issued an order setting the complaint for settlement and hearing procedures. In February 2023 the FERC issued an order denying rehearing and thereby affirming its order setting the complaint for settlement and hearing procedures. In July 2023 the FERC chief ALJ terminated settlement procedures and appointed a presiding ALJ to oversee hearing procedures. The procedural schedule for the hearing has not yet been established.

Based on analysis of the pending litigation, including the May 2023 initial decision in the Unit Power Sales Agreement complaint proceeding, management determined that System Energy’s regulatory liability related to complaints against System Energy as of June 30, 2023 is adequate.

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

Unit Power Sales Agreement

As discussed in Note 2 to the financial statements in the Form 10-K, in December 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to adopt updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses. The proposed amendments would result in higher charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In February 2022 the FERC accepted System Entergy’s proposed increased depreciation rates with an effective date of March 1, 2022, subject to refund pending the outcome of the settlement and/or hearing procedures. In June 2023 System Energy filed with the FERC an unopposed offer of settlement that it had negotiated with intervenors to the proceeding. If it is approved by the FERC, the settlement will fully resolve the proceeding.

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

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida were estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana was seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, eligible for recovery from customers. As part of this filing, Entergy Louisiana also was seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount was exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana was requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, eligible for recovery from customers. As discussed in the Form 10-K, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. In January 2023 the LPSC approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications did not affect the LPSC’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. In February 2023 the Louisiana Bond Commission voted to authorize the Louisiana Local Government Environmental Facilities and Community

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Development Authority (LCDA), a political subdivision of the State of Louisiana, to issue the bonds authorized in the LPSC’s financing order.

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

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of April 2023 and the system restoration charge is expected to remain in place for up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust II is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2023			2022
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$391.2	211.4	$1.85	$159.7	203.4	$0.79
Average dilutive effect of:
Stock options		0.3	—		0.5	(0.01)
Other equity plans		0.5	(0.01)		0.5	—
Equity forwards		—	—		0.3	—
Diluted earnings per share	$391.2	212.2	$1.84	$159.7	204.7	$0.78

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.2 million for the three months ended June 30, 2023 and approximately 0.9 million for the three months ended June 30, 2022.

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Six Months Ended June 30,
	2023			2022
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$702.2	211.4	$3.32	$436.1	203.2	$2.15
Average dilutive effect of:
Stock options		0.3	—		0.5	(0.01)
Other equity plans		0.5	(0.01)		0.4	(0.01)
Equity forwards		—	—		0.2	—
Diluted earnings per share	$702.2	212.2	$3.31	$436.1	204.3	$2.13

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.1 million for the six months ended June 30, 2023 and approximately 0.9 million for the six months ended June 30, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $1.07 for the three months ended June 30, 2023 and $1.01 for the three months ended June 30, 2022. Dividends declared per common share were $2.14 for the six months ended June 30, 2023 and $2.02 for the six months ended June 30, 2022.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $2 billion. As of June 30, 2023, shares at an aggregate gross sales price of approximately $1,126 million have been sold under the at the market equity distribution program.

During the six months ended June 30, 2023 and 2022, there were no shares of common stock issued under the at the market equity distribution program.

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

In June 2022, Entergy entered into a forward sale agreement for 2,124,086 shares of common stock. No amounts were recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occurred in November 2022. The forward sale agreement required Entergy to, at its election prior to December 29, 2023, either (i) physically settle the transactions by issuing the total of 2,124,086 shares of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $116.94 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 2,124,086 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $250.9 million. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $2.5 million, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

In November 2022, Entergy physically settled its obligations under the then-outstanding forward sale agreements by delivering 7,688,419 shares of common stock in exchange for cash proceeds of $853.3 million. See Note 7 to the financial statements in the Form 10-K for discussion of the common stock issued and forward sale agreements settled under the at the market equity distribution program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In June 2023, Entergy entered into forward sale agreements for 102,995 and 365,307 shares of common stock. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy to, at its election prior to May 31, 2024 or June 28, 2024, respectively, either (i) physically settle the transactions by issuing the total of 102,995 and 365,307 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $101.36 and $101.39 per share, respectively) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 102,995 and 365,307 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $10.5 million and $37.4 million, respectively. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $0.1 million and $0.4 million, respectively, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the six months ended June 30, 2023 and 2022, 468,302 shares and 956,989 shares, respectively, under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the six months ended June 30, 2023, Entergy Corporation issued 277,804 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2023.

Retained Earnings

On July 28, 2023, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.07 per share, payable on September 1, 2023 to holders of record as of August 11, 2023.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2023:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, April 1, 2023	($189,727)

Amounts reclassified from accumulated other comprehensive income (loss)	(3,292)
Net other comprehensive income (loss) for the period	(3,292)

Ending balance, June 30, 2023	($193,019)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2022	($1,011)	($330,319)	($5,248)	($336,578)

Other comprehensive income (loss) before reclassifications	(14)	—	4,101	4,087
Amounts reclassified from accumulated other comprehensive income	38	6,045	2,370	8,453
Net other comprehensive income (loss) for the period	24	6,045	6,471	12,540

Ending balance, June 30, 2022	($987)	($324,274)	$1,223	($324,038)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2023:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2023	($191,754)

Amounts reclassified from accumulated other comprehensive income (loss)	(1,265)
Net other comprehensive income (loss) for the period	(1,265)

Ending balance, June 30, 2023	($193,019)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2022	($1,035)	($338,647)	$7,154	($332,528)

Other comprehensive income (loss) before reclassifications	(29)	—	(11,774)	(11,803)
Amounts reclassified from accumulated other comprehensive income (loss)	77	14,373	5,843	20,293
Net other comprehensive income (loss) for the period	48	14,373	(5,931)	8,490

Ending balance, June 30, 2022	($987)	($324,274)	$1,223	($324,038)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2023 and 2022:

	Pension and Other Postretirement Liabilities
	2023	2022
	(In Thousands)
Beginning balance, April 1,	$54,584	$7,665

Amounts reclassified from accumulated other comprehensive income (loss)	(1,773)	(491)
Net other comprehensive income (loss) for the period	(1,773)	(491)

Ending balance, June 30,	$52,811	$7,174

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2023 and 2022:

	Pension and Other Postretirement Liabilities
	2023	2022
	(In Thousands)
Beginning balance, January 1,	$55,370	$8,278

Amounts reclassified from accumulated other comprehensive income (loss)	(2,559)	(1,104)
Net other comprehensive income (loss) for the period	(2,559)	(1,104)

Ending balance, June 30,	$52,811	$7,174

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended June 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Cash flow hedges net unrealized loss
Interest rate swaps	$—	($48)	Miscellaneous - net
Total realized loss on cash flow hedges	—	(48)
Income taxes	—	10	Income taxes
Total realized loss on cash flow hedges (net of tax)	$—	($38)

Pension and other postretirement liabilities
Amortization of prior-service credit	$3,398	$3,837	(a)
Amortization of net gain (loss)	1,633	(10,979)	(a)
Settlement loss	(674)	(545)	(a)
Total amortization and settlement loss	4,357	(7,687)
Income taxes	(1,065)	1,642	Income taxes
Total amortization and settlement loss (net of tax)	$3,292	($6,045)

Net unrealized investment loss
Realized loss	$—	($3,750)	Interest and investment income
Income taxes	—	1,380	Income taxes
Total realized investment loss (net of tax)	$—	($2,370)

Total reclassifications for the period (net of tax)	$3,292	($8,453)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the six months ended June 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Cash flow hedges net unrealized loss
Interest rate swaps	$—	($97)	Miscellaneous - net
Total realized loss on cash flow hedges	—	(97)
Income taxes	—	20	Income taxes
Total realized loss on cash flow hedges (net of tax)	$—	($77)

Pension and other postretirement liabilities
Amortization of prior-service credit	$6,795	$7,674	(a)
Amortization of net gain (loss)	3,295	(24,904)	(a)
Settlement loss	(8,490)	(1,327)	(a)
Total amortization and settlement loss	1,600	(18,557)
Income taxes	(335)	4,184	Income taxes
Total amortization and settlement loss (net of tax)	$1,265	($14,373)

Net unrealized investment loss
Realized loss	$—	($9,245)	Interest and investment income
Income taxes	—	3,402	Income taxes
Total realized investment loss (net of tax)	$—	($5,843)

Total reclassifications for the period (net of tax)	$1,265	($20,293)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended June 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$951	$1,158	(a)
Amortization of gain (loss)	1,564	(308)	(a)
Settlement loss	(89)	(178)	(a)
Total amortization and settlement loss	2,426	672
Income taxes	(653)	(181)	Income taxes
Total amortization and settlement loss (net of tax)	1,773	491

Total reclassifications for the period (net of tax)	$1,773	$491

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the six months ended June 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,902	$2,316	(a)
Amortization of gain (loss)	3,129	(627)	(a)
Settlement loss	(1,529)	(178)	(a)
Total amortization and settlement loss	3,502	1,511
Income taxes	(943)	(407)	Income taxes
Total amortization and settlement loss (net of tax)	2,559	1,104

Total reclassifications for the period (net of tax)	$2,559	$1,104

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Noncontrolling Interests

The dollar value of noncontrolling interests for Entergy Louisiana as of June 30, 2023 and December 31, 2022 is presented below:

	2023	2022
	(In Thousands)
Entergy Louisiana Noncontrolling Interests
Restoration Law Trust I (a)	$32,359	$31,735
Restoration Law Trust II (b)	14,856	—
Total Noncontrolling Interests	$47,215	$31,735

(a)See Note 12 to the financial statements herein and Note 17 to the financial statements in the Form 10-K for discussion of Restoration Law Trust I.
(b)Restoration Law Trust II (the storm trust II) was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Ida storm restoration costs in March 2023. The storm trust II holds preferred membership interests issued by Entergy Finance Company, and Entergy Finance Company is required to make annual distributions (dividends) on the preferred membership interests. These annual dividends paid on the Entergy Finance Company preferred membership interests will be distributed 1% to the LURC and 99% to Entergy Louisiana. Entergy Louisiana, as the primary beneficiary, consolidates the storm trust II and the LURC’s 1% beneficial interest in noncontrolling interests in the consolidated financial statements for Entergy Louisiana and Entergy. See Note 2 to the financial statements herein for a discussion of the Entergy Louisiana March 2023 storm cost securitization.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2028. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted-average interest rate for the six months ended June 30, 2023 was 6.34% on the drawn portion of the facility. As of June 30, 2023, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$3	$3,347

Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization. Entergy is in compliance with this covenant. If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Registrant Subsidiaries (except Entergy New Orleans and System Energy) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of June 30, 2023, Entergy Corporation had $1,108.4 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2023 was 5.19%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2023 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2023	Letters of Credit Outstanding as of June 30, 2023
Entergy Arkansas	April 2024	$25 million (b)	7.02%	$—	$—
Entergy Arkansas	June 2028	$150 million (c)	6.33%	$75.0 million	$—
Entergy Louisiana	June 2028	$350 million (c)	6.45%	$—	$—
Entergy Mississippi	July 2023 (e)	$45 million (d)	6.70%	$—	$—
Entergy Mississippi	July 2023 (e)	$40 million (d)	6.70%	$—	$—
Entergy Mississippi	July 2023 (e)	$10 million (d)	6.70%	$—	$—
Entergy Mississippi	July 2025	$150 million	6.33%	$—	$—
Entergy New Orleans	June 2024	$25 million (c)	6.83%	$—	$—
Entergy Texas	June 2028	$150 million (c)	6.45%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of June 30, 2023 that would have been applied to outstanding borrowings under the facility.
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
(e)The short-term Entergy Mississippi credit facilities were terminated in July 2023.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2023:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2023 (a) (b)
Entergy Arkansas	$25 million	0.78%	$11.6 million
Entergy Louisiana	$125 million	0.78%	$20 million
Entergy Mississippi	$65 million	0.78%	$6.7 million
Entergy New Orleans	$15 million	1.625%	$1 million
Entergy Texas	$80 million	0.875%	$8.8 million

(a)As of June 30, 2023, letters of credit posted with MISO covered financial transmission right exposure of $5.9 million for Entergy Arkansas. See Note 8 to the financial statements herein for discussion of financial transmission rights.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)As of June 30, 2023, in addition to the $6.7 million MISO letters of credit, Entergy Mississippi had $9.2 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have FERC-authorized short-term borrowing limits effective through April 2025. The FERC-authorized short-term borrowing limit for System Energy is effective through March 2025. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are intercompany borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2023 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$152
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$105
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2024. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of June 30, 2023, $139 million in cash borrowings were outstanding under the credit facility.  The weighted-average interest rate for the six months ended June 30, 2023 was 6.28% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of June 30, 2023:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2023
		(Dollars in Millions)
Entergy Arkansas VIE	June 2025	$80	5.93%	$22.5
Entergy Louisiana River Bend VIE	June 2025	$105	5.92%	$56.4
Entergy Louisiana Waterford VIE	June 2025	$105	5.82%	$49.8
System Energy VIE	June 2025	$120	5.79%	$37.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of June 30, 2023 as follows:

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

As of June 30, 2023, Entergy Arkansas and Entergy Louisiana each had financing authorization from the FERC that extended through April 2025 and System Energy has obtained financing authorization from the FERC that extends through March 2025 for issuances by its nuclear fuel company VIEs.

Debt Issuances and Retirements

(Entergy Arkansas)

In January 2023, Entergy Arkansas issued $425 million of 5.15% Series mortgage bonds due January 2033. Entergy Arkansas used the proceeds, together with other funds, to repay, at maturity, its $250 million of 3.05% Series mortgage bonds due June 2023 and for general corporate purposes.

(Entergy Mississippi)

In May 2023, Entergy Mississippi issued $300 million of 5.0% Series mortgage bonds due September 2033. Entergy Mississippi used the proceeds, together with other funds, to repay, prior to maturity, its $250 million of 3.10% Series mortgage bonds due July 2023 and $50 million of its unsecured term loan due December 2023 and for general corporate purposes.

(Entergy New Orleans)

In May 2023, Entergy New Orleans amended its $70 million unsecured term loan credit agreement, to provide for additional borrowings of $15 million due June 2024. The amended term loan bears interest at a fixed interest rate of 6.25% payable on the unpaid principal amount, compared to the previous rate of 2.5%. Entergy New Orleans used the funds for general corporate purposes.

In July 2023, Entergy New Orleans repaid, at maturity, $100 million of 3.90% Series mortgage bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(System Energy)

In March 2023, System Energy issued $325 million of 6.00% Series mortgage bonds due April 2028. System Energy used the proceeds, together with other funds, to repay, prior to maturity, its $50 million term loan due November 2023, and to repay, at maturity, its $250 million of 4.10% Series mortgage bonds due April 2023, and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2023 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$26,170,727	$23,052,902
Entergy Arkansas	$4,438,803	$3,872,249
Entergy Louisiana	$10,687,807	$9,531,338
Entergy Mississippi	$2,328,900	$2,009,172
Entergy New Orleans	$784,810	$710,894
Entergy Texas	$2,888,075	$2,505,893
System Energy	$752,969	$693,756

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2022 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$25,932,549	$22,573,837
Entergy Arkansas	$4,166,500	$3,538,930
Entergy Louisiana	$10,698,922	$9,444,665
Entergy Mississippi	$2,331,096	$1,987,154
Entergy New Orleans	$775,632	$707,872
Entergy Texas	$2,895,913	$2,485,705
System Energy	$777,905	$702,473

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

Stock Options

Entergy granted options on 281,874 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2023 with a fair value of $20.07 per option.  As of June 30, 2023, there were options on 2,969,605 shares of common stock outstanding with a weighted-average exercise price of $97.42.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2023.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2023 was $24.1 million.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.0	$1.2
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.6	$0.4

The following table includes financial information for outstanding stock options for the six months ended June 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.1	$2.3
Tax benefit recognized in Entergy’s consolidated net income	$0.6	$0.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.1	$0.8

Other Equity Awards

In January 2023 the Board approved and Entergy granted 345,983 restricted stock awards and 143,212 long-term incentive awards under the 2019 Omnibus Incentive Plan.  The restricted stock awards were made effective on January 26, 2023 and were valued at $108.47 per share, which was the closing price of Entergy’s common stock on that date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$10.1	$10.6
Tax benefit recognized in Entergy’s consolidated net income	$2.6	$2.7
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.4	$4.3

The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$17.8	$22.0
Tax benefit recognized in Entergy’s consolidated net income	$4.6	$5.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$7.6	$8.7

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the second quarters of 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$25,366	$36,977
Interest cost on projected benefit obligation	74,033	52,676
Expected return on assets	(95,752)	(103,085)
Amortization of net loss	21,307	56,413
Settlement charges	7,246	22,653
Net pension costs	$32,200	$65,634

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s qualified pension costs, including amounts capitalized, for the six months ended June 30, 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$51,044	$74,637
Interest cost on projected benefit obligation	149,734	103,795
Expected return on assets	(193,885)	(206,692)
Amortization of net loss	43,654	116,992
Settlement charges	145,674	22,653
Net pension costs	$196,221	$111,385

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the second quarters of 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,661	$6,199	$1,456	$487	$1,090	$1,445
Interest cost on projected benefit obligation	13,917	14,944	3,824	1,669	3,162	3,435
Expected return on assets	(17,878)	(18,766)	(4,635)	(2,310)	(4,023)	(4,501)
Amortization of net loss	5,763	4,992	1,627	484	1,059	1,274
Settlement charges	1,784	2,232	88	7	592	490
Net pension cost	$8,247	$9,601	$2,360	$337	$1,880	$2,143

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,699	$9,007	$2,075	$752	$1,579	$2,001
Interest cost on projected benefit obligation	9,761	10,684	2,796	1,139	2,272	2,394
Expected return on assets	(19,031)	(21,060)	(5,164)	(2,515)	(4,905)	(4,586)
Amortization of net loss	12,848	12,302	3,620	1,368	2,439	3,171
Settlement charges	11,496	4,461	2,208	—	2,466	2,023
Net pension cost	$21,773	$15,394	$5,535	$744	$3,851	$5,003

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the six months ended June 30, 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$9,410	$12,479	$2,938	$978	$2,197	$2,912
Interest cost on projected benefit obligation	28,197	30,323	7,754	3,384	6,404	6,963
Expected return on assets	(35,954)	(37,999)	(9,519)	(4,577)	(8,175)	(9,039)
Amortization of net loss	12,732	9,956	3,392	997	2,049	2,735
Settlement charges	23,958	38,230	11,743	1,700	10,270	5,290
Net pension cost	$38,343	$52,989	$16,308	$2,482	$12,745	$8,861

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,557	$18,144	$4,205	$1,504	$3,211	$4,046
Interest cost on projected benefit obligation	19,078	21,183	5,474	2,278	4,447	4,732
Expected return on assets	(38,278)	(42,193)	(10,367)	(5,030)	(9,842)	(9,209)
Amortization of net loss	26,274	24,899	7,430	2,736	4,994	6,437
Settlement charges	11,496	4,461	2,208	—	2,466	2,023
Net pension cost	$32,127	$26,494	$8,950	$1,488	$5,276	$8,029

Non-Qualified Net Pension Cost

Entergy recognized $8.8 million and $7.2 million in pension cost for its non-qualified pension plans in the second quarters of 2023 and 2022, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarters of 2023 and 2022, respectively, were settlement charges of $4.6 million and $2.5 million related to the payment of lump sum benefits out of the plans. Entergy recognized $18 million and $17.4 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2023 and 2022, respectively. Reflected in the pension cost for non-qualified pension plans for the six months ended June 30, 2023 and 2022, respectively, were settlement charges of $9.3 million and $7.8 million related to the payment of lump sum benefits out of the plans.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the second quarters of 2023 and 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2023	$63	$25	$87	$33	$63
2022	$71	$26	$79	$27	$88

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the six months ended June 30, 2023 and 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2023	$513	$52	$639	$66	$126
2022	$143	$53	$161	$56	$303

Reflected in Entergy Arkansas’ non-qualified pension costs for the six months ended June 30, 2023 were settlement charges of $379 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Mississippi’s non-qualified pension costs for the six months ended June 30, 2023 and 2022 were settlement charges of $453 thousand and $2 thousand, respectively, related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’ non-qualified pension costs for the six months ended June 30, 2022 were settlement charges of $119 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s other postretirement benefits income, including amounts capitalized, for the second quarters of 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$3,664	$6,184
Interest cost on accumulated postretirement benefit obligation (APBO)	10,568	6,827
Expected return on assets	(9,183)	(10,855)
Amortization of prior service credit	(5,640)	(6,388)
Amortization of net (gain) loss	(2,862)	1,083
Net other postretirement benefits income	($3,453)	($3,149)

Entergy’s other postretirement benefits income, including amounts capitalized, for the six months ended June 30, 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$7,328	$12,368
Interest cost on accumulated postretirement benefit obligation (APBO)	21,136	13,654
Expected return on assets	(18,366)	(21,710)
Amortization of prior service credit	(11,280)	(12,776)
Amortization of net (gain) loss	(5,724)	2,166
Net other postretirement benefits income	($6,906)	($6,298)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the second quarters of 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$741	$845	$220	$59	$202	$189
Interest cost on APBO	2,001	2,233	543	290	649	432
Expected return on assets	(3,778)	—	(1,179)	(1,316)	(2,194)	(634)
Amortization of prior service cost (credit)	524	(951)	(239)	(229)	(1,093)	(73)
Amortization of net (gain) loss	43	(1,764)	21	117	229	—
Net other postretirement benefits cost (income)	($469)	$363	($634)	($1,079)	($2,207)	($86)

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,114	$1,408	$339	$99	$331	$310
Interest cost on APBO	1,263	1,443	350	174	399	279
Expected return on assets	(4,483)	—	(1,394)	(1,499)	(2,568)	(791)
Amortization of prior service cost (credit)	471	(1,158)	(443)	(229)	(1,093)	(80)
Amortization of net (gain) loss	218	(186)	56	(225)	162	30
Net other postretirement benefits cost (income)	($1,417)	$1,507	($1,092)	($1,680)	($2,769)	($252)

The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the six months ended June 30, 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,482	$1,690	$440	$118	$404	$378
Interest cost on APBO	4,002	4,466	1,086	580	1,298	864
Expected return on assets	(7,556)	—	(2,358)	(2,632)	(4,388)	(1,268)
Amortization of prior service cost (credit)	1,048	(1,902)	(478)	(458)	(2,186)	(146)
Amortization of net (gain) loss	86	(3,528)	42	234	458	—
Net other postretirement benefits cost (income)	($938)	$726	($1,268)	($2,158)	($4,414)	($172)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,228	$2,816	$678	$198	$662	$620
Interest cost on APBO	2,526	2,886	700	348	798	558
Expected return on assets	(8,966)	—	(2,788)	(2,998)	(5,136)	(1,582)
Amortization of prior service cost (credit)	942	(2,316)	(886)	(458)	(2,186)	(160)
Amortization of net (gain) loss	436	(372)	112	(450)	324	60
Net other postretirement benefits cost (income)	($2,834)	$3,014	($2,184)	($3,360)	($5,538)	($504)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2023 and 2022:

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$3,510	($112)	$3,398
Amortization of net gain (loss)	(1,104)	2,897	(160)	1,633
Settlement loss	(310)	—	(364)	(674)
	($1,414)	$6,407	($636)	$4,357
Entergy Louisiana
Amortization of prior service credit	$—	$951	$—	$951
Amortization of net gain (loss)	(200)	1,764	—	1,564
Settlement loss	(89)	—	—	(89)
	($289)	$2,715	$—	$2,426

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$4,014	($177)	$3,837
Amortization of net loss	(10,035)	(596)	(348)	(10,979)
Settlement loss	(178)	—	(367)	(545)
	($10,213)	$3,418	($892)	($7,687)
Entergy Louisiana
Amortization of prior service credit	$—	$1,158	$—	$1,158
Amortization of net gain (loss)	(493)	186	(1)	(308)
Settlement loss	(178)	—	(6)	(178)
	($671)	$1,344	($1)	$672

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2023 and 2022:

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$7,020	($225)	$6,795
Amortization of net gain (loss)	(2,144)	5,796	(357)	3,295
Settlement loss	(6,957)	—	(1,533)	(8,490)
	($9,101)	$12,816	($2,115)	$1,600
Entergy Louisiana
Amortization of prior service credit	$—	$1,902	$—	$1,902
Amortization of net gain (loss)	(398)	3,528	(1)	3,129
Settlement loss	(1,529)	—	—	(1,529)
	($1,927)	$5,430	($1)	$3,502

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$8,028	($354)	$7,674
Amortization of net loss	(22,945)	(1,192)	(767)	(24,904)
Settlement loss	(178)	—	(1,149)	(1,327)
	($23,123)	$6,836	($2,270)	($18,557)
Entergy Louisiana
Amortization of prior service credit	$—	$2,316	$—	$2,316
Amortization of net gain (loss)	(997)	372	(2)	(627)
	($1,175)	$2,688	($2)	$1,511

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amounts recorded for 2020 and 2021 were included in the base rate case that was filed with the PUCT in July 2022, and amortization of that amount began in 2023 when interim rates became effective. At June 30, 2023, the balance in this reserve was approximately $39.2 million.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $267 million to its qualified pension plans in 2023.  As of June 30, 2023, Entergy had contributed $91.5 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2023 pension contributions	$54,468	$44,565	$21,110	$1,420	$5,314	$15,543
Pension contributions made through June 2023	$18,444	$13,518	$7,130	$355	$1,438	$5,529
Remaining estimated pension contributions to be made in 2023	$36,024	$31,047	$13,980	$1,065	$3,876	$10,014
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

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022 and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable segment. See Note 13 and Note 14 to the financial statements in the Form 10-K for discussion of the asset impairments and restructuring charges related to the decision to exit the merchant nuclear power business. Remaining business activity previously reported under Entergy Wholesale Commodities is now included under Parent & Other. Historical segment

Entergy Corporation and Subsidiaries
Notes to Financial Statements
financial information presented herein has been restated for the second quarter 2022 and the six months ended June 30, 2022 to reflect the change in reportable segments. The change in reportable segments had no effect on Entergy’s consolidated financial statements or historical segment financial information for the Utility reportable segment.

Entergy’s segment financial information for the second quarters of 2023 and 2022 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2023
Operating revenues	$2,818,747	$27,287	($8)	$2,846,026
Income taxes	$144,489	($9,693)	$—	$134,796
Consolidated net income (loss)	$514,498	($40,559)	($81,925)	$392,014
2022
Operating revenues	$3,306,269	$88,933	($6)	$3,395,196
Income taxes	($371,704)	$12,061	$—	($359,643)
Consolidated net income (loss)	$156,548	$50,714	($43,251)	$164,011

Entergy’s segment financial information for the six months ended June 30, 2023 and 2022 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2023
Operating revenues	$5,766,738	$60,358	($11)	$5,827,085
Income taxes	$78,363	($22,542)	$—	$55,821
Consolidated net income (loss)	$912,664	($70,953)	($137,399)	$704,312
Total assets as of June 30, 2023	$64,059,477	$855,229	($5,197,470)	$59,717,236
2022
Operating revenues	$6,034,425	$238,711	($14)	$6,273,122
Income taxes	($296,346)	$3,201	$—	($293,145)
Consolidated net income (loss)	$499,704	$19,097	($75,197)	$443,604
Total assets as of December 31, 2022	$61,399,243	$884,442	($3,688,494)	$58,595,191

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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of June 30, 2023 is 9 months, for each of Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of June 30, 2023 is 21,084,400 MMBtu for Entergy, including 5,500,000 MMBtu for Entergy Louisiana, 15,305,100 MMBtu for Entergy Mississippi, and 279,300 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the second quarter 2023, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2023 through May 31, 2024. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy’s non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2023 is 140,203 GWh for Entergy, including 34,517 GWh for Entergy Arkansas, 60,886 GWh for Entergy Louisiana, 17,426 GWh for Entergy Mississippi, 5,439 GWh for Entergy New Orleans, and 21,597 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy’s non-utility operations as of June 30, 2023 and December 31, 2022. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas as of June 30, 2023 and for Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2022.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheet as of June 30, 2023 and December 31, 2022 are shown in the tables below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2023
Assets:
Natural gas swaps and options	Prepayments and other	$2	$—	$2
Financial transmission rights	Prepayments and other	$44	($4)	$40

Liabilities:
Natural gas swaps and options	Other current liabilities	$12	$—	$12

2022
Assets:
Natural gas swaps and options	Prepayments and other	$13	$—	$13
Natural gas swaps and options	Other deferred debits and other assets	$3	$—	$3
Financial transmission rights	Prepayments and other	$21	($2)	$19

Liabilities:
Natural gas swaps and options	Other current liabilities	$25	$—	$25

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes cash collateral in the amount of $8 million posted as of December 31, 2022. Also excludes letters of credit in the amount of $6 million posted as of June 30, 2023 and $3 million posted as of December 31, 2022.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2023 and 2022 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$32

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$23
Financial transmission rights	Purchased power expense	(b)	$37

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2023 and 2022 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($38)
Financial transmission rights	Purchased power expense	(b)	$48

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$78
Financial transmission rights	Purchased power expense	(b)	$60

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2023 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$2.1	$—	$2.1	Entergy Louisiana

Financial transmission rights	Prepayments and other	$19.8	($0.2)	$19.6	Entergy Arkansas
Financial transmission rights	Prepayments and other	$16.9	($0.2)	$16.7	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.0	($0.8)	$1.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.6	($0.1)	$1.5	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.5	($2.3)	$1.2	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$12.6	$—	$12.6	Entergy Mississippi

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of June 30, 2023, letters of credit posted with MISO covered financial transmission rights exposure of $5.9 million for Entergy Arkansas. As of December 31, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $2.4 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2023 and 2022 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$0.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$19.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.5	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.5	(b)	Entergy Texas

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$8.7	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$14.6	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$16.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$16.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$1.0	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2023 and 2022 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($5.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($29.8)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$8.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$28.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$4.2	(b)	Entergy Texas

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$19.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$57.4	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$23.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$25.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$4.9	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Office of Corporate Risk Oversight reports to the Vice President and Treasurer.  The Accounting group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,127	$—	$—	$1,127
Decommissioning trust funds (a):
Equity securities	19	—	—	19
Debt securities	586	1,121	—	1,707
Common trusts (b)				2,834
Securitization recovery trust account	5	—	—	5
Storm reserve escrow accounts	411	—	—	411
Gas hedge contracts	2	—	—	2
Financial transmission rights	—	—	40	40
	$2,150	$1,121	$40	$6,145

Liabilities:
Gas hedge contracts	$12	$—	$—	$12

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$109	$—	$—	$109
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	534	1,122	—	1,656
Common trusts (b)				2,442
Securitization recovery trust account	13	—	—	13
Storm reserve escrow accounts	402	—	—	402
Gas hedge contracts	13	3	—	16
Financial transmission rights	—	—	19	19
	$1,095	$1,125	$19	$4,681
Liabilities:
Gas hedge contracts	$25	$—	$—	$25

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2023 and 2022:

	2023	2022
	(In Millions)
Balance as of April 1,	$7	$1
Total gains (losses) for the period
Included as a regulatory liability/asset	23	32
Issuances of financial transmission rights	42	16
Settlements	(32)	(37)
Balance as of June 30,	$40	$12

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2023 and 2022:

	2023	2022
	(In Millions)
Balance as of January 1,	$19	$4
Total gains (losses) for the period
Included as a regulatory liability/asset	27	52
Issuances of financial transmission rights	42	16
Settlements	(48)	(60)
Balance as of June 30,	$40	$12

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.9	$—	$—	$3.9
Decommissioning trust funds (a):
Equity securities	1.6	—	—	1.6
Debt securities	135.7	349.1	—	484.8
Common trusts (b)				840.2
Financial transmission rights	—	—	19.6	19.6
	$141.2	$349.1	$19.6	$1,350.1

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	4.5	—	—	4.5
Debt securities	126.8	343.9	—	470.7
Common trusts (b)				724.7
Financial transmission rights	—	—	10.3	10.3
	$134.7	$343.9	$10.3	$1,213.6

Entergy Louisiana

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$856.8	$—	$—	$856.8
Decommissioning trust funds (a):
Equity securities	14.4	—	—	14.4
Debt securities	249.5	503.9	—	753.4
Common trusts (b)				1,205.3
Storm reserve escrow account	300.0	—	—	300.0
Gas hedge contracts	2.1	—	—	2.1
Financial transmission rights	—	—	16.7	16.7
	$1,422.8	$503.9	$16.7	$3,148.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.3	$—	$—	$6.3
Decommissioning trust funds (a):
Equity securities	16.8	—	—	16.8
Debt securities	209.4	515.7	—	725.1
Common trusts (b)				1,037.2
Storm reserve escrow account	293.4	—	—	293.4
Gas hedge contracts	13.1	3.4	—	16.5
Financial transmission rights	—	—	7.3	7.3
	$539.0	$519.1	$7.3	$2,102.6

Entergy Mississippi

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$8.4	$—	$—	$8.4
Storm reserve escrow account	34.3	—	—	34.3
Financial transmission rights	—	—	1.2	1.2
	$42.7	$—	$1.2	$43.9

Liabilities:
Gas hedge contracts	$12.6	$—	$—	$12.6

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.0	$—	$—	$17.0
Storm reserve escrow account	33.5	—	—	33.5
Financial transmission rights	—	—	0.6	0.6
	$50.5	$—	$0.6	$51.1

Liabilities:
Gas hedge contracts	$24.0	$—	$—	$24.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy New Orleans

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$141.3	$—	$—	$141.3
Securitization recovery trust account	1.7	—	—	1.7
Storm reserve escrow account	76.7	—	—	76.7
Financial transmission rights	—	—	1.5	1.5
	$219.7	$—	$1.5	$221.2

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.4	$—	$—	$4.4
Securitization recovery trust account	2.2	—	—	2.2
Storm reserve escrow account	75.0	—	—	75.0
Financial transmission rights	—	—	0.8	0.8
	$81.6	$—	$0.8	$82.4

Liabilities:
Gas hedge contracts	$1.5	$—	$—	$1.5

Entergy Texas

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.8	$—	$—	$2.8
Securitization recovery trust account	3.6	—	—	3.6
Financial transmission rights	—	—	1.2	1.2
	$6.4	$—	$1.2	$7.6

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.0	$—	$—	$3.0
Securitization recovery trust account	10.9	—	—	10.9
Financial transmission rights	—	—	0.1	0.1
	$13.9	$—	$0.1	$14.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$46.2	$—	$—	$46.2
Decommissioning trust funds (a):
Equity securities	2.5	—	—	2.5
Debt securities	200.7	268.4	—	469.1
Common trusts (b)				788.7
	$249.4	$268.4	$—	$1,306.5

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.9	$—	$—	$2.9
Decommissioning trust funds (a):
Equity securities	2.8	—	—	2.8
Debt securities	197.5	262.2	—	459.7
Common trusts (b)				680.4
	$203.2	$262.2	$—	$1,145.8

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2023.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$4.0	$2.5	$0.2	$0.3	($0.1)
Issuances of financial transmission rights	20.6	18.1	1.4	1.4	0.2
Gains (losses) included as a regulatory liability/asset	(0.9)	15.6	2.6	1.3	4.6
Settlements	(4.1)	(19.5)	(3.0)	(1.5)	(3.5)
Balance as of June 30,	$19.6	$16.7	$1.2	$1.5	$1.2

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2023.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$10.3	$7.3	$0.6	$0.8	$0.1
Issuances of financial transmission rights	20.6	18.1	1.4	1.4	0.2
Gains (losses) included as a regulatory liability/asset	(3.3)	19.6	3.7	1.7	5.1
Settlements	(8.0)	(28.3)	(4.5)	(2.4)	(4.2)
Balance as of June 30,	$19.6	$16.7	$1.2	$1.5	$1.2

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2023 on equity securities still held as of June 30, 2023 were $211 million and $372 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$1,707	$5	$172

2022
Debt Securities	$1,655	$4	$201

As of June 30, 2023 and December 31, 2022, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $1,874 million as of June 30, 2023 and $1,852 million as of December 31, 2022.  As of June 30, 2023, available-for-sale debt securities had an average coupon rate of approximately 3.15%, an average duration of approximately 6.38 years, and an average maturity of approximately 10.81 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$583	$21	$840	$63
More than 12 months	922	151	666	138
Total	$1,505	$172	$1,506	$201

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$106	$62
1 year - 5 years	490	520
5 years - 10 years	481	461
10 years - 15 years	116	117
15 years - 20 years	156	161
20 years+	358	334
Total	$1,707	$1,655

During the three months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $136 million and $333 million, respectively.  During the three months ended June 30, 2023, there were no gross gains and $8 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended June 30, 2022, there were gross gains of $1 million and gross losses of $16 million reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $260 million and $636 million, respectively.  During the six months ended June 30, 2023, there were $1 million in gross gains and $17 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the six months ended June 30, 2022, there were gross gains of $2 million and gross losses of $28 million reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$484.8	$0.4	$62.4

2022
Debt Securities	$470.7	$0.2	$69.3

The amortized cost of available-for-sale debt securities was $546.8 million as of June 30, 2023 and $539.8 million as of December 31, 2022.  As of June 30, 2023, the available-for-sale debt securities had an average coupon rate of approximately 2.46%, an average duration of approximately 5.94 years, and an average maturity of approximately 7.43 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2023 on equity securities still held as of June 30, 2023 were $62.1 million and $109.4 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$75.0	$2.2	$197.6	$18.8
More than 12 months	379.7	60.2	260.1	50.5
Total	$454.7	$62.4	$457.7	$69.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$38.9	$21.2
1 year - 5 years	146.7	159.7
5 years - 10 years	194.7	191.7
10 years - 15 years	42.1	38.0
15 years - 20 years	42.1	42.6
20 years+	20.3	17.5
Total	$484.8	$470.7

During the three months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $0.9 million and $8.8 million, respectively.  During the three months ended June 30, 2023, there were no gross gains and $0.1 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended June 30, 2022, there were gross gains of $0.03 million and gross losses of $0.3 million reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $16.6 million and $15.9 million, respectively.  During the six months ended June 30, 2023, there were no gross gains and $1.7 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the six months ended June 30, 2022, there were gross gains of $0.06 million and gross losses of $0.5 million reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$753.4	$3.4	$54.1

2022
Debt Securities	$725.1	$3.5	$67.5

The amortized cost of available-for-sale debt securities was $804 million as of June 30, 2023 and $789.1 million as of December 31, 2022.  As of June 30, 2023, the available-for-sale debt securities had an average coupon rate of approximately 3.69%, an average duration of approximately 6.54 years, and an average maturity of approximately 13.10 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2023 on equity securities still held as of June 30, 2023 were $90.3 million and $159.6 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$312.5	$9.5	$409.9	$24.6
More than 12 months	302.5	44.6	207.5	42.9
Total	$615.0	$54.1	$617.4	$67.5

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$45.6	$33.6
1 year - 5 years	153.3	159.1
5 years - 10 years	170.0	161.7
10 years - 15 years	68.9	67.1
15 years - 20 years	77.2	83.3
20 years+	238.4	220.3
Total	$753.4	$725.1

During the three months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale securities amounted to $65.2 million and $120.3 million, respectively.  During the three months ended June 30, 2023, there were gross gains of $0.1 million and gross losses of $4 million reclassified out of other regulatory liabilities/assets into earnings. During the three months ended June 30, 2022, there were gross gains of $0.2 million, and gross losses of $6.7 million reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $132.6 million and $240.9 million, respectively.  During the six months ended June 30, 2023, there were gross gains of $0.5 million and gross losses of $9 million reclassified out of other regulatory liabilities/assets into earnings. During the six months ended June 30, 2022, there were gross gains of $1.1 million, and gross losses of $12.2 million reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$469.1	$0.8	$55.1

2022
Debt Securities	$459.7	$0.7	$63.7

The amortized cost of available-for-sale debt securities was $523.4 million as of June 30, 2023 and $522.7 million as of December 31, 2022.  As of June 30, 2023, the available-for-sale debt securities had an average coupon rate of approximately 2.97%, an average duration of approximately 6.56 years, and an average maturity of approximately 10.58 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2023 on equity securities still held as of June 30, 2023 were $58.4 million and $102.8 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$195.8	$9.5	$231.9	$19.2
More than 12 months	239.4	45.6	198.0	44.5
Total	$435.2	$55.1	$429.9	$63.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$21.0	$6.8
1 year - 5 years	190.1	201.7
5 years - 10 years	115.8	107.1
10 years - 15 years	4.8	11.7
15 years - 20 years	36.3	35.0
20 years+	101.1	97.4
Total	$469.1	$459.7

During the three months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $69.9 million and $67.8 million, respectively.  During the three months ended June 30, 2023, there were no gross gains and $4.1 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended June 30, 2022, there were gross gains of $0.1 million and gross losses of $4.6 million reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $111.2 million and $104 million, respectively.  During the six months ended June 30, 2023, there were no gross gains and $6.3 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the six months ended June 30, 2022, there were gross gains of $0.2 million and gross losses of $5.3 million reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible, it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  Entergy did not have an allowance for expected credit losses related to available-for-sale securities as of June 30, 2023 and December 31, 2022. Entergy did not record any impairments of available-for-sale debt securities for the three and six months ended June 30, 2023. Entergy did not record any impairments of available-for-sale debt securities for the three months ended June 30, 2022. Entergy recorded $1.5 million in impairments of available-for-sale debt securities for the six months ended June 30, 2022.

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

Tax Cuts and Jobs Act

During the second quarter 2018, the Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers

Entergy Corporation and Subsidiaries
Notes to Financial Statements
through rate riders and other means approved by their respective regulatory authorities. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This manner of regulatory accounting affects the effective tax rate for the period as compared to the statutory tax rate. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Registrant Subsidiaries for the three months ended June 30, 2023 or for the six months ended June 30, 2023. For the three months ended June 30, 2022, the return of unprotected excess accumulated deferred income taxes reduced the regulatory liability for income taxes by $16 million for Entergy, including $9 million for Entergy Louisiana and $7 million for Entergy Texas. For the six months ended June 30, 2022, the return of unprotected excess accumulated deferred income taxes reduced the regulatory liability for income taxes by $33 million for Entergy, including $18 million for Entergy Louisiana, $1 million for Entergy New Orleans, and $14 million for Entergy Texas.

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

In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in first quarter 2023 a $103 million ($76 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with its customers. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana March 2023 storm cost securitization.

Arkansas Corporate Income Tax Rate Change

In April 2023, Arkansas Act 532 reduced the Arkansas corporate income tax rate from 5.3% to 5.1%. As a result of the rate reduction, Entergy Arkansas accrued a regulatory liability for income taxes of approximately $8 million in the second quarter of 2023 including a gross-up for the treatment of income taxes in Entergy Arkansas’s retail and wholesale ratemaking formulas.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2023 were $499 million for Entergy, $113.2 million for Entergy Arkansas, $136.1 million for Entergy Louisiana, $66.8 million for Entergy Mississippi,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
$8.5 million for Entergy New Orleans, $104.6 million for Entergy Texas, and $17.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2022 were $459 million for Entergy, $93.2 million for Entergy Arkansas, $154.3 million for Entergy Louisiana, $59.5 million for Entergy Mississippi, $11.2 million for Entergy New Orleans, $68.9 million for Entergy Texas, and $29 million for System Energy.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of variable interest entities (VIEs).  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities, commercial paper borrowings, and long-term debt. See Note 6 to the financial statements in the Form 10-K and Note 3 to the financial statements herein for discussion of noncontrolling interests.

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of June 30, 2023 and December 31, 2022, the primary asset held by the storm trust I was $3.1 billion and $3.2 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is presented as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $32.4 million as of June 30, 2023 and $31.7 million as of December 31, 2022.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. The storm trust II was established as part of the March 2023 Act 293 securitization of Entergy Louisiana’s Hurricane Ida restoration costs, less Hurricane Ida amounts previously financed in May 2022 in a prior securitization transaction. Entergy Louisiana is the primary beneficiary of the storm trust II because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust II. As of June 30, 2023, the primary asset held by the storm trust II is the $1.5 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The storm trust II’s investment in affiliate preferred membership interests was purchased with the net bond proceeds of the securitization bonds issued by the LCDA. After the securitization bonds were issued, the LCDA loaned the net bond proceeds to the LURC, and pursuant to Act 293, the LURC contributed the net bond proceeds to the storm trust II. The holders of the securitization bonds do not have recourse to the assets or revenues of the storm trust II or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is presented as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with a balance of $14.9 million as of June 30, 2023. See Note 2 to the financial statements herein for additional discussion of the securitization bonds and the preferred membership interests.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the six months ended June 30, 2023 and the six months ended June 30, 2022.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of June 30, 2023, AR Searcy Partnership, LLC recorded assets equal to $137.6 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $110.8 million. As of December 31, 2022, AR Searcy Partnership, LLC recorded assets equal to $138.3 million, primarily consisting of property, plant,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $109 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of June 30, 2023, MS Sunflower Partnership, LLC recorded assets equal to $163.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $126.4 million. As of December 31, 2022, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $117.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Utility:
Residential	$951,424	$1,035,063
Commercial	692,788	715,665
Industrial	750,177	878,194
Governmental	63,816	67,101
Total billed retail	2,458,205	2,696,023

Sales for resale (a)	68,262	249,035
Other electric revenues (b)	247,331	302,351
Revenues from contracts with customers	2,773,798	3,247,409
Other Utility revenues (c)	11,446	10,846
Electric revenues	2,785,244	3,258,255

Natural gas revenues	33,503	48,008

Other revenues (d)	27,279	88,933

Total operating revenues	$2,846,026	$3,395,196

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Utility:
Residential	$1,992,883	$2,021,085
Commercial	1,407,089	1,350,290
Industrial	1,613,899	1,621,828
Governmental	131,153	124,395
Total billed retail	5,145,024	5,117,598

Sales for resale (a)	176,209	377,994
Other electric revenues (b)	291,788	396,231
Revenues from contracts with customers	5,613,021	5,891,823
Other Utility revenues (c)	55,633	22,208
Electric revenues	5,668,654	5,914,031

Natural gas revenues	98,084	120,369

Other revenues (d)	60,347	238,722

Total operating revenues	$5,827,085	$6,273,122

The Utility operating companies’ total revenues for the three months ended June 30, 2023 and 2022 were as follows:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$204,808	$334,246	$163,001	$68,535	$180,834
Commercial	136,591	253,365	142,997	56,095	103,740
Industrial	153,817	407,045	54,738	7,562	127,015
Governmental	4,945	19,407	14,971	17,896	6,597
Total billed retail	500,161	1,014,063	375,707	150,088	418,186
Sales for resale (a)	48,266	80,248	26,073	11,075	1,986
Other electric revenues (b)	65,807	91,372	40,966	5,667	44,861
Revenues from contracts with customers	614,234	1,185,683	442,746	166,830	465,033
Other revenues (c)	2,113	6,226	2,384	1,386	(603)
Electric revenues	616,347	1,191,909	445,130	168,216	464,430

Natural gas revenues	—	13,703	—	19,800	—
Total operating revenues	$616,347	$1,205,612	$445,130	$188,016	$464,430

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$199,209	$400,915	$143,705	$80,484	$210,750
Commercial	127,230	290,063	118,278	58,801	121,293
Industrial	135,809	536,229	43,738	9,216	153,202
Governmental	5,137	21,841	12,611	20,179	7,333
Total billed retail	467,385	1,249,048	318,332	168,680	492,578
Sales for resale (a)	156,754	123,231	43,524	36,825	18,133
Other electric revenues (b)	70,820	119,847	41,325	17,443	54,259
Revenues from contracts with customers	694,959	1,492,126	403,181	222,948	564,970
Other revenues (c)	1,980	5,816	2,278	1,136	(379)
Electric revenues	696,939	1,497,942	405,459	224,084	564,591

Natural gas revenues	—	17,843	—	30,165	—
Total operating revenues	$696,939	$1,515,785	$405,459	$254,249	$564,591

The Utility operating companies’ total revenues for the six months ended June 30, 2023 and 2022 were as follows:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$444,307	$694,892	$332,390	$132,101	$389,193
Commercial	261,927	531,543	276,673	110,164	226,782
Industrial	285,053	916,949	106,153	14,975	290,769
Governmental	9,605	42,481	28,854	35,694	14,519
Total billed retail	1,000,892	2,185,865	744,070	292,934	921,263
Sales for resale (a)	114,283	163,484	64,816	35,985	4,431
Other electric revenues (b)	79,524	117,939	43,840	6,084	47,085
Revenues from contracts with customers	1,194,699	2,467,288	852,726	335,003	972,779
Other revenues (c)	4,397	44,373	4,832	2,908	(843)
Electric revenues	1,199,096	2,511,661	857,558	337,911	971,936

Natural gas revenues	—	39,159	—	58,925	—
Total operating revenues	$1,199,096	$2,550,820	$857,558	$396,836	$971,936

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$426,995	$754,483	$296,643	$139,141	$403,823
Commercial	240,469	547,653	228,939	104,373	228,856
Industrial	245,483	988,182	82,895	15,490	289,778
Governmental	9,598	40,857	24,612	35,211	14,117
Total billed retail	922,545	2,331,175	633,089	294,215	936,574
Sales for resale (a)	227,167	230,932	65,165	63,365	35,778
Other electric revenues (b)	101,392	161,329	51,662	18,836	65,709
Revenues from contracts with customers	1,251,104	2,723,436	749,916	376,416	1,038,061
Other revenues (c)	4,791	11,743	4,572	2,314	(988)
Electric revenues	1,255,895	2,735,179	754,488	378,730	1,037,073

Natural gas revenues	—	46,578	—	73,791	—
Total operating revenues	$1,255,895	$2,781,757	$754,488	$452,521	$1,037,073

(a)Sales for resale includes day-ahead sales of energy in a market administered by an ISO. These sales represent financially binding commitments for the sale of physical energy the next day. These sales are adjusted to actual power generated and delivered in the real time market. Given the short duration of these transactions, Entergy does not consider them to be derivatives subject to fair value adjustments and includes them as part of customer revenues.
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
(d)Other revenues include competitive business sales including day-ahead sales of energy in a market administered by an ISO, operation and management services fees, and amortization of a below-market power purchase agreement.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the six months ended June 30, 2023 and 2022.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	15.5	3.2	7.0	2.1	0.7	2.5
Write-offs	(51.5)	(13.2)	(21.4)	(3.7)	(6.5)	(6.7)
Recoveries	26.9	8.7	11.7	1.5	1.5	3.5
Balance as of June 30, 2023	$21.8	$5.2	$4.9	$2.4	$7.6	$1.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
Provisions (a)	11.0	8.2	0.4	0.2	0.9	1.3
Write-offs	(75.5)	(21.8)	(29.8)	(7.4)	(10.4)	(6.1)
Recoveries	21.5	6.7	7.9	2.2	3.1	1.6
Balance as of June 30, 2022	$25.6	$6.2	$7.7	$2.2	$6.9	$2.6

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of

1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2023 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2023 Compared to Second Quarter 2022

Net income increased $3.8 million primarily due to higher retail electric price and lower other operation and maintenance expenses, partially offset by lower volume/weather, higher interest expense, and higher depreciation and amortization expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net income decreased $2.3 million primarily due to lower volume/weather, higher interest expense, and higher depreciation and amortization expenses, partially offset by higher retail electric price, lower other operation and maintenance expenses, and higher other income.

Operating Revenues

Second Quarter 2023 Compared to Second Quarter 2022

Following is an analysis of the change in operating revenues comparing the second quarter 2023 to the second quarter 2022:

Amount
(In Millions)
2022 operating revenues	$696.9
Fuel, rider, and other revenues that do not significantly affect net income	(90.6)
Volume/weather	(8.6)
Retail electric price	18.6
2023 operating revenues	$616.3

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,767	1,820	(3)
Commercial	1,374	1,383	(1)
Industrial	2,226	2,135	4
Governmental	49	56	(13)
Total retail	5,416	5,394	—
Sales for resale:
Associated companies	512	450	14
Non-associated companies	811	2,010	(60)
Total	6,739	7,854	(14)

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2023 to the six months ended June 30, 2022:

Amount
(In Millions)
2022 operating revenues	$1,255.9
Fuel, rider, and other revenues that do not significantly affect net income	(64.8)
Volume/weather	(30.0)
Retail electric price	38.0
2023 operating revenues	$1,199.1

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	3,569	3,912	(9)
Commercial	2,613	2,690	(3)
Industrial	4,276	4,106	4
Governmental	95	111	(14)
Total retail	10,553	10,819	(2)
Sales for resale:
Associated companies	1,075	936	15
Non-associated companies	2,379	3,401	(30)
Total	14,007	15,156	(8)

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Second Quarter 2023 Compared to Second Quarter 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $5.6 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $4.6 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year; and
•a decrease of $3.4 million in transmission costs allocated by MISO.

The decrease was partially offset by an increase of $3.4 million in power delivery expenses primarily due to higher vegetation maintenance costs.

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
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•the effects of recording a final judgment in first quarter 2023 to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $10.3 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation;
•a decrease of $10.3 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $5.8 million in transmission costs allocated by MISO; and
•a decrease of $4.4 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year.

The decrease was partially offset by an increase of $10 million in power delivery expenses primarily due to higher vegetation maintenance costs and higher reliability costs and an increase of $7.8 million in insurance expenses primarily due to lower nuclear insurance refunds received in 2023.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023 and higher interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $425 million of 5.15% Series mortgage bonds in January 2023.

Income Taxes

The effective income tax rate was 22.9% for the second quarter 2023. The difference in the effective income tax rate for the second quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 19.4% for the six months ended June 30, 2023. The difference in the effective income tax rate for the six months ended June 30, 2023 versus the federal statutory rate of 21% was primarily due to the amortization of state accumulated deferred income taxes as a result of tax rate changes and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$5,278	$12,915

Net cash provided by (used in):
Operating activities	407,699	386,522
Investing activities	(563,854)	(376,810)
Financing activities	155,090	35,642
Net increase (decrease) in cash and cash equivalents	(1,065)	45,354

Cash and cash equivalents at end of period	$4,213	$58,269

Operating Activities

Net cash flow provided by operating activities increased $21.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•higher collections from customers;
•lower fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the refund of $41.7 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. The refund was subsequently applied to the under-recovered deferred fuel balance. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of these refunds and the related proceedings; and
•$23.2 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

The increase was partially offset by the timing of payments to vendors and an increase in spending of $26.2 million on nuclear refueling outages in 2023.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $187 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•an increase of $80.9 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2023 and increased investment in the reliability and infrastructure of Entergy Arkansas’s distribution system;
•an increase of $57.8 million in transmission construction expenditures primarily due to increased investment in the reliability and infrastructure of Entergy Arkansas’s transmission system;
•an increase of $40.2 million as a result of fluctuations in nuclear fuel activity primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $31 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2023.

The increase was partially offset by $17.9 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously recorded as plant. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

Financing Activities

Net cash flow provided by financing activities increased $119.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•the issuance of $425 million of 5.15% Series mortgage bonds in January 2023;
•net borrowings of $97.5 million in 2023 compared to net borrowings of $7.2 million in 2022 on the nuclear fuel company variable interest entity’s credit facility; and
•money pool activity.

The increase was partially offset by:

•the repayment, at maturity, of $250 million of 3.05% Series mortgage bonds in June 2023;
•the issuance of $200 million of 4.20% Series mortgage bonds in March 2022; and
•an increase of $53 million in common equity distributions paid in 2023 in order to maintain Entergy Arkansas’s capital structure.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $28.5 million for the six months ended June 30, 2023 compared to decreasing by $139.9 million for the six months ended June 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas is primarily due to the net issuance of long-term debt in 2023.

	June 30, 2023	December 31, 2022
Debt to capital	53.8%	52.5%
Effect of subtracting cash	—%	—%
Net debt to net capital (non-GAAP)	53.8%	52.5%

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
(In Thousands)
($152,327)	($180,795)	$6,216	($139,904)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2028. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2024. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2023, there were $75 million in cash borrowings outstanding under the $150 million credit facility and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2023, $11.6 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2025.  As of June 30, 2023, $22.5 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Walnut Bend Solar

As discussed in the Form 10-K, in July 2021, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership for the purpose of acquiring the Walnut Bend Solar facility. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations were conducted, including with respect to cost and schedule and to updates arising as a result of the Inflation Reduction Act of 2022. In April 2023, Entergy Arkansas filed an application for an amended certificate of environmental compatibility and public need with the APSC seeking approval by June 2023 for the updates to the cost and schedule that were previously approved by the APSC. In June 2023, Entergy Arkansas, the APSC general staff, and the Arkansas Attorney General filed a unanimous settlement supporting that the approval of the Walnut Bend Solar facility is in the public interest based on the terms in the settlement, which relate in part to certain treatment for the production tax credits associated with the facility. In July 2023, after requesting further testimony and purporting to modify several terms in the settlement and upon rehearing, the APSC approved the settlement largely on the terms submitted, including a 30-year amortization period for the production tax credits. The project is currently expected to achieve commercial operation in 2024.

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

Retail Rates

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year is 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment is $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $88.6 million.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in January 2023, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a notice of appeal of the U.S. District Court for the Eastern District of Arkansas’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The court granted Entergy Arkansas’s request, and oral arguments were held in June 2023. An order from the court is expected in 2023.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
to the court’s ruling on a grid charge, which the court of appeals denied in July 2022. One of the cooperative appellants filed a further appeal to the Arkansas Supreme Court in July 2022, which the court decided not to hear.

In August 2022 the APSC opened a rulemaking concerning proposed amendments to the net metering rules to address the expiration on December 31, 2022 of the automatic grandfathering of the existing net metering rate structure. Entergy Arkansas and other utility parties filed initial briefs and comments setting forth that the statute imposing the expiration of the automatic grandfathering is not ambiguous and that the APSC does not have the authority to extend the grandfathering period, and the hearing was held in October 2022. In December 2022 the APSC issued an order attempting to modify the net metering rules and purporting to allow for the potential for grandfathering after December 31, 2022. More than thirty applicants filed individual net metering applications in December 2022 seeking to be considered under the APSC’s order, although the APSC issued an order in January 2023 holding those applications in abeyance. Several parties, including Entergy Arkansas, sought rehearing, and the Arkansas’s Governor’s executive order limiting new rulemakings calls into question how the APSC’s order to adopt new rules may be effectuated.

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

An Arkansas law was enacted effective March 2023 that revises the billing arrangements for net metering facilities in order to reduce the cost shift to non-net metering customers. The new law also imposes a new limit of 5 MW for future net metering facilities, allows utilities to recover net metering credits in the same manner as fuel, and grandfathers certain net metering facilities that are online or in process to be online by September 2024. Entergy Arkansas joined other utilities in a motion in April 2023 to close the current APSC docket related to potential cost shifting in light of the new law, and the APSC also canceled the remaining procedural schedule in this docket in April 2023. Because of the new law, in May 2023, the APSC also closed the grandfathering rulemaking that it opened in August 2022. Under the new law, the APSC must approve revisions to the utilities’ tariffs to conform to the new law no later than December 2023. The APSC opened a new rulemaking in April 2023 to consider implementation of the new law and tariffs.

COVID-19 Orders

See Note 2 to the financial statements in the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In its 2023 formula rate plan filing, Entergy Arkansas proposed to amortize the COVID-19 regulatory asset over a ten-year period. As of June 30, 2023, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Power Through Program

As discussed in the Form 10-K, in August 2021, Entergy Arkansas filed with the APSC an application seeking authority for a Power Through offering to deploy natural gas-fired distributed generation. In December 2021 the APSC general staff requested briefing, which Entergy Arkansas opposed. In January 2022, Entergy Arkansas filed to support the establishment of a procedural schedule with a hearing in April 2022. Also in January 2022, the APSC granted the general staff’s request for briefing but on an expedited schedule; briefing concluded in February 2022. A paper hearing was held in August and September 2022 with Entergy Arkansas responding to several written commissioner questions. In May 2023 the APSC approved the Power Through offering with some modifications, and in June 2023, Entergy Arkansas sought rehearing or clarification of several issues. See “Property and Other Generation Resources - Other Generation Resources - Power Through Programs” in Part I, Item 1 in the Form 10-K for further discussion related to this program.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Remaining Useful Lives Review

As discussed in the Form 10-K, in response to 2021 legislation, in December 2021 the APSC opened a proceeding to establish a procedure to evaluate life extensions of all utility generation units and in December 2022 opened a separate docket to evaluate life extensions for White Bluff, Independence, and the Lake Catherine plant. In January 2023, Entergy Arkansas and one other party filed for rehearing of the order in the general proceeding, and Entergy Arkansas moved to dismiss the separate docket. In February 2023 the APSC granted rehearing in the general proceeding. A new law passed in April 2023 changed the requirements for the APSC to perform these evaluations, thus eliminating the need for the current APSC proceedings, and the APSC cancelled the procedural schedule in the separate docket. In June 2023 the APSC also closed the general proceeding because of the new law. See “Regulation of Entergy’s Business - Environmental Regulation - National Ambient Air Quality Standards - Regional Haze” in Part I, Item 1 in the Form 10-K for further discussion related to these plants.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$616,347	$696,939	$1,199,096	$1,255,895

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	102,350	202,795	215,859	289,020
Purchased power	57,648	50,209	122,399	107,680
Nuclear refueling outage expenses	15,504	14,210	30,845	28,280
Other operation and maintenance	178,044	187,319	334,863	344,576
Decommissioning	21,667	20,428	43,017	40,557
Taxes other than income taxes	34,743	32,072	67,094	65,274
Depreciation and amortization	99,707	96,548	196,148	192,158
Other regulatory charges (credits) - net	(19,185)	(21,518)	(40,029)	(42,060)
TOTAL	490,478	582,063	970,196	1,025,485

OPERATING INCOME	125,869	114,876	228,900	230,410

OTHER INCOME
Allowance for equity funds used during construction	5,400	3,920	10,243	6,975
Interest and investment income	5,727	2,840	13,206	9,160
Miscellaneous - net	(6,239)	(4,892)	(8,340)	(10,284)
TOTAL	4,888	1,868	15,109	5,851

INTEREST EXPENSE
Interest expense	46,038	37,452	91,405	73,499
Allowance for borrowed funds used during construction	(2,169)	(1,558)	(4,114)	(2,772)
TOTAL	43,869	35,894	87,291	70,727

INCOME BEFORE INCOME TAXES	86,888	80,850	156,718	165,534

Income taxes	19,940	17,740	30,374	36,857

NET INCOME	66,948	63,110	126,344	128,677

Net loss attributable to noncontrolling interest	(1,006)	(529)	(2,635)	(1,916)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$67,954	$63,639	$128,979	$130,593

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$126,344	$128,677
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	270,098	268,699
Deferred income taxes, investment tax credits, and non-current taxes accrued	33,572	27,814
Changes in assets and liabilities:
Receivables	21,444	(95,608)
Fuel inventory	(6,830)	7,316
Accounts payable	(43,953)	34,321
Taxes accrued	(4,315)	14,824
Interest accrued	10,421	1,585
Deferred fuel costs	123,264	(2,384)
Other working capital accounts	(30,581)	13,458
Provisions for estimated losses	(26,606)	(4,119)
Other regulatory assets	(51,960)	(30,484)
Other regulatory liabilities	97,349	(267,437)
Pension and other postretirement liabilities	(18,948)	(31,762)
Other assets and liabilities	(91,600)	321,622
Net cash flow provided by operating activities	407,699	386,522

INVESTING ACTIVITIES
Construction expenditures	(524,723)	(351,907)
Allowance for equity funds used during construction	10,243	6,975
Nuclear fuel purchases	(73,912)	(53,256)
Proceeds from sale of nuclear fuel	17,614	37,198
Proceeds from nuclear decommissioning trust fund sales	54,469	101,428
Investment in nuclear decommissioning trust funds	(65,584)	(111,032)
Change in money pool receivable - net	—	(6,216)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	17,933	—
Other	106	—
Net cash flow used in investing activities	(563,854)	(376,810)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	661,923	223,882
Retirement of long-term debt	(394,810)	(7,511)
Changes in money pool payable - net	(28,468)	(139,904)
Common equity distributions paid	(89,000)	(36,000)
Other	5,445	(4,825)
Net cash flow provided by financing activities	155,090	35,642

Net increase (decrease) in cash and cash equivalents	(1,065)	45,354
Cash and cash equivalents at beginning of period	5,278	12,915
Cash and cash equivalents at end of period	$4,213	$58,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$79,716	$70,803

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$352	$1,911
Temporary cash investments	3,861	3,367
Total cash and cash equivalents	4,213	5,278
Accounts receivable:
Customer	138,675	140,513
Allowance for doubtful accounts	(5,236)	(6,528)
Associated companies	38,081	45,336
Other	69,155	101,096
Accrued unbilled revenues	135,114	116,816
Total accounts receivable	375,789	397,233
Deferred fuel costs	16,475	139,739
Fuel inventory - at average cost	57,974	51,144
Materials and supplies - at average cost	318,400	288,260
Deferred nuclear refueling outage costs	65,057	56,443
Prepayments and other	50,866	26,576
TOTAL	888,774	964,673

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,326,627	1,199,860
Other	2,306	2,414
TOTAL	1,328,933	1,202,274

UTILITY PLANT
Electric	14,475,635	14,077,844
Construction work in progress	476,253	417,244
Nuclear fuel	177,770	176,174
TOTAL UTILITY PLANT	15,129,658	14,671,262
Less - accumulated depreciation and amortization	5,879,574	5,729,304
UTILITY PLANT - NET	9,250,084	8,941,958

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,862,241	1,810,281
Deferred fuel costs	68,883	68,883
Other	23,784	18,507
TOTAL	1,954,908	1,897,671

TOTAL ASSETS	$13,422,699	$13,006,576

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$415,000	$290,000
Accounts payable:
Associated companies	212,328	276,362
Other	307,962	310,339
Customer deposits	106,383	102,799
Taxes accrued	96,211	100,526
Interest accrued	29,237	18,816
Other	64,726	43,394
TOTAL	1,231,847	1,142,236

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,539,103	1,498,234
Accumulated deferred investment tax credits	27,871	28,472
Regulatory liability for income taxes - net	424,591	435,157
Other regulatory liabilities	583,673	475,758
Decommissioning	1,515,753	1,472,736
Accumulated provisions	53,392	79,998
Pension and other postretirement liabilities	99,010	118,020
Long-term debt	4,023,803	3,876,500
Other	104,713	97,650
TOTAL	8,371,909	8,082,525

Commitments and Contingencies

EQUITY
Member's equity	3,793,970	3,753,990
Noncontrolling interest	24,973	27,825
TOTAL	3,818,943	3,781,815

TOTAL LIABILITIES AND EQUITY	$13,422,699	$13,006,576

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855

Net income (loss)	(1,387)	66,954	65,567
Balance at March 31, 2022	31,723	3,609,699	3,641,422

Net income (loss)	(529)	63,639	63,110
Common equity distributions	—	(36,000)	(36,000)
Distributions to noncontrolling interest	(190)	—	(190)
Balance at June 30, 2022	$31,004	$3,637,338	$3,668,342

Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815

Net income (loss)	(1,629)	61,026	59,397
Common equity distributions	—	(80,000)	(80,000)
Distributions to noncontrolling interest	(104)	—	(104)
Balance at March 31, 2023	26,092	3,735,016	3,761,108

Net income (loss)	(1,006)	67,954	66,948
Common equity distributions	—	(9,000)	(9,000)
Distributions to noncontrolling interest	(113)	—	(113)
Balance at June 30, 2023	$24,973	$3,793,970	$3,818,943

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2023 Compared to Second Quarter 2022

Net income decreased $53.4 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization in May 2022, including a $290 million reduction in income tax expense, partially offset by a $224.4 million ($165.4 million net-of-tax) regulatory charge to reflect its obligation to share the benefits of the securitization with customers. The decrease was partially offset by higher other income, higher retail electric price, and lower other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for discussion of the May 2022 storm cost securitization.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net income increased $39.8 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization in March 2023, including a $133.4 million reduction in income tax expense, partially offset by a $103.4 million ($76.4 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s obligation to share the benefits of the securitization with customers, higher retail electric price, higher other income, and lower other operation and maintenance expenses. The net income increase was partially offset by the net effects of Entergy Louisiana’s storm cost securitization in May 2022, including a $290 million reduction in income tax expense, partially offset by a $224.4 million ($165.4 million net-of-tax) regulatory charge. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the storm cost securitizations.

Operating Revenues

Second Quarter 2023 Compared to Second Quarter 2022

Following is an analysis of the change in operating revenues comparing the second quarter 2023 to the second quarter 2022:

Amount
(In Millions)
2022 operating revenues	$1,515.8
Fuel, rider, and other revenues that do not significantly affect net income	(320.9)
Storm restoration carrying costs	(37.5)
Volume/weather	(7.9)
Return of unprotected excess accumulated deferred income taxes to customers	9.2
Retail electric price	46.9
2023 operating revenues	$1,205.6

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Storm restoration carrying costs represent the equity component of storm restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida restoration costs in May 2022. See Note 2 to the financial statements in the Form 10-K for discussion of the May 2022 storm cost securitization.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and a decrease in commercial and industrial usage. The decreased usage from these commercial and industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018 in response to the enactment of the Tax Cuts and Jobs Act. In the second quarter 2022, $9.2 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for the second quarter 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan proceeding.

Total electric energy sales for Entergy Louisiana for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	3,694	3,824	(3)
Commercial	2,801	2,879	(3)
Industrial	8,014	8,148	(2)
Governmental	206	208	(1)
Total retail	14,715	15,059	(2)
Sales for resale:
Associated companies	678	1,315	(48)
Non-associated companies	464	467	(1)
Total	15,857	16,841	(6)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2023 to the six months ended June 30, 2022:

Amount
(In Millions)
2022 operating revenues	$2,781.8
Fuel, rider, and other revenues that do not significantly affect net income	(300.9)
Volume/weather	(29.5)
Storm restoration carrying costs	(6.9)
Return of unprotected excess accumulated deferred income taxes to customers	18.4
Retail electric price	87.9
2023 operating revenues	$2,550.8

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

Storm restoration carrying costs represent the equity component of storm restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida restoration costs in May 2022, partially offset by the equity component of storm restoration carrying costs, recorded in first quarter 2023, recognized as part of the securitization of Hurricane Ida restoration costs in March 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the storm cost securitizations.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018 in response to the enactment of the Tax Cuts and Jobs Act. In the six months ended June 30, 2022, $18.4 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for the six months ended June 30, 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan proceeding.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Louisiana for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	6,378	6,893	(7)
Commercial	5,248	5,300	(1)
Industrial	15,845	15,754	1
Governmental	400	399	—
Total retail	27,871	28,346	(2)
Sales for resale:
Associated companies	2,355	2,656	(11)
Non-associated companies	688	1,323	(48)
Total	30,914	32,325	(4)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Second Quarter 2023 Compared to Second Quarter 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $11.8 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $7.4 million in power delivery expenses primarily due to lower transmission repairs and maintenance costs;
•a decrease of $7.4 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•a decrease of $6.6 million in nuclear generation expenses primarily due to lower nuclear labor costs; and
•a decrease of $4.9 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to 2022.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes a regulatory charge of $224.4 million, recorded in second quarter 2022, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the May 2022 storm cost securitization. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to an increase of $38.7 million in affiliated dividend income from affiliated preferred membership interests, related to storm cost securitizations, and a $31.6 million charge, recorded

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
in second quarter 2022, for the LURC’s 1% beneficial interest in the storm trust I established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida May 2022 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for discussion of the May 2022 storm cost securitization.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $18.1 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $13 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•a decrease of $9.8 million in power delivery expenses primarily due to lower transmission repairs and maintenance costs and the timing of vegetation maintenance;
•a decrease of $8 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year; and
•a decrease of $6.6 million in nuclear generation expenses primarily due to lower nuclear labor costs and lower costs associated with materials and supplies in 2023 as compared to 2022.

The decrease was partially offset by an increase of $3.2 million in insurance expenses primarily due to lower nuclear insurance refunds received in 2023.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•a regulatory charge of $103.4 million, recorded in first quarter 2023, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the March 2023 storm cost securitization; and
•a regulatory charge of $224.4 million, recorded in second quarter 2022, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the May 2022 storm cost securitization.

In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to an increase of $62.2 million in affiliated dividend income from affiliated preferred membership interests, related to storm cost securitizations, and a $31.6 million charge, recorded in second quarter 2022, for the LURC’s 1% beneficial interest in the storm trust I established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida May 2022 storm cost securitization. The increase was partially offset by a $14.6 million charge, recorded in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 Hurricane Ida storm cost

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
securitization. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the storm cost securitizations.

Income Taxes

The effective income tax rate was 20.7% for the second quarter 2023. The difference in the effective income tax rate for the second quarter 2023 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of a tax rate change.

The effective income tax rate was (9.1%) for the six months ended June 30, 2023. The difference in the effective income tax rate for the six months ended June 30, 2023 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the March 2023 securitization of storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021 and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of a tax rate change. See Notes 2 and 10 to the financial statements herein for a discussion of the March 2023 storm cost securitization under Act 293.

The effective income tax rate was (3,258.7%) for the second quarter 2022. The difference in the effective income tax rate for the second quarter 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, the amortization of excess accumulated deferred income taxes, the amortization of investment tax credits, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes. See Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the May 2022 storm cost securitization under Act 293. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (144.7%) for the six months ended June 30, 2022. The difference in the effective income tax rate for the six months ended June 30, 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and the amortization of excess accumulated deferred income taxes, partially offset by the accrual for state income taxes. See Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the May 2022 storm cost securitization under Act 293. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$56,613	$18,573

Net cash provided by (used in):
Operating activities	928,060	206,713
Investing activities	(2,658,135)	(3,653,859)
Financing activities	2,530,488	3,494,744
Net increase in cash and cash equivalents	800,413	47,598

Cash and cash equivalents at end of period	$857,026	$66,171

Operating Activities

Net cash flow provided by operating activities increased $721.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•the timing of payments to vendors;
•a decrease of $210.8 million in storm spending primarily due to Hurricane Ida restoration efforts in 2022;
•the refund of $27.8 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of these refunds and related proceedings;
•lower fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•higher collections from customers.

Investing Activities

Net cash flow used in investing activities decreased $995.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•a decrease in investment in affiliates due to the $3,163.6 million purchase by the storm trust I of preferred membership interests issued by an Entergy affiliate, partially offset by the $1,390.6 million redemption of preferred membership interests. See Note 2 to the financial statements in the Form 10-K for a discussion of the May 2022 storm cost securitization;
•a decrease of $613.7 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2023;
•a decrease of $283.5 million in net payments to storm reserve escrow accounts;
•a decrease of $162 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2023 and decreased spending on various transmission projects in 2023; and
•the $46.6 million redemption, in February 2023, of preferred membership interests held by the storm trust I, as part of periodic redemptions that are expected to occur, subject to certain conditions, for the preferred membership interests that were issued in connection with the May 2022 storm cost securitization. See Note

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
2 to the financial statements in the Form 10-K for a discussion of the May 2022 storm cost securitization and the storm trust I’s investment in preferred membership interests.

The decrease was partially offset by:

•an increase in investment in affiliates in 2023 due to the $1,457.7 million purchase by the storm trust II of preferred membership interests issued by an Entergy affiliate. See Note 2 to the financial statements herein for a discussion of the March 2023 storm cost securitization and the storm trust II’s investment in preferred membership interests;
•an increase of $95.2 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2023;
•money pool activity; and
•an increase of $31.7 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Increases in Entergy Louisiana’s receivables from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $275.6 million for the six months ended June 30, 2023 compared to decreasing by $7.2 million for the six months ended June 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $964.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•proceeds from securitization of $1.5 billion received by the storm trust II in 2023 compared to proceeds from securitization of $3.2 billion received by the storm trust I in 2022;
•money pool activity; and
•an increase of $35.3 million in common equity distributions paid in 2023 in order to maintain Entergy Louisiana’s capital structure.

The decrease was partially offset by:

•a capital contribution of approximately $1.5 billion in 2023 as compared to a capital contribution of approximately $1 billion in 2022, both received indirectly from Entergy Corporation and related to the March 2023 storm cost securitization and the May 2022 storm cost securitization, respectively;
•the repayment, prior to maturity, in May 2022 of $435 million, a portion of the outstanding principal, of 0.62% Series mortgage bonds due November 2023; and
•a decrease of $99 million in 2023 in net repayments on Entergy Louisiana’s revolving credit facility.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $226.1 million for the six months ended June 30, 2023.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the storm cost securitizations.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Louisiana is primarily due to the $1.5 billion capital contribution received indirectly from Entergy Corporation in March 2023.

	June 30, 2023	December 31, 2022
Debt to capital	48.6%	53.0%
Effect of subtracting cash	(2.0%)	(0.1%)
Net debt to net capital (non-GAAP)	46.6%	52.9%

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
(In Thousands)
$275,559	($226,114)	$7,377	$14,539

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2028.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2023, $20 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2025.  As of June 30, 2023, $56.4 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of June 30, 2023, $49.8 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida were estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana was seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, eligible for recovery from customers. As part of this filing, Entergy Louisiana also was seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount was exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana was requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, eligible for recovery from customers. As discussed in the Form 10-K, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. The parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in December 2022. The settlement agreement contains the following key terms: $2.57 billion of restoration costs from Hurricane Ida, Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and eligible for recovery; carrying costs of $59.2 million were recoverable; and Entergy Louisiana was authorized to finance $1.657 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. In January 2023, the LPSC approved the stipulated settlement subject to certain modifications. These modifications include the recognition of accumulated deferred income tax benefits related to damaged assets and system restoration costs as a reduction of the amount authorized to be financed utilizing the securitization process authorized by Act 55, as supplemented by Act 293, from $1.657 billion to $1.491 billion. These modifications did not affect the LPSC’s conclusion that all system restoration costs sought by Entergy Louisiana were reasonable and prudent. In February 2023 the Louisiana Bond Commission voted to authorize the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA), a political subdivision of the State of Louisiana, to issue the bonds authorized in the LPSC’s financing order.

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

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of April 2023 and the system restoration charge is expected to remain in place for up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust II is required to liquidate Entergy Finance Company preferred membership interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

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

2022 Solar Portfolio and Expansion of the Geaux Green Option

In February 2023, Entergy Louisiana filed an application with the LPSC seeking certification of the Iberville/Coastal Prairie facility, which will provide 175 MW of capacity through a PPA with a third party, and the Sterlington facility, a 49 MW self-build project located near the deactivated Sterlington power plant. Entergy Louisiana is seeking to include these within the portfolio supporting the Geaux Green Option (Rider GGO) rate schedule to help fulfill customer interest in access to renewable energy. Entergy Louisiana has requested the costs of these facilities, as offset by Rider GGO revenues, be deemed eligible for recovery in accordance with the terms of the formula rate plan and fuel adjustment clause rate mechanisms that exist at the time the facilities are placed into service. The Louisiana Energy Users Group and the Alliance for Affordable Energy have intervened, and discovery is underway. A procedural schedule has been established with a hearing scheduled for December 2023 and settlement negotiations are ongoing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Uses of Capital - 2021 Solar Certification and the Geaux Green Option” in the Form 10-K for further discussion of the Rider GGO.

Alternative RFP and Certification

In March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff. Several parties have intervened, and a procedural schedule was established in May 2023 with a hearing scheduled for March 2024.

Nelson Industrial Steam Company

Entergy Louisiana is a partner in the Nelson Industrial Steam Company (NISCO) partnership which owns two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and Entergy Louisiana currently is working with the partners to wind up the NISCO partnership, which will ultimately result in ownership of the generating units transferring to Entergy Louisiana. In May 2023, Entergy Louisiana filed an application with the FERC for transaction authorization pursuant to Section 203 of the Federal Power Act. In June 2023 the LPSC filed a notice to intervene in the proceeding. Entergy Louisiana is evaluating the effect of the transaction on its results of operations, cash flows, and financial condition, but at this time does not expect the effect to be material.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2022 Formula Rate Plan Filing

In May 2023, Entergy Louisiana filed its formula rate plan evaluation report for its 2022 calendar year operations. The 2022 test year evaluation report produced an earned return on common equity of 8.33%, requiring an approximately $70.7 million increase to base rider revenue. Due to a cap for the 2021 and 2022 test years, however, base rider formula rate plan revenues are only being increased by approximately $4.9 million, leaving an ongoing revenue deficiency of approximately $65.9 million and providing for prospective return on common equity opportunity of approximately 8.38%. Other changes in formula rate plan revenue driven by increases in capacity costs, primarily legacy capacity costs, additions eligible for recovery through the transmission recovery mechanism and distribution recovery mechanism, and higher sales during the test period, are offset by reductions in net MISO costs as well as credits for FERC-ordered refunds. Also included in the 2022 test year distribution recovery mechanism revenue requirement is a $6 million credit relating to the distribution recovery mechanism performance accountability standards and requirements. In total, the net increase in formula rate plan revenues, including base formula rate plan revenues inside the formula rate plan bandwidth and subject to the cap, as well as other formula rate plan revenues outside of the bandwidth, is $85.2 million.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and to apply to the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023 and a subsequent filing will be required to permit the LPSC to review the COVID-19 regulatory asset. As of June 30, 2023, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. Waterford 3 is currently in Column 1, and River Bend is currently in Column 2.

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022 and also corrected a subsequent radiation monitor calibration issue. In May 2023 the NRC completed a supplemental inspection of Waterford 3 in accordance with its inspection procedures for nuclear plants in Column 2 and Waterford 3 was returned to Column 1.

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. River Bend will remain in Column 2 pending successful completion of a supplemental inspection.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,191,909	$1,497,942	$2,511,661	$2,735,179
Natural gas	13,703	17,843	39,159	46,578
TOTAL	1,205,612	1,515,785	2,550,820	2,781,757

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	230,365	253,505	605,635	615,579
Purchased power	133,376	420,549	328,310	596,746
Nuclear refueling outage expenses	12,588	10,029	27,861	21,976
Other operation and maintenance	249,717	293,746	496,088	547,747
Decommissioning	18,820	17,911	37,406	35,599
Taxes other than income taxes	61,663	58,566	125,618	120,181
Depreciation and amortization	181,247	171,719	357,342	340,802
Other regulatory charges (credits) - net	(24,767)	203,461	49,229	182,564
TOTAL	863,009	1,429,486	2,027,489	2,461,194

OPERATING INCOME	342,603	86,299	523,331	320,563

OTHER INCOME
Allowance for equity funds used during construction	8,654	2,859	17,715	9,585
Interest and investment income (loss)	31,880	(68,382)	60,723	(84,380)
Interest and investment income - affiliated	81,877	43,203	137,303	75,101
Miscellaneous - net	(42,583)	36,986	(90,668)	52,503
TOTAL	79,828	14,666	125,073	52,809

INTEREST EXPENSE
Interest expense	94,931	92,755	192,102	186,539
Allowance for borrowed funds used during construction	(4,321)	(1,218)	(8,714)	(4,244)
TOTAL	90,610	91,537	183,388	182,295

INCOME BEFORE INCOME TAXES	331,821	9,428	465,016	191,077

Income taxes	68,561	(307,231)	(42,268)	(276,442)

NET INCOME	263,260	316,659	507,284	467,519

Net income attributable to noncontrolling interests	819	258	1,373	258

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$262,441	$316,401	$505,911	$467,261

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)

Net Income	$263,260	$316,659	$507,284	$467,519

Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $653, $181, $943, and $407)	(1,773)	(491)	(2,559)	(1,104)
Other comprehensive loss	(1,773)	(491)	(2,559)	(1,104)

Comprehensive Income	261,487	316,168	504,725	466,415
Net income attributable to noncontrolling interests	819	258	1,373	258
Comprehensive Income Applicable to Member’s Equity	$260,668	$315,910	$503,352	$466,157

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$507,284	$467,519
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	423,535	414,975
Deferred income taxes, investment tax credits, and non-current taxes accrued	185	(198,525)
Changes in working capital:
Receivables	67,807	(114,357)
Fuel inventory	(14,907)	(183)
Accounts payable	(147,001)	(20,380)
Taxes accrued	48,015	(1,686)
Interest accrued	(5,396)	(3,263)
Deferred fuel costs	188,801	(367,321)
Other working capital accounts	(213,571)	(107,409)
Changes in provisions for estimated losses	3,909	294,067
Changes in other regulatory assets	448,144	859,908
Changes in other regulatory liabilities	217,746	(40,596)
Effect of securitization on regulatory asset	(491,150)	(1,190,338)
Changes in pension and other postretirement liabilities	(12,364)	(17,123)
Other	(92,977)	231,425
Net cash flow provided by operating activities	928,060	206,713
INVESTING ACTIVITIES
Construction expenditures	(889,118)	(1,565,051)
Allowance for equity funds used during construction	17,715	9,585
Nuclear fuel purchases	(88,403)	(77,561)
Proceeds from sale of nuclear fuel	16,733	37,634
Receipts from storm reserve escrow account	—	1,000,217
Payments to storm reserve escrow account	(6,602)	(1,290,282)
Purchase of preferred membership interests of affiliate	(1,457,676)	(3,163,572)
Redemption of preferred membership interests of affiliate	46,643	1,390,587
Proceeds from nuclear decommissioning trust fund sales	229,972	411,600
Investment in nuclear decommissioning trust funds	(258,420)	(419,873)
Changes in money pool receivable - net	(275,559)	7,162
Litigation proceeds from settlement agreement	—	5,695
Insurance proceeds received for property damages	6,184	—
Other	396	—
Net cash flow used in investing activities	(2,658,135)	(3,653,859)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	833,484	1,777,192
Retirement of long-term debt	(851,617)	(2,327,116)
Proceeds received by storm trust related to securitization	1,457,676	3,163,572
Capital contributions from parent	1,457,676	1,000,000
Change in money pool payable - net	(226,114)	—
Common equity distributions paid	(160,250)	(125,000)
Other	19,633	6,096
Net cash flow provided by financing activities	2,530,488	3,494,744

Net increase in cash and cash equivalents	800,413	47,598
Cash and cash equivalents at beginning of period	56,613	18,573
Cash and cash equivalents at end of period	$857,026	$66,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$192,861	$183,686
Income taxes	($6,037)	$—

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$260	$50,318
Temporary cash investments	856,766	6,295
Total cash and cash equivalents	857,026	56,613
Accounts receivable:
Customer	246,351	339,291
Allowance for doubtful accounts	(4,871)	(7,595)
Associated companies	349,096	88,896
Other	51,940	53,241
Accrued unbilled revenues	238,146	199,077
Total accounts receivable	880,662	672,910
Deferred fuel costs	—	159,183
Fuel inventory	56,766	41,859
Materials and supplies - at average cost	620,627	555,860
Deferred nuclear refueling outage costs	78,449	53,833
Prepayments and other	208,093	76,646
TOTAL	2,701,623	1,616,904

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,574,605	3,163,572
Decommissioning trust funds	1,973,128	1,779,090
Storm reserve escrow account	300,008	293,406
Non-utility property - at cost (less accumulated depreciation)	401,134	350,723
Other	14,270	19,679
TOTAL	7,263,145	5,606,470

UTILITY PLANT
Electric	27,191,346	27,498,136
Natural gas	308,598	301,719
Construction work in progress	689,520	736,969
Nuclear fuel	272,045	212,941
TOTAL UTILITY PLANT	28,461,509	28,749,765
Less - accumulated depreciation and amortization	10,261,350	10,087,942
UTILITY PLANT - NET	18,200,159	18,661,823

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,608,035	2,056,179
Deferred fuel costs	168,122	168,122
Other	39,389	35,057
TOTAL	1,815,546	2,259,358

TOTAL ASSETS	$29,980,473	$28,144,555

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,010,000	$1,010,000
Accounts payable:
Associated companies	90,509	356,688
Other	452,457	589,355
Customer deposits	165,813	161,666
Taxes accrued	84,019	36,004
Interest accrued	95,940	101,336
Deferred fuel costs	29,618	—
Other	99,325	72,525
TOTAL	2,027,681	2,327,574

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,368,751	2,374,878
Accumulated deferred investment tax credits	95,555	97,868
Regulatory liability for income taxes - net	328,105	337,836
Other regulatory liabilities	1,265,439	1,037,962
Decommissioning	1,780,412	1,736,801
Accumulated provisions	320,223	316,314
Pension and other postretirement liabilities	377,536	389,631
Long-term debt	9,677,807	9,688,922
Other	429,271	343,321
TOTAL	16,643,099	16,323,533

Commitments and Contingencies

EQUITY
Member's equity	11,209,667	9,406,343
Accumulated other comprehensive income	52,811	55,370
Noncontrolling interests	47,215	31,735
TOTAL	11,309,693	9,493,448

TOTAL LIABILITIES AND EQUITY	$29,980,473	$28,144,555

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2021	$—	$8,172,294	$8,278	$8,180,572

Net income	—	150,860	—	150,860
Other comprehensive loss	—	—	(613)	(613)
Distributions declared on common equity	—	(125,000)	—	(125,000)
Other	—	(13)	—	(13)
Balance at March 31, 2022	—	8,198,141	7,665	8,205,806

Net income	258	316,401	—	316,659
Other comprehensive loss	—	—	(491)	(491)
Contributions from parent	—	1,000,000	—	1,000,000
Beneficial interest in storm trust	31,636	—	—	31,636
Other	—	(13)	—	(13)
Balance at June 30, 2022	$31,894	$9,514,529	$7,174	$9,553,597

Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448

Net income	554	243,470	—	244,024
Other comprehensive loss	—	—	(786)	(786)
Contributions from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(160,250)	—	(160,250)
Beneficial interest in storm trust	14,577	—	—	14,577
Distribution to LURC	(470)	—	—	(470)
Other	—	(28)	—	(28)
Balance at March 31, 2023	46,396	10,947,211	54,584	11,048,191

Net income	819	262,441	—	263,260
Other comprehensive loss	—	—	(1,773)	(1,773)
Other	—	15	—	15
Balance at June 30, 2023	$47,215	$11,209,667	$52,811	$11,309,693

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Earnings Applicable to Member’s Equity

Second Quarter 2023 Compared to Second Quarter 2022

Earnings increased $12.9 million primarily due to higher retail electric price and lower other operation and maintenance expenses, partially offset by lower volume/weather, higher depreciation and amortization expenses, and higher interest expense.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Earnings increased $5.7 million primarily due to higher retail electric price, partially offset by lower volume/weather, higher depreciation and amortization expenses, and higher interest expense.

Operating Revenues

Second Quarter 2023 Compared to Second Quarter 2022

Following is an analysis of the change in operating revenues comparing the second quarter 2023 to the second quarter 2022:

Amount
(In Millions)
2022 operating revenues	$405.5
Fuel, rider, and other revenues that do not significantly affect net income	20.0
Retail electric price	27.7
Volume/weather	(8.1)
2023 operating revenues	$445.1

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective August 2022 and April 2023. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,323	1,419	(7)
Commercial	1,105	1,167	(5)
Industrial	565	593	(5)
Governmental	99	106	(7)
Total retail	3,092	3,285	(6)
Sales for resale:
Non-associated companies	1,209	677	79
Total	4,301	3,962	9

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2023 to the six months ended June 30, 2022:

Amount
(In Millions)
2022 operating revenues	$754.5
Fuel, rider, and other revenues that do not significantly affect net income	85.6
Retail electric price	39.8
Volume/weather	(22.3)
2023 operating revenues	$857.6

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective August 2022 and April 2023. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	2,412	2,714	(11)
Commercial	2,120	2,188	(3)
Industrial	1,132	1,154	(2)
Governmental	192	201	(4)
Total retail	5,856	6,257	(6)
Sales for resale:
Non-associated companies	2,773	1,212	129
Total	8,629	7,469	16

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Second Quarter 2023 Compared to Second Quarter 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $2.5 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $1.7 million in transmission costs allocated by MISO; and
•a decrease of $1.7 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to 2022 and lower non-nuclear labor costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Sunflower Solar facility, which was placed in service in September 2022.

Other income decreased primarily due to lower interest income from carrying costs related to the deferred fuel balance.

Interest expense increased primarily due to the issuance of $300 million of 5.0% Series mortgage bonds in May 2023 and the $150 million unsecured term loan drawn in June 2022.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Sunflower Solar facility under HLBV accounting. Entergy Mississippi recorded a regulatory charge of $3.6 million in second quarter 2023 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/losses that would have been allocated to the tax equity partner under its respective ownership percentage in

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $4.4 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter of 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a decrease of $3.5 million in transmission costs allocated by MISO.

The decrease was partially offset by:

•an increase of $1.7 million in power delivery expenses primarily due to higher reliability costs and higher vegetation maintenance costs;
•an increase of $1.6 million in non-nuclear generation expenses primarily due to higher long term service agreement expenses; and
•several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Sunflower Solar facility, which was placed in service in September 2022.

Other income decreased primarily due to lower interest income from carrying costs related to the deferred fuel balance.

Interest expense increased primarily due to the $150 million unsecured term loan drawn in June 2022 and the issuance of $300 million of 5.0% Series mortgage bonds in May 2023.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Sunflower Solar facility under HLBV accounting. Entergy Mississippi recorded a regulatory charge of $5.1 million for the six months ended June 30, 2023 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/losses that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Income Taxes

The effective income tax rates were 25% for the second quarter 2023 and 24.8% for the six months ended June 30, 2023. The differences in the effective income tax rates for the second quarter 2023 and the six months ended June 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

Entergy Mississippi, LLC and Subsidiaries
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

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$16,979	$47,627

Net cash provided by (used in):
Operating activities	173,548	20,404
Investing activities	(276,717)	(295,818)
Financing activities	94,643	253,895
Net decrease in cash and cash equivalents	(8,526)	(21,519)

Cash and cash equivalents at end of period	$8,453	$26,108

Operating Activities

Net cash flow provided by operating activities increased $153.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•higher collections from customers; and
•the timing of payments to vendors.

The increase was partially offset by an increase of $10.8 million in storm spending in 2023 as compared to 2022 and an increase of $9.2 million in interest paid.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities decreased $19.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the initial payment of approximately $105.1 million in May 2022 as compared to the substantial completion payment of approximately $30.4 million in April 2023 for the purchase of the Sunflower Solar facility by a consolidated tax equity partnership. The decrease was partially offset by:

•an increase of $36.7 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2023;
•an increase of $11.2 million in distribution construction expenditures primarily due to increased investment in the reliability and infrastructure of Entergy Mississippi’s distribution system; and
•money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $26.9 million for the six months ended June 30, 2023 compared to decreasing by $37.4 million for the six months ended June 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $159.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•the repayment, prior to maturity, of $250 million of 3.10% Series mortgage bonds in June 2023;
•proceeds received in June 2022 from a $150 million unsecured term loan due December 2023;
•borrowings of $100 million in 2022 on Entergy Mississippi’s credit facility;
•the repayment, prior to maturity, in May 2023, of $50 million of an unsecured term loan due December 2023; and
•$40 million in common equity distributions paid in 2023 in order to maintain Entergy Mississippi’s capital structure.

The decrease was partially offset by:

•the issuance of $300 million of 5.0% Series mortgage bonds in May 2023;
•capital contributions of $25.7 million received in April 2023 as compared to $9.6 million received in May 2022, both from the noncontrolling tax equity investor in MS Sunflower Partnership, LLC and used by the partnership for payments in the acquisition of the Sunflower Solar facility. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase; and
•money pool activity.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow and Entergy Mississippi’s payable to the money pool increased by $104.6 million for the six months ended June 30, 2023.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	June 30, 2023	December 31, 2022
Debt to capital	52.7%	53.4%
Effect of subtracting cash	(0.1%)	(0.2%)
Net debt to net capital (non-GAAP)	52.6%	53.2%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
(In Thousands)
($104,624)	$26,879	$2,984	$40,456

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As of June 30, 2023, Entergy Mississippi had three separate credit facilities in the aggregate amount of $95 million, each of which expired in July 2023. As of June 30, 2023, there were no cash borrowings outstanding under these credit facilities. Also, Entergy Mississippi has a credit facility in the amount of $150 million scheduled to expire in July 2025. As of June 30, 2023, there were no cash borrowings outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of June 30, 2023, $6.7 million in MISO letters of credit and $9.2 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. Commercial operation at the Sunflower Solar facility commenced in September 2022. In April 2023 both Entergy Mississippi and the tax equity investor made additional capital contributions to the tax equity partnership that were

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
then used to make the substantial completion payment of $30.4 million for acquisition of the facility. See Note 14 to the financial statements in the Form 10-K for a discussion of Entergy Mississippi’s investment in the Sunflower Solar facility.

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

In May 2023, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed a 2023 test year filing resulting in a total revenue increase of $26.5 million for 2023. Pursuant to the joint stipulation, Entergy Mississippi’s 2022 look-back filing reflected an earned return on rate base of 6.10% in calendar year 2022, which is below the look-back bandwidth, resulting in a $19.0 million increase in the formula rate plan revenues on an interim basis through June 2024. Entergy Mississippi recorded a regulatory credit of $0.8 million in June 2023 to reflect the increase in the look-back regulatory asset. In addition, certain long-term service agreement and conductor handling costs were authorized for realignment from the formula rate plan to the annual power management and grid modernization riders effective January 2023, resulting in regulatory credits recorded in June 2023 of $4.1 million and $4.3 million, respectively. Also, the amortization of Entergy Mississippi’s COVID-19 bad debt deferral was suspended for calendar year 2023 and will resume in 2024. In June 2023 the MPSC approved the joint stipulation with rates effective in July 2023.

Fuel and purchased power recovery

In June 2023 the MPSC approved the joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2023 formula rate plan filing. The stipulation directed Entergy Mississippi to make a compliance filing to revise its power management cost adjustment factor, to revise its grid modernization cost adjustment factor, and to include a revision to reduce the net energy cost factor to a level necessary to reflect an average natural gas price of $4.50 per MMBtu. The MPSC approved the compliance filing in June 2023, effective for July 2023 bills. See “Retail Rates - 2023 Formula Rate Plan Filing” above for further discussion of the 2023 formula rate plan filing and the joint stipulation agreement.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
RenewABLE Community Option

In January 2022, Entergy Mississippi filed its RenewABLE Community Option (Schedule RCO), an offering for qualifying non-residential customers to subscribe to renewable resource capacity to satisfy their environmental, sustainability, and governance goals. The MPSC approved Schedule RCO in December 2022. Registration for the Schedule RCO launched in May 2023 and subscriptions as of June 30, 2023 totaled 16 MW of the 40 MW available.

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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$445,130	$405,459	$857,558	$754,488

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	140,530	43,671	301,815	110,948
Purchased power	59,140	89,346	122,954	150,558
Other operation and maintenance	68,600	74,898	138,418	140,709
Taxes other than income taxes	35,301	32,484	71,035	65,214
Depreciation and amortization	65,346	60,618	129,375	120,702
Other regulatory charges (credits) - net	(25,947)	23,853	(58,790)	27,760
TOTAL	342,970	324,870	704,807	615,891

OPERATING INCOME	102,160	80,589	152,751	138,597

OTHER INCOME
Allowance for equity funds used during construction	2,169	1,495	4,053	2,573
Interest and investment income	1,319	34	1,783	98
Miscellaneous - net	(3,438)	990	(5,521)	(164)
TOTAL	50	2,519	315	2,507

INTEREST EXPENSE
Interest expense	25,433	21,003	49,377	41,437
Allowance for borrowed funds used during construction	(902)	(658)	(1,685)	(1,123)
TOTAL	24,531	20,345	47,692	40,314

INCOME BEFORE INCOME TAXES	77,679	62,763	105,374	100,790

Income taxes	19,414	13,808	26,169	21,481

NET INCOME	58,265	48,955	79,205	79,309

Net loss attributable to noncontrolling interest	(3,623)	—	(5,764)	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$61,888	$48,955	$84,969	$79,309

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$79,205	$79,309
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	129,375	120,702
Deferred income taxes, investment tax credits, and non-current taxes accrued	26,736	17,628
Changes in assets and liabilities:
Receivables	(6,155)	(38,137)
Fuel inventory	(5,919)	(5,352)
Accounts payable	(32,930)	23,252
Taxes accrued	(45,044)	(36,021)
Interest accrued	(724)	498
Deferred fuel costs	149,189	(124,752)
Other working capital accounts	(25,035)	(36,211)
Provisions for estimated losses	1,731	(194)
Other regulatory assets	(39,846)	3,332
Other regulatory liabilities	(55,443)	15,441
Pension and other postretirement liabilities	(8,261)	(8,004)
Other assets and liabilities	6,669	8,913
Net cash flow provided by operating activities	173,548	20,404

INVESTING ACTIVITIES
Construction expenditures	(276,530)	(230,683)
Allowance for equity funds used during construction	4,053	2,573
Changes in money pool receivable - net	26,879	37,472
Payment for purchase of assets	(30,433)	(105,149)
Increase in other investments	(686)	(31)
Net cash flow used in investing activities	(276,717)	(295,818)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	396,861	249,746
Retirement of long-term debt	(400,000)	—
Capital contributions from noncontrolling interest	25,708	9,595
Change in money pool payable - net	104,624	—
Common equity distributions paid	(40,000)	—
Other	7,450	(5,446)
Net cash flow provided by financing activities	94,643	253,895

Net decrease in cash and cash equivalents	(8,526)	(21,519)
Cash and cash equivalents at beginning of period	16,979	47,627
Cash and cash equivalents at end of period	$8,453	$26,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$48,771	$39,620

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Temporary cash investments	8,427	16,953
Total cash and cash equivalents	8,453	16,979
Accounts receivable:
Customer	112,206	99,504
Allowance for doubtful accounts	(2,371)	(2,472)
Associated companies	7,724	37,673
Other	17,369	34,564
Accrued unbilled revenues	87,090	73,473
Total accounts receivable	222,018	242,742
Deferred fuel costs	—	143,211
Fuel inventory - at average cost	21,467	15,548
Materials and supplies - at average cost	95,976	84,346
Prepayments and other	13,735	9,603
TOTAL	361,649	512,429

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,504	4,512
Storm reserve escrow account	34,304	33,549
Other	841	910
TOTAL	39,649	38,971

UTILITY PLANT
Electric	7,288,046	7,079,849
Construction work in progress	236,022	170,191
TOTAL UTILITY PLANT	7,524,068	7,250,040
Less - accumulated depreciation and amortization	2,351,620	2,264,786
UTILITY PLANT - NET	5,172,448	4,985,254

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	559,306	519,460
Other	26,680	22,650
TOTAL	585,986	542,110

TOTAL ASSETS	$6,159,732	$6,078,764

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$400,000
Accounts payable:
Associated companies	153,510	60,532
Other	162,222	176,162
Customer deposits	90,302	89,668
Taxes accrued	79,861	124,905
Interest accrued	17,484	18,208
Deferred fuel costs	5,978	—
Other	29,338	38,908
TOTAL	638,695	908,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	810,639	780,030
Accumulated deferred investment tax credits	14,393	14,591
Regulatory liability for income taxes - net	196,612	202,058
Other regulatory liabilities	29,868	79,865
Asset retirement cost liabilities	8,010	7,797
Accumulated provisions	39,240	37,509
Pension and other postretirement liabilities	15,266	23,742
Long-term debt	2,228,900	1,931,096
Other	72,659	53,156
TOTAL	3,415,587	3,129,844

Commitments and Contingencies

EQUITY
Member's equity	2,082,159	2,037,190
Noncontrolling interest	23,291	3,347
TOTAL	2,105,450	2,040,537

TOTAL LIABILITIES AND EQUITY	$6,159,732	$6,078,764

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2021	$—	$1,839,568	$1,839,568

Net income	—	30,355	30,355
Balance at March 31, 2022	—	1,869,923	1,869,923

Net income	—	48,955	48,955
Capital contribution from noncontrolling interest	9,595	—	9,595
Balance at June 30, 2022	$9,595	$1,918,878	$1,928,473

Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537

Net income (loss)	(2,141)	23,081	20,940
Common equity distributions	—	(12,500)	(12,500)
Balance at March 31, 2023	1,206	2,047,771	2,048,977

Net income (loss)	(3,623)	61,888	58,265
Common equity distributions	—	(27,500)	(27,500)
Capital contribution from noncontrolling interest	25,708	—	25,708
Balance at June 30, 2023	$23,291	$2,082,159	$2,105,450

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2023 Compared to Second Quarter 2022

Net income decreased $5.7 million primarily due to lower volume/weather, partially offset by higher retail electric price and lower other operation and maintenance expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net income decreased $10.7 million primarily due to lower volume/weather, a higher effective income tax rate, and higher taxes other than income taxes, partially offset by higher retail electric price, lower other operation and maintenance expenses, and higher other income.

Operating Revenues

Second Quarter 2023 Compared to Second Quarter 2022

Following is an analysis of the change in operating revenues comparing the second quarter 2023 to second quarter 2022:

Amount
(In Millions)
2022 operating revenues	$254.2
Fuel, rider, and other revenues that do not significantly affect net income	(57.8)
Volume/weather	(13.6)
Retail electric price	5.2
2023 operating revenues	$188.0

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential and commercial usage and the effect of less favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to a rate increase effective September 2022 in accordance with the terms of the 2022 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	576	669	(14)
Commercial	508	543	(6)
Industrial	97	116	(16)
Governmental	187	206	(9)
Total retail	1,368	1,534	(11)
Sales for resale:
Non-associated companies	551	605	(9)
Total	1,919	2,139	(10)

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2023 to the six months ended June 30, 2022:

Amount
(In Millions)
2022 operating revenues	$452.5
Fuel, rider, and other revenues that do not significantly affect net income	(46.6)
Volume/weather	(18.3)
Retail electric price	9.2
2023 operating revenues	$396.8

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and a decrease in weather-adjusted residential usage.

The retail electric price variance is primarily due to a rate increase effective September 2022 in accordance with the terms of the 2022 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy New Orleans for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,030	1,207	(15)
Commercial	995	1,008	(1)
Industrial	196	210	(7)
Governmental	368	383	(4)
Total retail	2,589	2,808	(8)
Sales for resale:
Non-associated companies	1,594	1,321	21
Total	4,183	4,129	1

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Second Quarter 2023 Compared to Second Quarter 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $1.5 million in bad debt expense;
•a decrease of $0.9 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities and lower health and welfare costs as a result of higher prescription drug rebates in 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $0.8 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to higher interest earned on money pool investments, partially offset by higher net periodic pension and other postretirement benefits non-service costs as a result of an increase in the discount rates used to value the benefits liabilities and the amortization of 2022 trust asset losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $2.4 million in bad debt expense;
•a decrease of $1.8 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities and lower health and welfare costs as a result of higher prescription drug rebates in 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a decrease of $1 million in energy efficiency expenses primarily due to the timing of recovery from customers.

Taxes other than income taxes increased primarily due to increases in local franchise taxes and increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to higher interest earned on money pool investments.

Interest expense increased primarily due to interest on the $34 million regulatory liability recorded when Entergy New Orleans received a refund from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the refund and the related proceedings.

Income Taxes

The effective income tax rates were 29.4% for second quarter 2023 and 30.5% for the six months ended June 30, 2023. The differences in the effective income tax rates for the second quarter and the six months ended June 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 27.2% for second quarter 2022. The difference in the effective income tax rate for second quarter 2022 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 23.4% for the six months ended June 30, 2022. The difference in the effective income tax rate for the six months ended June 30, 2022 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$4,464	$42,862

Net cash provided by (used in):
Operating activities	100,950	55,623
Investing activities	12,900	(81,900)
Financing activities	23,057	9,766
Net increase (decrease) in cash and cash equivalents	136,907	(16,511)

Cash and cash equivalents at end of period	$141,371	$26,351

Operating Activities

Net cash flow provided by operating activities increased $45.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•the timing of payments to vendors;
•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•higher collections from customers;
•the refund of $34 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the refund and the related proceedings; and
•a decrease of $16.9 million in storm spending primarily due to Hurricane Ida restoration efforts in 2022.

The increase was partially offset by higher receipts from associated companies in 2022.

Investing Activities

Entergy New Orleans’s investing activities provided $12.9 million of cash for the six months ended June 30, 2023 compared to using $81.9 million of cash for the six months ended June 30, 2022 primarily due to the following activity:

•money pool activity;
•a decrease of $33.7 million in distribution construction expenditures primarily due to higher capital expenditures for Hurricane Ida storm restoration efforts in 2022, partially offset by increased investment in the reliability and infrastructure of Entergy New Orleans’s distribution system in 2023; and
•an increase of $9.9 million in transmission construction expenditures primarily due to increased investment in the reliability and infrastructure of Entergy New Orleans’s transmission system.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $101.8 million for the six months ended June 30, 2023

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

compared to decreasing by $33.5 million for the six months ended June 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $13.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to additional borrowings of $15 million in May 2023 on an unsecured term loan due June 2024. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	June 30, 2023	December 31, 2022
Debt to capital	52.1%	52.6%
Effect of excluding securitization bonds	(0.4%)	(0.6%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	51.7%	52.0%
Effect of subtracting cash	(5.0%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	46.7%	51.9%

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

Entergy New Orleans’s receivables from the money pool were as follows:

June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
(In Thousands)
$45,487	$147,254	$2,937	$36,410

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2023, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

System Resilience and Storm Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing containing a narrowed list of proposed hardening projects, with final comments on that filing due July 2023. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and approximately $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In July 2023, Entergy New Orleans filed comments in support of its application.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans seeks approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also seeks to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. The filing was subject to review by the City Council and other parties over a 75-day review period. In July 2023, Entergy New Orleans filed a report to decrease its requested formula rate plan revenues by approximately $0.5 million to account for minor errors discovered after the filing. The City Council advisors issued a report seeking a reduction in requested formula rate plan revenues of approximately $8.3 million, combined for electric and gas, due to alleged errors. The City Council advisors proposed additional rate mitigation in the amount of $12 million through offsets to the formula rate plan rate increase by certain regulatory liabilities. The parties have until August 9, 2023 to reach an agreement on the final amount of the formula rate plan revenue increase. If no agreement is reached, Entergy New Orleans has the right to implement its requested rate subject to final resolution through a subsequent litigated proceeding. Resulting rates will be effective with the first billing cycle of September 2023 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Reliability Investigation

As discussed in the Form 10-K, in April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. Entergy New Orleans responded to this resolution in June 2018 and filed a revised reliability plan with the City Council in July 2018. The City Council also approved a resolution that opened a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagreed with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution. In June 2022 the Orleans Civil District Court issued a written judgment that the penalty be set aside, reversed, and vacated. In August 2022 the Orleans Civil District Court issued written reasons for its judgment and also granted a post-judgment motion to remand for the City Council to take actions consistent with its judgment. In April 2023 the City Council approved a resolution that established a procedural schedule to allow for the submission of additional evidence regarding the penalty discussed above. In May 2023, Entergy New Orleans filed with the Orleans Civil District Court a petition for judicial review and (or alternatively) declaratory judgment of, together with a request for injunctive relief from, the City Council’s April 2023 resolution. In June 2023 the City Council filed responsive pleadings requesting the Orleans Civil District Court dismiss the suit as premature. Entergy New Orleans expects to file its opposition to the responsive pleadings by the applicable deadlines.

Also in August 2022 the City Council approved a resolution establishing a 30-day comment period on proposed minimum reliability standards and an associated penalty mechanism. In September 2022, Entergy New Orleans filed comments to the proposed plan including a request for an additional round of comments. In February 2023 the City Council approved a resolution adopting the proposed reliability standards, including a minimum annual performance level for Entergy New Orleans’s distribution system, as well as associated penalty mechanisms. In April 2023, Entergy New Orleans filed the compliance filings required by the resolution for calendar year 2023. The first year for which the City Council may assess a penalty for distribution system reliability performance is calendar year 2024.

Renewable Portfolio Standard Rulemaking

As discussed in the Form 10-K, in May 2021 the City Council approved the draft rule, as amended, establishing the Renewable and Clean Portfolio Standard. In May 2023, Entergy New Orleans submitted its compliance demonstration report to the City Council for the 2022 compliance year, which describes and demonstrates Entergy New Orleans’s compliance with the Renewable and Clean Portfolio Standard in 2022 and satisfies certain informational requirements. Entergy New Orleans requested, among other things, that the City Council determine that Entergy New Orleans achieved the target under the portfolio standard for 2022 and remains within the customer protection cost cap, and that the City Council approve a proposal to recover costs associated with 2022 compliance. In July 2023 intervenors filed comments on the compliance demonstration report, and Entergy New Orleans expects to respond to those comments in August 2023.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$168,216	$224,084	$337,911	$378,730
Natural gas	19,800	30,165	58,925	73,791
TOTAL	188,016	254,249	396,836	452,521

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	18,974	54,815	70,998	98,212
Purchased power	65,929	83,088	132,549	139,558
Other operation and maintenance	38,961	43,715	72,188	77,367
Taxes other than income taxes	14,480	14,444	30,904	28,433
Depreciation and amortization	20,064	17,951	39,639	37,766
Other regulatory charges (credits) - net	2,288	5,354	1,187	9,539
TOTAL	160,696	219,367	347,465	390,875

OPERATING INCOME	27,320	34,882	49,371	61,646

OTHER INCOME
Allowance for equity funds used during construction	280	(449)	730	(80)
Interest and investment income	2,400	68	4,451	92
Miscellaneous - net	(517)	1,221	(744)	950
TOTAL	2,163	840	4,437	962

INTEREST EXPENSE
Interest expense	10,003	8,698	19,622	17,392
Allowance for borrowed funds used during construction	(136)	159	(355)	(40)
TOTAL	9,867	8,857	19,267	17,352

INCOME BEFORE INCOME TAXES	19,616	26,865	34,541	45,256

Income taxes	5,759	7,319	10,542	10,584

NET INCOME	$13,857	$19,546	$23,999	$34,672

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$23,999	$34,672
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	39,639	37,766
Deferred income taxes, investment tax credits, and non-current taxes accrued	10,247	16,265
Changes in assets and liabilities:
Receivables	23,357	9,240
Fuel inventory	3,868	(844)
Accounts payable	(24,536)	3,909
Taxes accrued	(657)	(2,524)
Interest accrued	194	(361)
Deferred fuel costs	4,315	(31,599)
Other working capital accounts	(14,016)	(9,725)
Provisions for estimated losses	3,550	6,319
Other regulatory assets	2,930	24,541
Other regulatory liabilities	30,722	(15,456)
Pension and other postretirement liabilities	(2,454)	(4,741)
Other assets and liabilities	(208)	(11,839)
Net cash flow provided by operating activities	100,950	55,623

INVESTING ACTIVITIES
Construction expenditures	(88,480)	(115,552)
Allowance for equity funds used during construction	730	(80)
Changes in money pool receivable - net	101,767	33,473
Changes in securitization account	555	259
Increase in other investments	(1,672)	—
Net cash flow provided by (used in) investing activities	12,900	(81,900)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	14,641	—
Retirement of long-term debt	(6,073)	(5,916)
Contributions from customer for construction	15,000	15,000
Other	(511)	682
Net cash flow provided by financing activities	23,057	9,766

Net increase (decrease) in cash and cash equivalents	136,907	(16,511)
Cash and cash equivalents at beginning of period	4,464	42,862
Cash and cash equivalents at end of period	$141,371	$26,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$18,719	$17,055
Income taxes	$2	$—

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$27
Temporary cash investments	141,345	4,437
Total cash and cash equivalents	141,371	4,464
Securitization recovery trust account	1,680	2,235
Accounts receivable:
Customer	68,524	93,288
Allowance for doubtful accounts	(7,653)	(11,909)
Associated companies	47,689	149,927
Other	5,992	6,110
Accrued unbilled revenues	35,024	37,284
Total accounts receivable	149,576	274,700
Deferred fuel costs	5,838	10,153
Fuel inventory - at average cost	2,004	5,872
Materials and supplies - at average cost	26,860	22,498
Prepayments and other	19,067	6,312
TOTAL	346,396	326,234

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	832	1,050
Storm reserve escrow account	76,723	75,000
Other	624	675
TOTAL	78,179	76,725

UTILITY PLANT
Electric	1,989,407	1,934,837
Natural gas	396,968	390,252
Construction work in progress	26,582	39,607
TOTAL UTILITY PLANT	2,412,957	2,364,696
Less - accumulated depreciation and amortization	828,664	808,224
UTILITY PLANT - NET	1,584,293	1,556,472

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $7,952 as of June 30, 2023 and $13,363 as of December 31, 2022)	199,182	202,112
Other	51,549	46,778
TOTAL	254,811	252,970

TOTAL ASSETS	$2,263,679	$2,212,401

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$185,000	$170,000
Payable due to associated company	1,306	1,306
Accounts payable:
Associated companies	43,126	53,258
Other	40,231	57,291
Customer deposits	32,299	31,826
Taxes accrued	9,651	10,308
Interest accrued	8,274	8,080
Other	9,271	6,560
TOTAL	329,158	338,629

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	391,231	385,259
Accumulated deferred investment tax credits	16,469	16,481
Regulatory liability for income taxes - net	42,162	39,738
Other regulatory liabilities	49,033	20,735
Asset retirement cost liabilities	4,101	—
Accumulated provisions	90,598	87,048
Long-term debt (includes securitization bonds of $11,745 as of June 30, 2023 and $17,697 as of December 31, 2022)	590,225	596,047
Long-term payable due to associated company	8,279	8,279
Other	15,608	17,369
TOTAL	1,207,706	1,170,956

Commitments and Contingencies

EQUITY
Member's equity	726,815	702,816
TOTAL	726,815	702,816

TOTAL LIABILITIES AND EQUITY	$2,263,679	$2,212,401

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2021	$638,715

Net income	15,126
Balance at March 31, 2022	653,841

Net income	19,546
Balance at June 30, 2022	$673,387

Balance at December 31, 2022	$702,816

Net income	10,142
Balance at March 31, 2023	712,958

Net income	13,857
Balance at June 30, 2023	$726,815

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2023 Compared to Second Quarter 2022

Net income decreased $9 million primarily due to the recognition of the equity component of carrying costs as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022, lower volume/weather, and higher taxes other than income taxes. The decrease was partially offset by higher retail electric price and lower other operation and maintenance expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net income decreased $17.8 million primarily due to the recognition of the equity component of carrying costs as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022, lower volume/weather, higher taxes other than income taxes, and higher interest expense. The decrease was partially offset by higher retail electric price, lower other operation and maintenance expenses, and higher other income.

Operating Revenues

Second Quarter 2023 Compared to Second Quarter 2022

Following is an analysis of the change in operating revenues comparing the second quarter 2023 to the second quarter 2022:

Amount
(In Millions)
2022 operating revenues	$564.6
Fuel, rider, and other revenues that do not significantly affect net income	(92.4)
System restoration carrying costs	(21.7)
Volume/weather	(8.8)
Return of unprotected excess accumulated deferred income taxes to customers	7.2
Retail electric price	15.5
2023 operating revenues	$464.4

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

System restoration carrying costs represent the equity component of system restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. See Note 2 to the financial statements in the Form 10-K for a discussion of the securitization.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018 in response to the enactment of the Tax Cuts and Jobs Act. In the second quarter 2022, $7.2 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for the second quarter 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an interim increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023 and the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective May 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case and the generation cost recovery rider filings.

Total electric energy sales for Entergy Texas for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,667	1,760	(5)
Commercial	1,181	1,231	(4)
Industrial	2,399	2,489	(4)
Governmental	67	67	—
Total retail	5,314	5,547	(4)
Sales for resale:
Associated companies	—	89	(100)
Non-associated companies	136	161	(16)
Total	5,450	5,797	(6)
See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2023 to the six months ended June 30, 2022:

Amount
(In Millions)
2022 operating revenues	$1,037.1
Fuel, rider, and other revenues that do not significantly affect net income	(60.3)
System restoration carrying costs	(21.7)
Volume/weather	(21.4)
Return of unprotected excess accumulated deferred income taxes to customers	13.7
Retail electric price	24.5
2023 operating revenues	$971.9

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

System restoration carrying costs represent the equity component of system restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. See Note 2 to the financial statements in the Form 10-K for a discussion of the securitization.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018 in response to the enactment of the Tax Cuts and Jobs Act. In the six months ended June 30, 2022, $13.7 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for the six months ended June 30, 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•an interim increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023;
•the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective May 2023; and
•an increase in the transmission cost recovery factor rider effective March 2022.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case and the generation cost recovery rider filings. See Note 2 to the financial statements in the Form 10-K for discussion of the transmission cost recovery factor rider filing.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	2,914	3,220	(10)
Commercial	2,241	2,290	(2)
Industrial	4,592	4,753	(3)
Governmental	130	131	(1)
Total retail	9,877	10,394	(5)
Sales for resale:
Associated companies	—	279	(100)
Non-associated companies	239	305	(22)
Total	10,116	10,978	(8)

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Second Quarter 2023 Compared to Second Quarter 2022

Other operation and maintenance expenses decreased primarily due to:

•a gain of $6.9 million on the partial sale of a service center in April 2023 as part of an eminent domain proceeding;
•a decrease of $3 million in transmission costs allocated by MISO; and
•several individually insignificant items.

The decrease was partially offset by an increase of $2.3 million in non-nuclear generation expenses primarily due to higher long-term service agreement expenses.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates effective with the approval of an interim increase in the annual base rate in June 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project.

Interest expense increased primarily due to the issuance of $325 million of 5.00% Series mortgage bonds in August 2022, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a gain of $6.9 million on the partial sale of a service center in April 2023 as part of an eminent domain proceeding;
•a decrease of $5.2 million in transmission costs allocated by MISO;
•a decrease of $2.8 million in power delivery expenses primarily due to a lower scope of work performed in 2023 as compared to prior year and lower transmission repairs and maintenance costs;
•a decrease of $2.8 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a decrease of $2.3 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2023 as compared to prior year.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in gross receipts taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates effective with the approval of an interim increase in the annual base rate in June 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project.

Interest expense increased primarily due to the issuance of $325 million of 5.00% Series mortgage bonds in August 2022 and the issuance of $290.85 million of senior secured system restoration bonds in April 2022, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project.

Income Taxes

The effective income tax rates were 19.6% for the second quarter 2023 and 19.4% for the six months ended June 30, 2023. The differences in the effective income tax rates for the second quarter 2023 and the six months ended June 30, 2023 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,497	$28

Net cash provided by (used in):
Operating activities	308,266	171,727
Investing activities	(319,798)	(326,373)
Financing activities	10,857	177,193
Net increase (decrease) in cash and cash equivalents	(675)	22,547

Cash and cash equivalents at end of period	$2,822	$22,575

Operating Activities

Net cash flow provided by operating activities increased $136.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the timing of recovery of fuel and purchased power costs and higher collections from customers. The increase was partially offset by the timing of payments to vendors, an increase of $29.4 million in income taxes paid in 2023 as a result of higher estimated income tax payments in comparison to 2022, and an increase of $12.2 million in interest paid. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $6.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•money pool activity;
•cash collateral of $30 million posted in 2022 to support Entergy Texas’s obligations to MISO; and
•the partial sale of a service center in April 2023 for $11 million as part of an eminent domain proceeding.

The decrease was partially offset by an increase of $100.1 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station project and an increase of $31.7 million in transmission construction expenditures primarily due to increased investment in the reliability and infrastructure of Entergy Texas's transmission system and higher capital expenditures for storm restoration in 2023.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $98.6 million for the six months ended June 30, 2023 compared

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
to increasing by $1.6 million for the six months ended June 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $166.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the issuance of $290.85 million of senior secured system restoration bonds in April 2022. The activity was partially offset by money pool activity and an increase of $21.1 million in prepaid deposits related to contributions-in-aid-of-construction for generation interconnection agreements as a result of higher deposits in 2023 as compared to 2022.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased $79.6 million for the six months ended June 30, 2022.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to net income in 2023.

	June 30, 2023	December 31, 2022
Debt to capital	50.8%	52.0%
Effect of excluding securitization bonds	(2.4%)	(2.5%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	48.4%	49.5%
Effect of subtracting cash	(0.1%)	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	48.3%	49.5%

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
(In Thousands)
$899	$99,468	$1,643	($79,594)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2028.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of June 30, 2023, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2023, $8.8 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2022 Base Rate Case

As discussed in the Form 10-K, in July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase were changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions reflected in the then-effective distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which have been reset to zero as a result of this proceeding.

In May 2023, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding, except for issues related to electric vehicle charging infrastructure, and Entergy Texas filed an agreed motion for interim rates, subject to refund or surcharge to the extent that the interim rates differ from the final approved rates. The unopposed settlement reflected a base rate increase to be effective and relate back to December 2022 of $54 million, exclusive of, and incremental to, the costs being realigned from the distribution and transmission cost recovery factor riders and the generation cost recovery rider and $4.8 million of rate case expenses to be recovered through a rider over a period of 36 months. The base rate increase of $54 million includes updated depreciation rates and a total annual revenue requirement of $14.5 million for the accrual of a self-insured storm reserve and the recovery of the regulatory assets for the pension and postretirement benefits expense deferral, costs associated with the COVID-19 pandemic, and retired non-advanced metering system electric meters. In May 2023 the ALJ with the State Office of Administrative Hearings granted the motion for interim rates, which became

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
effective in June 2023. Additionally, the ALJ remanded the proceeding, except for the issues related to electric vehicle charging infrastructure, to the PUCT to consider the settlement. In June 2023 the ALJ issued a proposal for decision related to the electric vehicle charging infrastructure issues and which noted recent legislation enacted which permits electric utilities to own and operate such infrastructure. The ALJ’s proposal for decision deferred to the PUCT regarding whether it is appropriate for any vertically integrated electric utility, or Entergy Texas specifically, to own electric vehicle charging infrastructure, and in the event that the PUCT decided ownership is permissible, the ALJ recommended approval of the proposed tariff to charge host customers for utility-owned and operated electric vehicle charging infrastructure sited on customer premises and denial of the proposed tariff to temporarily adjust billing demand charges for separately metered electric vehicle charging infrastructure, citing cost-shifting concerns. In July 2023 the parties filed exceptions and replies to exceptions to the proposal for decision. At its August 3, 2023 open meeting, the PUCT voted to issue a final order approving the unopposed settlement and to consider the issues related to electric vehicle charging infrastructure addressed in the ALJ’s proposal for decision in a separate future proceeding.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in August 2022 the PUCT approved a unanimous settlement agreement adjusting Entergy Texas’s generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility, and rates became effective. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request with rates effective over three months beginning in May 2023.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022. The base rate increase of $54 million in the unopposed settlement filed in the base rate case proceeding in May 2023, which is awaiting PUCT approval, includes an annual revenue requirement of $3.4 million related to recovery of the regulatory asset for costs associated with the COVID-19 pandemic. Entergy Texas began recovery of the regulatory asset with the interim increase in the annual base rate effective in June 2023.

Fuel and purchased power recovery

As discussed in the Form 10-K, in September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2023 municipal intervenors filed testimony proposing a $5.2 million disallowance for fuel purchased during Winter Storm Uri. The PUCT staff proposed no disallowance. Entergy Texas filed rebuttal testimony in April 2023. In May 2023, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give parties additional time to finalize a settlement and cancelling the hearing on the merits previously scheduled for May 2023. In July 2023, Entergy Texas filed an unopposed

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
settlement, supporting testimony, and an agreed motion to admit evidence and remand the proceeding to the PUCT. Pursuant to the unopposed settlement, Entergy Texas would receive no disallowance of fuel costs incurred over the three-year reconciliation period and retain $9.3 million in margins from off-system sales made during the reconciliation period. In July 2023 the ALJ with the State Office of Administrative Hearings granted the motion to admit evidence and remanded the proceeding to the PUCT for consideration of the unopposed settlement. A PUCT decision is expected in September 2023.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$464,430	$564,591	$971,936	$1,037,073

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	63,526	60,855	231,056	134,775
Purchased power	112,883	195,016	220,641	356,106
Other operation and maintenance	63,071	72,589	127,501	147,566
Taxes other than income taxes	28,717	23,482	56,713	43,931
Depreciation and amortization	66,009	57,248	125,400	113,309
Other regulatory charges (credits) - net	1,526	22,399	12,450	35,845
TOTAL	335,732	431,589	773,761	831,532

OPERATING INCOME	128,698	133,002	198,175	205,541

OTHER INCOME
Allowance for equity funds used during construction	6,760	3,163	11,849	5,759
Interest and investment income	846	347	2,263	535
Miscellaneous - net	(1,941)	(409)	(1,502)	(102)
TOTAL	5,665	3,101	12,610	6,192

INTEREST EXPENSE
Interest expense	26,847	23,101	53,809	44,013
Allowance for borrowed funds used during construction	(2,517)	(1,067)	(4,413)	(1,932)
TOTAL	24,330	22,034	49,396	42,081

INCOME BEFORE INCOME TAXES	110,033	114,069	161,389	169,652

Income taxes	21,576	16,584	31,259	21,764

NET INCOME	88,457	97,485	130,130	147,888

Preferred dividend requirements	518	518	1,036	1,036

EARNINGS APPLICABLE TO COMMON STOCK	$87,939	$96,967	$129,094	$146,852

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$130,130	$147,888
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	125,400	113,309
Deferred income taxes, investment tax credits, and non-current taxes accrued	23,480	24,421
Changes in assets and liabilities:
Receivables	12,534	(55,237)
Fuel inventory	(18,082)	16,888
Accounts payable	(5,725)	79,801
Taxes accrued	(45,549)	(7,158)
Interest accrued	(604)	1,923
Deferred fuel costs	98,042	(141,192)
Other working capital accounts	3,129	2,388
Provisions for estimated losses	455	(10)
Other regulatory assets	(19,688)	(143,294)
Other regulatory liabilities	(9,929)	(14,444)
Effect of securitization on regulatory asset	—	153,383
Pension and other postretirement liabilities	(4,191)	(9,475)
Other assets and liabilities	18,864	2,536
Net cash flow provided by operating activities	308,266	171,727

INVESTING ACTIVITIES
Construction expenditures	(448,550)	(304,702)
Allowance for equity funds used during construction	11,849	5,759
Proceeds from sale of assets	11,000	—
Litigation proceeds from settlement agreement	—	4,134
Changes in money pool receivable - net	98,569	(1,643)
Changes in securitization account	7,248	79
Decrease (increase) in other investments	86	(30,000)
Net cash flow used in investing activities	(319,798)	(326,373)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	286,842
Retirement of long-term debt	(8,856)	(29,064)
Change in money pool payable - net	—	(79,594)
Preferred stock dividends paid	(1,036)	(1,024)
Other	20,749	33
Net cash flow provided by financing activities	10,857	177,193

Net increase (decrease) in cash and cash equivalents	(675)	22,547
Cash and cash equivalents at beginning of period	3,497	28
Cash and cash equivalents at end of period	$2,822	$22,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$53,019	$40,816
Income taxes	$30,500	$1,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$500
Temporary cash investments	2,796	2,997
Total cash and cash equivalents	2,822	3,497
Securitization recovery trust account	3,631	10,879
Accounts receivable:
Customer	81,011	115,955
Allowance for doubtful accounts	(1,708)	(2,352)
Associated companies	7,884	115,549
Other	25,733	21,587
Accrued unbilled revenues	95,924	69,208
Total accounts receivable	208,844	319,947
Deferred fuel costs	160,073	258,115
Fuel inventory - at average cost	44,832	26,750
Materials and supplies - at average cost	94,414	93,031
Prepayments and other	13,764	20,568
TOTAL	528,380	732,787

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	237	250
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,196	18,975
TOTAL	19,809	19,601

UTILITY PLANT
Electric	7,626,619	7,409,461
Construction work in progress	613,969	339,139
TOTAL UTILITY PLANT	8,240,588	7,748,600
Less - accumulated depreciation and amortization	2,257,215	2,135,400
UTILITY PLANT - NET	5,983,373	5,613,200

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $260,786 as of June 30, 2023 and $269,523 as of December 31, 2022)	598,370	578,682
Other	96,391	99,694
TOTAL	694,761	678,376

TOTAL ASSETS	$7,226,323	$7,043,964

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$57,241	$70,321
Other	245,062	201,982
Customer deposits	39,666	38,764
Taxes accrued	47,484	93,033
Interest accrued	23,324	23,928
Other	14,068	16,963
TOTAL	426,845	444,991

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	774,147	744,227
Accumulated deferred investment tax credits	8,337	8,711
Regulatory liability for income taxes - net	124,742	132,647
Other regulatory liabilities	43,223	45,247
Asset retirement cost liabilities	11,428	11,121
Accumulated provisions	8,048	7,593
Long-term debt (includes securitization bonds of $266,389 as of June 30, 2023 and $275,064 as of December 31, 2022)	2,888,075	2,895,913
Other	132,923	74,053
TOTAL	3,990,923	3,919,512

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2023 and 2022	49,452	49,452
Paid-in capital	1,050,125	1,050,125
Retained earnings	1,670,228	1,541,134
Total common shareholder's equity	2,769,805	2,640,711
Preferred stock without sinking fund	38,750	38,750
TOTAL	2,808,555	2,679,461

TOTAL LIABILITIES AND EQUITY	$7,226,323	$7,043,964

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206

Net income	—	—	—	50,403	50,403
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2022	38,750	49,452	1,050,125	1,394,764	2,533,091

Net income	—	—	—	97,485	97,485
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2022	$38,750	$49,452	$1,050,125	$1,491,731	$2,630,058

Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461

Net income	—	—	—	41,673	41,673
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2023	38,750	49,452	1,050,125	1,582,289	2,720,616

Net income	—	—	—	88,457	88,457
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2023	$38,750	$49,452	$1,050,125	$1,670,228	$2,808,555

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” below and in Note 2 to the financial statements in the Form 10-K, System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and a prudence complaint challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds which may not be available on terms acceptable to System Energy, or may not be available at all, when required.

Results of Operations

Net Income

Second Quarter 2023 Compared to Second Quarter 2022

System Energy had net income of $25.8 million in the second quarter 2023 compared to a net loss of $380.1 million in the second quarter 2022 primarily due to a regulatory charge of $551 million ($413 million net-of-tax) recorded in the second quarter 2022 to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. The increase was partially offset by the disallowance of the recovery of sale-leaseback lease renewal costs from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans per the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint and the lower authorized rate of return on equity and capital structure limitations on monthly bills issued to Entergy Mississippi per the June 2022 settlement agreement with the MPSC. See Note 2 to the financial statements in the Form 10-K for discussion of the partial settlement agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf sale-leaseback renewal complaint.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

System Energy had net income of $53.3 million for the six months ended June 30, 2023 compared to a net loss of $348.7 million for the six months ended June 30, 2022 primarily due to a regulatory charge of $551 million ($413 million net-of-tax) recorded in the second quarter 2022 to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. The increase was partially offset by the disallowance of the recovery of sale-leaseback lease renewal costs from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans per the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint and the lower authorized rate of return on equity and capital structure limitations on monthly bills issued to Entergy Mississippi per the June 2022 settlement agreement with the MPSC. See Note 2 to the financial statements in the Form 10-K for discussion of the partial settlement agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf sale-leaseback renewal complaint.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rates were 22.8% for the second quarter 2023 and 23.2% for the six months ended June 30, 2023. The differences in the effective income tax rates for the second quarter 2023 and the six months ended June 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rates were 25.2% for the second quarter 2022 and 25.3% for the six months ended June 30, 2022. The differences in the effective income tax rates for the second quarter 2022 and the six months ended June 30, 2022 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,940	$89,201

Net cash provided by (used in):
Operating activities	60,571	82,645
Investing activities	11,262	(94,001)
Financing activities	(26,518)	56,880
Net increase in cash and cash equivalents	45,315	45,524

Cash and cash equivalents at end of period	$48,255	$134,725

Operating Activities

Net cash flow provided by operating activities decreased $22.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:

•aggregate refunds of $103.5 million made in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of these refunds and the related proceedings; and
•refunds of $19.3 million included in May 2023 service month bills under the Unit Power Sales Agreement to reflect the effects of the partial settlement agreement approved by the FERC in April 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Unit Power Sales Agreement complaint.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
The decrease was partially offset by a decrease in spending of $33.8 million on nuclear refueling outages in 2023 as compared to the same period in 2022 and the timing of collections of receivables.

Investing Activities

System Energy’s investing activities provided $11.3 million of cash for the six months ended June 30, 2023 compared to using $94 million of cash for the six months ended June 30, 2022 primarily due to the following activity:

•a decrease of $52.1 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $49.8 million in nuclear construction expenditures primarily due to higher spending in 2022 for Grand Gulf outage projects and upgrades;
•money pool activity; and
•a decrease of $12.2 million in decommissioning trust fund investment activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased $80.1 million for the six months ended June 30, 2023 compared to decreasing by $60.3 million for the six months ended June 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $26.5 million of cash for the six months ended June 30, 2023 compared to providing $56.9 million of cash for the six months ended June 30, 2022 primarily due to the following activity:

•the repayment, at maturity, of $250 million of 4.10% Series mortgage bonds in April 2023;
•the issuance of a $50 million term loan in May 2022, which was repaid, prior to maturity, in March 2023;
•net repayments of $34.8 million in 2023 compared to net long-term borrowings of $57.7 million in 2022 on the nuclear fuel company variable interest entity’s credit facilities;
•the repayment, at maturity, of $50.3 million of 2.5% Series governmental bonds in April 2022; and
•the issuance of $325 million of 6.00% Series mortgage bonds in March 2023.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to net income in 2023 and the net retirement of long-term debt in 2023.

	June 30, 2023	December 31, 2022
Debt to capital	42.9%	45.0%
Effect of subtracting cash	(1.6%)	(0.1%)
Net debt to net capital (non-GAAP)	41.3%	44.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

System Energy’s receivables from the money pool were as follows:

June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
(In Thousands)
$14,880	$94,981	$15,411	$75,745

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2025. As of June 30, 2023, $37.8 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $39 million, which includes interest through June 30, 2023, and the estimated resulting annual rate reduction would be approximately $28 million. As a result of the 2022 settlement agreement with the MPSC, both the estimated refund and rate reduction exclude Entergy Mississippi's portion. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. The estimated refund will continue to accrue interest until a final FERC decision is issued.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure issues. Also in April 2021 the LPSC, the APSC, the MPSC, the City Council, and the FERC trial staff filed briefs on exceptions. Reply briefs opposing exceptions were filed in May 2021 by System Energy, the FERC trial staff, the LPSC, the APSC, the MPSC, and the City Council. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

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

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however, the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

In February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the MPSC settlement, Entergy Mississippi will continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. In March 2023 the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argues that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. Entergy Mississippi’s allocated sale-leaseback renewal costs are estimated at $5.7 million annually for the remaining term of the sale-leaseback renewal.

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

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. System Energy filed answering testimony in January 2022. In March 2022 the FERC trial staff filed direct and answering testimony recommending refunds and prospective modifications to the Unit Power Sales Agreement.

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

In May 2022 the LPSC, the APSC, and the City Council filed rebuttal testimony and asserted new claims. In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony and for the hearing to begin in September 2022. The hearing concluded in December 2022. Also in December 2022, a motion to extend the briefing schedule and the May 2023 deadline for the initial decision was granted.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolves the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provides that System Energy will provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provides that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addresses other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023 the FERC approved the settlement agreement. The refund provided for in the settlement agreement was included in the May 2023 service month bills under the Unit Power Sales Agreement.

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans would total approximately $115 million plus $142 million of interest through June 30, 2023. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

The initial decision is an interim step in the FERC litigation process, and an ALJ’s determination made in an initial decision is not controlling on the FERC. System Energy disagrees with the ALJ’s findings concerning the accumulated deferred income taxes issues and cash working capital. In July 2023, System Energy filed a brief on exceptions to the initial decision’s accumulated deferred income taxes findings. Refunds, if any, that might be required will become due only after the FERC issues its order reviewing the initial decision.

Grand Gulf Prudence Complaint

As discussed in the Form 10-K, in March 2021, the second of the additional complaints was filed at the FERC by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. In November 2022 the FERC issued an order setting the complaint for settlement and hearing procedures. In February 2023 the FERC issued an order denying rehearing and thereby affirming its order setting the complaint for settlement and hearing procedures. In July 2023 the FERC chief ALJ terminated settlement procedures and appointed a presiding ALJ to oversee hearing procedures. The procedural schedule for the hearing has not yet been established.

Based on analysis of the pending litigation, including the May 2023 initial decision in the Unit Power Sales Agreement complaint proceeding, management determined that System Energy’s regulatory liability related to complaints against System Energy as of June 30, 2023 is adequate.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2021 Calendar Year Bills

In March 2023, pursuant to the protocols procedures discussed in Note 2 to the financial statements in the Form 10-K, the LPSC, the APSC, and the City Council filed with the FERC a formal challenge to System Energy’s

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

Unit Power Sales Agreement

As discussed in Note 2 to the financial statements in the Form 10-K, in December 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to adopt updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses. The proposed amendments would result in higher charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In February 2022 the FERC accepted System Entergy’s proposed increased depreciation rates with an effective date of March 1, 2022, subject to refund pending the outcome of the settlement and/or hearing procedures. In June 2023 System Energy filed with the FERC an unopposed offer of settlement that it had negotiated with intervenors to the proceeding. If it is approved by the FERC, the settlement will fully resolve the proceeding.

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

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$138,384	$163,872	$309,956	$305,248

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	18,783	11,610	37,630	19,533
Nuclear refueling outage expenses	6,692	5,320	13,311	11,247
Other operation and maintenance	46,986	54,685	97,186	98,589
Decommissioning	10,391	10,016	20,678	19,933
Taxes other than income taxes	7,728	7,150	15,010	15,001
Depreciation and amortization	35,303	37,777	72,440	67,700
Other regulatory charges (credits) - net	(32,415)	527,515	(38,874)	518,991
TOTAL	93,468	654,073	217,381	750,994

OPERATING INCOME (LOSS)	44,916	(490,201)	92,575	(445,746)

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,605	2,581	3,423	4,628
Interest and investment income (loss)	1,638	(8,959)	7,402	(3,727)
Miscellaneous - net	(1,613)	(2,741)	(10,691)	(4,380)
TOTAL	1,630	(9,119)	134	(3,479)

INTEREST EXPENSE
Interest expense	13,635	9,112	24,126	18,593
Allowance for borrowed funds used during construction	(436)	(409)	(791)	(736)
TOTAL	13,199	8,703	23,335	17,857

INCOME (LOSS) BEFORE INCOME TAXES	33,347	(508,023)	69,374	(467,082)

Income taxes	7,588	(127,875)	16,070	(118,366)

NET INCOME (LOSS)	$25,759	($380,148)	$53,304	($348,716)

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$53,304	($348,716)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	125,741	104,296
Deferred income taxes, investment tax credits, and non-current taxes accrued	17,865	(124,202)
Changes in assets and liabilities:
Receivables	13,558	(14,753)
Accounts payable	(26,332)	(27,368)
Prepaid taxes and taxes accrued	(10,704)	(2,664)
Interest accrued	3,035	(247)
Other working capital accounts	5,569	(41,234)
Other regulatory assets	(16,683)	(22,768)
Other regulatory liabilities	27,611	338,280
Pension and other postretirement liabilities	(4,758)	(7,494)
Other assets and liabilities	(127,635)	229,515
Net cash flow provided by operating activities	60,571	82,645

INVESTING ACTIVITIES
Construction expenditures	(54,140)	(100,953)
Allowance for equity funds used during construction	3,423	4,628
Nuclear fuel purchases	(31,822)	(77,704)
Proceeds from sale of nuclear fuel	25,091	18,845
Increase in other investments	(4)	—
Proceeds from nuclear decommissioning trust fund sales	151,463	177,584
Investment in nuclear decommissioning trust funds	(162,850)	(176,735)
Changes in money pool receivable - net	80,101	60,334
Net cash flow provided by (used in) investing activities	11,262	(94,001)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	585,898	556,696
Retirement of long-term debt	(612,416)	(499,816)
Net cash flow provided by (used in) financing activities	(26,518)	56,880

Net increase in cash and cash equivalents	45,315	45,524
Cash and cash equivalents at beginning of period	2,940	89,201
Cash and cash equivalents at end of period	$48,255	$134,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$20,289	$19,454

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,015	$78
Temporary cash investments	46,240	2,862
Total cash and cash equivalents	48,255	2,940
Accounts receivable:
Associated companies	65,892	158,601
Other	5,195	6,145
Total accounts receivable	71,087	164,746
Materials and supplies - at average cost	147,318	135,346
Deferred nuclear refueling outage costs	19,681	33,377
Prepaid taxes	3,107	—
Prepayments and other	12,426	9,097
TOTAL	301,874	345,506

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,260,251	1,142,914
TOTAL	1,260,251	1,142,914

UTILITY PLANT
Electric	5,461,317	5,425,449
Construction work in progress	99,337	102,987
Nuclear fuel	146,230	193,004
TOTAL UTILITY PLANT	5,706,884	5,721,440
Less - accumulated depreciation and amortization	3,439,474	3,412,257
UTILITY PLANT - NET	2,267,410	2,309,183

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	431,804	415,121
Other	898	1,422
TOTAL	432,702	416,543

TOTAL ASSETS	$4,262,237	$4,214,146

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$46	$300,037
Accounts payable:
Associated companies	11,431	21,701
Other	30,897	58,178
Taxes accrued	—	7,597
Interest accrued	14,626	11,591
Sale-leaseback/depreciation regulatory liability	—	103,497
Other	4,065	4,071
TOTAL	61,065	506,672

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	395,069	376,070
Accumulated deferred investment tax credits	44,004	44,692
Regulatory liability for income taxes - net	109,366	110,840
Other regulatory liabilities	797,606	665,024
Decommissioning	1,063,139	1,042,461
Pension and other postretirement liabilities	35,992	40,750
Long-term debt	752,923	477,868
Other	2	2
TOTAL	3,198,101	2,757,707

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2023 and 2022	1,086,850	1,086,850
Accumulated deficit	(83,779)	(137,083)
TOTAL	1,003,071	949,767

TOTAL LIABILITIES AND EQUITY	$4,262,237	$4,214,146

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2021	$951,850	$139,510	$1,091,360

Net income	—	31,432	31,432
Balance at March 31, 2022	951,850	170,942	1,122,792

Net loss	—	(380,148)	(380,148)
Balance at June 30, 2022	$951,850	($209,206)	$742,644

Balance at December 31, 2022	$1,086,850	($137,083)	$949,767

Net income	—	27,545	27,545
Balance at March 31, 2023	1,086,850	(109,538)	977,312

Net income	—	25,759	25,759
Balance at June 30, 2023	$1,086,850	($83,779)	$1,003,071

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2023-4/30/2023	—	$—	—	$350,052,918
5/01/2023-5/31/2023	—	$—	—	$350,052,918
6/01/2023-6/30/2023	—	$—	—	$350,052,918
Total	—	$—	—

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
(b)Maximum dollar amount of shares that may yet be repurchased relates only to the $500 million share repurchase program plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Rule 10b5-1 Trading Agreements

During the three months ended June 30, 2023, no director or officer of Entergy or any of the Registrant Subsidiaries adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

NRC Reactor Oversight Process

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022 and also corrected a subsequent radiation monitor calibration issue. In May 2023 the NRC completed a supplemental inspection of Waterford 3 in accordance with its inspection procedures for nuclear plants in Column 2 and Waterford 3 was returned to Column 1.

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. River Bend will remain in Column 2 pending successful completion of a supplemental inspection.

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. Following are updates to that discussion.

Hazardous Air Pollutants

As discussed in the Form 10-K, the EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In April 2023 the EPA issued a regulatory proposal to revise portions of the MATS rule, including a proposed reduction to the emission limit for filterable particulate matter. If finalized, the proposed lower filterable particulate matter emission limitation could require additional capital investment and/or additional other operation and maintenance expenditures at Entergy’s coal-fired generating units. Entergy is closely monitoring this rulemaking, in part through its various trade associations.

Good Neighbor Plan/Cross-State Air Pollution Rule

In March 2023 the EPA released its final Federal Implementation Plan (FIP), known as the Good Neighbor Plan, to address interstate transport for the 2015 ozone NAAQS which will increase the stringency of the Cross-State Air Pollution Rule (CSAPR) program in all four of the states where the Utility operating companies operate. The FIP will significantly reduce ozone season nitrogen oxides (NOx) emission allowance budgets and allocations for electric generating units. Entergy is currently assessing its compliance options for the FIP. This may include the installation of post-combustion NOx emissions controls on certain coal or large legacy gas units that will operate beyond 2026 and are not currently equipped with such controls. Since the release of the proposed rule in April 2022, the price for Group 3 ozone season NOx emission allowances has fluctuated significantly, peaking at over $45,000 per allowance in late August 2022, and has recently ranged between $8,000 to $10,000 per allowance. Prior to issuance of the FIP, in February 2023 the EPA issued related State Implementation Plan (SIP) disapprovals for many states, including the four states in which the Utility operating companies operate, and these SIP disapprovals are the subject of many legal challenges, including a petition for review filed by Entergy Louisiana challenging the disapproval of Louisiana’s SIP. Stays of the SIP disapprovals have been granted in all four states in which the Utility operating companies operate, and the Good Neighbor Plan will not go into effect while the stays are in place. Decisions on the merits regarding the SIP disapprovals are not expected until 2024. The final FIP also is subject to numerous legal challenges.

Greenhouse Gas Emissions

In May 2023 the EPA proposed several rules regulating greenhouse gas emissions from new and existing (coal and gas-fired) power plants. If finalized, the proposed requirements for existing “large and frequently used” gas turbine generating units could require significant investments in carbon dioxide (CO2) emission reduction technologies at certain of Entergy’s existing gas turbine units with a capacity of greater than 300 MW per combustion turbine and which operate at an annual capacity factor of greater than 50 percent. Comments are due in August 2023. Entergy is closely monitoring this rulemaking, in part through its various trade associations.

Coal Combustion Residuals

As discussed in the Form 10-K, in April 2015 the EPA published the final coal combustion residuals (CCR) rule. In May 2023 the EPA released a proposed rule establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (i.e., non-containerized CCR located at a regulated CCR facility). Entergy does not have any legacy impoundments; however, the proposed definition of CCR management units appears to regulate on-site areas where CCR was beneficially used. This is contrary to the current CCR rule which exempts beneficial uses that meet certain criteria. Comments on the proposed rule were due in July 2023 and Entergy is monitoring the rulemaking, in part through its trade associations.

Item 6.  Exhibits

3(a) -	Certificate of Amendment to the Restated Certificate of Incorporation of Entergy Corporation, dated May 9, 2023 (3.1(i) to Form 8-K filed May 10, 2023 in 1-11299).

*3(b) -	Restated Certificate of Incorporation of Entergy Corporation, dated July 28, 2023.

4(a) -	Forty-first Supplemental Indenture, dated as of May 1, 2023, to Mortgage and Deed of Trust of Entergy Mississippi, dated as of February 1, 1988 (4.73 to Form 8-K filed May 12, 2023 in 1-31508).

4(b) -
First Amendment to Credit Agreement, dated as of May 31, 2023, by and among Entergy New Orleans, as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (4(a) to Form 8-K filed June 1, 2023 in 1-35747).

*4(c) -	Early Opt-In and Conforming Changes Amendment, dated as of June 27, 2023, by and between Entergy New Orleans, as Borrower, and Bank of America, N.A. as Administrative Agent and LC Issuing Bank.

*4(d) -	First Amendment to Credit Agreement, dated as of June 29, 2023, by and among Entergy Corporation, as Borrower, the Lender parties thereto, and Citibank, N.A., as Administrative Agent.

*4(e) -
Second Extension to Credit Agreement, dated as of June 29, 2023, by and among Entergy Corporation, as Borrower, the Lender parties thereto, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(f) -
Second Extension to Credit Agreement, dated as of June 29, 2023, by and among Entergy Arkansas, as Borrower, the Lender parties thereto, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(g) -
Second Extension to Credit Agreement, dated as of June 29, 2023, by and among Entergy Louisiana, as Borrower, the Lender parties thereto, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(h) -	Extension to Credit Agreement, dated as of June 29, 2023, by and among Entergy Mississippi, as Borrower, the Lender parties thereto, and Citibank, N.A., as Administrative Agent.

*4(i) -	Second Extension to Credit Agreement, dated as of June 29, 2023, by and among Entergy Texas, as Borrower, the Lender parties thereto, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

+10(a) -	Amendment No. 1 to 2019 Entergy Corporation Omnibus Incentive Plan, dated May 5, 2023 (99.2 to Form 8-K filed May 10, 2023 in 1-11299).

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

*	Filed herewith.
**	Furnished, not filed, herewith.
+	Management contracts or compensatory plans or arrangements

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

Date:    August 3, 2023