Form 10-Q
period 2023-09-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2023-11-02
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 31, 2023
Entergy Corporation	($0.01 par value)	211,473,074

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2022 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•effects of climate change, including the potential for increases in extreme weather events, such as hurricanes or wildfires, and sea levels or coastal land and wetland loss;
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
•the effects of government investigations, proceedings, or audits;
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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2022, filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
GAAP	Generally Accepted Accounting Principles
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
HLBV	Hypothetical liquidation at book value

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in April 2020 and was sold in May 2021
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in April 2021 and was sold in May 2021
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
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

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution in portions of Louisiana
Utility operating companies	Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), previously owned as a part of Entergy’s non-utility business, which ceased power production in December 2014 and was disposed of in January 2019
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, owned by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana. See “Planned Sale of Gas Distribution Businesses” below for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana gas distribution businesses.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022 and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable segment. Remaining business activity previously reported under Entergy Wholesale Commodities is now included under Parent & Other. Historical segment financial information presented herein has been restated for the third quarter 2022 and the nine months ended September 30, 2022 to reflect the change in reportable segments. The change in reportable segments had no effect on Entergy’s consolidated financial statements or historical segment financial information for the Utility reportable segment. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s business segments.

Results of Operations

Third Quarter 2023 Compared to Third Quarter 2022

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the third quarter 2023 to the third quarter 2022 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2022 Net Income (Loss) Attributable to Entergy Corporation	$672,368	($111,779)	$560,589

Operating revenues	(597,376)	(25,717)	(623,093)
Fuel, fuel-related expenses, and gas purchased for resale	(643,951)	(15,369)	(659,320)
Purchased power	(98,305)	(7,385)	(105,690)
Other regulatory charges (credits) - net	(40,206)	—	(40,206)
Other operation and maintenance	(32,682)	(8,700)	(41,382)
Asset write-offs, impairments, and related charges (credits)	78,434	(40,213)	38,221
Taxes other than income taxes	8,088	(490)	7,598
Depreciation and amortization	(13,261)	(154)	(13,415)
Other income (deductions)	10,785	(14,765)	(3,980)
Interest expense	18,096	9,885	27,981
Other expenses	2,421	2	2,423
Income taxes	47,901	(5,016)	42,885
Preferred dividend requirements of subsidiaries and noncontrolling interests	7,666	—	7,666
2023 Net Income (Loss) Attributable to Entergy Corporation	$751,576	($84,821)	$666,755

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Third quarter 2023 results of operations include write-offs of $78 million ($59 million net-of-tax), recorded at Utility, as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and Entergy Arkansas’s October 2023 commitment to the APSC.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2023 to the third quarter 2022:

Amount
(In Millions)
2022 operating revenues	$4,157
Fuel, rider, and other revenues that do not significantly affect net income	(882)
Return of unprotected excess accumulated deferred income taxes to customers	16
Retail one-time bill credit	37
Retail electric price	89
Volume/weather	142
2023 operating revenues	$3,559

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In third quarter 2022, $16 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Utility operating companies for third quarter 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail one-time bill credit represents the disbursement of settlement proceeds, in third quarter 2022, in the form of a one-time bill credit provided to Entergy Mississippi’s retail customers during the September 2022 billing cycle as a result of the System Energy settlement agreement with the MPSC. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2023;
•increases in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022 and September 2023;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2023 and July 2023;
•an increase in Entergy New Orleans’s formula rate plan rates effective September 2022; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•an increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023, at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales.

Total electric energy sales for Utility for the three months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	12,661	11,272	12
Commercial	8,648	8,223	5
Industrial	13,781	13,926	(1)
Governmental	700	702	—
Total retail	35,790	34,123	5
Sales for resale	3,916	4,809	(19)
Total	39,706	38,932	2

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $776 million for the third quarter 2022 to $743 million for the third quarter 2023 primarily due to:

•a decrease of $17 million in nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year and lower nuclear labor costs;
•a decrease of $11 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs; and
•a decrease of $8 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Asset write-offs, impairments, and related charges (credits) includes the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and Entergy Arkansas’s October 2023 commitment to the APSC.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to a reduction in depreciation expense of $41 million at System Energy as a result of the approval by the FERC in August 2023 of the settlement establishing updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement. The decrease was partially offset by additions to plant in service and an increase in depreciation rates at Entergy Texas, effective in June 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Unit Power Sales Agreement depreciation amendment proceeding. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing at Entergy Texas.

Other regulatory charges (credits) - net includes:

•a regulatory credit of $37 million, recorded by Entergy Mississippi in third quarter 2022, to reflect a one-time bill credit to customers as a result of the System Energy settlement agreement with the MPSC. This regulatory credit offsets a reduction in gross revenue from the bill credits provided to customers in the September 2022 billing cycle. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds;
•regulatory credits of $23 million, recorded by Entergy Mississippi in third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 formula rate plan filing; and
•the reversal in third quarter 2023 of $22 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to an increase of $26 million in intercompany dividend income from affiliated preferred membership interests, related to storm cost securitizations, and a decrease in charitable donations in 2023 as compared to the same period in 2022. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary. The increase was partially offset by:

•lower interest income from carrying costs related to deferred fuel balances;
•an increase in net periodic pension non-service costs as a result of a non-qualified pension settlement charge recorded in third quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•changes in decommissioning trust fund activity.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Louisiana storm cost securitizations.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $425 million of 5.15% Series mortgage bonds in January 2023;
•the issuance by Entergy Texas of $325 million of 5.00% Series mortgage bonds in August 2022;
•the issuance by Entergy Texas of $350 million of 5.80% Series mortgage bonds in August 2023; and
•the issuance by System Energy of $325 million of 6.00% Series mortgage bonds in March 2023.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
The increase was partially offset by the repayment by System Energy of $250 million of 4.10% Series mortgage bonds in April 2023.

Parent and Other

Asset write-offs, impairments, and related charges (credits) includes the effects of recording a final judgment of $40 million in third quarter 2023 to resolve claims in the Indian Point 2 fourth round and Indian Point 3 third round combined damages case against the DOE. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income of $26 million from affiliated preferred membership interests, as discussed above, partially offset by higher non-service pension income. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to higher variable interest rates on commercial paper in 2023. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rate was 25.3% for the third quarter 2023. The difference in the effective income tax rate for the third quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes.

The effective income tax rate was 24.9% for the third quarter 2022. The difference in the effective income tax rate for the third quarter 2022 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and a provision recorded for uncertain tax positions, partially offset by the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2022 Net Income (Loss) Attributable to Entergy Corporation	$1,165,569	($168,877)	$996,692

Operating revenues	(865,064)	(204,066)	(1,069,130)
Fuel, fuel-related expenses, and gas purchased for resale	(449,003)	(47,099)	(496,102)
Purchased power	(489,036)	(12,083)	(501,119)
Other regulatory charges (credits) - net	(847,672)	—	(847,672)
Other operation and maintenance	(123,001)	(83,489)	(206,490)
Asset write-offs, impairments, and related charges (credits)	78,434	123,108	201,542
Taxes other than income taxes	35,807	(11,586)	24,221
Depreciation and amortization	34,701	(8,992)	25,709
Other income (deductions)	99,978	(16,907)	83,071
Interest expense	54,368	21,832	76,200
Other expenses	17,872	(46,612)	(28,740)
Income taxes	422,609	(30,757)	391,852
Preferred dividend requirements of subsidiaries and noncontrolling interests	2,298	—	2,298
2023 Net Income (Loss) Attributable to Entergy Corporation	$1,663,106	($294,172)	$1,368,934

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the nine months ended September 30, 2023 include: (1) a $129 million reduction in income tax expense as a result of the Hurricane Ida securitization in March 2023, which also resulted in a $103 million ($76 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding; and (2) write-offs of $78 million ($59 million net-of-tax), recorded at Utility, as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. See Notes 2 and 10 to the financial statements herein for further discussion of the Entergy Louisiana March 2023 storm cost securitization. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and Entergy Arkansas’s October 2023 commitment to the APSC.

Results of operations for the nine months ended September 30, 2022 include: (1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; (2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida May 2022 securitization financing, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding; and (3) a gain of $166 million ($130 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges (credits),” as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy settlement agreement with the MPSC. See Notes 2 and 3 to the financial

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
statements in the Form 10-K for further discussion of the Entergy Louisiana May 2022 storm cost securitization. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Palisades plant.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Amount
(In Millions)
2022 operating revenues	$10,191
Fuel, rider, and other revenues that do not significantly affect net income	(1,232)
Storm restoration carrying costs	(29)
Volume/weather	21
Retail one-time bill credit	37
Return of unprotected excess accumulated deferred income taxes to customers	50
Retail electric price	288
2023 operating revenues	$9,326

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

The volume/weather variance is primarily due to the effect of more favorable weather on commercial sales.

The retail one-time bill credit represents the disbursement of settlement proceeds, in third quarter 2022, in the form of a one-time bill credit provided to Entergy Mississippi’s retail customers during the September 2022 billing cycle as a result of the System Energy settlement agreement with the MPSC. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the nine months ended September 30, 2022, $50 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Utility operating companies for the nine months ended September 30, 2023. There was no effect on net income as the reductions in operating

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2023;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022;
•increases in Entergy Mississippi’s formula rate plan rates effective August 2022, April 2023, and July 2023;
•an increase in Entergy New Orleans’s formula rate plan rates effective September 2022; and
•an increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023, at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Total electric energy sales for Utility for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	28,963	29,218	(1)
Commercial	21,865	21,697	1
Industrial	39,823	39,903	—
Governmental	1,887	1,928	(2)
Total retail	92,538	92,746	—
Sales for resale	11,589	12,371	(6)
Total	104,127	105,117	(1)

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $2,130 million for the nine months ended September 30, 2022 to $2,007 million for the nine months ended September 30, 2023 primarily due to:

•a decrease of $50 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in second quarter 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $39 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•a decrease of $23 million in nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year and lower nuclear labor costs;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•a decrease of $17 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year;
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

The decrease was partially offset by an increase of $13 million in insurance expenses primarily due to lower nuclear insurance refunds received in 2023.

Asset write-offs, impairments, and related charges (credits) includes the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and Entergy Arkansas’s October 2023 commitment to the APSC.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates at Entergy Texas, effective in June 2023, partially offset by a reduction in depreciation expense of $41 million at System Energy as a result of the approval by the FERC in August 2023 of the settlement establishing updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing at Entergy Texas. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Unit Power Sales Agreement depreciation amendment proceeding.

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
•a regulatory credit of $37 million, recorded by Entergy Mississippi in third quarter 2022, to reflect a one-time bill credit to customers as a result of the System Energy settlement with the MPSC. This regulatory credit offsets a reduction in gross revenue from the bill credits provided to customers in the September 2022 billing cycle. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds;
•regulatory credits of $23 million, recorded by Entergy Mississippi in third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 formula rate plan filing;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•the reversal in third quarter 2023 of $22 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case; and
•a regulatory charge of $551 million, recorded by System Energy in second quarter 2022, to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements in the Form 10-K for discussion of the partial settlement agreement.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•an increase of $88 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitizations. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary;
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

The increase was partially offset by:

•an increase in net periodic pension non-service costs as a result of a non-qualified pension settlement charge recorded in third quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a decrease of $17 million in the amount of storm restoration carrying costs recognized in 2023 as compared to 2022, primarily related to Hurricane Ida.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Louisiana storm cost securitizations.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $425 million of 5.15% Series mortgage bonds in January 2023;
•the issuance by Entergy Louisiana of $500 million of 4.75% Series mortgage bonds in August 2022;
•the issuance by Entergy Texas of $325 million of 5.00% Series mortgage bonds in August 2022;
•the issuance by Entergy Texas of $350 million of 5.80% Series mortgage bonds in August 2023; and
•the issuance by System Energy of $325 million of 6.00% Series mortgage bonds in March 2023.

The increase was partially offset by the repayment by Entergy Louisiana of $200 million of 3.30% Series mortgage bonds in December 2022 and the repayment by System Energy of $250 million of 4.10% Series mortgage bonds in April 2023.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Parent and Other

Operating revenues decreased primarily due to the absence of revenues from Palisades, after it was shut down in May 2022.

Other operation and maintenance expenses decreased primarily due to the absence of expenses from Palisades, after it was shut down in May 2022.

Asset write-offs, impairments, and related charges (credits) includes a gain of $166 million as a result of the sale of the Palisades plant in June 2022 and the effects of recording a final judgment of $40 million in third quarter 2023 to resolve claims in the Indian Point 2 fourth round and Indian Point 3 third round combined damages case against the DOE. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

Taxes other than income taxes decreased primarily due to decreases in employment taxes due to the absence of expenses from Palisades, after its sale in June 2022.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Palisades, after it was shut down in May 2022.

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income of $88 million from affiliated preferred membership interests, as discussed above, substantially offset by losses on Palisades decommissioning trust fund investments in 2022, higher non-service pension income, and higher interest income primarily due to higher interest rates. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to higher variable interest rates on commercial paper in 2023, partially offset by the redemption by Entergy of $650 million of 4.00% Series senior notes in June 2022. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Other expenses decreased primarily due to the absence of decommissioning expense and nuclear refueling outage expense as a result of the shutdown and sale of Palisades in second quarter 2022.

See Note 14 to the financial statements in the Form 10-K for a discussion of the shutdown and sale of the Palisades plant.

Income Taxes

The effective income tax rate was 17.1% for the nine months ended September 30, 2023. The difference in the effective income tax rate for the nine months ended September 30, 2023 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the March 2023 securitization of storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes. See Notes 2 and 10 to the financial statements herein for a discussion of the Entergy Louisiana March 2023 storm cost securitization under Act 293.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

The Inflation Reduction Act of 2022 (IRA), signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power plants. In June 2023 the IRS issued temporary and proposed regulations related to applicable tax credit transferability and direct pay provisions of the IRA. In August 2023 the IRS issued proposed regulations related to the prevailing wage and apprenticeship requirements under the IRA. Entergy and the Registrant Subsidiaries are closely monitoring any potential impact associated with such federal tax incentives to assess the expected future effects on their results of operations, cash flows, and financial condition. There are no effects on the financial statements of Entergy or the Registrant Subsidiaries as of and for the three and nine months ended September 30, 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the IRA, including Entergy’s estimates regarding the new corporate alternative minimum tax.

Planned Sale of Gas Distribution Businesses

On October 28, 2023, Entergy New Orleans and Entergy Louisiana each entered into separate purchase and sale agreements with respect to the sale of their respective regulated natural gas local distribution company businesses to two separate affiliates of Bernhard Capital Partners Management LP. Under the purchase and sale agreements, Entergy New Orleans has agreed to sell its regulated natural gas local distribution company business serving customers in the Parish of Orleans, Louisiana, and Entergy Louisiana has agreed to sell its regulated natural gas local distribution company business serving customers in the Parish of East Baton Rouge, Louisiana.

The base purchase price to be paid by the buyer of the Entergy New Orleans gas business is $285.5 million, and the base purchase price to be paid by the buyer of the Entergy Louisiana gas business is $198 million, in each case subject to certain adjustments at the closing of the transactions. Each purchase and sale agreement contains customary representations, warranties, and covenants related to the applicable business and the respective transactions. Between the date of the purchase and sale agreements and the completion of the transactions, Entergy New Orleans and Entergy Louisiana have each agreed to operate the respective gas businesses in the ordinary course of business and to certain other operating covenants.

The transactions will proceed in two phases: (1) an “Initial Phase” prior to regulatory approvals in connection with both transactions; and (2) a “Second Phase” following regulatory approvals in connection with both transactions to the extent that certain conditions are satisfied or (where permissible) waived for both transactions. These regulatory approvals include the approval of the City Council for the sale of the Entergy New Orleans gas business and the approval of the LPSC and the Metropolitan Council for the City of Baton Rouge and Parish of East Baton Rouge for the sale of the Entergy Louisiana gas business. Additionally, while approval of the transactions is

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
generally not required from the FERC, the parties will seek a waiver of the FERC’s capacity release rules, as applicable.

The purchase and sale agreements may be terminated by any party if the Second Phase does not start within 15 months of October 28, 2023 (or within 18 months if the only remaining conditions to starting the Second Phase are obtaining the regulatory approvals). The consummation of each of the transactions is subject to satisfaction of certain customary closing conditions, including the receipt of the regulatory approvals, clearance under the Hart-Scott Rodino Act, and the concurrent closing of the other transaction. Under the purchase and sale agreements, the closing of the transactions is not required to occur earlier than the later of six months following the initiation of the Second Phase and July 28, 2025, and the purchase and sale agreements may be terminated by either party in the event the closing has not occurred prior to October 28, 2025. Neither transaction is subject to a financing condition for the applicable buyer.

The purchase and sale agreements are subject to customary termination provisions. If the purchase and sale agreements are terminated in certain circumstances, each seller may be liable to the applicable buyer for a portion of the buyer’s transition costs incurred in connection with transitioning the applicable business. Entergy New Orleans’s and Entergy Louisiana’s aggregate liability for such transaction costs shall not exceed $7.5 million if termination occurs during the Initial Phase or $12.5 million if termination occurs during the Second Phase (with responsibility allocated between the sellers pro rata based on the relative purchase price). If the purchase and sale agreements are terminated in certain circumstances, each buyer may be liable to the corresponding seller for a reverse termination fee, equal to 7% of the applicable base purchase price if termination occurs during the Initial Phase, or 10% of the applicable base purchase price if the termination occurs in the Second Phase.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital spending plans and other uses of capital, and sources of capital.  The following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table.

	September 30, 2023	December 31, 2022
Debt to capital	66.3%	66.9%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	66.1%	66.6%
Effect of subtracting cash	(1.3%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	64.8%	66.5%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of September 30, 2023, 19.4% of the debt outstanding is at the parent company, Entergy Corporation, and 80.1% is at the Utility. The remaining 0.5% of the debt outstanding relates to the Vermont Yankee credit facility, as discussed in Note 4 to the financial statements herein. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2028.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted-average interest rate for the nine months ended September 30, 2023 was 6.44% on the drawn portion of the facility. As of September 30, 2023, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$—	$3	$3,497
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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of September 30, 2023, Entergy Corporation had $1,351.1 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2023 was 5.35%.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Hurricane Ida (Entergy New Orleans)

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million, which included $11 million in estimated costs, were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. In addition, estimated carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million, which were subsequently included in an addendum to the June 2022 application. Also, Entergy New Orleans requested approval that the $39 million withdrawal from its funded storm reserve in September 2021, the $125 million withdrawal from its securitized storm reserve, and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
$7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms were properly applied to Hurricane Ida storm restoration costs.

In August 2023 the City Council advisors issued a report recommending that the City Council find that Entergy New Orleans prudently incurred approximately $164.1 million in storm restoration costs and $7.5 million in carrying charges and that such costs have already been properly recovered by Entergy New Orleans through withdrawals from the storm reserve escrow account. The City Council advisors also recommended that the City Council find that approximately $1.2 million in storm restoration costs had already been recovered through Entergy New Orleans’s base rates and that approximately $0.9 million in unused credits be applied against future storm costs. In August 2023 the City Council hearing officer certified the evidentiary record.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments for 2023 through 2025. The following are updates to that discussion.

Entergy is developing its capital investment plan for 2024 through 2026 and currently anticipates that the Utility will make approximately $19.6 billion in capital investments during that period. The preliminary Utility estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, including Walnut Bend Solar, West Memphis Solar, Driver Solar, and Orange County Advanced Power Station; investments in Entergy’s nuclear fleet; transmission spending to drive reliability and resilience while also supporting renewables expansion and customer growth; distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

Renewables

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. Commercial operation at the Sunflower Solar facility commenced in September 2022. In April 2023 both Entergy Mississippi and the tax equity investor made additional capital contributions to the tax equity partnership that were then used to make the substantial completion payment of $30.4 million for acquisition of the facility. The final payment of $4.7 million for acquisition of the facility was made in October 2023. See Note 14 to the financial statements in the Form 10-K for a discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

2022 Solar Portfolio and Expansion of the Geaux Green Option

In February 2023, Entergy Louisiana filed an application with the LPSC seeking certification of the Iberville/Coastal Prairie facility, which will provide 175 MW of capacity through a PPA with a third party, and the Sterlington facility, a 49 MW self-build project located near the deactivated Sterlington power plant. Entergy Louisiana is seeking to include these within the portfolio supporting the Geaux Green Option (Rider GGO) rate schedule to help fulfill customer interest in access to renewable energy. Entergy Louisiana has requested the costs of these facilities, as offset by Rider GGO revenues, be deemed eligible for recovery in accordance with the terms of the formula rate plan and fuel adjustment clause rate mechanisms that exist at the time the facilities are placed into service. The Louisiana Energy Users Group and the Alliance for Affordable Energy have intervened, and discovery is underway. A procedural schedule has been established with a hearing scheduled for December 2023, and settlement negotiations are ongoing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital - Renewables - 2021 Solar Certification and the Geaux Green Option” in the Form 10-K for further discussion of the Rider GGO.

Alternative RFP and Certification

In March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff. Several parties have intervened, and a procedural schedule was established in May 2023 with a hearing scheduled for March 2024. In October 2023 the LPSC staff and intervenors filed testimony, with the LPSC staff supporting the amount of solar resources to be acquired and the alternative RFP process. The LPSC staff also

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
supported, subject to certain recommendations, the proposed framework for evaluation and certification of the solar resources by the LPSC and the proposed tariff.

System Resilience and Storm Hardening

Entergy Louisiana

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I reflects the first five years of a ten-year resilience plan and includes investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. In April 2023 a procedural schedule was established with a hearing scheduled for January 2024. The LPSC staff and certain intervenors filed direct testimony in August, September, and October 2023. The LPSC staff filed cross-answering testimony in October 2023. The testimony largely supports implementation of some level of accelerated investment in resilience but raises various issues related to the magnitude of the investment, the cost recovery mechanism applicable to the investment, and the ratemaking for the investment.

The LPSC had previously opened a formal rulemaking proceeding in December 2021 to investigate efforts to improve resilience of electric utility infrastructure. In April 2023 the LPSC staff issued a draft rule in the rulemaking proceeding related to a requirement to file a grid resilience plan. The procedural schedule entered in the rulemaking proceeding contemplated adoption of a final rule in October 2023, but this did not occur, and a new date has not been set.

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

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2023 meeting, the Board declared a dividend of $1.13 per share, an increase from the previous $1.07 quarterly dividend per share that Entergy has paid since the third quarter 2022.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Millions)
Cash and cash equivalents at beginning of period	$224	$443

Net cash provided by (used in):
Operating activities	3,231	1,809
Investing activities	(3,579)	(4,369)
Financing activities	1,644	3,120
Net increase in cash and cash equivalents	1,296	560

Cash and cash equivalents at end of period	$1,520	$1,003

Operating Activities

Net cash flow provided by operating activities increased $1,422 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•lower fuel costs and the timing of recovery of fuel and purchased power costs;
•a decrease of $228 million in storm spending primarily due to Hurricane Ida restoration efforts in 2022. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•severance and retention payments of $40 million in 2022 related to Entergy’s exit from the merchant power business. See Note 13 to the financial statements in the Form 10-K for further discussion of Entergy’s exit from the merchant power business.

The increase was partially offset by:

•lower collections from Utility customers;
•an increase of $97 million in pension contributions in 2023 as compared to the same period in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•an increase of $54 million in interest paid; and
•income tax payments of $35 million in 2023 compared to income tax refunds of $7 million in 2022. Entergy had income tax payments in 2023 as a result of higher estimated income taxes as compared to 2022. Entergy had income tax refunds in 2022 as a result of an overpayment on a prior year state income tax return.

Investing Activities

Net cash flow used in investing activities decreased $790 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•a decrease of $555 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2023, partially offset by increased investment in the reliability and infrastructure of the distribution system;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•a decrease of $277 million in net payments to storm reserve escrow accounts;
•the initial payment of approximately $105 million in May 2022 as compared to the substantial completion payment of approximately $30 million in April 2023 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase;
•a decrease of $56 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2023, partially offset by increased investment in the reliability and infrastructure of the transmission system;
•a decrease of $37 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2023; and
•cash collateral of $31 million posted in 2022 to support Entergy Texas’s obligations to MISO.

The decrease was partially offset by:

•an increase of $164 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station project; and
•an increase of $76 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities decreased $1,476 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•proceeds from securitization of $1.5 billion received by the storm trust II at Entergy Louisiana in 2023 compared to proceeds from securitization of $3.2 billion received by the storm trust I at Entergy Louisiana in 2022;
•long-term debt activity providing approximately $221 million of cash in 2023 compared to providing approximately $318 million of cash in 2022; and
•an increase of $63 million in common stock dividends paid in 2023 as a result of an increase in the dividend paid per share and an increase in the number of shares outstanding.

The decrease was partially offset by an increase of $338 million in net issuances of commercial paper in 2023 compared to 2022 and an increase of $66 million in prepaid deposits related to contributions-in-aid-of-construction for generation interconnection agreements.

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

Market and Credit Risk Sensitive Instruments

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Market and Credit Risk Sensitive Instruments” in the Form 10-K for a discussion of market and credit risk sensitive instruments. The following is an update to that discussion.

Some of the agreements to sell the power produced by Entergy’s non-utility operations contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At September 30, 2023, based on power prices at that time, Entergy had liquidity exposure of $7 million under the guarantees in place supporting Entergy’s non-utility operations transactions and $8 million of posted cash collateral.

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

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. In August 2023 the NRC issued a finding and notice of violation related to a radiation monitor calibration issue at River Bend. River Bend will remain in Column 2 pending successful completion of supplemental inspections related to both issues.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,526,935	$4,110,058	$9,195,588	$10,024,089
Natural gas	32,305	46,548	130,389	166,917
Other	36,282	62,009	96,630	300,731
TOTAL	3,595,522	4,218,615	9,422,607	10,491,737

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	707,491	1,366,811	2,189,592	2,685,694
Purchased power	309,376	415,066	754,199	1,255,318
Nuclear refueling outage expenses	39,057	39,707	111,075	119,625
Other operation and maintenance	751,763	793,145	2,043,184	2,249,674
Asset write-offs, impairments, and related charges (credits)	38,078	(143)	38,078	(163,464)
Decommissioning	52,336	49,263	153,981	174,171
Taxes other than income taxes	197,654	190,056	566,669	542,448
Depreciation and amortization	439,873	453,288	1,362,728	1,337,019
Other regulatory charges (credits) - net	(83,489)	(43,283)	(158,317)	689,355
TOTAL	2,452,139	3,263,910	7,061,189	8,889,840

OPERATING INCOME	1,143,383	954,705	2,361,418	1,601,897

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	24,225	20,245	72,238	49,685
Interest and investment income (loss)	2,562	2,966	96,250	(118,002)
Miscellaneous - net	(18,018)	(10,462)	(121,014)	32,720
TOTAL	8,769	12,749	47,474	(35,597)

INTEREST EXPENSE
Interest expense	264,934	235,322	781,613	694,558
Allowance for borrowed funds used during construction	(9,493)	(7,862)	(29,565)	(18,710)
TOTAL	255,441	227,460	752,048	675,848

INCOME BEFORE INCOME TAXES	896,711	739,994	1,656,844	890,452

Income taxes	226,997	184,112	282,818	(109,034)

CONSOLIDATED NET INCOME	669,714	555,882	1,374,026	999,486

Preferred dividend requirements of subsidiaries and noncontrolling interests	2,959	(4,707)	5,092	2,794

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$666,755	$560,589	$1,368,934	$996,692

Earnings per average common share:
Basic	$3.15	$2.76	$6.47	$4.90
Diluted	$3.14	$2.74	$6.45	$4.88

Basic average number of common shares outstanding	211,459,244	203,445,773	211,420,117	203,259,373
Diluted average number of common shares outstanding	212,238,117	204,578,013	212,195,735	204,357,916

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)

Net Income	$669,714	$555,882	$1,374,026	$999,486

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (net of tax expense of $—, $—, $—, and $—)	—	24	—	72
Pension and other postretirement liabilities (net of tax expense (benefit) of ($743), $3,505, ($1,078), and $7,689)	(2,434)	11,867	(3,699)	26,240
Net unrealized investment loss (net of tax expense (benefit) of $—, $1,223, $—, and ($2,230))	—	(1,223)	—	(7,154)
Other comprehensive income (loss)	(2,434)	10,668	(3,699)	19,158

Comprehensive Income	667,280	566,550	1,370,327	1,018,644
Preferred dividend requirements of subsidiaries and noncontrolling interests	2,959	(4,707)	5,092	2,794
Comprehensive Income Attributable to Entergy Corporation	$664,321	$571,257	$1,365,235	$1,015,850

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$1,374,026	$999,486
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,668,540	1,667,756
Deferred income taxes, investment tax credits, and non-current taxes accrued	257,210	(76,672)
Asset write-offs, impairments, and related charges (credits)	38,078	(163,464)
Changes in working capital:
Receivables	(217,483)	(368,772)
Fuel inventory	(34,601)	19,433
Accounts payable	(304,264)	(59,787)
Taxes accrued	107,899	89,554
Interest accrued	66,571	38,361
Deferred fuel costs	620,440	(821,386)
Other working capital accounts	(137,061)	(124,677)
Changes in provisions for estimated losses	(7,171)	297,842
Changes in regulatory assets	415,101	587,128
Changes in other regulatory liabilities	204,817	(116,315)
Effect of securitization on regulatory asset	(491,150)	(1,036,955)
Changes in pension and other postretirement liabilities	(347,886)	(258,141)
Other	17,927	1,136,050
Net cash flow provided by operating activities	3,230,993	1,809,441

INVESTING ACTIVITIES
Construction/capital expenditures	(3,373,617)	(3,853,121)
Allowance for equity funds used during construction	72,238	49,685
Nuclear fuel purchases	(201,213)	(125,619)
Payment for purchase of assets	(30,433)	(106,193)
Net proceeds (payments) from sale of assets	11,000	(7,082)
Insurance proceeds received for property damages	19,493	—
Litigation proceeds from settlement agreement	—	9,829
Changes in securitization account	(4,839)	1,224
Payments to storm reserve escrow accounts	(14,320)	(1,291,593)
Receipts from storm reserve escrow accounts	—	1,000,278
Increase in other investments	(4,998)	(33,238)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	23,655	32,367
Proceeds from nuclear decommissioning trust fund sales	806,658	1,377,304
Investment in nuclear decommissioning trust funds	(882,686)	(1,422,808)
Net cash flow used in investing activities	(3,579,062)	(4,368,967)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,605,237	5,316,693
Treasury stock	5,184	31,802
Retirement of long-term debt	(3,384,007)	(4,998,642)
Changes in credit borrowings and commercial paper - net	523,484	185,455
Capital contributions from noncontrolling interest	25,708	9,595
Proceeds received by storm trust related to securitization	1,457,676	3,163,572
Other	102,835	41,659
Dividends paid:
Common stock	(678,699)	(615,937)
Preferred stock	(13,739)	(13,739)
Net cash flow provided by financing activities	1,643,679	3,120,458

Net increase in cash and cash equivalents	1,295,610	560,932

Cash and cash equivalents at beginning of period	224,164	442,559

Cash and cash equivalents at end of period	$1,519,774	$1,003,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$685,231	$631,211
Income taxes	$35,291	($7,412)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$105,288	$115,290
Temporary cash investments	1,414,486	108,874
Total cash and cash equivalents	1,519,774	224,164
Accounts receivable:
Customer	986,010	788,552
Allowance for doubtful accounts	(27,813)	(30,856)
Other	203,151	241,702
Accrued unbilled revenues	551,392	495,859
Total accounts receivable	1,712,740	1,495,257
Deferred fuel costs	188,885	710,401
Fuel inventory - at average cost	182,233	147,632
Materials and supplies - at average cost	1,362,098	1,183,308
Deferred nuclear refueling outage costs	125,101	143,653
Prepayments and other	238,828	190,611
TOTAL	5,329,659	4,095,026

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	4,417,704	4,121,864
Non-utility property - at cost (less accumulated depreciation)	419,931	366,405
Storm reserve escrow accounts	416,274	401,955
Other	65,613	102,259
TOTAL	5,319,522	4,992,483

PROPERTY, PLANT, AND EQUIPMENT
Electric	65,954,146	64,646,911
Natural gas	712,374	691,970
Construction work in progress	2,296,265	1,844,171
Nuclear fuel	606,600	582,119
TOTAL PROPERTY, PLANT, AND EQUIPMENT	69,569,385	67,765,171
Less - accumulated depreciation and amortization	26,274,303	25,288,047
PROPERTY, PLANT, AND EQUIPMENT - NET	43,295,082	42,477,124

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $257,502 as of September 30, 2023 and $282,886 as of December 31, 2022)	5,690,179	6,036,397
Deferred fuel costs	172,202	241,085
Goodwill	377,172	377,172
Accumulated deferred income taxes	50,895	84,100
Other	317,436	291,804
TOTAL	6,607,884	7,030,558

TOTAL ASSETS	$60,552,147	$58,595,191

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,524,057	$2,309,037
Notes payable and commercial paper	1,351,105	827,621
Accounts payable	1,336,107	1,777,590
Customer deposits	441,018	424,723
Taxes accrued	531,990	424,091
Interest accrued	261,835	195,264
Deferred fuel costs	98,924	—
Pension and other postretirement liabilities	53,533	104,845
Sale-leaseback/depreciation regulatory liability	—	103,497
Other	250,123	202,779
TOTAL	5,848,692	6,369,447

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,063,523	4,818,837
Accumulated deferred investment tax credits	204,839	211,220
Regulatory liability for income taxes - net	1,223,532	1,258,276
Other regulatory liabilities	2,667,648	2,324,590
Decommissioning and asset retirement cost liabilities	4,449,832	4,271,531
Accumulated provisions	524,030	531,201
Pension and other postretirement liabilities	916,981	1,213,555
Long-term debt (includes securitization bonds of $278,286 as of September 30, 2023 and $292,760 as of December 31, 2022)	24,659,343	23,623,512
Other	955,309	688,720
TOTAL	40,665,037	38,941,442

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2023 and 2022; issued shares in 2023 and 2022 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares in 2023 and 2022; issued 279,653,929 shares in 2023 and 2022	2,797	2,797
Paid-in capital	7,649,370	7,632,895
Retained earnings	11,192,276	10,502,041
Accumulated other comprehensive loss	(195,453)	(191,754)
Less - treasury stock, at cost (68,182,125 shares in 2023 and 68,477,429 shares in 2022)	4,957,522	4,978,994
Total common shareholders' equity	13,691,468	12,966,985
Subsidiaries' preferred stock without sinking fund and noncontrolling interests	127,540	97,907
TOTAL	13,819,008	13,064,892

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,552,147	$58,595,191

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2023
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2022	$97,907	$2,797	($4,978,994)	$7,632,895	$10,502,041	($191,754)	$13,064,892

Consolidated net income (a)	1,364	—	—	—	310,935	—	312,299
Other comprehensive income	—	—	—	—	—	2,027	2,027
Common stock issuances related to stock plans	—	—	19,599	(15,118)	—	—	4,481
Common stock dividends declared	—	—	—	—	(226,194)	—	(226,194)
Beneficial interest in storm trust	14,577	—	—	—	—	—	14,577
Distributions to noncontrolling interests	(574)	—	—	—	—	—	(574)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2023	$108,694	$2,797	($4,959,395)	$7,617,777	$10,586,782	($189,727)	$13,166,928

Consolidated net income (a)	770	—	—	—	391,244	—	392,014
Other comprehensive loss	—	—	—	—	—	(3,292)	(3,292)
Common stock issuances related to stock plans	—	—	600	16,528	—	—	17,128
Common stock dividends declared	—	—	—	—	(226,248)	—	(226,248)
Capital contribution from noncontrolling interest	25,708	—	—	—	—	—	25,708
Distributions to noncontrolling interests	(113)	—	—	—	—	—	(113)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2023	$130,479	$2,797	($4,958,795)	$7,634,305	$10,751,778	($193,019)	$13,367,545

Consolidated net income (a)	2,959	—	—	—	666,755	—	669,714
Other comprehensive loss	—	—	—	—	—	(2,434)	(2,434)
Common stock issuances related to stock plans	—	—	1,273	15,065	—	—	16,338
Common stock dividends declared	—	—	—	—	(226,257)	—	(226,257)
Distributions to noncontrolling interests	(1,318)	—	—	—	—	—	(1,318)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2023	$127,540	$2,797	($4,957,522)	$7,649,370	$11,192,276	($195,453)	$13,819,008

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2023, second quarter 2023, and third quarter 2023 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries' Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394

Consolidated net income (a)	3,193	—	—	—	276,400	—	279,593
Other comprehensive loss	—	—	—	—	—	(4,050)	(4,050)
Common stock issuances related to stock plans	—	—	36,612	(31,085)	—	—	5,527
Common stock dividends declared	—	—	—	—	(205,058)	—	(205,058)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2022	$66,723	$2,720	($5,003,087)	$6,735,154	$10,311,894	($336,578)	$11,776,826

Consolidated net income (a)	4,308	—	—	—	159,703	—	164,011
Other comprehensive income	—	—	—	—	—	12,540	12,540
Common stock issuances related to stock plans	—	—	18,927	15,214	—	—	34,141
Common stock dividends declared	—	—	—	—	(205,408)	—	(205,408)
Beneficial interest in storm trust	31,636	—	—	—	—	—	31,636
Capital contribution from noncontrolling interest	9,595	—	—	—	—	—	9,595
Distributions to noncontrolling interest	(190)	—	—	—	—	—	(190)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2022	$107,492	$2,720	($4,984,160)	$6,750,368	$10,266,189	($324,038)	$11,818,571

Consolidated net income (loss) (a)	(4,707)	—	—	—	560,589	—	555,882
Other comprehensive income	—	—	—	—	—	10,668	10,668
Common stock issuances related to stock plans	—	—	4,741	14,745	—	—	19,486
Common stock dividends declared	—	—	—	—	(205,471)	—	(205,471)
Distributions to noncontrolling interest	(290)	—	—	—	—	—	(290)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2022	$97,915	$2,720	($4,979,419)	$6,765,113	$10,621,307	($313,370)	$12,194,266

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2022, second quarter 2022, and third quarter 2023 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

As discussed in the Form 10-K, in March 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million.  Entergy Arkansas pursued its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy Arkansas collected $50 million in 2014 from Nuclear Electric Insurance Limited, a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants. Entergy Arkansas also collected a total of $21 million in 2018 as a result of stator-related settlements.

In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  In February 2014 the APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident was available.

In October 2023, Entergy Arkansas made a commitment to the APSC to make a filing to forgo its opportunity to seek recovery of the identified costs resulting from the ANO stator incident, specifically all incremental fuel and purchased energy expense, capital and incremental non-fuel operations and maintenance costs, and costs of any judgement that may be rendered against Entergy Arkansas in civil litigation that is not covered by insurance. As a result, in third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million, which includes interest, and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Spent Nuclear Fuel Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s spent nuclear fuel litigation. The following are updates to that discussion.

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

In July 2023 the DOE submitted an offer of judgment to resolve claims in the Indian Point 2 fourth round and Indian Point 3 third round combined damages case. The $59 million offer was accepted by Entergy and Holtec International, as the current owner. The U.S. Court of Federal Claims issued a final judgment in that amount in favor of Holtec Indian Point 2, LLC and Holtec Indian Point 3, LLC (previously Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC) and against the DOE. Holtec received payment from the U.S. Treasury in July 2023. Consistent with certain terms agreed upon in connection with the sale of Indian Point Energy Center in May 2021, Holtec transferred $40 million to Entergy for its pro-rata share of the litigation proceeds in August 2023. The remainder of the judgment was retained by Holtec. The effect of recording Entergy’s pro-rata share of the judgment was a reduction to asset write-offs, impairments, and related charges (credits). Entergy’s pro-rata share of the damages awarded included $18 million related to costs previously recorded as spending on the asset retirement obligation, $15 million related to costs previously recorded as other operation and maintenance expense, $6 million related to costs previously recorded as plant, and $1 million related to costs previously recorded as taxes other than income taxes.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Nelson Industrial Steam Company

Entergy Louisiana is a partner in the Nelson Industrial Steam Company (NISCO) partnership which owns two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and Entergy Louisiana currently is working to wind up the NISCO partnership, which will ultimately result in ownership of the generating units transferring to Entergy Louisiana. In May 2023, Entergy Louisiana filed an application with the FERC for transaction authorization pursuant to Section 203 of the Federal Power Act. In June 2023 the LPSC filed a notice to intervene in the proceeding. Entergy Louisiana is evaluating the effect of the transaction on its results of operations, cash flows, and financial condition, but at this time does not expect the effect to be material.

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

Fuel and purchased power cost recovery

Entergy Arkansas

See Note 1 to the financial statements herein for discussion of the write-off in third quarter 2023 of Entergy Arkansas’s $68.9 million regulatory asset for deferred fuel related to the ANO stator incident as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing to forgo its opportunity to seek recovery of the incremental fuel and purchased energy expense resulting from the ANO stator incident.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Energy Cost Recovery Rider

As discussed in the Form 10-K, in March 2021, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which included an adjustment to account for a portion of the increased fuel costs resulting from the February 2021 winter storms. In February 2023 the APSC issued orders initiating proceedings with the utilities under its jurisdiction to address the prudence of costs incurred and appropriate cost allocation of the February 2021 winter storms. With respect to any prudence review of Entergy Arkansas fuel costs, as part of the APSC’s draft report issued in its February 2021 winter storms investigation docket, the APSC included findings that the load shedding plans of the investor-owned utilities and some cooperatives were appropriate and comprehensive, and, further, that Entergy Arkansas’s emergency plan was comprehensive and had a multilayered approach supported by a system-wide response plan, which is considered an industry standard. In September 2023 the APSC issued an order in Entergy Arkansas's company-specific proceeding and found that Entergy Arkansas’s practices during the winter storms were prudent.

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the February 2021 winter storms consistent with the APSC general staff’s request in 2022. The under-recovered balance included in the filing was partially offset by the proceeds of the $41.7 million refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff.

Entergy Louisiana

As discussed in the Form 10-K, in March 2021 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings covering the period January 2018 through December 2020.  The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for that period. In August 2023 the LPSC submitted its audit report and found that materially all costs recovered through the purchased gas adjustment filings were reasonable and eligible for recovery through the purchased gas adjustment clause.

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

Entergy Texas

As discussed in the Form 10-K, in September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2023 municipal intervenors filed testimony proposing a $5.2 million disallowance for fuel purchased during Winter Storm Uri. The PUCT staff proposed no disallowance. Entergy Texas filed rebuttal testimony in April 2023. In May 2023, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give parties additional time to finalize a settlement and cancelling the hearing on the merits previously scheduled for May 2023. In July 2023, Entergy Texas filed an unopposed settlement, supporting testimony, and an agreed motion to admit evidence and remand the proceeding to the PUCT. Pursuant to the unopposed settlement, Entergy Texas would receive no disallowance of fuel costs incurred over the three-year reconciliation period and retain $9.3 million in margins from off-system sales made during the reconciliation period, resulting in a cumulative under-recovery balance of approximately $99.7 million, including interest, as of the end of the reconciliation period. In July 2023 the ALJ with the State Office of Administrative Hearings granted the motion to admit evidence and remanded the proceeding to the PUCT for consideration of the unopposed settlement. The PUCT approved the settlement in September 2023.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year is 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment is $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $88.6 million. The APSC general staff and intervenors filed their errors and objections in October 2023, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues which lowers the constraint to $87.7 million. Entergy Arkansas filed its rebuttal in October 2023. In October 2023, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding, none of which affected Entergy Arkansas’s requested recovery up to the cap constraint of $87.7 million. The settlement agreement is pending the APSC’s approval.

COVID-19 Orders

See Note 2 to the financial statements in the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In its 2023 formula rate plan filing, Entergy Arkansas proposed to amortize the COVID-19 regulatory asset over a ten-year period. No party opposed Entergy Arkansas’s request. As of September 30, 2023, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2022 Formula Rate Plan Filing

In May 2023, Entergy Louisiana filed its formula rate plan evaluation report for its 2022 calendar year operations. The 2022 test year evaluation report produced an earned return on common equity of 8.33%, requiring an approximately $70.7 million increase to base rider revenue. Due to a cap for the 2021 and 2022 test years, however, base rider formula rate plan revenues are only being increased by approximately $4.9 million, leaving an ongoing revenue deficiency of approximately $65.9 million and providing for prospective return on common equity opportunity of approximately 8.38%. Other changes in formula rate plan revenue driven by increases in capacity costs, primarily legacy capacity costs, additions eligible for recovery through the transmission recovery mechanism and distribution recovery mechanism, and higher sales during the test period are offset by reductions in net MISO costs as well as credits for FERC-ordered refunds. Also included in the 2022 test year distribution recovery mechanism revenue requirement is a $6 million credit relating to the distribution recovery mechanism performance accountability standards and requirements. In total, the net increase in formula rate plan revenues, including base formula rate plan revenues inside the formula rate plan bandwidth and subject to the cap, as well as other formula rate plan revenues outside of the bandwidth, is $85.2 million. In August 2023 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2021 formula rate plan filings, the calculation of certain refunds from System Energy, and certain calculations relating to the tax reform adjustment mechanism. Subject to refund and LPSC review, the resulting net increase in formula rate plan revenues of $85.2 million became effective for bills rendered during the first billing cycle of September 2023.

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

In August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contains a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complies with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service/rate case. Entergy Louisiana’s filing supports the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

The Rate Case path proposes a 2024-2026 test year formula rate plan with an initial revenue requirement increase, net of $17 million of one-time credits, of $430 million and a return on common equity of 10.5%. Depreciation rates would be updated for all asset classes. The Rate Mitigation Proposal proposes a 2023-2025 test year formula rate plan with an expected initial revenue requirement increase, also net of $17 million of one-time credits, of $173 million and a return on common equity of 10.0%. Depreciation rates would be updated only for nuclear assets and would be phased in over three years.

Under both paths, Entergy Louisiana’s filing proposes removing the cap on amounts allowed to be recovered through the distribution recovery mechanism and continuing the distribution recovery mechanism performance accountability targets, which tie Entergy Louisiana’s ability to fully recover its distribution recovery mechanism investments to its reliability performance. Entergy Louisiana’s filing also includes new customer-centric programs specifically focused on affordability, such as reducing late fees and certain other fees assessed to customers, lowering additional facilities charge rates, providing eligible low-income seniors with monthly discounts on their electric bill, and adding new voluntary customer options to support new transportation electrification

Entergy Corporation and Subsidiaries
Notes to Financial Statements
technologies. A status conference was held in October 2023 at which a procedural schedule was adopted that includes a hearing date of August 2024.

2017-2021 Formula Rate Plan Filings

In October 2023, Entergy Louisiana and the LPSC staff jointly filed an uncontested stipulated settlement agreement for consideration by the LPSC that would resolve the evaluation of Entergy Louisiana’s formula rate plan for test years 2017, 2018, and 2019 and resolve certain disputed issues for test years 2020 and 2021. If approved by the LPSC, the settlement would result in a one-time cost of service credit to customers of $5.8 million, would allow Entergy Louisiana to retain approximately $6.2 million of excess securitization collection as recovery of a regulatory asset associated with late fees related to the 2016 Baton Rouge flood, and would result in the reversal of a regulatory liability for excess accumulated deferred income taxes recognized in 2017 as a result of the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for further discussion of the Tax Cuts and Jobs Act. It is anticipated that the settlement will be considered by the LPSC in November 2023.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and to apply to the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023 and a subsequent filing will be required to permit the LPSC to review the COVID-19 regulatory asset. As of September 30, 2023, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

In May 2023, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed a 2023 test year filing resulting in a total revenue increase of $26.5 million for 2023. Pursuant to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
joint stipulation, Entergy Mississippi’s 2022 look-back filing reflected an earned return on rate base of 6.10% in calendar year 2022, which is below the look-back bandwidth, resulting in a $19 million increase in the formula rate plan revenues on an interim basis through June 2024. Entergy Mississippi recorded a regulatory credit of $0.8 million in June 2023 to reflect the increase in the look-back regulatory asset. In addition, certain long-term service agreement and conductor handling costs were authorized for realignment from the formula rate plan to the annual power management and grid modernization riders effective January 2023, resulting in regulatory credits recorded in June 2023 of $4.1 million and $4.3 million, respectively. Also, the amortization of Entergy Mississippi’s COVID-19 bad debt deferral was suspended for calendar year 2023 and will resume in 2024. In June 2023 the MPSC approved the joint stipulation with rates effective in July 2023.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula would result in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also sought to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2023, Entergy New Orleans filed a report to decrease its requested formula rate plan revenues by approximately $0.5 million to account for minor errors discovered after the filing. The City Council advisors issued a report seeking a reduction in the requested formula rate plan revenues of approximately $8.3 million, combined for electric and gas, due to alleged errors. The City Council advisors proposed additional rate mitigation in the amount of $12 million through offsets to the formula rate plan rate increase by certain regulatory liabilities. In September 2023 the City Council approved an agreement to settle the 2023 formula rate plan filing. Effective with the first billing cycle of September 2023, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The agreement provides for a total increase in electric revenues of $10.5 million and a total increase in gas revenues of $6.9 million. The agreement also provides for a minor storm accrual of $0.5 million per year and the distribution of $8.9 million of currently held customer credits to implement the City Council advisors’ mitigation recommendations.

Request for Extension and Modification of Formula Rate Plan

In September 2023, Entergy New Orleans filed a motion seeking City Council approval of a three-year extension of Entergy New Orleans’s electric and gas formula rate plans. In October 2023 the City Council granted Entergy New Orleans’s request for an extension, subject to minor modifications which included a capital structure not to exceed 55% equity.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In May 2023, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding, except for issues related to electric vehicle charging infrastructure, and Entergy Texas filed an agreed motion for interim rates, subject to refund or surcharge to the extent that the interim rates differ from the final approved rates. The unopposed settlement reflected a net base rate increase to be effective and relate back to December 2022 of $54 million, exclusive of, and incremental to, the costs being realigned from the distribution and transmission cost recovery factor riders and the generation cost recovery rider and $4.8 million of rate case expenses to be recovered through a rider over a period of 36 months. The net base rate increase of $54 million includes updated depreciation rates and a total annual revenue requirement of $14.5 million for the accrual of a self-insured storm reserve and the recovery of the regulatory assets for the pension and postretirement benefits expense deferral, costs associated with the COVID-19 pandemic, and retired non-advanced metering system electric meters. In May 2023 the ALJ with the State Office of Administrative Hearings granted the motion for interim rates, which became effective in June 2023. Additionally, the ALJ remanded the proceeding, except for the issues related to electric vehicle charging infrastructure, to the PUCT to consider the settlement. In June 2023 the ALJ issued a proposal for decision related to the electric vehicle charging infrastructure issues and which noted recent legislation enacted which permits electric utilities to own and operate such infrastructure. The ALJ’s proposal for decision deferred to the PUCT regarding whether it is appropriate for any vertically integrated electric utility, or Entergy Texas specifically, to own electric vehicle charging infrastructure, and in the event that the PUCT decided ownership is permissible, the ALJ recommended approval of the proposed tariff to charge host customers for utility-owned and operated electric vehicle charging infrastructure sited on customer premises and denial of the proposed tariff to temporarily adjust billing demand charges for separately metered electric vehicle charging infrastructure, citing cost-shifting concerns. In July 2023 the parties filed exceptions and replies to exceptions to the proposal for decision. In August 2023 the PUCT issued an order approving the unopposed settlement and also issued an order severing the issues related to electric vehicle charging infrastructure addressed in the ALJ’s proposal for decision to a separate proceeding. Concurrently, Entergy Texas recorded the reversal of $21.9 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved.

Following the PUCT’s approval of the unopposed settlement in August 2023, Entergy Texas recorded a regulatory liability of $8.9 million, which reflects the net effects of higher depreciation and amortizations for the relate back period, partially offset by the relate back of base rate revenues that would have been collected had the approved rates been in effect for the period from December 2022 through June 2023, the date the new base rates were implemented on an interim basis. In October 2023, Entergy Texas filed a relate back surcharge rider to collect over six months beginning in January 2024 an additional approximately $24.6 million, which is the revenue requirement associated with the relate back of rates from December 2022 through June 2023, including carrying costs, as authorized by the PUCT’s August 2023 order. A final decision by the PUCT is expected by first quarter 2024.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. Pursuant to the August 2023 PUCT approval of the unopposed settlement in Entergy Texas’s 2022 base rate case proceeding, the base rate increase of $54 million includes an annual revenue requirement of $3.4 million related to recovery of the regulatory asset for costs associated with the COVID-19 pandemic. Entergy Texas began recovery of the regulatory asset with the interim increase in the annual base rate effective in June 2023.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in January 2023, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a notice of appeal of the U.S. District Court for the Eastern District of Arkansas’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of Appeals for the Eighth District granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth District denied Arkansas Electric Energy Consumers, Inc.’s motion to intervene. An order from the district court is pending.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. The settlement in principle with the APSC described in “System Energy Settlement with the APSC” below, if approved by the FERC, will substantially reduce the aggregate amount of this exposure. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds which may not be available on terms acceptable to System Energy, or may not be available at all, when required. The following are updates to that discussion.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on

Entergy Corporation and Subsidiaries
Notes to Financial Statements
equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $40 million, which includes interest through September 30, 2023, and the estimated resulting annual rate reduction would be approximately $29 million. As a result of the 2022 settlement agreement with the MPSC, both the estimated refund and rate reduction exclude Entergy Mississippi's portion. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates a sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however, the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

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

In August 2023 the FERC issued an order addressing arguments raised on rehearing and partially setting aside the prior order (rehearing order). The rehearing order addresses rehearing requests that were filed in January 2023 separately by System Energy and the LPSC, the APSC, and the City Council.

In the rehearing order, the FERC directs System Energy to recalculate refunds for two issues: (1) refunds of rental expenses related to the renewal of the sale-leaseback arrangements and (2) refunds for the net effect of correcting the depreciation inputs for capital additions associated with the sale-leaseback. With regard to the sale-leaseback renewal rental expenses, the rehearing order allows System Energy to recover an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback as of the expiration of the initial lease term. With regard to the depreciation input issue, the rehearing order allows System Energy to offset refunds so that System Energy may collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. The rehearing order further directs System Energy to submit within 60 days of the date of the rehearing order an additional compliance filing to revise the total refunds for these two issues. As discussed above, System Energy’s January 2023 compliance filing calculated $103.5 million in total refunds, and the refunds were paid in January 2023. In October 2023, System Energy filed its compliance report with the FERC as directed in the August 2023 rehearing order. The October 2023 compliance report reflected recalculated refunds totaling $35.7 million for the two issues resulting in $67.8 million in refunds that could be recouped by System Energy. As discussed below in “System Energy Settlement with the APSC,” System Energy reached a settlement in principle with the APSC to resolve several pending cases under the FERC’s jurisdiction, including this one, pursuant to which it has agreed not to recoup the $27.3 million calculated for Entergy Arkansas in the compliance filing. Consistent with the compliance filing, in October 2023, Entergy Louisiana and Entergy New Orleans paid recoupment amounts of $18.2 million and $22.3 million, respectively, to System Energy. As a result of the FERC’s rulings on the sale-leaseback and depreciation input issues in the August 2023 rehearing order, in third quarter 2023, System Energy recorded a regulatory asset and corresponding regulatory credit of $40 million to reflect the portion of the January 2023 refunds to be recouped from Entergy Louisiana and Entergy New Orleans.

On the third refund issue identified in the rehearing requests, concerning the decommissioning uncertain tax positions, the rehearing order denied all rehearing requests, re-affirmed the remedy contained in the December 2022 order, and did not direct System Energy to recalculate refunds or to submit an additional compliance filing. On this

Entergy Corporation and Subsidiaries
Notes to Financial Statements
issue, as reflected in its January 2023 compliance filing, System Energy believes it has already paid the refunds due under the remedy that the FERC outlined for the uncertain tax positions issue in its December 2022 order. In August 2023 the LPSC issued a media release in which it stated that it disagrees with System Energy’s determination that the rehearing order requires no further refunds to be made on this issue.

In September 2023, System Energy filed a protective appeal of the rehearing order with the United States Court of Appeals for the Fifth Circuit. The appeal was consolidated with System Energy’s prior appeal of the December 2022 order, and both appeals are currently in abeyance.

In September 2023 the LPSC filed with the FERC a request for rehearing and clarification of the rehearing order. The LPSC requests that the FERC reverse its determination in the rehearing order that System Energy may collect an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback, as of the expiration of the initial lease term, as well as its determination in the rehearing order that System Energy may offset the refunds for the depreciation rate input issue and collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. In addition, the LPSC requests that the FERC either confirm the LPSC’s interpretation of the refund associated with the decommissioning uncertain tax positions or explain why it is not doing so. In October 2023 the FERC issued a notice that the rehearing request has been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
hearing to begin in September 2022. The hearing concluded in December 2022. Also in December 2022, a motion to extend the briefing schedule and the May 2023 deadline for the initial decision was granted.

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolved the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provided that System Energy would provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provided that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addressed other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023 the FERC approved the settlement agreement. The refund provided for in the settlement agreement was included in the May 2023 service month bills under the Unit Power Sales Agreement.

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans would total approximately $116 million plus $147 million of interest through September 30, 2023. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

The initial decision is an interim step in the FERC litigation process, and an ALJ’s determination made in an initial decision is not controlling on the FERC. System Energy disagrees with the ALJ’s findings concerning the accumulated deferred income taxes issues and cash working capital. In July 2023, System Energy filed a brief on exceptions to the initial decision’s accumulated deferred income taxes findings. Also in July 2023, the APSC, the LPSC, the City Council, and the FERC trial staff filed separate briefs on exceptions. The APSC’s brief on exceptions challenges the ALJ’s determinations on the money pool interest and retained earnings issues. The LPSC’s brief on exceptions challenges the ALJ’s determinations regarding the sale-leaseback transaction costs, legal fees, and retained earnings issues. The City Council’s brief on exceptions challenges the ALJ’s determinations on the money pool and cash management issues. The FERC trial staff’s brief on exceptions challenges the ALJ’s determinations on the cash working capital issue as well as certain of the accumulated deferred income taxes issues. In August 2023 all parties filed separate briefs opposing exceptions. System Energy filed a brief opposing the exceptions of the APSC, the LPSC, and the City Council. The APSC, the LPSC, and the City Council filed separate briefs opposing the exceptions raised by System Energy and the FERC trial staff. The FERC trial staff filed its own brief opposing certain exceptions raised by System Energy, the APSC, the LPSC, and the City Council. The case is now pending a decision by the FERC. Refunds, if any, that might be required will become due only after the FERC issues its order reviewing the initial decision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Grand Gulf Prudence Complaint

As discussed in the Form 10-K, in March 2021, the second of the additional complaints was filed at the FERC by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. In November 2022 the FERC issued an order setting the complaint for settlement and hearing procedures. In February 2023 the FERC issued an order denying rehearing and thereby affirming its order setting the complaint for settlement and hearing procedures. In July 2023 the FERC chief ALJ terminated settlement procedures and appointed a presiding ALJ to oversee hearing procedures. In September 2023 a procedural schedule for hearing procedures was established. Pursuant to that schedule, testimony is due in December 2023 and throughout 2024. The hearing is scheduled to begin in January 2025, with the presiding ALJ’s initial decision due in July 2025.

In September 2023 the LPSC authorized its staff to file an additional complaint concerning the prudence of System Energy’s operation and management of Grand Gulf in the year 2022. In October 2023 the LPSC, the APSC, and the City Council filed what they styled as an amended and supplemental complaint with the FERC against System Energy, Entergy Services, and Entergy Operations. The amended complaint states that it is being filed for three primary purposes: (1) to include System Energy’s performance in 2021-2022 in the scope of the hearing; (2) to explicitly allege that System Energy’s inadequate performance, excessive costs, unplanned outages, and costs attributable to safety violations violate the contractual obligation to maintain and operate the plant in accordance with “good utility practice”; and (3) to provide and substantiate allegations concerning the damages attributable to the alleged breach of contractual obligations. The amended complaint alleges that potentially more than $1 billion in damages may be due. The current deadline for System Energy and the other named respondents to respond is in November 2023.

System Energy Settlement with the APSC

In October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement in principle also covers the amended and supplemental complaint, discussed above in “Grand Gulf Prudence Complaint,” filed at the FERC in October 2023. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy previously settled with the MPSC with respect to these complaints before the FERC. Entergy Mississippi has nearly 40% of System Energy’s share of Grand Gulf’s output, after its additional purchases from affiliates are considered. The settlements with both the APSC and the MPSC represent almost 65% of System Energy’s share of the output of Grand Gulf.

The terms of the settlement in principle align with the $588 million global black box settlement reached between System Energy and the MPSC in June 2022 and provide for Entergy Arkansas to receive a black box refund of $142 million from System Energy, inclusive of $50 million already received by Entergy Arkansas from System Energy. In November 2022 the FERC approved the System Energy settlement with the MPSC and stated that the settlement “appears to be fair and reasonable and in the public interest.”

System Energy, Entergy Arkansas, additional Entergy parties, and the APSC intend to file the settlement agreement and supporting materials with the FERC in November 2023. In addition to the black box refund of $142 million described above, beginning with the November 2023 service month, the settlement in principle provides for Entergy Arkansas’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

If the FERC approves the filed settlement in accordance with its terms, it will become binding upon the Entergy parties and the APSC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy Regulatory Liability for Pending Complaints

Prior to June 2022, System Energy recorded a provision and associated liability of $37 million for elements of the complaints against System Energy. In June 2022, as discussed in “System Energy Settlement with the MPSC” in the Form 10-K, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing System Energy’s regulatory liability to $588 million, which consisted of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy New Orleans, and Entergy Louisiana. The $142 million of refunds for Entergy Arkansas, discussed above in “System Energy Settlement with the APSC” is covered within the $353 million previously recorded. System Energy paid the black-box refund of $235 million to Entergy Mississippi in November 2022. As discussed above in “Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue,” in January 2023 System Energy paid refunds of $103.5 million as a result of the FERC’s order in December 2022 in that proceeding and recouped $40.5 million of the $103.5 million from Entergy Louisiana and Entergy New Orleans in October 2023. In addition, as discussed above in “Unit Power Sales Agreement Complaint,” a black-box refund of $18 million was made by System Energy in 2023 in connection with a partial settlement in that proceeding.

Based on analysis of the pending complaints against System Energy and potential future settlement negotiations, in third quarter 2023, System Energy recorded a regulatory charge of $40 million to increase System Energy’s regulatory liability related to complaints against System Energy. System Energy’s remaining regulatory liability related to complaints against System Energy as of September 30, 2023 is approximately $270 million. This regulatory liability is consistent with the settlement agreements reached with the MPSC and the APSC, as described above, taking into account amounts already refunded.

Unit Power Sales Agreement

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

In May 2023, System Energy filed an answer to the formal challenge in which it requested that the FERC either deny the formal challenge as a matter of law or hold the proceeding in abeyance pending the resolution of related dockets.

Depreciation Amendment Proceeding

As discussed in Note 2 to the financial statements in the Form 10-K, in December 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to adopt updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses. The proposed amendments would result in higher charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In February 2022 the FERC accepted System Entergy’s proposed increased depreciation rates with an effective date of March 1, 2022, subject to refund pending the outcome of the settlement and/or hearing procedures. In June 2023 System Energy filed with the FERC an unopposed offer of settlement that it had

Entergy Corporation and Subsidiaries
Notes to Financial Statements
negotiated with intervenors to the proceeding. In August 2023 the FERC approved the settlement, which resolves the proceeding. In third quarter 2023, System Energy recorded a reduction in depreciation expense of $41 million representing the cumulative difference in depreciation expense resulting from the depreciation rates used from March 2022 through June 2023 and the depreciation rates included in the settlement filing approved by the FERC. In October 2023, System Energy filed a refund report with the FERC. The refund provided for in the refund report was included in the September 2023 service month bills under the Unit Power Sales Agreement. The deadline for any comments and protests is November 2023.

Pension Costs Amendment Proceeding

In October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Entergy’s proposed amendments with an effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. In October 2023, System Energy filed direct testimony in support of its proposed amendments. Under the procedural schedule, testimony will be filed through April 2024, and the hearing is scheduled to begin in May 2024. The presiding ALJ’s initial decision is expected to be due in September 2024.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy New Orleans

Hurricane Ida

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million, which included $11 million in estimated costs, were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. In addition, estimated carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million, which were subsequently included in an addendum to the June 2022 application. Also, Entergy New Orleans requested approval that the $39 million withdrawal from its funded storm reserve in September 2021, the $125 million withdrawal from its securitized storm reserve, and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms were properly applied to Hurricane Ida storm restoration costs.

In August 2023 the City Council advisors issued a report recommending that the City Council find that Entergy New Orleans prudently incurred approximately $164.1 million in storm restoration costs and $7.5 million in carrying charges and that such costs have already been properly recovered by Entergy New Orleans through withdrawals from the storm reserve escrow account. The City Council advisors also recommended that the City Council find that approximately $1.2 million in storm restoration costs had already been recovered through Entergy New Orleans’s base rates and that approximately $0.9 million in unused credits be applied against future storm costs. In August 2023 the City Council hearing officer certified the evidentiary record.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2023		2022
	(In Millions, Except Per Share Data)
		$/share		$/share
Net income attributable to Entergy Corporation	$666.8		$560.6
Basic shares and earnings per average common share	211.5	$3.15	203.4	$2.76
Average dilutive effect of:
Stock options	0.2	—	0.5	(0.01)
Other equity plans	0.5	(0.01)	0.6	(0.01)
Equity forwards	—	—	0.1	—
Diluted shares and earnings per average common shares	212.2	$3.14	204.6	$2.74

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1,305,354 options for the three months ended September 30, 2023 and 926,403 options for the three months ended September 30, 2022.

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Nine Months Ended September 30,
	2023		2022
	(In Millions, Except Per Share Data)
		$/share		$/share
Net income attributable to Entergy Corporation	$1,368.9		$996.7
Basic shares and earnings per average common share	211.4	$6.47	203.3	$4.90
Average dilutive effect of:
Stock options	0.3	(0.01)	0.5	(0.01)
Other equity plans	0.5	(0.01)	0.5	(0.01)
Equity forwards	—	—	0.1	—
Diluted shares and earnings per average common shares	212.2	$6.45	204.4	$4.88

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1,138,384 options for the nine months ended September 30, 2023 and 937,350 options for the nine months ended September 30, 2022.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Dividends declared per common share were $1.07 for the three months ended September 30, 2023 and $1.01 for the three months ended September 30, 2022. Dividends declared per common share were $3.21 for the nine months ended September 30, 2023 and $3.03 for the nine months ended September 30, 2022.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $2 billion. As of September 30, 2023, shares at an aggregate gross sales price of approximately $1,126 million have been sold under the at the market equity distribution program.

During the nine months ended September 30, 2023 and 2022, there were no shares of common stock issued under the at the market equity distribution program.

In March, June, and September 2022, Entergy entered into forward sale agreements for 1,538,010 shares, 2,124,086 shares, and 1,666,172 shares of common stock, respectively. No amounts were recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreements occurred in November 2022. The forward sale agreements required Entergy to, at its election prior to September 29, 2023 for the March 2022 agreements and prior to December 29, 2023 for the June and September agreements, either (i) physically settle the transactions by issuing the total of 1,538,010 shares, 2,124,086 shares, and 1,666,172 shares, respectively, of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially approximately $108.12, $116.94, and $115.46 per share, respectively) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 1,538,010 shares, 2,124,086 shares, and 1,666,172 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $168 million, $250.9 million, and $194.2 million, respectively. In connection with the sales of these shares, Entergy paid the forward sellers fees of approximately $1.7 million, $2.5 million, and $1.9 million, respectively, which have not been deducted from the gross sales prices. Entergy did not receive any proceeds from such sales of borrowed shares.

In November 2022, Entergy physically settled its obligations under the then-outstanding forward sale agreements by delivering 7,688,419 shares of common stock in exchange for cash proceeds of $853.3 million. See Note 7 to the financial statements in the Form 10-K for discussion of the common stock issued and forward sale agreements settled under the at the market equity distribution program.

In June 2023, Entergy entered into forward sale agreements for 102,995 shares and 365,307 shares of common stock. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy to, at its election prior to May 31, 2024 or June 28, 2024, respectively, either (i) physically settle the transactions by issuing the total of 102,995 shares and 365,307 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $101.36 and $101.39 per share, respectively) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 102,995 shares and 365,307 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $10.5 million and $37.4 million, respectively. In connection

Entergy Corporation and Subsidiaries
Notes to Financial Statements
with the sale of these shares, Entergy paid the forward sellers fees of approximately $0.1 million and $0.4 million, respectively, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the nine months ended September 30, 2023 and 2022, 468,302 shares and 4,757,308 shares, respectively, under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the nine months ended September 30, 2023, Entergy Corporation issued 295,304 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2023.

Retained Earnings

On October 27, 2023, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.13 per share, payable on December 1, 2023 to holders of record as of November 14, 2023.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2023:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, July 1, 2023	($193,019)

Amounts reclassified from accumulated other comprehensive income (loss)	(2,434)
Net other comprehensive income (loss) for the period	(2,434)

Ending balance, September 30, 2023	($195,453)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2022	($987)	($324,274)	$1,223	($324,038)

Other comprehensive income (loss) before reclassifications	(14)	—	(1,223)	(1,237)
Amounts reclassified from accumulated other comprehensive income	38	11,867	—	11,905
Net other comprehensive income (loss) for the period	24	11,867	(1,223)	10,668

Ending balance, September 30, 2022	($963)	($312,407)	$—	($313,370)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2023:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2023	($191,754)

Amounts reclassified from accumulated other comprehensive income (loss)	(3,699)
Net other comprehensive income (loss) for the period	(3,699)

Ending balance, September 30, 2023	($195,453)

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2023 and 2022:

	Pension and Other Postretirement Liabilities
	2023	2022
	(In Thousands)
Beginning balance, July 1,	$52,811	$7,174

Amounts reclassified from accumulated other comprehensive income (loss)	(1,829)	295
Net other comprehensive income (loss) for the period	(1,829)	295

Ending balance, September 30,	$50,982	$7,469

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2023 and 2022:

	Pension and Other Postretirement Liabilities
	2023	2022
	(In Thousands)
Beginning balance, January 1,	$55,370	$8,278

Amounts reclassified from accumulated other comprehensive income (loss)	(4,388)	(809)
Net other comprehensive income (loss) for the period	(4,388)	(809)

Ending balance, September 30,	$50,982	$7,469

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended September 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Cash flow hedges net unrealized loss
Interest rate swaps	$—	($48)	Miscellaneous - net
Total realized loss on cash flow hedges	—	(48)
Income taxes	—	10	Income taxes
Total realized loss on cash flow hedges (net of tax)	$—	($38)

Pension and other postretirement liabilities
Amortization of prior-service credit	$3,396	$3,837	(a)
Amortization of net gain (loss)	1,700	(4,870)	(a)
Settlement loss	(1,919)	(14,339)	(a)
Total amortization and settlement loss	3,177	(15,372)
Income taxes	(743)	3,505	Income taxes
Total amortization and settlement loss (net of tax)	$2,434	($11,867)

Net unrealized investment gain (loss)
Total realized investment gain (loss)	$—	$—

Total reclassifications for the period (net of tax)	$2,434	($11,905)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the nine months ended September 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Cash flow hedges net unrealized loss
Interest rate swaps	$—	($145)	Miscellaneous - net
Total realized loss on cash flow hedges	—	(145)
Income taxes	—	31	Income taxes
Total realized loss on cash flow hedges (net of tax)	$—	($114)

Pension and other postretirement liabilities
Amortization of prior-service credit	$10,191	$11,511	(a)
Amortization of net gain (loss)	4,994	(29,774)	(a)
Settlement loss	(10,408)	(15,666)	(a)
Total amortization and settlement loss	4,777	(33,929)
Income taxes	(1,078)	7,689	Income taxes
Total amortization and settlement loss (net of tax)	$3,699	($26,240)

Net unrealized investment loss
Realized loss	$—	($9,245)	Interest and investment income
Income taxes	—	3,402	Income taxes
Total realized investment loss (net of tax)	$—	($5,843)

Total reclassifications for the period (net of tax)	$3,699	($32,197)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended September 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$951	$1,158	(a)
Amortization of gain (loss)	1,574	(222)	(a)
Settlement loss	(22)	(1,340)	(a)
Total amortization and settlement loss	2,503	(404)
Income taxes	(674)	109	Income taxes
Total amortization and settlement loss (net of tax)	1,829	(295)

Total reclassifications for the period (net of tax)	$1,829	($295)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the nine months ended September 30, 2023 and 2022 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2023	2022
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$2,853	$3,474	(a)
Amortization of gain (loss)	4,703	(849)	(a)
Settlement loss	(1,551)	(1,518)	(a)
Total amortization and settlement loss	6,005	1,107
Income taxes	(1,617)	(298)	Income taxes
Total amortization and settlement loss (net of tax)	4,388	809

Total reclassifications for the period (net of tax)	$4,388	$809

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Noncontrolling Interests

The dollar value of noncontrolling interests for Entergy Louisiana as of September 30, 2023 and December 31, 2022 is presented below:

	2023	2022
	(In Thousands)
Entergy Louisiana Noncontrolling Interests
Restoration Law Trust I (a)	$32,084	$31,735
Restoration Law Trust II (b)	15,130	—
Total Noncontrolling Interests	$47,214	$31,735

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2028. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted-average interest rate for the nine months ended September 30, 2023 was 6.44% on the drawn portion of the facility. As of September 30, 2023, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$—	$3	$3,497

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of September 30, 2023, Entergy Corporation had $1,351.1 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2023 was 5.35%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2023 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2023	Letters of Credit Outstanding as of September 30, 2023
Entergy Arkansas	April 2024	$25 million (b)	7.27%	$—	$—
Entergy Arkansas	June 2028	$150 million (c)	6.54%	$—	$—
Entergy Louisiana	June 2028	$350 million (c)	6.67%	$—	$—
Entergy Mississippi	July 2025	$150 million	6.54%	$—	$—
Entergy New Orleans	June 2024	$25 million (c)	7.04%	$—	$—
Entergy Texas	June 2028	$150 million (c)	6.67%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of September 30, 2023 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. The following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2023:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2023 (a) (b)
Entergy Arkansas	$25 million	0.78%	$7.8 million
Entergy Louisiana	$125 million	0.78%	$11.2 million
Entergy Mississippi	$65 million	0.78%	$6.7 million
Entergy New Orleans	$15 million	1.625%	$1 million
Entergy Texas	$80 million	1.250%	$12.8 million

(a)As of September 30, 2023, letters of credit posted with MISO covered financial transmission right exposure of $1.7 million for Entergy Arkansas, $0.9 million for Entergy Louisiana, $0.6 million for Entergy Mississippi, and $0.5 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of September 30, 2023, in addition to the $6.7 million MISO letters of credit, Entergy Mississippi had $1 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have FERC-

Entergy Corporation and Subsidiaries
Notes to Financial Statements
authorized short-term borrowing limits effective through April 2025. The FERC-authorized short-term borrowing limit for System Energy is effective through March 2025. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are intercompany borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2023 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$24
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2024. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of September 30, 2023, $139 million in cash borrowings were outstanding under the credit facility.  The weighted-average interest rate for the nine months ended September 30, 2023 was 6.47% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of September 30, 2023:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2023
		(Dollars in Millions)
Entergy Arkansas VIE	June 2025	$80	6.03%	$10.6
Entergy Louisiana River Bend VIE	June 2025	$105	6.08%	$57.1
Entergy Louisiana Waterford VIE	June 2025	$105	6.04%	$13.9
System Energy VIE	June 2025	$120	5.90%	$29.2

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

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of September 30, 2023 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Arkansas VIE	1.84% Series N due July 2026	$90 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
Entergy Louisiana Waterford VIE	5.94% Series J due September 2026	$70 million
System Energy VIE	2.05% Series K due September 2027	$90 million

In accordance with regulatory treatment, interest on the nuclear fuel company VIEs’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

As of September 30, 2023, Entergy Arkansas and Entergy Louisiana each has obtained financing authorization from the FERC that extend through April 2025 and System Energy has obtained financing authorization from the FERC that extends through March 2025 for issuances by their nuclear fuel company VIEs.

Debt Issuances and Retirements

(Entergy Arkansas)

In January 2023, Entergy Arkansas issued $425 million of 5.15% Series mortgage bonds due January 2033. Entergy Arkansas used the proceeds, together with other funds, to repay, at maturity, its $250 million of 3.05% Series mortgage bonds due June 2023 and for general corporate purposes.

In August 2023, Entergy Arkansas issued $300 million of 5.30% Series mortgage bonds due September 2033. Entergy Arkansas used the proceeds, together with other funds, to repay debt outstanding under its $150 million long-term revolving credit facility and for general corporate purposes, including the repayment of borrowings from the Entergy System money pool.

(Entergy Louisiana)

In September 2023, Entergy Louisiana repaid, at maturity, $325 million of 4.05% Series mortgage bonds.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
interest rate of 6.25% payable on the unpaid principal amount, compared to the previous rate of 2.5%. Entergy New Orleans used the funds for general corporate purposes.

In July 2023, Entergy New Orleans repaid, at maturity, $100 million of 3.9% Series mortgage bonds.

(Entergy Texas)

In August 2023, Entergy Texas issued $350 million of 5.80% Series mortgage bonds due September 2053. Entergy Texas used the proceeds, together with other funds, to finance the construction of the Orange County Advanced Power Station and for general corporate purposes, including the repayment of borrowings from the Entergy System money pool.

(System Energy)

In March 2023, System Energy issued $325 million of 6.00% Series mortgage bonds due April 2028. System Energy used the proceeds, together with other funds, to repay, prior to maturity, its $50 million term loan due November 2023, and to repay, at maturity, its $250 million of 4.10% Series mortgage bonds due April 2023, and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2023 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$26,183,400	$22,233,532
Entergy Arkansas	$4,650,501	$3,910,973
Entergy Louisiana	$10,399,014	$8,893,051
Entergy Mississippi	$2,329,185	$1,935,895
Entergy New Orleans	$685,002	$599,005
Entergy Texas	$3,233,614	$2,702,065
System Energy	$745,247	$677,274

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

Stock Options

Entergy granted options on 281,874 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2023 with a fair value of $20.07 per option.  As of September 30, 2023, there were options on 2,950,625 shares of common stock outstanding with a weighted-average exercise price of $97.49.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2023.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2023 was $16.6 million.

The following table includes financial information for outstanding stock options for the three months ended September 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.1	$0.9
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for outstanding stock options for the nine months ended September 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$3.2	$3.2
Tax benefit recognized in Entergy’s consolidated net income	$0.9	$0.8
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.6	$1.2

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

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$9.3	$9.1
Tax benefit recognized in Entergy’s consolidated net income	$2.4	$2.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.2	$3.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2023 and 2022:

	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$27.1	$31.1
Tax benefit recognized in Entergy’s consolidated net income	$7.0	$7.9
Compensation cost capitalized as part of fixed assets and materials and supplies	$11.8	$12.6

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the third quarters of 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$25,302	$33,845
Interest cost on projected benefit obligation	73,850	60,734
Expected return on assets	(96,775)	(100,203)
Amortization of net loss	20,204	42,367
Settlement charges	6,914	125,548
Net pension costs	$29,495	$162,291

Entergy’s qualified pension costs, including amounts capitalized, for the nine months ended September 30, 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$76,346	$108,482
Interest cost on projected benefit obligation	223,584	164,529
Expected return on assets	(290,660)	(306,895)
Amortization of net loss	63,858	159,359
Settlement charges	152,588	148,201
Net pension costs	$225,716	$273,676

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the third quarters of 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,566	$6,175	$1,431	$492	$1,074	$1,430
Interest cost on projected benefit obligation	13,813	14,896	3,797	1,667	3,138	3,419
Expected return on assets	(17,639)	(18,892)	(4,830)	(2,206)	(4,147)	(4,392)
Amortization of net loss	5,438	4,748	1,545	456	1,008	1,204
Settlement charges	558	561	345	248	632	228
Net pension cost	$6,736	$7,488	$2,288	$657	$1,705	$1,889

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,138	$8,261	$1,953	$690	$1,441	$1,891
Interest cost on projected benefit obligation	11,866	12,523	3,383	1,368	2,795	2,882
Expected return on assets	(18,731)	(20,586)	(5,006)	(2,487)	(4,551)	(4,509)
Amortization of net loss	10,283	10,156	2,941	1,208	2,130	2,641
Settlement charges	11,477	33,507	6,853	4,402	13,082	4,593
Net pension cost	$21,033	$43,861	$10,124	$5,181	$14,897	$7,498

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the nine months ended September 30, 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,976	$18,654	$4,369	$1,470	$3,271	$4,342
Interest cost on projected benefit obligation	42,010	45,219	11,551	5,051	9,542	10,382
Expected return on assets	(53,593)	(56,891)	(14,349)	(6,783)	(12,322)	(13,431)
Amortization of net loss	18,170	14,704	4,937	1,453	3,057	3,939
Settlement charges	24,516	38,791	12,088	1,948	10,902	5,518
Net pension cost	$45,079	$60,477	$18,596	$3,139	$14,450	$10,750

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$19,695	$26,405	$6,158	$2,194	$4,652	$5,937
Interest cost on projected benefit obligation	30,944	33,706	8,857	3,646	7,242	7,614
Expected return on assets	(57,009)	(62,779)	(15,373)	(7,517)	(14,393)	(13,718)
Amortization of net loss	36,557	35,055	10,371	3,944	7,124	9,078
Settlement charges	22,973	37,968	9,061	4,402	15,547	6,616
Net pension cost	$53,160	$70,355	$19,074	$6,669	$20,172	$15,527

Non-Qualified Net Pension Cost

Entergy recognized $21.8 million and $5.9 million in pension cost for its non-qualified pension plans in the third quarters of 2023 and 2022, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarters of 2023 and 2022, respectively, were settlement charges of $18 million and $1.4 million related to the payment of lump sum benefits out of the plans. Entergy recognized $39.8 million and $23.3 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2023 and 2022, respectively. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2023 and 2022, respectively, were settlement charges of $27.3 million and $9.2 million related to the payment of lump sum benefits out of the plans.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the third quarters of 2023 and 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2023	$63	$24	$85	$33	$63
2022	$69	$24	$80	$28	$961

Reflected in Entergy Texas’s non-qualified pension costs in the third quarter of 2022 were settlement charges of $886 thousand related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the nine months ended September 30, 2023 and 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2023	$575	$76	$724	$99	$190
2022	$212	$77	$241	$84	$1,264

Reflected in Entergy Arkansas’s non-qualified pension costs for the nine months ended September 30, 2023 were settlement charges of $379 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Mississippi’s non-qualified pension costs for the nine months ended September 30, 2023 and 2022, respectively, were settlement charges of $453 thousand and $2 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the nine months ended September 30, 2022 were settlement charges of $1 million related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s other postretirement benefits income, including amounts capitalized, for the third quarters of 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$3,664	$6,184
Interest cost on accumulated postretirement benefit obligation (APBO)	10,568	6,827
Expected return on assets	(9,183)	(10,855)
Amortization of prior service credit	(5,640)	(6,388)
Amortization of net (gain) loss	(2,862)	1,083
Net other postretirement benefits income	($3,453)	($3,149)

Entergy’s other postretirement benefits income, including amounts capitalized, for the nine months ended September 30, 2023 and 2022, included the following components:

	2023	2022
	(In Thousands)
Service cost - benefits earned during the period	$10,992	$18,552
Interest cost on accumulated postretirement benefit obligation (APBO)	31,704	20,481
Expected return on assets	(27,549)	(32,565)
Amortization of prior service credit	(16,920)	(19,164)
Amortization of net (gain) loss	(8,586)	3,249
Net other postretirement benefits income	($10,359)	($9,447)

The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the third quarters of 2023 and 2022, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the nine months ended September 30, 2023 and 2022, included the following components:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,223	$2,535	$660	$177	$606	$567
Interest cost on APBO	6,003	6,699	1,629	870	1,947	1,296
Expected return on assets	(11,334)	—	(3,537)	(3,948)	(6,582)	(1,902)
Amortization of prior service cost (credit)	1,572	(2,853)	(717)	(687)	(3,279)	(219)
Amortization of net (gain) loss	129	(5,292)	63	351	687	—
Net other postretirement benefits cost (income)	($1,407)	$1,089	($1,902)	($3,237)	($6,621)	($258)

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$3,342	$4,224	$1,017	$297	$993	$930
Interest cost on APBO	3,789	4,329	1,050	522	1,197	837
Expected return on assets	(13,449)	—	(4,182)	(4,497)	(7,704)	(2,373)
Amortization of prior service cost (credit)	1,413	(3,474)	(1,329)	(687)	(3,279)	(240)
Amortization of net (gain) loss	654	(558)	168	(675)	486	90
Net other postretirement benefits cost (income)	($4,251)	$4,521	($3,276)	($5,040)	($8,307)	($756)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2023 and 2022:

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$3,509	($113)	$3,396
Amortization of net gain (loss)	(1,064)	2,898	(134)	1,700
Settlement loss	(490)	—	(1,429)	(1,919)
	($1,554)	$6,407	($1,676)	$3,177
Entergy Louisiana
Amortization of prior service credit	$—	$951	$—	$951
Amortization of net gain (loss)	(190)	1,764	—	1,574
Settlement loss	(22)	—	—	(22)
	($212)	$2,715	$—	$2,503

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$4,014	($177)	$3,837
Amortization of net loss	(3,976)	(596)	(298)	(4,870)
Settlement loss	(14,263)	—	(76)	(14,339)
	($18,239)	$3,418	($551)	($15,372)
Entergy Louisiana
Amortization of prior service credit	$—	$1,158	$—	$1,158
Amortization of net gain (loss)	(407)	186	(1)	(222)
Settlement loss	(1,340)	—	—	(1,340)
	($1,747)	$1,344	($1)	($404)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2023 and 2022:

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$10,529	($338)	$10,191
Amortization of net gain (loss)	(3,208)	8,693	(491)	4,994
Settlement loss	(7,446)	—	(2,962)	(10,408)
	($10,654)	$19,222	($3,791)	$4,777
Entergy Louisiana
Amortization of prior service credit	$—	$2,853	$—	$2,853
Amortization of net gain (loss)	(588)	5,292	(1)	4,703
Settlement loss	(1,551)	—	—	(1,551)
	($2,139)	$8,145	($1)	$6,005

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$12,042	($531)	$11,511
Amortization of net loss	(26,921)	(1,788)	(1,065)	(29,774)
Settlement loss	(14,441)	—	(1,225)	(15,666)
	($41,362)	$10,254	($2,821)	($33,929)
Entergy Louisiana
Amortization of prior service credit	$—	$3,474	$—	$3,474
Amortization of net gain (loss)	(1,404)	558	(3)	(849)
Settlement loss	(1,518)	—	—	(1,518)
	($2,922)	$4,032	($3)	$1,107

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, to track the surplus or deficit in the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amounts recorded for 2020 and 2021 were included in the base rate case that was filed with the PUCT in July 2022, and amortization of that amount began in 2023 when interim rates became effective. The reserve amounts recorded for 2022 and through September 2023 will be evaluated in the next scheduled PUCT rate case and an amortization period will be determined by the PUCT at that time. At September 30, 2023, the balance in this reserve was approximately $39.3 million.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $267 million to its qualified pension plans in 2023.  As of September 30, 2023, Entergy had contributed $267 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2023 pension contributions	$54,468	$44,565	$21,110	$1,420	$5,314	$15,543
Pension contributions made through September 2023	$54,468	$44,565	$21,110	$1,420	$5,314	$15,543
Remaining estimated pension contributions to be made in 2023	$—	$—	$—	$—	$—	$—

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

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022 and upon completion of all transition activities, effective January 1, 2023, Entergy Wholesale Commodities is no longer a reportable segment. See Note 13 and Note 14 to the financial statements in the Form 10-K for discussion of the asset impairments and restructuring

Entergy Corporation and Subsidiaries
Notes to Financial Statements
charges related to the decision to exit the merchant nuclear power business. Remaining business activity previously reported under Entergy Wholesale Commodities is now included under Parent & Other. Historical segment financial information presented herein has been restated for the third quarter 2022 and the nine months ended September 30, 2022 to reflect the change in reportable segments. The change in reportable segments had no effect on Entergy’s consolidated financial statements or historical segment financial information for the Utility reportable segment.

Entergy’s segment financial information for the third quarters of 2023 and 2022 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2023
Operating revenues	$3,559,240	$36,302	($20)	$3,595,522
Income taxes	$225,989	$1,008	$—	$226,997
Consolidated net income (loss)	$754,036	($3,304)	($81,018)	$669,714
2022
Operating revenues	$4,156,616	$62,009	($10)	$4,218,615
Income taxes	$178,088	$6,024	$—	$184,112
Consolidated net income (loss)	$667,162	($55,870)	($55,410)	$555,882

Entergy’s segment financial information for the nine months ended September 30, 2023 and 2022 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2023
Operating revenues	$9,325,977	$96,661	($31)	$9,422,607
Income taxes	$304,352	($21,534)	$—	$282,818
Consolidated net income (loss)	$1,666,701	($74,257)	($218,418)	$1,374,026
Total assets as of September 30, 2023	$64,924,653	$839,217	($5,211,723)	$60,552,147
2022
Operating revenues	$10,191,041	$300,720	($24)	$10,491,737
Income taxes	($118,257)	$9,223	$—	($109,034)
Consolidated net income (loss)	$1,166,866	($36,772)	($130,608)	$999,486
Total assets as of December 31, 2022	$61,399,243	$884,442	($3,688,494)	$58,595,191

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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of September 30, 2023 is 6 months, for each of Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of September 30, 2023 is 16,033,600 MMBtu for Entergy, including 3,660,000 MMBtu for Entergy Louisiana, 11,256,600 MMBtu for Entergy Mississippi, and 1,117,000 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide

Entergy Corporation and Subsidiaries
Notes to Financial Statements
collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2023, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2023 through May 31, 2024. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy’s non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2023 is 100,632 GWh for Entergy, including 25,018 GWh for Entergy Arkansas, 42,908 GWh for Entergy Louisiana, 12,949 GWh for Entergy Mississippi, 3,960 GWh for Entergy New Orleans, and 15,596 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy’s non-utility operations as of September 30, 2023 and December 31, 2022. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of September 30, 2023 and for Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2022.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2023
Assets:
Natural gas swaps and options	Prepayments and other	$1	$—	$1
Financial transmission rights	Prepayments and other	$33	($1)	$32

Liabilities:
Natural gas swaps and options	Other current liabilities	$7	$—	$7

2022
Assets:
Natural gas swaps and options	Prepayments and other	$13	$—	$13
Natural gas swaps and options	Other deferred debits and other assets	$3	$—	$3
Financial transmission rights	Prepayments and other	$21	($2)	$19

Liabilities:
Natural gas swaps and options	Other current liabilities	$25	$—	$25

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes cash collateral in the amount of $8 million posted as of December 31, 2022. Also excludes letters of credit in the amount of $4 million posted as of September 30, 2023 and $3 million posted as of December 31, 2022.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2023 and 2022 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
Financial transmission rights	Purchased power expense	(b)	$48

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$42
Financial transmission rights	Purchased power expense	(b)	$30

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2023 and 2022 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($44)
Financial transmission rights	Purchased power expense	(b)	$96

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$120
Financial transmission rights	Purchased power expense	(b)	$90

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2023 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$1.0	$—	$1.0	Entergy Louisiana

Financial transmission rights	Prepayments and other	$11.7	($0.1)	$11.6	Entergy Arkansas
Financial transmission rights	Prepayments and other	$14.7	$—	$14.7	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.2	($0.1)	$1.1	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.6	($0.3)	$3.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.1	$—	$7.1	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.3	$—	$0.3	Entergy New Orleans

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of September 30, 2023, letters of credit posted with MISO covered financial transmission rights exposure of $1.7 million for Entergy Arkansas, $0.9 million for Entergy Louisiana, $0.6 million for Entergy Mississippi, and $0.5 million for Entergy Texas. As of December 31, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $2.4 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2023 and 2022 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.4)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$10.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$18.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$6.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$10.4	(b)	Entergy Texas

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$17.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$24.4	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$12.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$10.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.3	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2023 and 2022 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($7.5)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($34.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$18.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$46.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$11.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$14.5	(b)	Entergy Texas

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$37.7	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$81.9	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$35.8	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$35.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$8.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.0	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.2	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,414	$—	$—	$1,414
Decommissioning trust funds (a):
Equity securities	17	—	—	17
Debt securities	567	1,093	—	1,660
Common trusts (b)				2,741
Securitization recovery trust account	18	—	—	18
Storm reserve escrow accounts	416	—	—	416
Gas hedge contracts	1	—	—	1
Financial transmission rights	—	—	32	32
	$2,433	$1,093	$32	$6,299

Liabilities:
Gas hedge contracts	$7	$—	$—	$7

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$109	$—	$—	$109
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	534	1,122	—	1,656
Common trusts (b)				2,442
Securitization recovery trust account	13	—	—	13
Storm reserve escrow accounts	402	—	—	402
Gas hedge contracts	13	3	—	16
Financial transmission rights	—	—	19	19
	$1,095	$1,125	$19	$4,681
Liabilities:
Gas hedge contracts	$25	$—	$—	$25

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2023 and 2022:

	2023	2022
	(In Millions)
Balance as of July 1,	$40	$12
Total gains (losses) for the period
Included as a regulatory liability/asset	40	39
Settlements	(48)	(30)
Balance as of September 30,	$32	$21

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2023 and 2022:

	2023	2022
	(In Millions)
Balance as of January 1,	$19	$4
Total gains (losses) for the period
Included as a regulatory liability/asset	67	91
Issuances of financial transmission rights	42	16
Settlements	(96)	(90)
Balance as of September 30,	$32	$21

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Arkansas

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$110.3	$—	$—	$110.3
Decommissioning trust funds (a):
Equity securities	2.4	—	—	2.4
Debt securities	128.8	342.1	—	470.9
Common trusts (b)				812.3
Financial transmission rights	—	—	11.6	11.6
	$241.5	$342.1	$11.6	$1,407.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	4.5	—	—	4.5
Debt securities	126.8	343.9	—	470.7
Common trusts (b)				724.7
Financial transmission rights	—	—	10.3	10.3
	$134.7	$343.9	$10.3	$1,213.6

Entergy Louisiana

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$765.8	$—	$—	$765.8
Decommissioning trust funds (a):
Equity securities	10.6	—	—	10.6
Debt securities	243.3	493.5	—	736.8
Common trusts (b)				1,165.5
Storm reserve escrow account	303.9	—	—	303.9
Gas hedge contracts	1.0	—	—	1.0
Financial transmission rights	—	—	14.7	14.7
	$1,324.6	$493.5	$14.7	$2,998.3

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.3	$—	$—	$6.3
Decommissioning trust funds (a):
Equity securities	16.8	—	—	16.8
Debt securities	209.4	515.7	—	725.1
Common trusts (b)				1,037.2
Storm reserve escrow account	293.4	—	—	293.4
Gas hedge contracts	13.1	3.4	—	16.5
Financial transmission rights	—	—	7.3	7.3
	$539.0	$519.1	$7.3	$2,102.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Mississippi

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$10.3	$—	$—	$10.3
Storm reserve escrow account	34.7	—	—	34.7
Financial transmission rights	—	—	1.1	1.1
	$45.0	$—	$1.1	$46.1

Liabilities:
Gas hedge contracts	$7.1	$—	$—	$7.1

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.0	$—	$—	$17.0
Storm reserve escrow account	33.5	—	—	33.5
Financial transmission rights	—	—	0.6	0.6
	$50.5	$—	$0.6	$51.1

Liabilities:
Gas hedge contracts	$24.0	$—	$—	$24.0

Entergy New Orleans

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$114.4	$—	$—	$114.4
Securitization recovery trust account	5.7	—	—	5.7
Storm reserve escrow account	77.7	—	—	77.7
Financial transmission rights	—	—	1.3	1.3
	$197.8	$—	$1.3	$199.1

Liabilities:
Gas hedge contracts	$0.3	$—	$—	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.4	$—	$—	$4.4
Securitization recovery trust account	2.2	—	—	2.2
Storm reserve escrow account	75.0	—	—	75.0
Financial transmission rights	—	—	0.8	0.8
	$81.6	$—	$0.8	$82.4

Liabilities:
Gas hedge contracts	$1.5	$—	$—	$1.5

Entergy Texas

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$249.6	$—	$—	$249.6
Securitization recovery trust account	12.3	—	—	12.3
Financial transmission rights	—	—	3.3	3.3
	$261.9	$—	$3.3	$265.2

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.0	$—	$—	$3.0
Securitization recovery trust account	10.9	—	—	10.9
Financial transmission rights	—	—	0.1	0.1
	$13.9	$—	$0.1	$14.0

System Energy

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$94.5	$—	$—	$94.5
Decommissioning trust funds (a):
Equity securities	4.1	—	—	4.1
Debt securities	195.5	257.3	—	452.8
Common trusts (b)				762.3
	$294.1	$257.3	$—	$1,313.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.9	$—	$—	$2.9
Decommissioning trust funds (a):
Equity securities	2.8	—	—	2.8
Debt securities	197.5	262.2	—	459.7
Common trusts (b)				680.4
	$203.2	$262.2	$—	$1,145.8

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2023.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$19.6	$16.7	$1.2	$1.5	$1.2
Gains (losses) included as a regulatory liability/asset	2.2	16.3	6.5	2.2	12.5
Settlements	(10.2)	(18.3)	(6.6)	(2.4)	(10.4)
Balance as of September 30,	$11.6	$14.7	$1.1	$1.3	$3.3

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2023.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$10.3	$7.3	$0.6	$0.8	$0.1
Issuances of financial transmission rights	20.6	18.1	1.4	1.4	0.2
Gains (losses) included as a regulatory liability/asset	(1.1)	36.0	10.2	3.9	17.5
Settlements	(18.2)	(46.7)	(11.1)	(4.8)	(14.5)
Balance as of September 30,	$11.6	$14.7	$1.1	$1.3	$3.3

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

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2023 on equity securities still held as of September 30, 2023 were ($99) million and $272 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$1,660	$1	$222

2022
Debt Securities	$1,655	$4	$201

As of September 30, 2023 and December 31, 2022, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $1,881 million as of September 30, 2023 and $1,852 million as of December 31, 2022.  As of September 30, 2023, available-for-sale debt securities had an average coupon rate of approximately 3.37%, an average duration of approximately 6.30 years, and an average maturity of approximately 10.71 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$585	$30	$840	$63
More than 12 months	1,010	192	666	138
Total	$1,595	$222	$1,506	$201

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$80	$62
1 year - 5 years	499	520
5 years - 10 years	477	461
10 years - 15 years	108	117
15 years - 20 years	155	161
20 years+	341	334
Total	$1,660	$1,655

During the three months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $226 million and $119 million, respectively.  During the three months ended September 30, 2023, there were no gross gains and $11 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2022, there were gross gains of $0.2 million and gross losses of $8 million reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $486 million and $755 million, respectively.  During the nine months ended September 30, 2023, there were $1 million in gross gains and $28 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the nine months ended September 30, 2022, there were gross gains of $2 million and gross losses of $36 million reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$470.9	$0.1	$78.1

2022
Debt Securities	$470.7	$0.2	$69.3

The amortized cost of available-for-sale debt securities was $548.9 million as of September 30, 2023 and $539.8 million as of December 31, 2022.  As of September 30, 2023, the available-for-sale debt securities had an average coupon rate of approximately 2.58%, an average duration of approximately 5.78 years, and an average maturity of approximately 7.35 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2023 on equity securities still held as of September 30, 2023 were ($29.3) million and $80 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$68.8	$4.3	$197.6	$18.8
More than 12 months	391.8	73.8	260.1	50.5
Total	$460.6	$78.1	$457.7	$69.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$45.6	$21.2
1 year - 5 years	135.8	159.7
5 years - 10 years	189.8	191.7
10 years - 15 years	38.9	38.0
15 years - 20 years	42.2	42.6
20 years+	18.6	17.5
Total	$470.9	$470.7

During the three months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $1.8 million and $17.2 million, respectively.  During the three months ended September 30, 2023, there were no gross gains and $0.1 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2022, there were no gross gains and gross losses of $2 million reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $18.4 million and $33.1 million, respectively.  During the nine months ended September 30, 2023, there were no gross gains and $1.8 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the nine months ended September 30, 2022, there were gross gains of $0.1 million and gross losses of $2.5 million reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$736.8	$1.3	$74.5

2022
Debt Securities	$725.1	$3.5	$67.5

The amortized cost of available-for-sale debt securities was $809.9 million as of September 30, 2023 and $789.1 million as of December 31, 2022.  As of September 30, 2023, the available-for-sale debt securities had an average coupon rate of approximately 3.87%, an average duration of approximately 6.72 years, and an average maturity of approximately 13.11 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2023 on equity securities still held as of September 30, 2023 were ($42.3) million and $117.2 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$339.7	$14.9	$409.9	$24.6
More than 12 months	354.9	59.6	207.5	42.9
Total	$694.6	$74.5	$617.4	$67.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$31.9	$33.6
1 year - 5 years	164.6	159.1
5 years - 10 years	169.2	161.7
10 years - 15 years	64.2	67.1
15 years - 20 years	79.4	83.3
20 years+	227.5	220.3
Total	$736.8	$725.1

During the three months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale securities amounted to $148.1 million and $47.6 million, respectively.  During the three months ended September 30, 2023, there were no gross gains and gross losses of $8.6 million reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2022, there were gross gains of $0.2 million and gross losses of $2.8 million reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $280.7 million and $288.5 million, respectively.  During the nine months ended September 30, 2023, there were gross gains of $0.5 million and gross losses of $17.6 million reclassified out of other regulatory liabilities/assets into earnings. During the nine months ended September 30, 2022, there were gross gains of $1.3 million and gross losses of $15 million reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2023
Debt Securities	$452.8	$0.1	$69.8

2022
Debt Securities	$459.7	$0.7	$63.7

The amortized cost of available-for-sale debt securities was $522.6 million as of September 30, 2023 and $522.7 million as of December 31, 2022.  As of September 30, 2023, the available-for-sale debt securities had an average coupon rate of approximately 3.36%, an average duration of approximately 6.15 years, and an average maturity of approximately 10.26 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2023 on equity securities still held as of September 30, 2023 were ($27.5) million and $75.2 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements
500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$176.1	$11.0	$231.9	$19.2
More than 12 months	263.0	58.8	198.0	44.5
Total	$439.1	$69.8	$429.9	$63.7

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2023 and December 31, 2022 were as follows:

	2023	2022
	(In Millions)
Less than 1 year	$2.7	$6.8
1 year - 5 years	198.9	201.7
5 years - 10 years	118.4	107.1
10 years - 15 years	4.7	11.7
15 years - 20 years	33.1	35.0
20 years+	95.0	97.4
Total	$452.8	$459.7

During the three months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $76.2 million and $54.6 million, respectively.  During the three months ended September 30, 2023, there were no gross gains and $2.7 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2022, there were gross gains of $0.02 million and gross losses of $3 million reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2023 and 2022, proceeds from the dispositions of available-for-sale debt securities amounted to $187.3 million and $158.6 million, respectively.  During the nine months ended September 30, 2023, there were no gross gains and $9.1 million in gross losses reclassified out of other regulatory liabilities/assets into earnings. During the nine months ended September 30, 2022, there were gross gains of $0.2 million and gross losses of $8.3 million reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible, it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  Entergy did not have an allowance for expected credit losses related to available-for-sale securities as of September 30, 2023 and December 31, 2022. Entergy did not record any impairments of available-

Entergy Corporation and Subsidiaries
Notes to Financial Statements
for-sale debt securities for the three and nine months ended September 30, 2023. Entergy did not record any impairments of available-for-sale debt securities for the three months ended September 30, 2022. Entergy recorded $1.5 million in impairments of available-for-sale debt securities for the nine months ended September 30, 2022.

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

Tax Cuts and Jobs Act

During the second quarter 2018, the Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by their respective regulatory authorities. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This manner of regulatory accounting affects the effective tax rate for the period as compared to the statutory tax rate. There was no return of unprotected excess accumulated deferred income taxes for Entergy or the Registrant Subsidiaries for the three months ended September 30, 2023 or for the nine months ended September 30, 2023. For the three months ended September 30, 2022, the return of unprotected excess accumulated deferred income taxes reduced the regulatory liability for income taxes by $16 million for Entergy, including $6 million for Entergy Louisiana and $10 million for Entergy Texas. For the nine months ended September 30, 2022, the return of unprotected excess accumulated deferred income taxes reduced the regulatory liability for income taxes by $50 million for Entergy, including $25 million for Entergy Louisiana, $1 million for Entergy New Orleans, and $24 million for Entergy Texas.

Income Tax Audits

Entergy and the Registrant Subsidiaries anticipate the resolution of the IRS 2016-2018 audit and expect to record the effects of the adjustments associated with such audit in the fourth quarter of 2023. As described more fully in Note 3 to the financial statements in the Form 10-K, the resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits in the fourth quarter of 2023.

In 2018, Entergy Arkansas adopted a new method of accounting for income tax return purposes in which nuclear decommissioning liabilities are treated as production costs of electricity includable in cost of goods sold. Entergy Arkansas anticipates that the position will be resolved with the IRS upon conclusion of the audit. Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans anticipate resolving with the IRS the mark-to-market income tax treatment for various wholesale electric power purchase and sale agreements. Also included in this IRS audit is the income tax treatment of the 2018 restructuring of Entergy Arkansas. Entergy Arkansas anticipates resolving this tax treatment with the IRS upon conclusion of the audit.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Arkansas Corporate Income Tax Rate Changes

In April 2023, Arkansas Act 532 reduced the Arkansas corporate income tax rate from 5.3% to 5.1%. As a result of the rate reduction, Entergy Arkansas accrued a regulatory liability for income taxes of approximately $8 million in second quarter 2023, including a gross-up for the treatment of income taxes in Entergy Arkansas’s retail and wholesale ratemaking formulas.

In September 2023, Arkansas Act 6 reduced the Arkansas corporate income tax rate from 5.1% to 4.8%, which will be effective January 1, 2024. As a result of the rate reduction, Entergy Arkansas accrued an additional regulatory liability for income taxes of approximately $14 million in third quarter 2023, including a gross-up for the treatment of income taxes in Entergy Arkansas’s retail and wholesale ratemaking formulas.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Accrued Construction Expenditures

Accrued construction expenditures at September 30, 2023 were $447 million for Entergy, $62 million for Entergy Arkansas, $111.3 million for Entergy Louisiana, $31.2 million for Entergy Mississippi, $4.7 million for Entergy New Orleans, $178.7 million for Entergy Texas, and $16.7 million for System Energy.  Accrued construction expenditures at December 31, 2022 were $462 million for Entergy, $93.2 million for Entergy Arkansas, $156.7 million for Entergy Louisiana, $59.5 million for Entergy Mississippi, $11.2 million for Entergy New Orleans, $68.9 million for Entergy Texas, and $29 million for System Energy.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of September 30, 2023 and December 31, 2022, the primary asset held by

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the storm trust I was $3 billion and $3.2 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is presented as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $32.1 million as of September 30, 2023 and $31.7 million as of December 31, 2022.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. The storm trust II was established as part of the March 2023 Act 293 securitization of Entergy Louisiana’s Hurricane Ida restoration costs, less Hurricane Ida amounts previously financed in May 2022 in a prior securitization transaction. Entergy Louisiana is the primary beneficiary of the storm trust II because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust II. As of September 30, 2023, the primary asset held by the storm trust II is the $1.5 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The storm trust II’s investment in affiliate preferred membership interests was purchased with the net bond proceeds of the securitization bonds issued by the LCDA. After the securitization bonds were issued, the LCDA loaned the net bond proceeds to the LURC, and pursuant to Act 293, the LURC contributed the net bond proceeds to the storm trust II. The holders of the securitization bonds do not have recourse to the assets or revenues of the storm trust II or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is presented as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with a balance of $15.1 million as of September 30, 2023. See Note 2 to the financial statements herein for additional discussion of the securitization bonds and the preferred membership interests.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $17.2 million in each of the nine months ended September 30, 2023 and the nine months ended September 30, 2022.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of September 30, 2023, AR Searcy Partnership, LLC recorded assets equal to $135.4 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $110.6 million. As of December 31, 2022, AR Searcy Partnership, LLC recorded assets equal to $138.3 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $109 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of September 30, 2023, MS Sunflower Partnership, LLC recorded assets equal to $164 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $127.2 million. As of December 31, 2022, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $117.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Utility:
Residential	$1,602,496	$1,570,940
Commercial	884,585	940,604
Industrial	797,982	1,109,245
Governmental	73,846	84,649
Total billed retail	3,358,909	3,705,438

Sales for resale (a)	86,505	311,479
Other electric revenues (b)	66,211	83,679
Revenues from contracts with customers	3,511,625	4,100,596
Other Utility revenues (c)	15,310	9,462
Electric revenues	3,526,935	4,110,058

Natural gas revenues	32,305	46,548

Other revenues (d)	36,282	62,009

Total operating revenues	$3,595,522	$4,218,615

Entergy’s total revenues for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Utility:
Residential	$3,595,378	$3,592,025
Commercial	2,291,673	2,290,893
Industrial	2,411,882	2,731,075
Governmental	204,999	209,044
Total billed retail	8,503,932	8,823,037

Sales for resale (a)	262,714	689,473
Other electric revenues (b)	358,000	420,710
Revenues from contracts with customers	9,124,646	9,933,220
Other Utility revenues (c)	70,942	90,869
Electric revenues	9,195,588	10,024,089

Natural gas revenues	130,389	166,917

Other revenues (d)	96,630	300,731

Total operating revenues	$9,422,607	$10,491,737

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the three months ended September 30, 2023 and 2022 were as follows:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$346,454	$547,485	$257,241	$120,311	$331,005
Commercial	183,352	313,112	184,164	69,927	134,030
Industrial	194,284	393,172	58,253	9,163	143,110
Governmental	5,895	20,936	17,226	22,358	7,431
Total billed retail	729,985	1,274,705	516,884	221,759	615,576
Sales for resale (a)	73,081	95,257	17,403	13,007	3,426
Other electric revenues (b)	25,922	43,094	2,086	(1,474)	(2,074)
Revenues from contracts with customers	828,988	1,413,056	536,373	233,292	616,928
Other revenues (c)	2,671	8,542	2,442	1,988	(333)
Electric revenues	831,659	1,421,598	538,815	235,280	616,595

Natural gas revenues	—	13,269	—	19,036	—
Total operating revenues	$831,659	$1,434,867	$538,815	$254,316	$616,595

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$323,767	$618,056	$206,708	$116,968	$305,441
Commercial	165,609	402,027	150,137	75,083	147,748
Industrial	175,304	693,445	50,931	10,973	178,592
Governmental	6,104	28,022	14,837	27,406	8,280
Total billed retail	670,784	1,741,550	422,613	230,430	640,061
Sales for resale (a)	157,008	191,664	56,162	33,158	9,149
Other electric revenues (b)	35,478	61,549	(21,997)	(900)	10,895
Revenues from contracts with customers	863,270	1,994,763	456,778	262,688	660,105
Other revenues (c)	1,232	8,246	2,354	216	(549)
Electric revenues	864,502	2,003,009	459,132	262,904	659,556

Natural gas revenues	—	17,789	—	28,759	—
Total operating revenues	$864,502	$2,020,798	$459,132	$291,663	$659,556

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the nine months ended September 30, 2023 and 2022 were as follows:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$790,760	$1,242,378	$589,630	$252,412	$720,198
Commercial	445,279	844,655	460,836	180,091	360,812
Industrial	479,337	1,310,121	164,406	24,138	433,880
Governmental	15,500	63,417	46,080	58,052	21,950
Total billed retail	1,730,876	3,460,571	1,260,952	514,693	1,536,840
Sales for resale (a)	187,365	258,741	82,219	48,992	7,857
Other electric revenues (b)	105,446	161,033	45,926	4,611	45,011
Revenues from contracts with customers	2,023,687	3,880,345	1,389,097	568,296	1,589,708
Other revenues (c)	7,068	52,914	7,276	4,895	(1,177)
Electric revenues	2,030,755	3,933,259	1,396,373	573,191	1,588,531

Natural gas revenues	—	52,428	—	77,961	—
Total operating revenues	$2,030,755	$3,985,687	$1,396,373	$651,152	$1,588,531

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$750,762	$1,372,538	$503,351	$256,110	$709,264
Commercial	406,078	949,680	379,075	179,456	376,604
Industrial	420,788	1,681,628	133,826	26,462	468,371
Governmental	15,702	68,880	39,449	62,617	22,396
Total billed retail	1,593,330	4,072,726	1,055,701	524,645	1,576,635
Sales for resale (a)	384,175	422,596	121,328	96,523	44,927
Other electric revenues (b)	136,870	185,405	29,665	17,936	54,874
Revenues from contracts with customers	2,114,375	4,680,727	1,206,694	639,104	1,676,436
Other revenues (c)	6,022	57,461	6,926	2,530	20,193
Electric revenues	2,120,397	4,738,188	1,213,620	641,634	1,696,629

Natural gas revenues	—	64,367	—	102,550	—
Total operating revenues	$2,120,397	$4,802,555	$1,213,620	$744,184	$1,696,629

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the nine months ended September 30, 2023 and 2022.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	29.3	5.4	12.2	3.8	3.6	4.3
Write-offs	(64.9)	(16.5)	(25.9)	(5.7)	(8.6)	(8.2)
Recoveries	32.5	10.2	13.7	2.4	2.3	3.9
Balance as of September 30, 2023	$27.8	$5.6	$7.6	$3.0	$9.2	$2.4

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
Provisions (a)	28.8	12.1	8.3	1.5	4.0	2.9
Write-offs	(95.1)	(27.3)	(38.1)	(9.8)	(11.7)	(8.2)
Recoveries	28.4	8.4	10.5	3.2	3.8	2.5
Balance as of September 30, 2022	$30.7	$6.3	$9.9	$2.1	$9.4	$3.0

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

In third quarter 2023, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in a $10.8 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2023, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2023 Compared to Third Quarter 2022

Net income decreased $50.2 million primarily due to write-offs of $78.4 million ($58.8 million net-of-tax) recorded as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In addition, the decrease was also driven by higher interest expense, lower volume/weather, and higher depreciation and amortization expenses, partially offset by higher retail electric price and lower other operation and maintenance expenses. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and the October 2023 commitment to the APSC.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net income decreased $52.5 million primarily due to write-offs of $78.4 million ($58.8 million net-of-tax) recorded as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In addition, the decrease was also driven by lower volume/weather, higher interest expense, and higher depreciation and amortization expenses, partially offset by higher retail electric price, lower other operation and maintenance expenses, and higher other income. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and the October 2023 commitment to the APSC.

Operating Revenues

Third Quarter 2023 Compared to Third Quarter 2022

Following is an analysis of the change in operating revenues comparing the third quarter 2023 to the third quarter 2022:

Amount
(In Millions)
2022 operating revenues	$864.5
Fuel, rider, and other revenues that do not significantly affect net income	(52.7)
Volume/weather	(5.4)
Retail electric price	25.3
2023 operating revenues	$831.7

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage, partially offset by an increase in industrial usage and the effect of more favorable weather on residential sales. The increase

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the primary metals industry, and an increase in demand from small industrial customers. The increased usage from these industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2023. See Note 2 to the financial statements in the Form 10-K for further discussion of the 2022 formula rate plan filing.

Total electric energy sales for Entergy Arkansas for the three months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	2,336	2,395	(2)
Commercial	1,680	1,709	(2)
Industrial	2,530	2,361	7
Governmental	60	65	(8)
Total retail	6,606	6,530	1
Sales for resale:
Associated companies	607	482	26
Non-associated companies	1,792	1,938	(8)
Total	9,005	8,950	1

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Amount
(In Millions)
2022 operating revenues	$2,120.4
Fuel, rider, and other revenues that do not significantly affect net income	(117.5)
Volume/weather	(35.4)
Retail electric price	63.3
2023 operating revenues	$2,030.8

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage and the effect of less favorable weather on residential sales, partially offset by an increase in industrial usage. The increase in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the primary metals industry, and an increase in demand from small industrial customers. The increased usage from these

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2023. See Note 2 to the financial statements in the Form 10-K for further discussion of the 2022 formula rate plan filing.

Total electric energy sales for Entergy Arkansas for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	5,905	6,307	(6)
Commercial	4,293	4,398	(2)
Industrial	6,806	6,468	5
Governmental	156	175	(11)
Total retail	17,160	17,348	(1)
Sales for resale:
Associated companies	1,683	1,418	19
Non-associated companies	4,171	5,339	(22)
Total	23,014	24,105	(5)

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Third Quarter 2023 Compared to Third Quarter 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $7.1 million in power delivery expenses primarily due to lower vegetation maintenance costs; and
•a decrease of $2.8 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Asset write-offs includes the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and the October 2023 commitment to the APSC.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $425 million of 5.15% Series mortgage bonds in January 2023.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $13.1 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, lower health and welfare costs as a result of higher prescription drug rebates in second quarter 2023, and a revision to estimated incentive compensation expense in the first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
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
•a decrease of $8.2 million in transmission costs allocated by MISO; and
•a decrease of $5.8 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year.

The decrease was partially offset by:

•an increase of $7.6 million in insurance expenses primarily due to lower nuclear insurance refunds received in 2023;
•an increase of $2.9 million in power delivery expenses primarily due to higher reliability costs; and
•several individually insignificant items.

Asset write-offs includes the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 1 to the financial statements herein for further discussion of the ANO stator incident and the October 2023 commitment to the APSC.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to:

•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023;
•higher interest earned on money pool investments; and
•a decrease in charitable donations in 2023 as compared to the same period in 2022.

The increase was partially offset by an increase in net periodic pension non-service costs as a result of a non-qualified pension settlement charge recorded in third quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to the issuance of $425 million of 5.15% Series mortgage bonds in January 2023.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 23.4% for the third quarter 2023. The difference in the effective income tax rate for the third quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 21.2% for the nine months ended September 30, 2023. The difference in the effective income tax rate for the nine months ended September 30, 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items and amortization of state accumulated deferred income taxes as a result of tax rate changes.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$5,278	$12,915

Net cash provided by (used in):
Operating activities	762,386	675,357
Investing activities	(822,851)	(579,122)
Financing activities	168,586	(30,019)
Net increase in cash and cash equivalents	108,121	66,216

Cash and cash equivalents at end of period	$113,399	$79,131

Operating Activities

Net cash flow provided by operating activities increased $87 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•lower fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•higher collections from customers;

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

The increase was partially offset by:

•the timing of payments to vendors;
•an increase in spending of $24.3 million on nuclear refueling outages in 2023;
•an increase of $24 million in interest paid in 2023 as compared to 2022;
•an increase of $15.1 million in storm spending in 2023 as compared to 2022; and
•an increase of $10.2 million in pension contributions in 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $243.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•an increase of $124.8 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2023 and increased investment in the reliability and infrastructure of Entergy Arkansas’s distribution system;
•an increase of $78.7 million in transmission construction expenditures primarily due to increased investment in the reliability and infrastructure of Entergy Arkansas’s transmission system;
•an increase of $41.1 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $19.8 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2023.

The increase was partially offset by $17.9 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously recorded as plant. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

Financing Activities

Entergy Arkansas’s financing activities provided $168.6 million of cash for the nine months ended September 30, 2023 compared to using $30 million of cash for the nine months ended September 30, 2022 primarily due to the following activity:

•the issuance of $425 million of 5.15% Series mortgage bonds in January 2023;
•the issuance of $300 million of 5.30% Series mortgage bonds in August 2023;
•money pool activity;
•an increase of $56 million in common equity distributions paid in 2023 in order to maintain Entergy Arkansas’s capital structure;
•the issuance of $200 million of 4.20% Series mortgage bonds in March 2022; and
•the repayment, at maturity, of $250 million of 3.05% Series mortgage bonds in June 2023.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $180.8 million for the nine months ended September 30, 2023 compared to decreasing by $139.9 million for the nine months ended September 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas is primarily due to the net issuance of long-term debt in 2023.

	September 30, 2023	December 31, 2022
Debt to capital	54.7%	52.5%
Effect of subtracting cash	(0.6%)	—%
Net debt to net capital (non-GAAP)	54.1%	52.5%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Entergy Arkansas is developing its capital investment plan for 2024 through 2026 and currently anticipates making $3.7 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Arkansas’s portfolio, including Walnut Bend Solar, West Memphis Solar, and Driver Solar; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
(In Thousands)
$11,104	($180,795)	$1,808	($139,904)

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2028. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2024. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2023, $7.8 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2025.  As of September 30, 2023, $10.6 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for further discussion of the nuclear fuel company variable interest entity credit facility.

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

Retail Rates

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year is 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment is $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $88.6 million. The APSC general staff and intervenors filed their errors and objections in October 2023, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues which lowers the constraint to $87.7 million. Entergy Arkansas filed its rebuttal in October 2023. In October 2023, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding, none of which affected Entergy Arkansas’s requested recovery up to the cap constraint of $87.7 million. The settlement agreement is pending the APSC’s approval.

Fuel and purchased power cost recovery

See Note 1 to the financial statements herein for discussion of the write-off in third quarter 2023 of Entergy Arkansas’s $68.9 million regulatory asset for deferred fuel related to the ANO stator incident as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing to forgo its opportunity to seek recovery of the incremental fuel and purchased energy expense resulting from the ANO stator incident.

Energy Cost Recovery Rider

As discussed in the Form 10-K, in March 2021, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which included an adjustment to account for a portion of the increased fuel costs resulting from the February 2021 winter storms. In February 2023 the APSC issued orders initiating proceedings with the utilities under its jurisdiction to address the prudence of costs incurred and appropriate cost allocation of the February 2021 winter storms. With respect to any prudence review of Entergy Arkansas fuel costs, as part of the APSC’s draft report issued in its February 2021 winter storms investigation docket, the APSC included findings that the load shedding plans of the investor-owned utilities and some cooperatives were appropriate and comprehensive, and, further, that Entergy Arkansas’s emergency plan was comprehensive and had a multilayered approach supported by a system-wide response plan, which is considered an industry standard. In September 2023 the APSC issued an order in Entergy Arkansas's company-specific proceeding and found that Entergy Arkansas’s practices during the winter storms were prudent.

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the February 2021 winter storms consistent with the APSC general staff’s request in 2022. The under-recovered balance included in the filing was partially offset by the proceeds of the $41.7 million

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff.

Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in January 2023, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a notice of appeal of the U.S. District Court for the Eastern District of Arkansas’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth District to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of Appeals for the Eighth District granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth District denied Arkansas Electric Energy Consumers, Inc.’s motion to intervene. An order from the district court is pending.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

An Arkansas law was enacted effective March 2023 that revises the billing arrangements for net metering facilities in order to reduce the cost shift to non-net metering customers. The new law also imposes a new limit of 5 MW for future net metering facilities, allows utilities to recover net metering credits in the same manner as fuel, and grandfathers certain net metering facilities that are online or in process to be online by September 2024. Entergy Arkansas joined other utilities in a motion in April 2023 to close the current APSC docket related to potential cost shifting in light of the new law, and the APSC also canceled the remaining procedural schedule in this docket in April 2023. Because of the new law, in May 2023, the APSC also closed the grandfathering rulemaking that it opened in August 2022. Under the new law, the APSC must approve revisions to the utilities’ tariffs to conform to the new law no later than December 2023. The APSC opened a new rulemaking in April 2023 to consider implementation of the new law and tariffs. In October 2023 the APSC issued new net metering rules to conform to the new law, and utilities, including Entergy Arkansas, filed revised net metering tariffs to comply with the new rules on October 16, 2023.

COVID-19 Orders

See Note 2 to the financial statements in the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In its 2023 formula rate plan filing, Entergy Arkansas proposed to amortize the COVID-19 regulatory asset over a ten-year period. No party opposed Entergy Arkansas’s request. As of September 30, 2023, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Power Through Program

As discussed in the Form 10-K, in August 2021, Entergy Arkansas filed with the APSC an application seeking authority for a Power Through offering to deploy natural gas-fired distributed generation. In December 2021 the APSC general staff requested briefing, which Entergy Arkansas opposed. In January 2022, Entergy Arkansas filed to support the establishment of a procedural schedule with a hearing in April 2022. Also in January 2022, the APSC granted the general staff’s request for briefing but on an expedited schedule; briefing concluded in February 2022. A paper hearing was held in August and September 2022 with Entergy Arkansas responding to several written commissioner questions. In May 2023 the APSC approved the Power Through offering with some modifications, and in June 2023, Entergy Arkansas sought rehearing or clarification of several issues. In August 2023 the APSC denied Entergy Arkansas’s rehearing petition. Entergy Arkansas is developing tariff revisions to comply with the APSC’s order and working with the APSC general staff to propose a streamlined approval process to be filed in November 2023 for the individual Power Through generators. See “Property and Other Generation Resources - Other Generation Resources - Power Through Programs” in Part I, Item 1 in the Form 10-K for further discussion related to this program.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$831,659	$864,502	$2,030,755	$2,120,397

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	156,778	210,099	372,637	499,119
Purchased power	74,837	74,941	197,236	182,621
Nuclear refueling outage expenses	14,772	14,259	45,617	42,539
Other operation and maintenance	196,408	204,199	531,271	548,775
Asset write-offs	78,434	—	78,434	—
Decommissioning	21,989	20,731	65,006	61,288
Taxes other than income taxes	40,157	39,545	107,251	104,819
Depreciation and amortization	101,957	96,746	298,105	288,904
Other regulatory charges (credits) - net	(26,380)	(27,054)	(66,409)	(69,114)
TOTAL	658,952	633,466	1,629,148	1,658,951

OPERATING INCOME	172,707	231,036	401,607	461,446

OTHER INCOME
Allowance for equity funds used during construction	5,579	4,811	15,822	11,786
Interest and investment income	4,627	4,284	17,833	13,444
Miscellaneous - net	(8,030)	(6,356)	(16,370)	(16,640)
TOTAL	2,176	2,739	17,285	8,590

INTEREST EXPENSE
Interest expense	47,648	38,123	139,053	111,622
Allowance for borrowed funds used during construction	(2,241)	(1,912)	(6,355)	(4,684)
TOTAL	45,407	36,211	132,698	106,938

INCOME BEFORE INCOME TAXES	129,476	197,564	286,194	363,098

Income taxes	30,307	48,217	60,681	85,074

NET INCOME	99,169	149,347	225,513	278,024

Net loss attributable to noncontrolling interest	(791)	(724)	(3,426)	(2,640)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$99,960	$150,071	$228,939	$280,664

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$225,513	$278,024
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	413,018	403,929
Deferred income taxes, investment tax credits, and non-current taxes accrued	59,931	85,012
Asset write-offs	78,434	—
Changes in assets and liabilities:
Receivables	(45,742)	(129,679)
Fuel inventory	8,001	7,430
Accounts payable	(71,533)	77,849
Taxes accrued	15,033	(4,838)
Interest accrued	35,534	32,360
Deferred fuel costs	165,982	(27,724)
Other working capital accounts	(12,517)	13,963
Provisions for estimated losses	(24,356)	(1,840)
Regulatory assets	(455)	(54,449)
Other regulatory liabilities	68,475	(305,972)
Pension and other postretirement liabilities	(55,944)	(58,966)
Other assets and liabilities	(96,988)	360,258
Net cash flow provided by operating activities	762,386	675,357

INVESTING ACTIVITIES
Construction expenditures	(768,243)	(552,919)
Allowance for equity funds used during construction	15,822	11,786
Payment for purchase of assets	—	(1,044)
Nuclear fuel purchases	(93,775)	(56,984)
Proceeds from sale of nuclear fuel	32,880	37,198
Proceeds from nuclear decommissioning trust fund sales	87,878	174,893
Investment in nuclear decommissioning trust funds	(104,348)	(190,244)
Changes in money pool receivable - net	(11,104)	(1,808)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	17,933	—
Decrease in other investments	106	—
Net cash flow used in investing activities	(822,851)	(579,122)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991,606	225,625
Retirement of long-term debt	(515,615)	(21,316)
Changes in money pool payable - net	(180,795)	(139,904)
Common equity distributions paid	(142,000)	(86,000)
Other	15,390	(8,424)
Net cash flow provided by (used in) financing activities	168,586	(30,019)

Net increase in cash and cash equivalents	108,121	66,216
Cash and cash equivalents at beginning of period	5,278	12,915
Cash and cash equivalents at end of period	$113,399	$79,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$101,616	$77,625

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,137	$1,911
Temporary cash investments	110,262	3,367
Total cash and cash equivalents	113,399	5,278
Accounts receivable:
Customer	220,508	140,513
Allowance for doubtful accounts	(5,599)	(6,528)
Associated companies	48,283	45,336
Other	64,642	101,096
Accrued unbilled revenues	126,245	116,816
Total accounts receivable	454,079	397,233
Deferred fuel costs	—	139,739
Fuel inventory - at average cost	43,143	51,144
Materials and supplies - at average cost	331,099	288,260
Deferred nuclear refueling outage costs	49,373	56,443
Prepayments and other	43,694	26,576
TOTAL	1,034,787	964,673

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,285,583	1,199,860
Other	2,305	2,414
TOTAL	1,287,888	1,202,274

UTILITY PLANT
Electric	14,614,754	14,077,844
Construction work in progress	479,889	417,244
Nuclear fuel	162,397	176,174
TOTAL UTILITY PLANT	15,257,040	14,671,262
Less - accumulated depreciation and amortization	5,953,948	5,729,304
UTILITY PLANT - NET	9,303,092	8,941,958

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,879,619	1,810,281
Deferred fuel costs	—	68,883
Other	16,194	18,507
TOTAL	1,895,813	1,897,671

TOTAL ASSETS	$13,521,580	$13,006,576

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$415,000	$290,000
Accounts payable:
Associated companies	69,666	276,362
Other	219,357	310,339
Customer deposits	109,719	102,799
Taxes accrued	115,559	100,526
Interest accrued	54,350	18,816
Deferred fuel costs	26,243	—
Other	69,429	43,394
TOTAL	1,079,323	1,142,236

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,561,460	1,498,234
Accumulated deferred investment tax credits	27,571	28,472
Regulatory liability for income taxes - net	433,687	435,157
Other regulatory liabilities	545,703	475,758
Decommissioning	1,537,742	1,472,736
Accumulated provisions	55,642	79,998
Pension and other postretirement liabilities	61,984	118,020
Long-term debt	4,235,501	3,876,500
Other	118,362	97,650
TOTAL	8,577,652	8,082,525

Commitments and Contingencies

EQUITY
Member's equity	3,840,930	3,753,990
Noncontrolling interest	23,675	27,825
TOTAL	3,864,605	3,781,815

TOTAL LIABILITIES AND EQUITY	$13,521,580	$13,006,576

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855

Net income (loss)	(1,387)	66,954	65,567
Balance at March 31, 2022	31,723	3,609,699	3,641,422

Net income (loss)	(529)	63,639	63,110
Common equity distributions	—	(36,000)	(36,000)
Distributions to noncontrolling interest	(190)	—	(190)
Balance at June 30, 2022	31,004	3,637,338	3,668,342

Net income (loss)	(724)	150,071	149,347
Common equity distributions	—	(50,000)	(50,000)
Distributions to noncontrolling interest	(290)	—	(290)
Balance at September 30, 2022	$29,990	$3,737,409	$3,767,399

Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815

Net income (loss)	(1,629)	61,026	59,397
Common equity distributions	—	(80,000)	(80,000)
Distributions to noncontrolling interest	(104)	—	(104)
Balance at March 31, 2023	26,092	3,735,016	3,761,108

Net income (loss)	(1,006)	67,954	66,948
Common equity distributions	—	(9,000)	(9,000)
Distributions to noncontrolling interest	(113)	—	(113)
Balance at June 30, 2023	24,973	3,793,970	3,818,943

Net income (loss)	(791)	99,960	99,169
Common equity distributions	—	(53,000)	(53,000)
Distributions to noncontrolling interest	(507)	—	(507)
Balance at September 30, 2023	$23,675	$3,840,930	$3,864,605

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2023 Compared to Third Quarter 2022

Net income increased $84.9 million primarily due to lower other operation and maintenance expenses, higher other income, higher volume/weather, and higher retail electric price. The increase was partially offset by higher depreciation and amortization expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net income increased $124.7 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization in March 2023, including a $133.4 million reduction in income tax expense, partially offset by a $103.4 million ($76.4 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s obligation to share the benefits of the securitization with customers, higher retail electric price, higher other income, lower other operation and maintenance expenses, and higher volume/weather. The net income increase was partially offset by the net effects of Entergy Louisiana’s storm cost securitization in May 2022, including a $290 million reduction in income tax expense, partially offset by a $224.4 million ($165.4 million net-of-tax) regulatory charge and higher depreciation and amortization expenses. See Note 2 to the financial statements herein and Note 2 and Note 3 in the Form 10-K for discussion of the storm cost securitizations.

Operating Revenues

Third Quarter 2023 Compared to Third Quarter 2022

Following is an analysis of the change in operating revenues comparing the third quarter 2023 to the third quarter 2022:

Amount
(In Millions)
2022 operating revenues	$2,020.8
Fuel, rider, and other revenues that do not significantly affect net income	(693.2)
Return of unprotected excess accumulated deferred income taxes to customers	6.1
Retail electric price	18.4
Volume/weather	82.8
2023 operating revenues	$1,434.9

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
2018 in response to the enactment of the Tax Cuts and Jobs Act. In third quarter 2022, $6.1 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for third quarter 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2022 and September 2023. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales.

Total electric energy sales for Entergy Louisiana for the three months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	5,049	4,284	18
Commercial	3,395	3,186	7
Industrial	8,016	8,265	(3)
Governmental	216	220	(2)
Total retail	16,676	15,955	5
Sales for resale:
Associated companies	1,584	1,449	9
Non-associated companies	435	1,310	(67)
Total	18,695	18,714	—

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Amount
(In Millions)
2022 operating revenues	$4,802.6
Fuel, rider, and other revenues that do not significantly affect net income	(994.3)
Storm restoration carrying costs	(6.9)
Return of unprotected excess accumulated deferred income taxes to customers	24.6
Volume/weather	53.4
Retail electric price	106.3
2023 operating revenues	$3,985.7

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

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018 in response to the enactment of the Tax Cuts and Jobs Act. In the nine months ended September 30, 2022, $24.6 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for the nine months ended September 30, 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

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

Total electric energy sales for Entergy Louisiana for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	11,428	11,177	2
Commercial	8,643	8,486	2
Industrial	23,862	24,018	(1)
Governmental	617	619	—
Total retail	44,550	44,300	1
Sales for resale:
Associated companies	3,250	4,105	(21)
Non-associated companies	1,123	2,632	(57)
Total	48,923	51,037	(4)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Other Income Statement Variances

Third Quarter 2023 Compared to Third Quarter 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $5.7 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•a decrease of $4.7 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a decrease of $2.7 million in bad debt expense.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase of $25.6 million in affiliated dividend income from affiliated preferred membership interests, related to storm cost securitizations. The increase was partially offset by:

•an increase in net periodic pension non-service costs as a result of a non-qualified pension settlement charge recorded in third quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $3.7 million due to the recognition of storm restoration carrying costs in third quarter 2022, primarily related to Hurricane Ida; and
•changes in decommissioning trust fund activity.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the storm cost securitizations.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $22.8 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in second quarter 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $18.7 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•a decrease of $8.9 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to prior year;
•a decrease of $8.9 million in nuclear generation expenses primarily due to lower nuclear labor costs and lower costs associated with materials and supplies in 2023 as compared to 2022; and
•a decrease of $7.8 million in power delivery expenses primarily due to lower transmission and distribution management overhead costs, lower lighting costs, and lower transmission repairs and maintenance costs.

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

Other income increased primarily due to:

•an increase of $87.8 million in affiliated dividend income from affiliated preferred membership interests, related to storm cost securitizations;
•a $31.6 million charge, recorded in second quarter 2022, for the LURC’s 1% beneficial interest in the storm trust I established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida May 2022 storm cost securitization as compared to a $14.6 million charge, recorded in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 Hurricane Ida storm cost securitization. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the storm cost securitizations; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023.

The increase was partially offset by:

•a decrease of $16.9 million in the amount of storm restoration carrying costs recognized in 2023 as compared to 2022, primarily related to Hurricane Ida; and
•an increase in net periodic pension non-service costs as a result of a non-qualified pension settlement charge recorded in third quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Income Taxes

The effective income tax rate was 22.4% for the third quarter 2023. The difference in the effective income tax rate for the third quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate was 6.6% for the nine months ended September 30, 2023. The difference in the effective income tax rate for the nine months ended September 30, 2023 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the March 2023 securitization of storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of a tax rate change. See Notes 2 and 10 to the financial statements herein for a discussion of the March 2023 storm cost securitization under Act 293.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Planned Sale of Gas Distribution Business

See the “Planned Sale of Gas Distribution Businesses” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for discussion of the purchase and sale agreement for the sale of Entergy Louisiana’s gas distribution business.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$56,613	$18,573

Net cash provided by (used in):
Operating activities	1,368,788	621,457
Investing activities	(2,734,954)	(4,197,993)
Financing activities	2,102,833	3,753,660
Net increase in cash and cash equivalents	736,667	177,124

Cash and cash equivalents at end of period	$793,280	$195,697

Operating Activities

Net cash flow provided by operating activities increased $747.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•the timing of payments to vendors;
•a decrease of $231.9 million in storm spending primarily due to Hurricane Ida restoration efforts in 2022;
•the refund of $27.8 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of these refunds and related proceedings;
•lower fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•a decrease of $16.4 million in spending on nuclear refueling outages.

The increase was partially offset by lower collections from customers, an increase of $22.5 million in interest paid in 2023 as compared to 2022, and an increase of $20.2 million in pension contributions in 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $1,463 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•an increase in investment in affiliates in 2022 due to the $3,163.6 million purchase by the storm trust I of preferred membership interests issued by an Entergy affiliate, partially offset by the $1,390.6 million redemption of preferred membership interests. See Note 2 to the financial statements in the Form 10-K for a discussion of the May 2022 storm cost securitization;
•a decrease of $699.9 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2023;
•a decrease of $280.7 million in net payments to storm reserve escrow accounts;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•a decrease of $233.9 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2023 and decreased spending on various transmission projects in 2023; and
•$124.4 million of redemptions in 2023 of preferred membership interests held by the storm trust I, as part of periodic redemptions that are expected to occur, subject to certain conditions, for the preferred membership interests that were issued in connection with the May 2022 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for a discussion of the May 2022 storm cost securitization and the storm trust I’s investment in preferred membership interests.

The decrease was partially offset by:

•an increase in investment in affiliates in 2023 due to the $1,457.7 million purchase by the storm trust II of preferred membership interests issued by an Entergy affiliate. See Note 2 to the financial statements herein for a discussion of the March 2023 storm cost securitization and the storm trust II’s investment in preferred membership interests;
•money pool activity;
•an increase of $72.7 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $58.8 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2023.

Increases in Entergy Louisiana’s receivables from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $79.1 million for the nine months ended September 30, 2023 compared to decreasing by $9.8 million for the nine months ended September 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $1,650.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•proceeds from securitization of $1.5 billion received by the storm trust II in 2023 compared to proceeds from securitization of $3.2 billion received by the storm trust I in 2022;
•the issuance of $500 million of 4.75% Series mortgage bonds in August 2022;
•the repayment, at maturity, of $325 million of 4.05% Series mortgage bonds in September 2023; and
•money pool activity.

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
•the issuance of $70 million of 5.94% Series J notes by the Entergy Louisiana Waterford variable interest entity in September 2023;
•a decrease of $75 million in 2023 in net repayments on Entergy Louisiana’s revolving credit facility; and
•a decrease of $56.5 million in common equity distributions paid in 2023 in order to maintain Entergy Louisiana’s capital structure.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $226.1 million for the nine months ended September 30, 2023.

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

	September 30, 2023	December 31, 2022
Debt to capital	47.5%	53.0%
Effect of subtracting cash	(2.0%)	(0.1%)
Net debt to net capital (non-GAAP)	45.5%	52.9%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Entergy Louisiana is developing its capital investment plan for 2024 through 2026 and currently anticipates making $7.5 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
(In Thousands)
$79,136	($226,114)	$4,782	$14,539

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2028.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2023, $11.2 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2025.  As of September 30, 2023, $57.1 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of September 30, 2023, $13.9 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

System Resilience and Storm Hardening

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I reflects the first five years of a ten-year resilience plan and includes investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. In April 2023 a procedural schedule was established with a hearing scheduled for January 2024. The LPSC staff and certain intervenors filed direct testimony in August, September, and October 2023. The LPSC staff filed cross-answering testimony in October 2023. The testimony largely supports implementation of some level of accelerated investment in resilience but raises various issues related to the magnitude of the investment, the cost recovery mechanism applicable to the investment, and the ratemaking for the investment.

The LPSC had previously opened a formal rulemaking proceeding in December 2021 to investigate efforts to improve resilience of electric utility infrastructure. In April 2023 the LPSC staff issued a draft rule in the rulemaking proceeding related to a requirement to file a grid resilience plan. The procedural schedule entered in the rulemaking proceeding contemplated adoption of a final rule in October 2023, but this did not occur, and a new date has not been set.

2022 Solar Portfolio and Expansion of the Geaux Green Option

In February 2023, Entergy Louisiana filed an application with the LPSC seeking certification of the Iberville/Coastal Prairie facility, which will provide 175 MW of capacity through a PPA with a third party, and the Sterlington facility, a 49 MW self-build project located near the deactivated Sterlington power plant. Entergy Louisiana is seeking to include these within the portfolio supporting the Geaux Green Option (Rider GGO) rate schedule to help fulfill customer interest in access to renewable energy. Entergy Louisiana has requested the costs of these facilities, as offset by Rider GGO revenues, be deemed eligible for recovery in accordance with the terms of the formula rate plan and fuel adjustment clause rate mechanisms that exist at the time the facilities are placed into service. The Louisiana Energy Users Group and the Alliance for Affordable Energy have intervened, and discovery is underway. A procedural schedule has been established with a hearing scheduled for December 2023,

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
and settlement negotiations are ongoing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Uses of Capital - 2021 Solar Certification and the Geaux Green Option” in the Form 10-K for further discussion of the Rider GGO.

Alternative RFP and Certification

In March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff. Several parties have intervened, and a procedural schedule was established in May 2023 with a hearing scheduled for March 2024. In October 2023 the LPSC staff and intervenors filed testimony, with the LPSC staff supporting the amount of solar resources to be acquired and the alternative RFP process. The LPSC staff also supported, subject to certain recommendations, the proposed framework for evaluation and certification of the solar resources by the LPSC and the proposed tariff.

Nelson Industrial Steam Company

Entergy Louisiana is a partner in the Nelson Industrial Steam Company (NISCO) partnership which owns two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and Entergy Louisiana currently is working to wind up the NISCO partnership, which will ultimately result in ownership of the generating units transferring to Entergy Louisiana. In May 2023, Entergy Louisiana filed an application with the FERC for transaction authorization pursuant to Section 203 of the Federal Power Act. In June 2023 the LPSC filed a notice to intervene in the proceeding. Entergy Louisiana is evaluating the effect of the transaction on its results of operations, cash flows, and financial condition, but at this time does not expect the effect to be material.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2022 Formula Rate Plan Filing

In May 2023, Entergy Louisiana filed its formula rate plan evaluation report for its 2022 calendar year operations. The 2022 test year evaluation report produced an earned return on common equity of 8.33%, requiring an approximately $70.7 million increase to base rider revenue. Due to a cap for the 2021 and 2022 test years, however, base rider formula rate plan revenues are only being increased by approximately $4.9 million, leaving an ongoing revenue deficiency of approximately $65.9 million and providing for prospective return on common equity opportunity of approximately 8.38%. Other changes in formula rate plan revenue driven by increases in capacity costs, primarily legacy capacity costs, additions eligible for recovery through the transmission recovery mechanism and distribution recovery mechanism, and higher sales during the test period are offset by reductions in net MISO costs as well as credits for FERC-ordered refunds. Also included in the 2022 test year distribution recovery mechanism revenue requirement is a $6 million credit relating to the distribution recovery mechanism performance accountability standards and requirements. In total, the net increase in formula rate plan revenues, including base formula rate plan revenues inside the formula rate plan bandwidth and subject to the cap, as well as other formula

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
rate plan revenues outside of the bandwidth, is $85.2 million. In August 2023 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2021 formula rate plan filings, the calculation of certain refunds from System Energy, and certain calculations relating to the tax reform adjustment mechanism. Subject to refund and LPSC review, the resulting net increase in formula rate plan revenues of $85.2 million became effective for bills rendered during the first billing cycle of September 2023.

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

In August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contains a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complies with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service/rate case. Entergy Louisiana’s filing supports the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

The Rate Case path proposes a 2024-2026 test year formula rate plan with an initial revenue requirement increase, net of $17 million of one-time credits, of $430 million and a return on common equity of 10.5%. Depreciation rates would be updated for all asset classes. The Rate Mitigation Proposal proposes a 2023-2025 test year formula rate plan with an expected initial revenue requirement increase, also net of $17 million of one-time credits, of $173 million and a return on common equity of 10.0%. Depreciation rates would be updated only for nuclear assets and would be phased in over three years.

Under both paths, Entergy Louisiana’s filing proposes removing the cap on amounts allowed to be recovered through the distribution recovery mechanism and continuing the distribution recovery mechanism performance accountability targets, which tie Entergy Louisiana’s ability to fully recover its distribution recovery mechanism investments to its reliability performance. Entergy Louisiana’s filing also includes new customer-centric programs specifically focused on affordability, such as reducing late fees and certain other fees assessed to customers, lowering additional facilities charge rates, providing eligible low-income seniors with monthly discounts on their electric bill, and adding new voluntary customer options to support new transportation electrification technologies. A status conference was held in October 2023 at which a procedural schedule was adopted that includes a hearing date of August 2024.

2017-2021 Formula Rate Plan Filings

In October 2023, Entergy Louisiana and the LPSC staff jointly filed an uncontested stipulated settlement agreement for consideration by the LPSC that would resolve the evaluation of Entergy Louisiana’s formula rate plan for test years 2017, 2018, and 2019 and resolve certain disputed issues for test years 2020 and 2021. If approved by the LPSC, the settlement would result in a one-time cost of service credit to customers of $5.8 million, would allow Entergy Louisiana to retain approximately $6.2 million of excess securitization collection as recovery of a regulatory asset associated with late fees related to the 2016 Baton Rouge flood, and would result in the reversal of a regulatory liability for excess accumulated deferred income taxes recognized in 2017 as a result of the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for further discussion of the Tax Cuts and Jobs Act. It is anticipated that the settlement will be considered by the LPSC in November 2023.

Fuel and purchased power recovery

As discussed in the Form 10-K, in March 2021 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings covering the period January 2018 through December 2020. The

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for that period. In August 2023 the LPSC submitted its audit report and found that materially all costs recovered through the purchased gas adjustment filings were reasonable and eligible for recovery through the purchased gas adjustment clause.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and to apply to the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023 and a subsequent filing will be required to permit the LPSC to review the COVID-19 regulatory asset. As of September 30, 2023, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
subsequent radiation monitor calibration issue. In May 2023 the NRC completed a supplemental inspection of Waterford 3 in accordance with its inspection procedures for nuclear plants in Column 2 and Waterford 3 was returned to Column 1.

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. In August 2023 the NRC issued a finding and notice of violation related to a radiation monitor calibration issue at River Bend. River Bend will remain in Column 2 pending successful completion of supplemental inspections related to both issues.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,421,598	$2,003,009	$3,933,259	$4,738,188
Natural gas	13,269	17,789	52,428	64,367
TOTAL	1,434,867	2,020,798	3,985,687	4,802,555

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	242,886	833,885	848,521	1,449,464
Purchased power	162,934	251,582	491,244	848,328
Nuclear refueling outage expenses	17,569	18,966	45,430	40,942
Other operation and maintenance	285,251	298,710	781,339	846,457
Decommissioning	19,138	18,137	56,544	53,736
Taxes other than income taxes	60,360	60,346	185,978	180,527
Depreciation and amortization	184,188	176,403	541,530	517,205
Other regulatory charges (credits) - net	(21,470)	(9,959)	27,759	172,605
TOTAL	950,856	1,648,070	2,978,345	4,109,264

OPERATING INCOME	484,011	372,728	1,007,342	693,291

OTHER INCOME
Allowance for equity funds used during construction	6,945	8,280	24,660	17,865
Interest and investment income (loss)	(11,482)	(8,861)	49,241	(93,241)
Interest and investment income - affiliated	80,971	55,363	218,274	130,464
Miscellaneous - net	(6,411)	6,835	(97,079)	59,338
TOTAL	70,023	61,617	195,096	114,426

INTEREST EXPENSE
Interest expense	93,857	92,020	285,959	278,559
Allowance for borrowed funds used during construction	(3,019)	(3,518)	(11,733)	(7,762)
TOTAL	90,838	88,502	274,226	270,797

INCOME BEFORE INCOME TAXES	463,196	345,843	928,212	536,920

Income taxes	103,889	71,453	61,621	(204,989)

NET INCOME	359,307	274,390	866,591	741,909

Net income attributable to noncontrolling interests	810	554	2,183	812

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$358,497	$273,836	$864,408	$741,097

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)

Net Income	$359,307	$274,390	$866,591	$741,909

Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of ($674), $109, ($1,617), and ($298))	(1,829)	295	(4,388)	(809)
Other comprehensive income (loss)	(1,829)	295	(4,388)	(809)

Comprehensive Income	357,478	274,685	862,203	741,100
Net income attributable to noncontrolling interests	810	554	2,183	812
Comprehensive Income Applicable to Member’s Equity	$356,668	$274,131	$860,020	$740,288

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$866,591	$741,909
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	650,800	633,124
Deferred income taxes, investment tax credits, and non-current taxes accrued	127,074	(84,719)
Changes in working capital:
Receivables	(54,518)	(193,374)
Fuel inventory	(19,194)	1,920
Accounts payable	(153,749)	(117,199)
Taxes accrued	57,979	(9,415)
Interest accrued	(9,687)	3,244
Deferred fuel costs	133,090	(272,259)
Other working capital accounts	(262,001)	(161,058)
Changes in provisions for estimated losses	7,249	292,013
Changes in other regulatory assets	390,864	741,131
Changes in other regulatory liabilities	200,267	(92,554)
Effect of securitization on regulatory asset	(491,150)	(1,190,338)
Changes in pension and other postretirement liabilities	(43,909)	(29,538)
Other	(30,918)	358,570
Net cash flow provided by operating activities	1,368,788	621,457
INVESTING ACTIVITIES
Construction expenditures	(1,194,315)	(2,099,909)
Allowance for equity funds used during construction	24,660	17,865
Nuclear fuel purchases	(136,357)	(84,606)
Proceeds from sale of nuclear fuel	16,733	37,634
Receipts from storm reserve escrow account	—	1,000,228
Payments to storm reserve escrow account	(10,463)	(1,291,431)
Purchase of preferred membership interests of affiliate	(1,457,676)	(3,163,572)
Redemption of preferred membership interests of affiliate	124,364	1,390,587
Proceeds from nuclear decommissioning trust fund sales	473,394	520,412
Investment in nuclear decommissioning trust funds	(516,047)	(540,653)
Changes in money pool receivable - net	(79,136)	9,757
Litigation proceeds from settlement agreement	—	5,695
Insurance proceeds received for property damages	19,493	—
Decrease in other investments	396	—
Net cash flow used in investing activities	(2,734,954)	(4,197,993)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,196,927	2,673,246
Retirement of long-term debt	(1,505,325)	(2,734,524)
Proceeds received by storm trust related to securitization	1,457,676	3,163,572
Capital contributions from parent	1,457,676	1,000,000
Change in money pool payable - net	(226,114)	—
Common equity distributions paid	(318,000)	(374,500)
Other	39,993	25,866
Net cash flow provided by financing activities	2,102,833	3,753,660

Net increase in cash and cash equivalents	736,667	177,124
Cash and cash equivalents at beginning of period	56,613	18,573
Cash and cash equivalents at end of period	$793,280	$195,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$288,987	$266,522
Income taxes	($6,037)	$—

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$27,521	$50,318
Temporary cash investments	765,759	6,295
Total cash and cash equivalents	793,280	56,613
Accounts receivable:
Customer	361,830	339,291
Allowance for doubtful accounts	(7,569)	(7,595)
Associated companies	166,841	88,896
Other	51,549	53,241
Accrued unbilled revenues	233,913	199,077
Total accounts receivable	806,564	672,910
Deferred fuel costs	26,093	159,183
Fuel inventory	61,053	41,859
Materials and supplies - at average cost	641,041	555,860
Deferred nuclear refueling outage costs	62,394	53,833
Prepayments and other	291,656	76,646
TOTAL	2,682,081	1,616,904

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,496,884	3,163,572
Decommissioning trust funds	1,912,924	1,779,090
Storm reserve escrow account	303,869	293,406
Non-utility property - at cost (less accumulated depreciation)	404,720	350,723
Other	14,349	19,679
TOTAL	7,132,746	5,606,470

UTILITY PLANT
Electric	27,482,440	27,498,136
Natural gas	311,565	301,719
Construction work in progress	587,658	736,969
Nuclear fuel	305,492	212,941
TOTAL UTILITY PLANT	28,687,155	28,749,765
Less - accumulated depreciation and amortization	10,382,412	10,087,942
UTILITY PLANT - NET	18,304,743	18,661,823

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,665,315	2,056,179
Deferred fuel costs	168,122	168,122
Other	38,984	35,057
TOTAL	1,872,421	2,259,358

TOTAL ASSETS	$29,991,991	$28,144,555

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$685,000	$1,010,000
Accounts payable:
Associated companies	104,903	356,688
Other	411,363	589,355
Customer deposits	167,586	161,666
Taxes accrued	93,983	36,004
Interest accrued	91,649	101,336
Other	125,059	72,525
TOTAL	1,679,543	2,327,574

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,504,547	2,374,878
Accumulated deferred investment tax credits	94,399	97,868
Regulatory liability for income taxes - net	323,956	337,836
Other regulatory liabilities	1,252,109	1,037,962
Decommissioning	1,813,564	1,736,801
Accumulated provisions	323,563	316,314
Pension and other postretirement liabilities	346,126	389,631
Long-term debt	9,714,014	9,688,922
Other	431,572	343,321
TOTAL	16,803,850	16,323,533

Commitments and Contingencies

EQUITY
Member's equity	11,410,402	9,406,343
Accumulated other comprehensive income	50,982	55,370
Noncontrolling interests	47,214	31,735
TOTAL	11,508,598	9,493,448

TOTAL LIABILITIES AND EQUITY	$29,991,991	$28,144,555

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2021	$—	$8,172,294	$8,278	$8,180,572

Net income	—	150,860	—	150,860
Other comprehensive loss	—	—	(613)	(613)
Common equity distributions	—	(125,000)	—	(125,000)
Other	—	(13)	—	(13)
Balance at March 31, 2022	—	8,198,141	7,665	8,205,806

Net income	258	316,401	—	316,659
Other comprehensive loss	—	—	(491)	(491)
Contributions from parent	—	1,000,000	—	1,000,000
Beneficial interest in storm trust	31,636	—	—	31,636
Other	—	(13)	—	(13)
Balance at June 30, 2022	31,894	9,514,529	7,174	9,553,597

Net income	554	273,836	—	274,390
Other comprehensive income	—	—	295	295
Common equity distributions	—	(249,500)	—	(249,500)
Other	—	(12)	—	(12)
Balance at September 30, 2022	$32,448	$9,538,853	$7,469	$9,578,770

Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448

Net income	554	243,470	—	244,024
Other comprehensive loss	—	—	(786)	(786)
Contributions from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(160,250)	—	(160,250)
Beneficial interest in storm trust	14,577	—	—	14,577
Distribution to LURC	(470)	—	—	(470)
Other	—	(28)	—	(28)
Balance at March 31, 2023	46,396	10,947,211	54,584	11,048,191

Net income	819	262,441	—	263,260
Other comprehensive loss	—	—	(1,773)	(1,773)
Other	—	15	—	15
Balance at June 30, 2023	47,215	11,209,667	52,811	11,309,693

Net income	810	358,497	—	359,307
Other comprehensive loss	—	—	(1,829)	(1,829)
Common equity distributions	—	(157,750)	—	(157,750)
Distribution to LURC	(811)	—	—	(811)
Other	—	(12)	—	(12)
Balance at September 30, 2023	$47,214	$11,410,402	$50,982	$11,508,598

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Earnings Applicable to Member’s Equity

Third Quarter 2023 Compared to Third Quarter 2022

Earnings remained relatively unchanged, increasing $0.4 million, primarily due to higher retail electric price and higher volume/weather offset by regulatory credits recorded in third quarter 2022 to reflect the effects of the joint stipulation reached in the 2022 formula rate plan proceeding and higher depreciation and amortization expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Earnings increased $6 million primarily due to higher retail electric price and lower operation and maintenance expenses. The increase was partially offset by higher depreciation and amortization expenses, higher interest expense, lower volume/weather, and lower other income.

Operating Revenues

Third Quarter 2023 Compared to Third Quarter 2022

Following is an analysis of the change in operating revenues comparing the third quarter 2023 to the third quarter 2022:

Amount
(In Millions)
2022 operating revenues	$459.1
Fuel, rider, and other revenues that do not significantly affect net income	14.3
Retail one-time bill credit	36.7
Retail electric price	14.8
Volume/weather	13.9
2023 operating revenues	$538.8

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit represents the disbursement of settlement proceeds, in third quarter 2022, in the form of a one-time bill credit provided to retail customers during the September 2022 billing cycle as a result of the System Energy settlement agreement with the MPSC. There is no effect on net income as the reduction in operating revenues was offset by regulatory credits recorded in third quarter 2022. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2023 and July 2023. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales.

Total electric energy sales for Entergy Mississippi for the three months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,925	1,766	9
Commercial	1,436	1,352	6
Industrial	647	654	(1)
Governmental	119	119	—
Total retail	4,127	3,891	6
Sales for resale:
Non-associated companies	961	936	3
Total	5,088	4,827	5

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Amount
(In Millions)
2022 operating revenues	$1,213.6
Fuel, rider, and other revenues that do not significantly affect net income	105.9
Retail electric price	48.7
Retail one-time bill credit	36.7
Volume/weather	(8.5)
2023 operating revenues	$1,396.4

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective August 2022, April 2023, and July 2023. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The retail one-time bill credit represents the disbursement of settlement proceeds, in third quarter 2022, in the form of a one-time bill credit provided to retail customers during the September 2022 billing cycle as a result of the System Energy settlement agreement with the MPSC. There is no effect on net income as the reduction in

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
operating revenues was offset by regulatory credits recorded in third quarter 2022. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage and the effect of less favorable weather on residential sales.

Total electric energy sales for Entergy Mississippi for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	4,336	4,480	(3)
Commercial	3,556	3,539	—
Industrial	1,779	1,808	(2)
Governmental	311	320	(3)
Total retail	9,982	10,147	(2)
Sales for resale:
Non-associated companies	3,734	2,148	74
Total	13,716	12,295	12

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Third Quarter 2023 Compared to Third Quarter 2022

Other operation and maintenance expenses decreased primarily due to a decrease of $4.0 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2023 as compared to 2022.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Sunflower Solar facility, which was placed in service in September 2022.

Other regulatory charges (credits) - net includes:

•a regulatory credit of $36.7 million, recorded in third quarter 2022, to reflect a one-time bill credit to customers as a result of the settlement agreement and offer of settlement with System Energy. This regulatory credit offsets a reduction in gross revenue from the bill credits provided to customers in the September 2022 billing cycle. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds; and
•regulatory credits of $22.6 million, recorded in third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 formula rate plan filing.

Other income decreased primarily due to lower interest income from carrying costs related to the deferred fuel balance.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense increased primarily due to the issuance of $300 million of 5.0% Series mortgage bonds in May 2023, partially offset by the repayment of $250 million of 3.10% Series mortgage bonds in June 2023.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Sunflower Solar facility under HLBV accounting. Entergy Mississippi recorded a regulatory charge of $1.6 million in third quarter 2023 as compared to $9 million in third quarter 2022, to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/losses that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $5.1 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in second quarter 2023, a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities, and a revision to estimated incentive compensation expense in the first quarter of 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•a decrease of $4.7 million in transmission costs allocated by MISO; and
•a decrease of $2.5 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2023 as compared to 2022 and lower non-nuclear labor costs, partially offset by higher long term service agreement expenses.

The decrease was partially offset by an increase of $2.5 million in bad debt expense and several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Sunflower Solar facility, which was placed in service in September 2022.

Other regulatory charges (credits) - net includes:

•a regulatory credit of $36.7 million, recorded in third quarter 2022, to reflect a one-time bill credit to customers as a result of the settlement agreement and offer of settlement with System Energy. This regulatory credit offsets a reduction in gross revenue from the bill credits provided to customers in the September 2022 billing cycle. See Note 2 to the financial statements in the Form 10-K for further discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds; and
•regulatory credits of $22.6 million, recorded in third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 formula rate plan filing.

Other income decreased primarily due to lower interest income from carrying costs related to the deferred fuel balance and an increase in net periodic pension non-service costs as a result of a non-qualified pension

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
settlement charge recorded in third quarter 2023. The decrease was partially offset by an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to the issuance of $300 million of 5.0% Series mortgage bonds in May 2023 and the $150 million unsecured term loan drawn in June 2022. The increase was partially offset by the repayment of $250 million of 3.10% Series mortgage bonds in June 2023.

Income Taxes

The effective income tax rates were 24.2% for the third quarter 2023 and 24.5% for the nine months ended September 30, 2023. The differences in the effective income tax rates for the third quarter 2023 and the nine months ended September 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$16,979	$47,627

Net cash provided by (used in):
Operating activities	408,904	101,591
Investing activities	(433,505)	(428,776)
Financing activities	17,938	282,455
Net decrease in cash and cash equivalents	(6,663)	(44,730)

Cash and cash equivalents at end of period	$10,316	$2,897

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $307.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•higher collections from customers;
•lower fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•a one-time bill credit in 2022 for the disbursement of settlement proceeds as directed by the MPSC. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement agreement and the MPSC directive related to the disbursement of settlement proceeds; and
•the timing of payments to vendors.

The increase was partially offset by an increase of $10.6 million in interest paid.

Investing Activities

Net cash flow used in investing activities increased $4.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•an increase of $40.8 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2023;
•an increase of $39.6 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2023; and
•money pool activity.

The increase was partially offset by:

•the initial payment of approximately $105.1 million in May 2022 as compared to the substantial completion payment of approximately $30.4 million in April 2023 for the purchase of the Sunflower Solar facility by a consolidated tax equity partnership. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase; and
•a decrease of $11.1 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2023.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $26.9 million for the nine months ended September 30, 2023 compared to decreasing by $40.5 million for the nine months ended September 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $264.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

•the repayment, prior to maturity, of $250 million of 3.10% Series mortgage bonds in June 2023;
•proceeds received in June 2022 from a $150 million unsecured term loan due December 2023;
•borrowings of $100 million in 2022 on Entergy Mississippi’s credit facility;
•the repayment, prior to maturity, in May 2023, of $50 million of an unsecured term loan due December 2023; and

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•$40 million in common equity distributions paid in 2023 in order to maintain Entergy Mississippi’s capital structure.

The decrease was partially offset by:

•the issuance of $300 million of 5.0% Series mortgage bonds in May 2023; and
•capital contributions of $25.7 million received in April 2023 as compared to $9.6 million received in May 2022, both from the noncontrolling tax equity investor in MS Sunflower Partnership, LLC and used by the partnership for payments in the acquisition of the Sunflower Solar facility. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Mississippi is primarily due to net income in 2023.

	September 30, 2023	December 31, 2022
Debt to capital	51.8%	53.4%
Effect of subtracting cash	(0.1%)	(0.2%)
Net debt to net capital (non-GAAP)	51.7%	53.2%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Entergy Mississippi is developing its capital investment plan for 2024 through 2026 and currently anticipates making $2.6 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
(In Thousands)
($23,893)	$26,879	($19,319)	$40,456

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $150 million scheduled to expire in July 2025. As of September 30, 2023, there were no cash borrowings outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of September 30, 2023, $6.7 million in MISO letters of credit and $1.0 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. Commercial operation at the Sunflower Solar facility commenced in September 2022. In April 2023 both Entergy Mississippi and the tax equity investor made additional capital contributions to the tax equity partnership that were then used to make the substantial completion payment of $30.4 million for acquisition of the facility. The final payment of $4.7 million for acquisition of the facility was made in October 2023. See Note 14 to the financial statements in the Form 10-K for a discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

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

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

RenewABLE Community Option

In January 2022, Entergy Mississippi filed its RenewABLE Community Option (Schedule RCO), an offering for qualifying non-residential customers to subscribe to renewable resource capacity to satisfy their environmental, sustainability, and governance goals. The MPSC approved Schedule RCO in December 2022. Registration for the Schedule RCO launched in May 2023 and subscriptions as of September 30, 2023 totaled 17 MW of the 40 MW available.

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

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$538,815	$459,132	$1,396,373	$1,213,620

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	151,755	86,145	453,570	197,093
Purchased power	89,465	84,653	212,419	235,211
Other operation and maintenance	78,959	82,698	217,377	223,407
Taxes other than income taxes	42,374	37,045	113,409	102,259
Depreciation and amortization	66,760	61,921	196,135	182,623
Other regulatory charges (credits) - net	(25,470)	(11,470)	(84,260)	16,290
TOTAL	403,843	340,992	1,108,650	956,883

OPERATING INCOME	134,972	118,140	287,723	256,737

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	2,260	1,606	6,313	4,179
Interest and investment income	107	136	1,890	234
Miscellaneous - net	(3,828)	181	(9,349)	17
TOTAL	(1,461)	1,923	(1,146)	4,430

INTEREST EXPENSE
Interest expense	25,257	22,473	74,634	63,910
Allowance for borrowed funds used during construction	(911)	(753)	(2,596)	(1,876)
TOTAL	24,346	21,720	72,038	62,034

INCOME BEFORE INCOME TAXES	109,165	98,343	214,539	199,133

Income taxes	26,428	23,454	52,597	44,935

NET INCOME	82,737	74,889	161,942	154,198

Net loss attributable to noncontrolling interest	(1,640)	(9,117)	(7,404)	(9,117)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$84,377	$84,006	$169,346	$163,315

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$161,942	$154,198
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	196,135	182,623
Deferred income taxes, investment tax credits, and non-current taxes accrued	23,405	45,811
Changes in assets and liabilities:
Receivables	(52,905)	(50,712)
Fuel inventory	(1,746)	(2,856)
Accounts payable	(56,477)	34,776
Taxes accrued	14,269	(12,542)
Interest accrued	11,334	11,171
Deferred fuel costs	215,892	(214,459)
Other working capital accounts	(24,420)	(23,012)
Provisions for estimated losses	2,627	(461)
Other regulatory assets	(35,970)	(53,830)
Other regulatory liabilities	(52,712)	31,682
Pension and other postretirement liabilities	(22,529)	(18,489)
Other assets and liabilities	30,059	17,691
Net cash flow provided by operating activities	408,904	101,591

INVESTING ACTIVITIES
Construction expenditures	(435,188)	(368,151)
Allowance for equity funds used during construction	6,313	4,179
Changes in money pool receivable - net	26,879	40,456
Payment for purchase of assets	(30,433)	(105,149)
Increase in other investments	(1,076)	(111)
Net cash flow used in investing activities	(433,505)	(428,776)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	396,853	249,298
Retirement of long-term debt	(400,000)	—
Capital contributions from noncontrolling interest	25,708	9,595
Changes in money pool payable - net	23,893	19,319
Common equity distributions paid	(40,000)	—
Other	11,484	4,243
Net cash flow provided by financing activities	17,938	282,455

Net decrease in cash and cash equivalents	(6,663)	(44,730)
Cash and cash equivalents at beginning of period	16,979	47,627
Cash and cash equivalents at end of period	$10,316	$2,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$61,352	$50,719

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Temporary cash investments	10,290	16,953
Total cash and cash equivalents	10,316	16,979
Accounts receivable:
Customer	170,454	99,504
Allowance for doubtful accounts	(3,035)	(2,472)
Associated companies	10,025	37,673
Other	18,525	34,564
Accrued unbilled revenues	72,799	73,473
Total accounts receivable	268,768	242,742
Deferred fuel costs	—	143,211
Fuel inventory - at average cost	17,294	15,548
Materials and supplies - at average cost	94,877	84,346
Prepayments and other	10,350	9,603
TOTAL	401,605	512,429

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,501	4,512
Storm reserve escrow account	34,694	33,549
Other	841	910
TOTAL	40,036	38,971

UTILITY PLANT
Electric	7,381,120	7,079,849
Construction work in progress	249,991	170,191
TOTAL UTILITY PLANT	7,631,111	7,250,040
Less - accumulated depreciation and amortization	2,417,190	2,264,786
UTILITY PLANT - NET	5,213,921	4,985,254

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	555,430	519,460
Other	25,558	22,650
TOTAL	580,988	542,110

TOTAL ASSETS	$6,236,550	$6,078,764

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$400,000
Accounts payable:
Associated companies	60,679	60,532
Other	115,126	176,162
Customer deposits	91,944	89,668
Taxes accrued	139,174	124,905
Interest accrued	29,542	18,208
Deferred fuel costs	72,681	—
Other	24,747	38,908
TOTAL	733,893	908,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	812,716	780,030
Accumulated deferred investment tax credits	14,294	14,591
Regulatory liability for income taxes - net	193,812	202,058
Other regulatory liabilities	35,399	79,865
Asset retirement cost liabilities	8,119	7,797
Accumulated provisions	40,136	37,509
Pension and other postretirement liabilities	890	23,742
Long-term debt	2,129,185	1,931,096
Other	79,919	53,156
TOTAL	3,314,470	3,129,844

Commitments and Contingencies

EQUITY
Member's equity	2,166,536	2,037,190
Noncontrolling interest	21,651	3,347
TOTAL	2,188,187	2,040,537

TOTAL LIABILITIES AND EQUITY	$6,236,550	$6,078,764

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2021	$—	$1,839,568	$1,839,568

Net income	—	30,355	30,355
Balance at March 31, 2022	—	1,869,923	1,869,923

Net income	—	48,955	48,955
Capital contribution from noncontrolling interest	9,595	—	9,595
Balance at June 30, 2022	9,595	1,918,878	1,928,473

Net income (loss)	(9,117)	84,006	74,889
Balance at September 30, 2022	$478	$2,002,884	$2,003,362

Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537

Net income (loss)	(2,141)	23,081	20,940
Common equity distributions	—	(12,500)	(12,500)
Balance at March 31, 2023	1,206	2,047,771	2,048,977

Net income (loss)	(3,623)	61,888	58,265
Common equity distributions	—	(27,500)	(27,500)
Capital contribution from noncontrolling interest	25,708	—	25,708
Balance at June 30, 2023	23,291	2,082,159	2,105,450

Net income (loss)	(1,640)	84,377	82,737
Balance at September 30, 2023	$21,651	$2,166,536	$2,188,187

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2023 Compared to Third Quarter 2022

Net income increased $16.6 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher other operation and maintenance expenses and higher taxes other than income taxes.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net income increased $6 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by higher taxes other than income taxes, a higher effective income tax rate, higher depreciation and amortization expenses, and higher interest expense.

Operating Revenues

Third Quarter 2023 Compared to Third Quarter 2022

Following is an analysis of the change in operating revenues comparing the third quarter 2023 to the third quarter 2022:

Amount
(In Millions)
2022 operating revenues	$291.7
Fuel, rider, and other revenues that do not significantly affect net income	(66.7)
Retail electric price	4.5
Volume/weather	24.8
2023 operating revenues	$254.3

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

The volume/weather variance is primarily due to an increase of 296 GWh, or 19%, in electricity usage across all customer classes, including the effect of more favorable weather on residential and commercial sales.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	877	702	25
Commercial	652	561	16
Industrial	129	109	18
Governmental	232	222	5
Total retail	1,890	1,594	19
Sales for resale:
Non-associated companies	600	499	20
Total	2,490	2,093	19

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Amount
(In Millions)
2022 operating revenues	$744.2
Fuel, rider, and other revenues that do not significantly affect net income	(113.0)
Volume/weather	6.4
Retail electric price	13.6
2023 operating revenues	$651.2

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in weather-adjusted commercial usage and the effect of more favorable weather on commercial sales. The increase in weather-adjusted commercial usage is primarily due to an increase in customers.

The retail electric price variance is primarily due to a rate increase effective September 2022 in accordance with the terms of the 2022 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy New Orleans for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	1,906	1,909	—
Commercial	1,647	1,569	5
Industrial	325	318	2
Governmental	600	606	(1)
Total retail	4,478	4,402	2
Sales for resale:
Non-associated companies	2,194	1,820	21
Total	6,672	6,222	7

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Third Quarter 2023 Compared to Third Quarter 2022

Other operation and maintenance expenses increased primarily due to an increase of $5 million in non-nuclear generation expenses primarily resulting from a higher scope of work performed in 2023 as compared to the same period in 2022.

Taxes other than income taxes increased primarily due to increases in local franchise taxes and increases in ad valorem taxes resulting from higher assessments.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Other operation and maintenance expenses remained relatively unchanged, increasing by $1.3 million, primarily due to an increase of $4.5 million in non-nuclear generation expenses resulting from a higher scope of work performed in 2023 as compared to the same period in 2022. The increase was partially offset by a decrease of $2.6 million in bad debt expense and a decrease of $1.9 million in compensation and benefits costs primarily due to lower health and welfare costs as a result of higher prescription drug rebates in second quarter 2023 and a decrease in net periodic pension and other postretirement benefits service costs as a result of an increase in the discount rates used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Taxes other than income taxes increased primarily due to increases in local franchise taxes and increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to higher interest earned on money pool investments, partially offset by an increase in net periodic pension non-service costs as a result of a non-qualified pension settlement charge recorded in third quarter 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense increased primarily due to a higher fixed interest rate on its unsecured term loan and interest on the $34 million regulatory liability recorded when Entergy New Orleans received a refund from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the refund and the related proceedings.

Income Taxes

The effective income tax rates were 27.3% for the third quarter 2023 and 28.5% for the nine months ended September 30, 2023. The differences in the effective income tax rates for the third quarter 2023 and the nine months ended September 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes.

The effective income tax rate was 27.1% for the third quarter 2022. The difference in the effective income tax rate for the third quarter 2022 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Planned Sale of Gas Distribution Business

See the “Planned Sale of Gas Distribution Businesses” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for discussion of the purchase and sale agreement for the sale of Entergy New Orleans’s gas distribution business.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$4,464	$42,862

Net cash provided by (used in):
Operating activities	185,632	96,194
Investing activities	1,914	(130,584)
Financing activities	(77,203)	9,509
Net increase (decrease) in cash and cash equivalents	110,343	(24,881)

Cash and cash equivalents at end of period	$114,807	$17,981

Operating Activities

Net cash flow provided by operating activities increased $89.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

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
•higher collections from customers; and
•a decrease of $18.4 million in storm spending primarily due to Hurricane Ida restoration efforts in 2022.

The increase was partially offset by higher receipts from associated companies in 2022.

Investing Activities

Entergy New Orleans’s investing activities provided $1.9 million of cash for the nine months ended September 30, 2023 compared to using $130.6 million of cash for the nine months ended September 30, 2022 primarily due to the following activity:

•money pool activity;
•a decrease of $34.9 million in distribution construction expenditures primarily due to higher capital expenditures for Hurricane Ida storm restoration efforts in 2022, partially offset by increased investment in the reliability and infrastructure of Entergy New Orleans’s distribution system in 2023; and
•an increase of $9 million in transmission construction expenditures primarily due to higher spending in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $135.4 million for the nine months ended September 30,

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

2023 compared to decreasing by $36 million for the nine months ended September 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities used $77.2 million of cash for the nine months ended September 30, 2023 compared to providing $9.5 million of cash for the nine months ended September 30, 2022 primarily due to the repayment, at maturity, of $100 million of 3.9% Series mortgage bonds in July 2023 and additional borrowings of $15 million in May 2023 on an unsecured term loan due June 2024. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy New Orleans is primarily due to the net retirement of long-term debt in 2023.

	September 30, 2023	December 31, 2022
Debt to capital	47.2%	52.6%
Effect of excluding securitization bonds	(0.4%)	(0.6%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	46.8%	52.0%
Effect of subtracting cash	(4.6%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	42.2%	51.9%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Entergy New Orleans is developing its capital investment plan for 2024 through 2026 and currently anticipates making $525 million in capital investments during that period. The preliminary estimate includes distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
(In Thousands)
$11,827	$147,254	$433	$36,410

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2023, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2023, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hurricane Ida

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million, which included $11 million in estimated costs, were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. In addition, estimated carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million, which were subsequently included in an addendum to the June 2022 application. Also, Entergy New Orleans requested approval that the $39 million withdrawal from its funded storm reserve in September 2021, the $125 million withdrawal from its securitized storm reserve, and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms were properly applied to Hurricane Ida storm restoration costs.

In August 2023 the City Council advisors issued a report recommending that the City Council find that Entergy New Orleans prudently incurred approximately $164.1 million in storm restoration costs and $7.5 million in carrying charges and that such costs have already been properly recovered by Entergy New Orleans through withdrawals from the storm reserve escrow account. The City Council advisors also recommended that the City Council find that approximately $1.2 million in storm restoration costs had already been recovered through Entergy New Orleans’s base rates and that approximately $0.9 million in unused credits be applied against future storm costs. In August 2023 the City Council hearing officer certified the evidentiary record.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula would result in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also sought to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2023, Entergy New Orleans filed a report to decrease its requested formula rate plan revenues by approximately $0.5 million to account for minor errors discovered after the filing. The City Council advisors issued a report seeking a reduction in the requested formula rate plan revenues of approximately $8.3 million, combined for electric and gas, due to alleged errors. The City Council advisors proposed additional rate mitigation in the amount of $12 million through offsets to the formula rate plan rate increase by certain regulatory liabilities. In September 2023 the City Council approved an agreement to settle the 2023 formula rate plan filing. Effective with the first billing cycle of September 2023, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The agreement provides for a total increase in electric revenues of $10.5 million and a total increase in gas revenues of $6.9 million. The agreement also provides for a minor storm accrual of $0.5 million per year and the distribution of $8.9 million of currently held customer credits to implement the City Council advisors’ mitigation recommendations.

Request for Extension and Modification of Formula Rate Plan

In September 2023, Entergy New Orleans filed a motion seeking City Council approval of a three-year extension of Entergy New Orleans’s electric and gas formula rate plans. In October 2023 the City Council granted Entergy New Orleans’s request for an extension, subject to minor modifications which included a capital structure not to exceed 55% equity.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

In April 2023 the City Council approved a resolution that established a procedural schedule to allow for the submission of additional evidence regarding the penalty imposed in 2019. In May 2023, Entergy New Orleans filed with the Orleans Civil District Court a petition for judicial review and (or alternatively) declaratory judgment of, together with a request for injunctive relief from, the City Council’s April 2023 resolution. In June 2023 the City Council filed exceptions requesting the Orleans Civil District Court dismiss the suit as premature, and a hearing date was set on the exceptions. In September 2023, Entergy New Orleans filed an unopposed motion to continue the hearing on the City Council’s exceptions without date, which was granted. Entergy New Orleans expects to file its opposition to the City Council’s exceptions by the applicable deadlines.

Renewable Portfolio Standard Rulemaking

As discussed in the Form 10-K, in May 2021 the City Council approved the draft rule, as amended, establishing the Renewable and Clean Portfolio Standard. In May 2023, Entergy New Orleans submitted its compliance demonstration report to the City Council for the 2022 compliance year, which describes and demonstrates Entergy New Orleans’s compliance with the Renewable and Clean Portfolio Standard in 2022 and satisfies certain informational requirements. Entergy New Orleans requested, among other things, that the City Council determine that Entergy New Orleans achieved the target under the portfolio standard for 2022 and remains within the customer protection cost cap, and that the City Council approve a proposal to recover costs associated with 2022 compliance. In July 2023 intervenors filed comments on the compliance demonstration report, and Entergy New Orleans responded to those comments in August 2023.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for further discussion of nuclear matters.

Entergy New Orleans, LLC and Subsidiaries
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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$235,280	$262,904	$573,191	$641,634
Natural gas	19,036	28,759	77,961	102,550
TOTAL	254,316	291,663	651,152	744,184

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	28,922	81,847	99,920	180,059
Purchased power	68,115	88,103	200,664	227,661
Other operation and maintenance	45,273	38,806	117,461	116,173
Taxes other than income taxes	17,251	12,920	48,155	41,353
Depreciation and amortization	20,831	19,556	60,470	57,322
Other regulatory charges (credits) - net	4,946	5,452	6,133	14,991
TOTAL	185,338	246,684	532,803	637,559

OPERATING INCOME	68,978	44,979	118,349	106,625

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	332	396	1,062	316
Interest and investment income	1,535	215	5,986	307
Miscellaneous - net	(1,943)	(184)	(2,687)	766
TOTAL	(76)	427	4,361	1,389

INTEREST EXPENSE
Interest expense	9,171	8,683	28,793	26,075
Allowance for borrowed funds used during construction	(161)	(215)	(516)	(255)
TOTAL	9,010	8,468	28,277	25,820

INCOME BEFORE INCOME TAXES	59,892	36,938	94,433	82,194

Income taxes	16,347	10,023	26,889	20,607

NET INCOME	$43,545	$26,915	$67,544	$61,587

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$67,544	$61,587
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	60,470	57,322
Deferred income taxes, investment tax credits, and non-current taxes accrued	23,529	22,429
Changes in assets and liabilities:
Receivables	5,119	(9,022)
Fuel inventory	2,909	(3,245)
Accounts payable	(28,968)	3,319
Taxes accrued	734	(4,241)
Interest accrued	2,195	(204)
Deferred fuel costs	8,025	(33,301)
Other working capital accounts	14,598	(5,973)
Provisions for estimated losses	6,585	8,409
Other regulatory assets	8,597	24,449
Other regulatory liabilities	17,878	(8,921)
Pension and other postretirement liabilities	(4,506)	(6,598)
Other assets and liabilities	923	(9,816)
Net cash flow provided by operating activities	185,632	96,194

INVESTING ACTIVITIES
Construction expenditures	(128,477)	(163,403)
Allowance for equity funds used during construction	1,062	316
Changes in money pool receivable - net	135,427	35,977
Changes in securitization account	(3,437)	(3,474)
Increase in other investments	(2,661)	—
Net cash flow provided by (used in) investing activities	1,914	(130,584)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	14,630	—
Retirement of long-term debt	(106,073)	(5,916)
Contributions from customer for construction	15,000	15,000
Other	(760)	425
Net cash flow provided by (used in) financing activities	(77,203)	9,509

Net increase (decrease) in cash and cash equivalents	110,343	(24,881)
Cash and cash equivalents at beginning of period	4,464	42,862
Cash and cash equivalents at end of period	$114,807	$17,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$25,545	$25,231
Income taxes	$1,600	$—

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$435	$27
Temporary cash investments	114,372	4,437
Total cash and cash equivalents	114,807	4,464
Securitization recovery trust account	5,672	2,235
Accounts receivable:
Customer	91,353	93,288
Allowance for doubtful accounts	(9,213)	(11,909)
Associated companies	13,531	149,927
Other	5,415	6,110
Accrued unbilled revenues	33,068	37,284
Total accounts receivable	134,154	274,700
Deferred fuel costs	2,128	10,153
Fuel inventory - at average cost	2,963	5,872
Materials and supplies - at average cost	26,998	22,498
Prepayments and other	13,884	6,312
TOTAL	300,606	326,234

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	832	1,050
Storm reserve escrow account	77,712	75,000
Other	624	675
TOTAL	79,168	76,725

UTILITY PLANT
Electric	2,010,846	1,934,837
Natural gas	400,808	390,252
Construction work in progress	31,152	39,607
TOTAL UTILITY PLANT	2,442,806	2,364,696
Less - accumulated depreciation and amortization	842,197	808,224
UTILITY PLANT - NET	1,600,609	1,556,472

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $3,550 as of September 30, 2023 and $13,363 as of December 31, 2022)	193,515	202,112
Other	54,278	46,778
TOTAL	251,873	252,970

TOTAL ASSETS	$2,232,256	$2,212,401

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$85,000	$170,000
Payable due to associated company	1,306	1,306
Accounts payable:
Associated companies	40,883	53,258
Other	34,283	57,291
Customer deposits	32,310	31,826
Taxes accrued	11,042	10,308
Interest accrued	10,275	8,080
Other	32,899	6,560
TOTAL	247,998	338,629

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	405,836	385,259
Accumulated deferred investment tax credits	16,463	16,481
Regulatory liability for income taxes - net	42,028	39,738
Other regulatory liabilities	36,323	20,735
Asset retirement cost liabilities	4,539	—
Accumulated provisions	93,633	87,048
Long-term debt (includes securitization bonds of $11,806 as of September 30, 2023 and $17,697 as of December 31, 2022)	590,417	596,047
Long-term payable due to associated company	8,279	8,279
Other	16,380	17,369
TOTAL	1,213,898	1,170,956

Commitments and Contingencies

EQUITY
Member's equity	770,360	702,816
TOTAL	770,360	702,816

TOTAL LIABILITIES AND EQUITY	$2,232,256	$2,212,401

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2021	$638,715

Net income	15,126
Balance at March 31, 2022	653,841

Net income	19,546
Balance at June 30, 2022	673,387

Net income	26,915
Balance at September 30, 2022	$700,302

Balance at December 31, 2022	$702,816

Net income	10,142
Balance at March 31, 2023	712,958

Net income	13,857
Balance at June 30, 2023	726,815

Net income	43,545
Balance at September 30, 2023	$770,360

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2023 Compared to Third Quarter 2022

Net income increased $32.1 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher depreciation and amortization expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net income increased $14.3 million primarily due to higher retail electric price, lower other operation and maintenance expenses, and higher other income. The increase was partially offset by higher depreciation and amortization expenses, the recognition of the equity component of carrying costs as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022, higher taxes other than income taxes, and higher interest expense.

Operating Revenues

Third Quarter 2023 Compared to Third Quarter 2022

Following is an analysis of the change in operating revenues comparing the third quarter 2023 to the third quarter 2022:

Amount
(In Millions)
2022 operating revenues	$659.6
Fuel, rider, and other revenues that do not significantly affect net income	(105.3)
Return of unprotected excess accumulated deferred income taxes to customers	10.3
Retail electric price	25.8
Volume/weather	26.2
2023 operating revenues	$616.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018 in response to the enactment of the Tax Cuts and Jobs Act. In third quarter 2022, $10.3 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for third quarter 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023 on an interim basis and approved by the PUCT in August 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in weather-adjusted residential usage. The increase in weather-adjusted residential usage was primarily due to an increase in customers.

Total electric energy sales for Entergy Texas for the three months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	2,474	2,125	16
Commercial	1,485	1,416	5
Industrial	2,459	2,538	(3)
Governmental	73	77	(5)
Total retail	6,491	6,156	5
Sales for resale:
Non-associated companies	128	127	1
Total	6,619	6,283	5

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Amount
(In Millions)
2022 operating revenues	$1,696.6
Fuel, rider, and other revenues that do not significantly affect net income	(165.5)
System restoration carrying costs	(21.7)
Volume/weather	4.8
Return of unprotected excess accumulated deferred income taxes to customers	24.0
Retail electric price	50.3
2023 operating revenues	$1,588.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
System restoration carrying costs represent the equity component of system restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. See Note 2 to the financial statements in the Form 10-K for a discussion of the securitization.

The volume/weather variance is primarily due to an increase in residential usage resulting from an increase in customers.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018 in response to the enactment of the Tax Cuts and Jobs Act. In the nine months ended September 30, 2022, $24 million was returned to customers through reductions in operating revenues. There was no return of unprotected excess accumulated deferred income taxes to customers for the nine months ended September 30, 2023. There was no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in the annual base rate, including the realignment of the costs previously being collected through the distribution and transmission cost recovery factor riders and the generation cost recovery rider to base rates, effective June 2023 on an interim basis and approved by the PUCT in August 2023. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case.

Total electric energy sales for Entergy Texas for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022	% Change
	(GWh)
Residential	5,388	5,345	1
Commercial	3,726	3,706	1
Industrial	7,051	7,291	(3)
Governmental	203	207	(2)
Total retail	16,368	16,549	(1)
Sales for resale:
Associated companies	—	279	(100)
Non-associated companies	367	432	(15)
Total	16,735	17,260	(3)

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Third Quarter 2023 Compared to Third Quarter 2022

Depreciation and amortization expenses increased primarily due to an increase in depreciation rates effective with an interim increase in the annual base rate in June 2023, which was approved by the PUCT in August 2023, and additions to plant in service. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing.

Other regulatory charges (credits) - net includes the reversal in third quarter 2023 of $21.9 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
been resolved. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project, and higher interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $350 million of 5.80% Series mortgage bonds in August 2023 and the issuance of $325 million of 5.00% Series mortgage bonds in August 2022, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $7.3 million in transmission costs allocated by MISO;
•a gain of $6.9 million on the partial sale of a service center in April 2023 as part of an eminent domain proceeding; and
•a decrease of $4.3 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2023 as compared to prior year.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to an increase in depreciation rates effective with an interim increase in the annual base rate in June 2023, which was approved by the PUCT in August 2023, and additions to plant in service. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case filing.

Other regulatory charges (credits) - net includes the reversal in third quarter 2023 of $21.9 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2022 base rate case.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project, and higher interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $325 million of 5.00% Series mortgage bonds in August 2022 and the issuance of $350 million of 5.80% Series mortgage bonds in August 2023, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2023, including the Orange County Advanced Power Station project.

Income Taxes

The effective income tax rates were 20.1% for the third quarter 2023 and 19.8% for the nine months ended September 30, 2023. The differences in the effective income tax rates for the third quarter 2023 and the nine months ended September 30, 2023 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,497	$28

Net cash provided by (used in):
Operating activities	498,457	224,735
Investing activities	(608,945)	(487,729)
Financing activities	357,787	477,070
Net increase in cash and cash equivalents	247,299	214,076

Cash and cash equivalents at end of period	$250,796	$214,104

Operating Activities

Net cash flow provided by operating activities increased $273.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the timing of recovery of fuel and purchased power costs and the timing of payments to vendors. The increase was partially offset by an increase of $29.4 million in income taxes paid in 2023 as a result of higher estimated income tax payments in comparison to 2022. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $121.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase of $178.7 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station project and an increase of $51.4 million in transmission construction expenditures primarily due to increased investment in the reliability and infrastructure of Entergy Texas's transmission system. The increase was partially offset by:

•money pool activity;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
•cash collateral of $31.2 million posted in 2022 to support Entergy Texas’s obligations to MISO; and
•the partial sale of a service center in April 2023 for $11 million as part of an eminent domain proceeding.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $73.7 million for the nine months ended September 30, 2023 compared to increasing by $5.1 million for the nine months ended September 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $119.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the issuance of $325 million of 5.00% Series mortgage bonds in August 2022 and the issuance of $290.85 million of senior secured system restoration bonds in April 2022. The decrease was partially offset by:

•the issuance of $350 million of 5.80% Series mortgage bonds in August 2023;
•money pool activity;
•principal payments of $54.3 million on Entergy Texas’s 4.38% Series senior secured transition bonds in 2022 as compared to principal payments of $8.9 million on Entergy Texas’s 3.051% Series senior secured system restoration bonds in 2023; and
•an increase of $17.3 million in prepaid deposits related to contributions-in-aid-of-construction for generation interconnection agreements.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased $79.6 million for the nine months ended September 30, 2022.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	September 30, 2023	December 31, 2022
Debt to capital	52.3%	52.0%
Effect of excluding securitization bonds	(2.2%)	(2.5%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	50.1%	49.5%
Effect of subtracting cash	(2.2%)	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	47.9%	49.5%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. The following are updates to information provided in the Form 10-K.

Entergy Texas is developing its capital investment plan for 2024 through 2026 and currently anticipates making $4.7 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
(In Thousands)
$25,808	$99,468	$5,146	($79,594)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2028.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of September 30, 2023, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2023, $12.8 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
in the then-effective distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which have been reset to zero as a result of this proceeding.

In May 2023, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding, except for issues related to electric vehicle charging infrastructure, and Entergy Texas filed an agreed motion for interim rates, subject to refund or surcharge to the extent that the interim rates differ from the final approved rates. The unopposed settlement reflected a net base rate increase to be effective and relate back to December 2022 of $54 million, exclusive of, and incremental to, the costs being realigned from the distribution and transmission cost recovery factor riders and the generation cost recovery rider and $4.8 million of rate case expenses to be recovered through a rider over a period of 36 months. The net base rate increase of $54 million includes updated depreciation rates and a total annual revenue requirement of $14.5 million for the accrual of a self-insured storm reserve and the recovery of the regulatory assets for the pension and postretirement benefits expense deferral, costs associated with the COVID-19 pandemic, and retired non-advanced metering system electric meters. In May 2023 the ALJ with the State Office of Administrative Hearings granted the motion for interim rates, which became effective in June 2023. Additionally, the ALJ remanded the proceeding, except for the issues related to electric vehicle charging infrastructure, to the PUCT to consider the settlement. In June 2023 the ALJ issued a proposal for decision related to the electric vehicle charging infrastructure issues and which noted recent legislation enacted which permits electric utilities to own and operate such infrastructure. The ALJ’s proposal for decision deferred to the PUCT regarding whether it is appropriate for any vertically integrated electric utility, or Entergy Texas specifically, to own electric vehicle charging infrastructure, and in the event that the PUCT decided ownership is permissible, the ALJ recommended approval of the proposed tariff to charge host customers for utility-owned and operated electric vehicle charging infrastructure sited on customer premises and denial of the proposed tariff to temporarily adjust billing demand charges for separately metered electric vehicle charging infrastructure, citing cost-shifting concerns. In July 2023 the parties filed exceptions and replies to exceptions to the proposal for decision. In August 2023 the PUCT issued an order approving the unopposed settlement and also issued an order severing the issues related to electric vehicle charging infrastructure addressed in the ALJ’s proposal for decision to a separate proceeding. Concurrently, Entergy Texas recorded the reversal of $21.9 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved.

Following the PUCT’s approval of the unopposed settlement in August 2023, Entergy Texas recorded a regulatory liability of $8.9 million, which reflects the net effects of higher depreciation and amortizations for the relate back period, partially offset by the relate back of base rate revenues that would have been collected had the approved rates been in effect for the period from December 2022 through June 2023, the date the new base rates were implemented on an interim basis. In October 2023, Entergy Texas filed a relate back surcharge rider to collect over six months beginning in January 2024 an additional approximately $24.6 million, which is the revenue requirement associated with the relate back of rates from December 2022 through June 2023, including carrying costs, as authorized by the PUCT’s August 2023 order. A final decision by the PUCT is expected by first quarter 2024.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. Pursuant to the August 2023 PUCT approval of the unopposed settlement in Entergy Texas’s 2022 base rate case proceeding, the base rate increase of $54 million includes an annual revenue requirement of $3.4 million related to recovery of the regulatory asset for costs associated with the COVID-19 pandemic. Entergy Texas began recovery of the regulatory asset with the interim increase in the annual base rate effective in June 2023.

Fuel and purchased power recovery

As discussed in the Form 10-K, in September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. In November 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2023 municipal intervenors filed testimony proposing a $5.2 million disallowance for fuel purchased during Winter Storm Uri. The PUCT staff proposed no disallowance. Entergy Texas filed rebuttal testimony in April 2023. In May 2023, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give parties additional time to finalize a settlement and cancelling the hearing on the merits previously scheduled for May 2023. In July 2023, Entergy Texas filed an unopposed settlement, supporting testimony, and an agreed motion to admit evidence and remand the proceeding to the PUCT. Pursuant to the unopposed settlement, Entergy Texas would receive no disallowance of fuel costs incurred over the three-year reconciliation period and retain $9.3 million in margins from off-system sales made during the reconciliation period, resulting in a cumulative under-recovery balance of approximately $99.7 million, including interest, as of the end of the reconciliation period. In July 2023 the ALJ with the State Office of Administrative Hearings granted the motion to admit evidence and remanded the proceeding to the PUCT for consideration of the unopposed settlement. The PUCT approved the settlement in September 2023.

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

Entergy Texas, Inc. and Subsidiaries
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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$616,595	$659,556	$1,588,531	$1,696,629

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	94,099	113,154	325,155	247,929
Purchased power	131,927	208,703	352,568	564,809
Other operation and maintenance	85,929	83,014	213,430	230,580
Taxes other than income taxes	28,372	29,886	85,085	73,817
Depreciation and amortization	76,888	58,472	202,288	171,781
Other regulatory charges (credits) - net	(5,909)	8,072	6,541	43,917
TOTAL	411,306	501,301	1,185,067	1,332,833

OPERATING INCOME	205,289	158,255	403,464	363,796

OTHER INCOME
Allowance for equity funds used during construction	7,244	3,616	19,093	9,375
Interest and investment income	2,741	1,062	5,004	1,597
Miscellaneous - net	(619)	(1,655)	(2,121)	(1,757)
TOTAL	9,366	3,023	21,976	9,215

INTEREST EXPENSE
Interest expense	29,524	24,613	83,333	68,626
Allowance for borrowed funds used during construction	(2,714)	(1,218)	(7,127)	(3,150)
TOTAL	26,810	23,395	76,206	65,476

INCOME BEFORE INCOME TAXES	187,845	137,883	349,234	307,535

Income taxes	37,756	19,881	69,015	41,645

NET INCOME	150,089	118,002	280,219	265,890

Preferred dividend requirements	518	518	1,554	1,554

EARNINGS APPLICABLE TO COMMON STOCK	$149,571	$117,484	$278,665	$264,336

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$280,219	$265,890
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	202,288	171,781
Deferred income taxes, investment tax credits, and non-current taxes accrued	57,279	57,532
Changes in assets and liabilities:
Receivables	(40,609)	(63,743)
Fuel inventory	(25,734)	16,868
Accounts payable	(9,871)	77,740
Taxes accrued	(29,995)	2,520
Interest accrued	13,612	(4,832)
Deferred fuel costs	97,451	(273,644)
Other working capital accounts	(23,042)	(11,927)
Provisions for estimated losses	511	(414)
Other regulatory assets	(17,997)	(130,042)
Other regulatory liabilities	(13,111)	(23,014)
Effect of securitization on regulatory asset	—	153,383
Pension and other postretirement liabilities	(8,961)	(12,458)
Other assets and liabilities	16,417	(905)
Net cash flow provided by operating activities	498,457	224,735

INVESTING ACTIVITIES
Construction expenditures	(711,382)	(469,630)
Allowance for equity funds used during construction	19,093	9,375
Proceeds from sale of assets	11,000	—
Litigation proceeds from settlement agreement	—	4,134
Changes in money pool receivable - net	73,660	(5,146)
Changes in securitization account	(1,402)	4,698
Decrease (increase) in other investments	86	(31,160)
Net cash flow used in investing activities	(608,945)	(487,729)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	344,966	606,444
Retirement of long-term debt	(8,856)	(54,257)
Change in money pool payable - net	—	(79,594)
Preferred stock dividends paid	(1,554)	(1,542)
Other	23,231	6,019
Net cash flow provided by financing activities	357,787	477,070

Net increase in cash and cash equivalents	247,299	214,076
Cash and cash equivalents at beginning of period	3,497	28
Cash and cash equivalents at end of period	$250,796	$214,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$67,605	$71,311
Income taxes	$30,500	$1,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,235	$500
Temporary cash investments	249,561	2,997
Total cash and cash equivalents	250,796	3,497
Securitization recovery trust account	12,281	10,879
Accounts receivable:
Customer	141,865	115,955
Allowance for doubtful accounts	(2,397)	(2,352)
Associated companies	32,915	115,549
Other	29,145	21,587
Accrued unbilled revenues	85,368	69,208
Total accounts receivable	286,896	319,947
Deferred fuel costs	160,664	258,115
Fuel inventory - at average cost	52,484	26,750
Materials and supplies - at average cost	103,683	93,031
Prepayments and other	30,324	20,568
TOTAL	897,128	732,787

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	225	250
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	17,041	18,975
TOTAL	17,642	19,601

UTILITY PLANT
Electric	7,734,635	7,409,461
Construction work in progress	784,116	339,139
TOTAL UTILITY PLANT	8,518,751	7,748,600
Less - accumulated depreciation and amortization	2,310,663	2,135,400
UTILITY PLANT - NET	6,208,088	5,613,200

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $253,952 as of September 30, 2023 and $269,523 as of December 31, 2022)	596,679	578,682
Other	102,743	99,694
TOTAL	699,422	678,376

TOTAL ASSETS	$7,822,280	$7,043,964

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$67,665	$70,321
Other	200,767	201,982
Customer deposits	39,459	38,764
Taxes accrued	63,038	93,033
Interest accrued	37,540	23,928
Other	14,089	16,963
TOTAL	422,558	444,991

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	814,181	744,227
Accumulated deferred investment tax credits	8,150	8,711
Regulatory liability for income taxes - net	121,472	132,647
Other regulatory liabilities	43,311	45,247
Asset retirement cost liabilities	11,584	11,121
Accumulated provisions	8,104	7,593
Long-term debt (includes securitization bonds of $266,480 as of September 30, 2023 and $275,064 as of December 31, 2022)	3,233,614	2,895,913
Other	201,180	74,053
TOTAL	4,441,596	3,919,512

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2023 and 2022	49,452	49,452
Paid-in capital	1,050,125	1,050,125
Retained earnings	1,819,799	1,541,134
Total common shareholder's equity	2,919,376	2,640,711
Preferred stock without sinking fund	38,750	38,750
TOTAL	2,958,126	2,679,461

TOTAL LIABILITIES AND EQUITY	$7,822,280	$7,043,964

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206

Net income	—	—	—	50,403	50,403
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2022	38,750	49,452	1,050,125	1,394,764	2,533,091

Net income	—	—	—	97,485	97,485
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2022	38,750	49,452	1,050,125	1,491,731	2,630,058

Net income	—	—	—	118,002	118,002
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2022	$38,750	$49,452	$1,050,125	$1,609,215	$2,747,542

Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461

Net income	—	—	—	41,673	41,673
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2023	38,750	49,452	1,050,125	1,582,289	2,720,616

Net income	—	—	—	88,457	88,457
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2023	38,750	49,452	1,050,125	1,670,228	2,808,555

Net income	—	—	—	150,089	150,089
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2023	$38,750	$49,452	$1,050,125	$1,819,799	$2,958,126

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” below and in Note 2 to the financial statements in the Form 10-K, System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. The settlement in principle with the APSC described in “Complaints Against System Energy - System Energy Settlement with the APSC” below, if approved by the FERC, will substantially reduce the aggregate amount of this exposure. In the event of an adverse decision in one or more of these proceedings requiring the payment of substantial additional refunds, System Energy would be required to seek financing to pay such refunds which may not be available on terms acceptable to System Energy, or may not be available at all, when required.

Results of Operations

Net Income

Third Quarter 2023 Compared to Third Quarter 2022

Net income remained relatively unchanged, increasing $0.3 million, for the third quarter 2023 compared to the third quarter 2022. The increase was primarily due to an increase in operating revenues resulting from changes in rate base, substantially offset by the disallowance of the recovery of sale-leaseback renewal costs from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans per the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf sale-leaseback renewal complaint.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

System Energy had net income of $81 million for the nine months ended September 30, 2023 compared to a net loss of $321.4 million for the nine months ended September 30, 2022 primarily due to a regulatory charge of $551 million ($413 million net-of-tax) recorded in the second quarter 2022 to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. The increase was partially offset by the disallowance of the recovery of sale-leaseback lease renewal costs from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans per the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint and the lower authorized rate of return on equity and capital structure limitations on monthly bills issued to Entergy Mississippi per the June 2022 settlement agreement with the MPSC. See Note 2 to the financial statements in the Form 10-K for discussion of the partial settlement agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf sale-leaseback renewal complaint.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rates were 22.5% for the third quarter 2023 and 22.9% for the nine months ended September 30, 2023. The differences in the effective income tax rates for the third quarter 2023 and the nine months ended September 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rates were 11% for the third quarter 2022 and 26.4% for the nine months ended September 30, 2022. The differences in the effective income tax rates for the third quarter 2022 and the nine months ended September 30, 2022 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, which included an adjustment to the amortization of state investment tax credits recorded in the third quarter 2022.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Inflation Reduction Act of 2022. See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,940	$89,201

Net cash provided by (used in):
Operating activities	155,190	177,739
Investing activities	(27,165)	(118,663)
Financing activities	(35,172)	46,958
Net increase in cash and cash equivalents	92,853	106,034

Cash and cash equivalents at end of period	$95,793	$195,235

Operating Activities

Net cash flow provided by operating activities decreased $22.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
the financial statements herein and in the Form 10-K for discussion of the Unit Power Sales Agreement complaint.

The decrease was partially offset by a decrease in spending of $36.7 million on nuclear refueling outages in 2023 as compared to the same period in 2022 and the timing of collections of receivables.

Investing Activities

Net cash flow used in investing activities decreased $91.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due:

•a decrease of $53.1 million in nuclear construction expenditures primarily due to higher spending in 2022 for Grand Gulf outage projects and upgrades;
•a decrease of $38.2 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•money pool activity.

The decrease was partially offset by a decrease of $12.1 million in decommissioning trust fund investment activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased $85.2 million for the nine months ended September 30, 2023 compared to decreasing by $70.9 million for the nine months ended September 30, 2022. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $35.2 million of cash for the nine months ended September 30, 2023 compared to providing $47 million of cash for the nine months ended September 30, 2022 primarily due to the following activity:

•the repayment, at maturity, of $250 million of 4.10% Series mortgage bonds in April 2023;
•the issuance of a $50 million term loan in May 2022, which was repaid, prior to maturity, in March 2023;
•net repayments of $43.4 million in 2023 compared to net long-term borrowings of $47.8 million in 2022 on the nuclear fuel company variable interest entity’s credit facilities;
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

	September 30, 2023	December 31, 2022
Debt to capital	42.0%	45.0%
Effect of subtracting cash	(3.3%)	(0.1%)
Net debt to net capital (non-GAAP)	38.7%	44.9%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

System Energy is developing its capital investment plan for 2024 through 2026 and currently anticipates making $460 million in capital investments during that period. The preliminary estimate includes amounts associated with Grand Gulf investments and initiatives.

System Energy’s receivables from the money pool were as follows:

September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
(In Thousands)
$9,772	$94,981	$4,802	$75,745

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2025. As of September 30, 2023, $29.2 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $40 million, which includes interest through September 30, 2023, and the estimated resulting annual rate reduction would be approximately $29 million. As a result of the 2022 settlement agreement with the MPSC, both the estimated refund and rate reduction exclude Entergy Mississippi's portion. See “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy paid the refunds of $103.5 million, which included refunds of $41.7 million to Entergy Arkansas, $27.8 million to Entergy Louisiana, and $34 million to Entergy New Orleans.

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiates a sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however, the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

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

In August 2023 the FERC issued an order addressing arguments raised on rehearing and partially setting aside the prior order (rehearing order). The rehearing order addresses rehearing requests that were filed in January 2023 separately by System Energy and the LPSC, the APSC, and the City Council.

In the rehearing order, the FERC directs System Energy to recalculate refunds for two issues: (1) refunds of rental expenses related to the renewal of the sale-leaseback arrangements and (2) refunds for the net effect of correcting the depreciation inputs for capital additions associated with the sale-leaseback. With regard to the sale-leaseback renewal rental expenses, the rehearing order allows System Energy to recover an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback as of the expiration of the initial lease term. With regard to the depreciation input issue, the rehearing order allows System Energy to offset refunds so that System Energy may collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. The rehearing order further directs System Energy to submit within 60 days of the date of the rehearing order an additional compliance filing to revise the total refunds for these two issues. As discussed above, System Energy’s January 2023 compliance filing calculated $103.5 million in total refunds, and the refunds were paid in January 2023. In October 2023, System Energy filed its compliance report with the FERC as directed in the August 2023 rehearing order. The October 2023 compliance report reflected recalculated refunds totaling $35.7 million for the two issues resulting in $67.8 million in refunds that could be recouped by System Energy. As discussed below in “System Energy Settlement with the APSC,” System Energy reached a settlement in principle with the APSC to resolve several pending cases under the FERC’s jurisdiction, including this one, pursuant to which it has agreed not to recoup the $27.3 million calculated for Entergy Arkansas in the compliance filing. Consistent with the compliance filing, in October 2023, Entergy Louisiana and Entergy New Orleans paid recoupment amounts of $18.2 million and $22.3 million, respectively, to System Energy. As a result of the FERC’s rulings on the sale-leaseback and depreciation input issues in the August 2023 rehearing order, in third quarter 2023, System Energy recorded a regulatory asset and corresponding regulatory credit of $40 million to reflect the portion of the January 2023 refunds to be recouped from Entergy Louisiana and Entergy New Orleans.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
On the third refund issue identified in the rehearing requests, concerning the decommissioning uncertain tax positions, the rehearing order denied all rehearing requests, re-affirmed the remedy contained in the December 2022 order, and did not direct System Energy to recalculate refunds or to submit an additional compliance filing. On this issue, as reflected in its January 2023 compliance filing, System Energy believes it has already paid the refunds due under the remedy that the FERC outlined for the uncertain tax positions issue in its December 2022 order. In August 2023 the LPSC issued a media release in which it stated that it disagrees with System Energy’s determination that the rehearing order requires no further refunds to be made on this issue.

In September 2023, System Energy filed a protective appeal of the rehearing order with the United States Court of Appeals for the Fifth Circuit. The appeal was consolidated with System Energy’s prior appeal of the December 2022 order, and both appeals are currently in abeyance.

In September 2023 the LPSC filed with the FERC a request for rehearing and clarification of the rehearing order. The LPSC requests that the FERC reverse its determination in the rehearing order that System Energy may collect an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback, as of the expiration of the initial lease term, as well as its determination in the rehearing order that System Energy may offset the refunds for the depreciation rate input issue and collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. In addition, the LPSC requests that the FERC either confirm the LPSC’s interpretation of the refund associated with the decommissioning uncertain tax positions or explain why it is not doing so. In October 2023 the FERC issued a notice that the rehearing request has been deemed denied by operation of law. The deemed denial of the rehearing request initiates the sixty-day period in which aggrieved parties may petition for federal appellate court review of the underlying FERC orders; however the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolved the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provided that System Energy would provide a black-box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provided that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black-box refund amount, then the black-box refund for this settlement agreement shall not be incremental or in addition to the global black-box refund amount. The settlement agreement addressed other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023 the FERC approved the settlement agreement. The refund provided for in the settlement agreement was included in the May 2023 service month bills under the Unit Power Sales Agreement.

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans would total approximately $116 million plus $147 million of interest through September 30, 2023. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

The initial decision is an interim step in the FERC litigation process, and an ALJ’s determination made in an initial decision is not controlling on the FERC. System Energy disagrees with the ALJ’s findings concerning the accumulated deferred income taxes issues and cash working capital. In July 2023, System Energy filed a brief on exceptions to the initial decision’s accumulated deferred income taxes findings. Also in July 2023, the APSC, the LPSC, the City Council, and the FERC trial staff filed separate briefs on exceptions. The APSC’s brief on exceptions challenges the ALJ’s determinations on the money pool interest and retained earnings issues. The LPSC’s brief on exceptions challenges the ALJ’s determinations regarding the sale-leaseback transaction costs, legal fees, and retained earnings issues. The City Council’s brief on exceptions challenges the ALJ’s determinations on the money pool and cash management issues. The FERC trial staff’s brief on exceptions challenges the ALJ’s determinations on the cash working capital issue as well as certain of the accumulated deferred income taxes issues. In August 2023 all parties filed separate briefs opposing exceptions. System Energy filed a brief opposing the exceptions of the APSC, the LPSC, and the City Council. The APSC, the LPSC, and the City Council filed separate briefs opposing the exceptions raised by System Energy and the FERC trial staff. The FERC trial staff filed its own brief opposing certain exceptions raised by System Energy, the APSC, the LPSC, and the City Council. The case is now pending a decision by the FERC. Refunds, if any, that might be required will become due only after the FERC issues its order reviewing the initial decision.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Grand Gulf Prudence Complaint

As discussed in the Form 10-K, in March 2021, the second of the additional complaints was filed at the FERC by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. In November 2022 the FERC issued an order setting the complaint for settlement and hearing procedures. In February 2023 the FERC issued an order denying rehearing and thereby affirming its order setting the complaint for settlement and hearing procedures. In July 2023 the FERC chief ALJ terminated settlement procedures and appointed a presiding ALJ to oversee hearing procedures. In September 2023 a procedural schedule for hearing procedures was established. Pursuant to that schedule, testimony is due in December 2023 and throughout 2024. The hearing is scheduled to begin in January 2025, with the presiding ALJ’s initial decision due in July 2025.

In September 2023 the LPSC authorized its staff to file an additional complaint concerning the prudence of System Energy’s operation and management of Grand Gulf in the year 2022. In October 2023 the LPSC, the APSC, and the City Council filed what they styled as an amended and supplemental complaint with the FERC against System Energy, Entergy Services, and Entergy Operations. The amended complaint states that it is being filed for three primary purposes: (1) to include System Energy’s performance in 2021-2022 in the scope of the hearing; (2) to explicitly allege that System Energy’s inadequate performance, excessive costs, unplanned outages, and costs attributable to safety violations violate the contractual obligation to maintain and operate the plant in accordance with “good utility practice”; and (3) to provide and substantiate allegations concerning the damages attributable to the alleged breach of contractual obligations. The amended complaint alleges that potentially more than $1 billion in damages may be due. The current deadline for System Energy and the other named respondents to respond is in November 2023.

System Energy Settlement with the APSC

In October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement in principle also covers the amended and supplemental complaint, discussed above in “Grand Gulf Prudence Complaint,” filed at the FERC in October 2023. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy previously settled with the MPSC with respect to these complaints before the FERC. Entergy Mississippi has nearly 40% of System Energy’s share of Grand Gulf’s output, after its additional purchases from affiliates are considered. The settlements with both the APSC and the MPSC represent almost 65% of System Energy’s share of the output of Grand Gulf.

The terms of the settlement in principle align with the $588 million global black box settlement reached between System Energy and the MPSC in June 2022 and provide for Entergy Arkansas to receive a black box refund of $142 million from System Energy, inclusive of $50 million already received by Entergy Arkansas from System Energy. In November 2022 the FERC approved the System Energy settlement with the MPSC and stated that the settlement “appears to be fair and reasonable and in the public interest.”

System Energy, Entergy Arkansas, additional Entergy parties, and the APSC intend to file the settlement agreement and supporting materials with the FERC in November 2023. In addition to the black box refund of $142 million described above, beginning with the November 2023 service month, the settlement in principle provides for Entergy Arkansas’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

If the FERC approves the filed settlement in accordance with its terms, it will become binding upon the Entergy parties and the APSC.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

System Energy Regulatory Liability for Pending Complaints

Prior to June 2022, System Energy recorded a provision and associated liability of $37 million for elements of the complaints against System Energy. In June 2022, as discussed in “System Energy Settlement with the MPSC” in the Form 10-K, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing System Energy’s regulatory liability to $588 million, which consisted of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy New Orleans, and Entergy Louisiana. The $142 million of refunds for Entergy Arkansas, discussed above in “System Energy Settlement with the APSC” is covered within the $353 million previously recorded. System Energy paid the black-box refund of $235 million to Entergy Mississippi in November 2022. As discussed above in “Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue,” in January 2023 System Energy paid refunds of $103.5 million as a result of the FERC’s order in December 2022 in that proceeding and recouped $40.5 million of the $103.5 million from Entergy Louisiana and Entergy New Orleans in October 2023. In addition, as discussed above in “Unit Power Sales Agreement Complaint,” a black-box refund of $18 million was made by System Energy in 2023 in connection with a partial settlement in that proceeding.

Based on analysis of the pending complaints against System Energy and potential future settlement negotiations, in third quarter 2023, System Energy recorded a regulatory charge of $40 million to increase System Energy’s regulatory liability related to complaints against System Energy. System Energy’s remaining regulatory liability related to complaints against System Energy as of September 30, 2023 is approximately $270 million. This regulatory liability is consistent with the settlement agreements reached with the MPSC and the APSC, as described above, taking into account amounts already refunded.

Unit Power Sales Agreement

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

In May 2023, System Energy filed an answer to the formal challenge in which it requested that the FERC either deny the formal challenge as a matter of law or hold the proceeding in abeyance pending the resolution of related dockets.

Depreciation Amendment Proceeding

As discussed in Note 2 to the financial statements in the Form 10-K, in December 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to adopt updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses. The proposed amendments would result in higher charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In February 2022 the FERC accepted System Entergy’s proposed increased depreciation rates with an effective date of March 1, 2022, subject to refund pending the outcome of the settlement and/or hearing procedures. In June 2023 System Energy filed with the FERC an unopposed offer of settlement that it had

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
negotiated with intervenors to the proceeding. In August 2023 the FERC approved the settlement, which resolves the proceeding. In third quarter 2023, System Energy recorded a reduction in depreciation expense of $41 million representing the cumulative difference in depreciation expense resulting from the depreciation rates used from March 2022 through June 2023 and the depreciation rates included in the settlement filing approved by the FERC. In October 2023, System Energy filed a refund report with the FERC. The refund provided for in the refund report was included in the September 2023 service month bills under the Unit Power Sales Agreement. The deadline for any comments and protests is November 2023.

Pension Costs Amendment Proceeding

In October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Entergy’s proposed amendments with an effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. In October 2023, System Energy filed direct testimony in support of its proposed amendments. Under the procedural schedule, testimony will be filed through April 2024, and the hearing is scheduled to begin in May 2024. The presiding ALJ’s initial decision is expected to be due in September 2024.

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

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$119,467	$179,800	$429,423	$485,048

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	18,881	12,125	56,511	31,658
Nuclear refueling outage expenses	6,717	6,483	20,028	17,730
Other operation and maintenance	52,623	69,719	149,809	168,308
Decommissioning	10,495	10,117	31,173	30,050
Taxes other than income taxes	7,261	7,430	22,271	22,431
Depreciation and amortization	(11,597)	38,742	60,843	106,442
Other regulatory charges (credits) - net	(9,207)	(8,324)	(48,081)	510,667
TOTAL	75,173	136,292	292,554	887,286

OPERATING INCOME (LOSS)	44,294	43,508	136,869	(402,238)

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,866	1,536	5,289	6,164
Interest and investment income (loss)	2,738	3,669	10,140	(58)
Miscellaneous - net	(1,405)	(9,028)	(12,096)	(13,408)
TOTAL	3,199	(3,823)	3,333	(7,302)

INTEREST EXPENSE
Interest expense	12,199	9,189	36,325	27,782
Allowance for borrowed funds used during construction	(448)	(246)	(1,239)	(982)
TOTAL	11,751	8,943	35,086	26,800

INCOME (LOSS) BEFORE INCOME TAXES	35,742	30,742	105,116	(436,340)

Income taxes	8,045	3,385	24,115	(114,981)

NET INCOME (LOSS)	$27,697	$27,357	$81,001	($321,359)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$81,001	($321,359)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	141,213	163,043
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,887	(129,093)
Changes in assets and liabilities:
Receivables	49,881	(29,703)
Accounts payable	(16,504)	(7,193)
Prepaid taxes and taxes accrued	(5,782)	9,106
Interest accrued	4,571	(972)
Other working capital accounts	8,936	(34,961)
Other regulatory assets	(64,565)	(23,107)
Other regulatory liabilities	(15,981)	282,463
Pension and other postretirement liabilities	(14,484)	(14,704)
Other assets and liabilities	(37,983)	284,219
Net cash flow provided by operating activities	155,190	177,739

INVESTING ACTIVITIES
Construction expenditures	(80,068)	(132,100)
Allowance for equity funds used during construction	5,289	6,164
Nuclear fuel purchases	(57,790)	(77,707)
Proceeds from sale of nuclear fuel	37,104	18,845
Increase in other investments	(4)	—
Proceeds from nuclear decommissioning trust fund sales	245,386	273,108
Investment in nuclear decommissioning trust funds	(262,291)	(277,916)
Changes in money pool receivable - net	85,209	70,943
Net cash flow used in investing activities	(27,165)	(118,663)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	662,965	955,587
Retirement of long-term debt	(698,137)	(908,629)
Net cash flow provided by (used in) financing activities	(35,172)	46,958

Net increase in cash and cash equivalents	92,853	106,034
Cash and cash equivalents at beginning of period	2,940	89,201
Cash and cash equivalents at end of period	$95,793	$195,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$30,249	$30,231

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,291	$78
Temporary cash investments	94,502	2,862
Total cash and cash equivalents	95,793	2,940
Accounts receivable:
Associated companies	24,356	158,601
Other	5,300	6,145
Total accounts receivable	29,656	164,746
Materials and supplies - at average cost	160,143	135,346
Deferred nuclear refueling outage costs	13,334	33,377
Sale-leaseback/depreciation regulatory asset	40,267	—
Prepayments and other	5,577	9,097
TOTAL	344,770	345,506

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,219,196	1,142,914
TOTAL	1,219,196	1,142,914

UTILITY PLANT
Electric	5,479,592	5,425,449
Construction work in progress	105,468	102,987
Nuclear fuel	138,708	193,004
TOTAL UTILITY PLANT	5,723,768	5,721,440
Less - accumulated depreciation and amortization	3,467,414	3,412,257
UTILITY PLANT - NET	2,256,354	2,309,183

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	439,419	415,121
Other	793	1,422
TOTAL	440,212	416,543

TOTAL ASSETS	$4,260,532	$4,214,146

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2023 and December 31, 2022
(Unaudited)
	2023	2022
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$57	$300,037
Accounts payable:
Associated companies	19,125	21,701
Other	32,022	58,178
Taxes accrued	1,815	7,597
Interest accrued	16,162	11,591
Sale-leaseback/depreciation regulatory liability	—	103,497
Other	4,066	4,071
TOTAL	73,247	506,672

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	404,385	376,070
Accumulated deferred investment tax credits	43,660	44,692
Regulatory liability for income taxes - net	108,577	110,840
Other regulatory liabilities	754,803	665,024
Decommissioning	1,073,634	1,042,461
Pension and other postretirement liabilities	26,266	40,750
Long-term debt	745,190	477,868
Other	2	2
TOTAL	3,156,517	2,757,707

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2023 and 2022	1,086,850	1,086,850
Accumulated deficit	(56,082)	(137,083)
TOTAL	1,030,768	949,767

TOTAL LIABILITIES AND EQUITY	$4,260,532	$4,214,146

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2021	$951,850	$139,510	$1,091,360

Net income	—	31,432	31,432
Balance at March 31, 2022	951,850	170,942	1,122,792

Net loss	—	(380,148)	(380,148)
Balance at June 30, 2022	951,850	(209,206)	742,644

Net income	—	27,357	27,357
Balance at September 30, 2022	$951,850	($181,849)	$770,001

Balance at December 31, 2022	$1,086,850	($137,083)	$949,767

Net income	—	27,545	27,545
Balance at March 31, 2023	1,086,850	(109,538)	977,312

Net income	—	25,759	25,759
Balance at June 30, 2023	1,086,850	(83,779)	1,003,071

Net income	—	27,697	27,697
Balance at September 30, 2023	$1,086,850	($56,082)	$1,030,768

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2023-7/31/2023	—	$—	—	$350,052,918
8/01/2023-8/31/2023	—	$—	—	$350,052,918
9/01/2023-9/30/2023	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

Rule 10b5-1 Trading Agreements

During the three months ended September 30, 2023, no director or officer of Entergy or any of the Registrant Subsidiaries adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Regulation of the Nuclear Power Industry

The following are updates to the “Regulation of the Nuclear Power Industry” section of Part I, Item 1 of the Form 10-K.

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

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. In August 2023 the NRC issued a finding and notice of violation related to a radiation monitor calibration issue at River Bend. River Bend will remain in Column 2 pending successful completion of supplemental inspections related to both issues.

Environmental Regulation

The following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. The following are updates to that discussion.

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

Greenhouse Gas Emissions

In May 2023 the EPA proposed several rules regulating greenhouse gas emissions from new and existing (coal and gas-fired) power plants. If finalized, the proposed requirements for existing “large and frequently used” gas turbine generating units could require significant investments in carbon dioxide (CO2) emission reduction technologies at certain of Entergy’s existing gas turbine units with a capacity of greater than 300 MW per combustion turbine and which operate at an annual capacity factor of greater than 50 percent. Comments on the proposed rules were due in August 2023 and Entergy is monitoring the rulemaking, in part through its trade associations.

Federal Jurisdiction of Waters of the United States

As discussed in the Form 10-K, in June 2020 the EPA’s revised definition of waters of the United States in the Navigable Waters Protection Rule (NWPR) became effective, narrowing the scope of Clean Water Act jurisdiction, as compared to a 2015 definition which had been stayed by several federal courts. In December 2022 the EPA and the U.S. Army Corps of Engineers (Corps) released a final definition of waters of the United States (2022 Rule) that replaces the NWPR with a definition that is consistent with the pre-2015 regulatory regime as interpreted by several United States Supreme Court decisions. The 2022 Rule was subject to multiple legal challenges and was enjoined from implementation or enforcement throughout Entergy’s service territory. In May 2023 the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands and in September the EPA and the Corps issued a final rule incorporating the Supreme Court decision. Most notably, the exclusion for waste treatment systems is retained.

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

Item 6.  Exhibits

4(a) -	Eighty-sixth Supplemental Indenture, dated as of August 1, 2023, to Entergy Arkansas Mortgage and Deed of Trust, dated as of October 1, 1944 (4.66 to Form 8-K filed August 17, 2023 in 1-10764).

4(b) -
Officer’s Certificate No. 21-B-16, dated August 8, 2023, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.74 to Form 8-K filed August 11, 2023 in 1-34360).

10(a) -	Purchase and Sale Agreement, between Entergy New Orleans, LLC, as Seller, and Delta States Utilities NO, LLC, as Buyer, dated October 28, 2023 (1.01 to Form 8-K filed October 30, 2023 in 1-11299).

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    November 2, 2023