Form 10-Q
period 2024-03-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2024-05-02
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 30, 2024
Entergy Corporation	($0.01 par value)	213,536,936

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2023, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules, market design and market and system conditions in the MISO markets, the absence of a minimum capacity obligation for load serving entities in MISO and the consequent ability of some load serving entities to “free ride” on the energy market without paying appropriate compensation for the capacity needed to produce that energy, the allocation of MISO system transmission upgrade costs, delays in developing or interconnecting new generation or other resources or other adverse effects arising from the volume of requests in the MISO transmission interconnection queue, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;
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

FORWARD-LOOKING INFORMATION (Continued)

•the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s utility system, including its nuclear generating facilities;
•Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•the prices and availability of fuel and power Entergy must purchase for its Utility customers, particularly given the recent and ongoing significant growth in liquified natural gas exports and the associated significantly increased demand for natural gas and resulting increase in natural gas prices, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
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
•the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy policies and related laws, regulations, and other governmental actions, including as a result of prolonged litigation over proposed legislation or regulatory actions;
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
•variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, wildfires, or other weather events and the recovery of costs associated with restoration, including the ability to access funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance, as well as any related unplanned outages;
•effects of climate change, including the potential for increases in extreme weather events, such as hurricanes, drought or wildfires, and sea levels or coastal land and wetland loss;
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
•Entergy’s ability to manage its capital projects, including by completing projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its capital and operation and maintenance costs;
•the effects of supply chain disruptions, including those driven by geopolitical developments or trade-related governmental actions, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in Entergy’s Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;

FORWARD-LOOKING INFORMATION (Continued)

•changes to federal income tax laws, regulations, and interpretive guidance, including the Inflation Reduction Act of 2022 and the continued impact of the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•the effect of increased interest rates and other changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
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
•changes in technology, including (i) Entergy’s ability to effectively assess, implement, and manage new or emerging technologies, including its ability to maintain and protect personally identifiable information while doing so, (ii) the emergence of artificial intelligence (including machine learning), which may present ethical, security, legal, operational, or regulatory challenges, (iii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management, and other measures that reduce load and government policies incentivizing development or utilization of the foregoing, and (iv) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•Entergy’s ability to effectively formulate and implement plans to increase its carbon-free energy capacity and to reduce its carbon emission rate and aggregate carbon emissions, including its commitment to achieve net-zero carbon emissions by 2050 and the related increasing investment in renewable power generation sources, and the potential impact on its business and financial condition of attempting to achieve such objectives;
•the effects, including increased security costs, of threatened or actual terrorism, cyber attacks or data security breaches, physical attacks on or other interference with facilities or infrastructure, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;
•impacts of perceived or actual cybersecurity or data security threats or events on Entergy and its subsidiaries, its vendors, suppliers or other third parties interconnected through the grid, which could, among other things, result in disruptions to its operations, including but not limited to, the loss of operational control, temporary or extended outages, or loss of data, including but not limited to, sensitive customer, employee, financial or operations data;
•the effects of a catastrophe, pandemic (or other health-related event), or a global or geopolitical event such as the military activities between Russia and Ukraine, or Israel and Hamas, including resultant economic and societal disruptions; fuel procurement disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
v

FORWARD-LOOKING INFORMATION (Concluded)

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

Entergy Wholesale Commodities
Prior to January 1, 2023, one of Entergy’s reportable business segments consisting of non-utility business activities primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2023, filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
GAAP	Generally Accepted Accounting Principles
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in April 2020 and was sold in May 2021

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in April 2021 and was sold in May 2021
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents, which is a non-GAAP measure
NRC	Nuclear Regulatory Commission
Palisades	Palisades Nuclear Plant (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in May 2022 and was sold in June 2022
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

Utility	Entergy’s reportable segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution in portions of Louisiana
Utility operating companies	Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in December 2014 and was disposed of in January 2019

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, owned by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana. See “Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana gas distribution businesses.

See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s business segment.

Results of Operations

First Quarter 2024 Compared to First Quarter 2023

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the first quarter 2024 to the first quarter 2023 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2023 Net Income (Loss) Attributable to Entergy Corporation	$397,302	($86,367)	$310,935

Operating revenues	(175,819)	(10,612)	(186,431)
Fuel, fuel-related expenses, and gas purchased for resale	(284,046)	2,279	(281,767)
Purchased power	226	(10,372)	(10,146)
Other regulatory charges (credits) - net	85,673	—	85,673
Other operation and maintenance	60,922	(5,417)	55,505
Asset write-offs, impairments, and related charges	131,775	—	131,775
Taxes other than income taxes	7,371	(379)	6,992
Depreciation and amortization	45,745	—	45,745
Other income (deductions)	135,803	(26,008)	109,795
Interest expense	9,913	11,549	21,462
Other expenses	3,918	1	3,919
Income taxes	100,674	(705)	99,969
Preferred dividend requirements of subsidiaries and noncontrolling interests	(109)	—	(109)
2024 Net Income (Loss) Attributable to Entergy Corporation	$195,224	($119,943)	$75,281

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

First quarter 2024 results of operations include: (1) a $132 million ($97 million net-of-tax) charge, recorded at Utility, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024; and (2) a $78 million ($57 million net-of-tax) regulatory charge, recorded at Utility in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. See Note 10 to the financial

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

First quarter 2023 results of operations include a $129 million reduction in income tax expense as a result of the Hurricane Ida securitization in March 2023, which also resulted in a $103 million ($76 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding. See Notes 2 and 3 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the first quarter 2024 to the first quarter 2023:

Amount
(In Millions)
2023 operating revenues	$2,948
Fuel, rider, and other revenues that do not significantly affect net income	(223)
Storm restoration carrying costs	(31)
Volume/weather	19
Retail electric price	59
2024 operating revenues	$2,772

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Storm restoration carrying costs represent the equity component of storm restoration carrying costs recognized by Entergy Louisiana as part of its March 2023 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, partially offset by a decrease in commercial and industrial usage. The decrease in industrial usage is primarily due to a decrease in demand from cogeneration customers.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2024;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023;
•an increase in Entergy Mississippi’s formula rate plan rates effective April 2023; and
•an increase in Entergy Texas’s base rates effective June 2023.

See Note 2 to the financial statements in the Form 10-K for discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Utility for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	7,758	7,276	7
Commercial	6,223	6,248	—
Industrial	12,661	12,740	(1)
Governmental	572	577	(1)
Total retail	27,214	26,841	1
Sales for resale	3,958	4,502	(12)
Total	31,172	31,343	(1)

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $620 million for the first quarter 2023 to $681 million for the first quarter 2024 primarily due to:

•an increase of $10 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024;
•the effects of recording a final judgment in first quarter 2023 to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $10 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation;
•an increase of $9 million in power delivery expenses primarily due to higher vegetation maintenance costs due to timing and higher readiness and response costs;
•an increase of $9 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $7 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023; and
•several individually insignificant items.

Asset write-offs, impairments, and related charges includes a $132 million ($97 million net-of-tax) charge to reflect the write-off, at Entergy Arkansas, of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to:

•additions to plant in service;
•the recognition of $14 million in depreciation expense in first quarter 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

depreciation expense for the relate back period is effective over the same period as collections from the relate back surcharge rider and results in no effect on net income; and
•an increase in depreciation rates at Entergy Texas, effective June 2023.

The increase was partially offset by a reduction in depreciation expense at System Energy as a result of the approval by the FERC in August 2023 of the settlement establishing updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the Unit Power Sales Agreement depreciation amendment proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case at Entergy Texas.

Other regulatory charges (credits) - net includes:

•a regulatory charge of $103 million, recorded by Entergy Louisiana in first quarter 2023, to reflect its obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization; and
•a regulatory charge of $78 million, recorded by Entergy New Orleans in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in first quarter 2024;
•an increase of $24 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitizations. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary;
•a decrease of $17 million in net periodic pension non-service costs as a result of pension settlement charges recorded in first quarter 2023 and a reduction in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•a $15 million charge, recorded by Entergy Louisiana in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization.

Interest expense increased primarily due to the issuance by Entergy Texas of $350 million of 5.80% Series mortgage bonds in August 2023.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Parent and Other

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income of $24 million from affiliated preferred membership interests, as discussed above.

Interest expense increased primarily due to higher commercial paper balances. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rate was 21.5% for the first quarter 2024. The difference in the effective income tax rate for the first quarter 2024 versus the federal statutory rate of 21% was primarily due to the amortization of state accumulated deferred income taxes as a result of tax rate changes, a provision for uncertain tax positions, and the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was (33.8%) for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. See Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the Entergy Louisiana March 2023 storm cost securitization under Act 293.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation. The following is an update to that discussion.

Entergy Arkansas, Entergy Louisiana, and System Energy have the potential to generate zero-emission nuclear power production tax credits for electricity generated by their respective nuclear power facilities. Based on guidance provided by the United States Treasury Department and the IRS, the production tax credits will be calculated by multiplying the kWh of qualifying electricity by $0.003, with the value of the credits decreasing ratably, or phasing out, once the annual gross receipts from the sale of nuclear power exceed a certain threshold. If certain prevailing wage requirements are satisfied, the calculation of the credit, as described in the preceding sentence, is multiplied by a factor of five. Additional guidance is needed from the United States Treasury Department and/or the IRS to determine how the value of these credits will be calculated for power generated from nuclear facilities of rate-regulated utilities. Due to the uncertainty of value, if any, of credits Entergy Arkansas, Entergy Louisiana, or System Energy may receive, no credits have been recognized for the nuclear power produced during first quarter 2024. If credits are recognized in future periods, the value of such credits is expected to be shared with customers. As such, recognition of production tax credits is not expected to have a material effect on the results of operations of Entergy, Entergy Arkansas, Entergy Louisiana, or System Energy.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for discussion of the exit from the merchant power business.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Planned Sale of Gas Distribution Businesses

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy New Orleans’s and Entergy Louisiana’s gas distribution businesses.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital spending plans and other uses of capital, and sources of capital.  The following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net issuance of debt in 2024.

	March 31, 2024	December 31, 2023
Debt to capital	65.8%	63.8%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	65.6%	63.5%
Effect of subtracting cash	(1.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	64.5%	63.4%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of March 31, 2024, 20.8% of the debt outstanding is at the parent company, Entergy Corporation, and 78.7% is at the Utility. The remaining 0.5% of the debt outstanding relates to the Vermont Yankee credit facility, as discussed in Note 4 to the financial statements herein. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2028.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  As there were no borrowings under the facility for the three months ended March 31, 2024, the estimated interest rate as of March 31, 2024 that would have been applied to outstanding borrowings under the facility was 6.93%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of March 31, 2024:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$—	$4	$3,496
Entergy Corporation’s credit facility includes a covenant requiring Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant and expects to remain in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Registrant Subsidiaries (except Entergy New Orleans and System Energy) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of March 31, 2024, Entergy Corporation had $1,913.5 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2024 was 5.69%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K and Note 3 to the financial statements herein for discussion of the equity distribution program.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of Entergy’s planned construction and other capital investments for 2024 through 2026. The following are updates to that discussion.

Renewables

Alternative RFP and Certification

As discussed in the Form 10-K, in March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff, Rider Geaux ZERO. Several parties have intervened, and a

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

procedural schedule was established in May 2023 with a hearing scheduled for March 2024. In March 2024 the hearing in this matter was rescheduled to June 2024.

Other Generation

Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. The current estimated cost of the Bayou Power Station is $411 million, including estimated costs of transmission interconnection and other related costs. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is expected to occur by the end of 2028. No procedural schedule has been set at this time.

System Resilience and Storm Hardening

Entergy Louisiana

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I in the December 2022 application reflected the first five years of a ten-year resilience plan and included investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. The LPSC staff and certain intervenors filed direct testimony in August, September, and October 2023. The LPSC staff filed cross-answering testimony in October 2023. The testimony largely supports implementation of some level of accelerated investment in resilience, but raises various issues related to the magnitude of the investment, the cost recovery mechanism applicable to the investment, and the ratemaking for the investment. In April 2024 the LPSC approved a framework which includes an initial five-year resilience plan providing for an investment of approximately $1.9 billion and a rider to recover the associated costs. The plan is subject to specified reporting requirements and includes a performance review of the hardened assets. Entergy Louisiana is permitted to make future filings for additional investments.

Entergy New Orleans

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also requires Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan is in addition to the previously authorized resilience project to be partially

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
funded by the DOE’s Grid Resilience and Innovation Partnerships program. The filing requests an expedited technical conference in May 2024, which request is pending.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2024 meeting, the Board declared a dividend of $1.13 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2023.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Millions)
Cash and cash equivalents at beginning of period	$133	$224

Net cash provided by (used in):
Operating activities	521	960
Investing activities	(1,288)	(1,283)
Financing activities	1,929	2,070
Net increase in cash and cash equivalents	1,162	1,747

Cash and cash equivalents at end of period	$1,295	$1,971

Operating Activities

Net cash flow provided by operating activities decreased $439 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower collections from Utility customers, including the effect of higher deferred fuel collections in 2023, and timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the initial payment of approximately $170 million in February 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas. The increase was partially offset by:

•a decrease of $79 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024 and a lower scope of work on projects in 2024 as compared to 2023; and
•a decrease of $70 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024.

See Note 14 to the financial statements herein for discussion of the Walnut Bend Solar facility purchase.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased $141 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to proceeds from securitization of $1.5 billion received by the storm trust II at Entergy Louisiana in 2023, partially offset by:

•an increase of $737 million in net issuances of commercial paper in 2024 compared to 2023; and
•long-term debt activity providing approximately $1,371 million of cash in 2024 compared to providing approximately $780 million of cash in 2023.

See Note 2 to the financial statements in the Form 10-K for a discussion of the Entergy Louisiana March 2023 storm cost securitization. See Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K for details of Entergy’s commercial paper program and long-term debt.

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

Some of the agreements to sell the power produced by the non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2024, based on power prices at that time, Entergy had liquidity exposure of $3 million under the guarantees in place supporting its non-utility operations business transactions and $8 million of posted cash collateral.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1.

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. In August 2023 the NRC issued a finding and notice of violation related to a radiation monitor calibration issue at River Bend. In December 2023, River Bend successfully completed the inspection of the high pressure core spray system issue and in February 2024, River Bend completed the supplemental inspection of the radiation monitor calibration issue, each in accordance with the NRC’s inspection policies for nuclear plants in Column 2. The NRC issued its inspection report on both issues in March 2024 and River Bend was returned to Column 1.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements. The following is an update to that discussion.

In March 2024 the SEC issued final rules that require registrants to provide certain climate-related disclosures in annual reports and registration statements in order to enhance and standardize climate-related disclosures for investors. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material; the filing of an attestation report covering the required disclosure of such registrants’ Scope 1 and/or Scope 2 emissions, also on a phased-in basis; and disclosure of the financial statement effects of severe weather events and other natural conditions. The phase-in compliance period is effective for Entergy beginning with its annual report for the fiscal year ending December 31, 2025. In April 2024 the SEC stayed the final rules, pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. Entergy is evaluating the impact the final rules will have on its disclosures and will continue to monitor developments related to the SEC’s stay of the rules and the litigation challenging such rules.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,706,506	$2,883,411
Natural gas	65,667	64,581
Other	22,455	33,067
TOTAL	2,794,628	2,981,059

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	616,617	898,384
Purchased power	228,142	238,288
Nuclear refueling outage expenses	38,263	37,233
Other operation and maintenance	687,031	631,526
Asset write-offs, impairments, and related charges	131,775	—
Decommissioning	53,382	50,493
Taxes other than income taxes	192,429	185,437
Depreciation and amortization	499,661	453,916
Other regulatory charges (credits) - net	109,346	23,673
TOTAL	2,556,646	2,518,950

OPERATING INCOME	237,982	462,109

OTHER INCOME
Allowance for equity funds used during construction	26,794	23,146
Interest and investment income	150,697	48,259
Miscellaneous - net	(50,743)	(54,452)
TOTAL	126,748	16,953

INTEREST EXPENSE
Interest expense	277,743	255,329
Allowance for borrowed funds used during construction	(10,543)	(9,591)
TOTAL	267,200	245,738

INCOME BEFORE INCOME TAXES	97,530	233,324

Income taxes	20,994	(78,975)

CONSOLIDATED NET INCOME	76,536	312,299

Preferred dividend requirements of subsidiaries and noncontrolling interests	1,255	1,364

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$75,281	$310,935

Earnings per average common share:
Basic	$0.35	$1.47
Diluted	$0.35	$1.47

Basic average number of common shares outstanding	213,143,719	211,350,705
Diluted average number of common shares outstanding	213,873,128	212,146,507

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)

Net Income	$76,536	$312,299

Other comprehensive income (loss)
Pension and other postretirement adjustment (net of tax expense (benefit) of ($1,202) and $731)	(3,668)	2,027
Other comprehensive income (loss)	(3,668)	2,027

Comprehensive Income	72,868	314,326
Preferred dividend requirements of subsidiaries and noncontrolling interests	1,255	1,364
Comprehensive Income Attributable to Entergy Corporation	$71,613	$312,962

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$76,536	$312,299
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	600,412	553,224
Deferred income taxes, investment tax credits, and non-current taxes accrued	(20,656)	(98,244)
Asset write-offs, impairments, and related charges	131,775	—
Changes in working capital:
Receivables	107,921	272,533
Fuel inventory	5,387	(29,484)
Accounts payable	(287,418)	(339,963)
Taxes accrued	(64,085)	(66,717)
Interest accrued	29,615	30,627
Deferred fuel costs	92,685	442,598
Other working capital accounts	(73,315)	(67,971)
Changes in provisions for estimated losses	9,283	25
Changes in regulatory assets	237,098	542,694
Changes in other regulatory liabilities	205,587	136,685
Effect of securitization on regulatory asset	—	(491,150)
Changes in pension and other postretirement funded status	(76,343)	(64,088)
Other	(453,390)	(173,525)
Net cash flow provided by operating activities	521,092	959,543

INVESTING ACTIVITIES
Construction/capital expenditures	(961,152)	(1,175,657)
Allowance for equity funds used during construction	26,794	23,146
Nuclear fuel purchases	(133,315)	(90,809)
Payment for purchase of plant and assets	(172,614)	—
Changes in securitization account	(8,934)	(3,904)
Payments to storm reserve escrow accounts	(5,269)	(4,196)
Increase in other investments	(1,562)	(3,462)
Proceeds from nuclear decommissioning trust fund sales	489,417	204,128
Investment in nuclear decommissioning trust funds	(521,237)	(232,837)
Net cash flow used in investing activities	(1,287,872)	(1,283,591)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,206,338	1,614,522
Treasury stock	6,759	4,017
Retirement of long-term debt	(835,740)	(834,530)
Changes in commercial paper - net	775,333	37,995
Proceeds received by storm trust related to securitization	—	1,457,676
Other	21,940	21,490
Dividends paid:
Common stock	(240,959)	(226,194)
Preferred stock	(4,580)	(4,580)
Net cash flow provided by financing activities	1,929,091	2,070,396

Net increase in cash and cash equivalents	1,162,311	1,746,348

Cash and cash equivalents at beginning of period	132,548	224,164

Cash and cash equivalents at end of period	$1,294,859	$1,970,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$237,931	$215,082
Income taxes	($316)	($5,352)
Noncash investing activities:
Accrued construction expenditures	$509,046	$428,459

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$64,949	$71,609
Temporary cash investments	1,229,910	60,939
Total cash and cash equivalents	1,294,859	132,548
Accounts receivable:
Customer	670,812	699,411
Allowance for doubtful accounts	(21,889)	(25,905)
Other	209,929	225,334
Accrued unbilled revenues	426,682	494,615
Total accounts receivable	1,285,534	1,393,455
Deferred fuel costs	123,796	169,967
Fuel inventory - at average cost	187,412	192,799
Materials and supplies - at average cost	1,495,201	1,418,969
Deferred nuclear refueling outage costs	139,801	140,115
Prepayments and other	231,163	213,016
TOTAL	4,757,766	3,660,869

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,165,779	4,863,710
Non-utility property - at cost (less accumulated depreciation)	417,730	418,546
Storm reserve escrow accounts	328,475	323,206
Other	70,281	69,494
TOTAL	5,982,265	5,674,956

PROPERTY, PLANT, AND EQUIPMENT
Electric	67,626,345	66,850,474
Natural gas	724,113	717,503
Construction work in progress	2,281,938	2,109,703
Nuclear fuel	707,034	707,852
TOTAL PROPERTY, PLANT, AND EQUIPMENT	71,339,430	70,385,532
Less - accumulated depreciation and amortization	26,837,531	26,551,203
PROPERTY, PLANT, AND EQUIPMENT - NET	44,501,899	43,834,329

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $244,804 as of March 31, 2024 and $250,830 as of December 31, 2023)	5,432,306	5,669,404
Deferred fuel costs	172,201	172,201
Goodwill	374,099	374,099
Accumulated deferred income taxes	13,622	16,367
Other	395,698	301,171
TOTAL	6,387,926	6,533,242

TOTAL ASSETS	$61,629,856	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$2,177,072	$2,099,057
Notes payable and commercial paper	1,913,504	1,138,171
Accounts payable	1,187,454	1,566,745
Customer deposits	455,707	446,146
Taxes accrued	370,128	434,213
Interest accrued	243,812	214,197
Deferred fuel costs	265,442	218,927
Pension and other postretirement liabilities	57,390	59,508
Other	214,018	219,528
TOTAL	6,884,527	6,396,492

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,236,410	4,245,982
Accumulated deferred investment tax credits	201,910	205,973
Regulatory liability for income taxes - net	1,021,395	1,033,242
Other regulatory liabilities	3,334,360	3,116,926
Decommissioning and asset retirement cost liabilities	4,575,811	4,505,782
Accumulated provisions	471,853	462,570
Pension and other postretirement liabilities	574,188	648,413
Long-term debt (includes securitization bonds of $263,159 as of March 31, 2024 and $263,007 as of December 31, 2023)	24,309,439	23,008,839
Other	1,226,187	1,116,661
TOTAL	39,951,553	38,344,388

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2024 and 2023; issued shares in 2024 and 2023 - none	—	—
Common stock, $0.01 par value, authorized 499,000,000 shares in 2024 and 2023; issued 280,975,348 shares in 2024 and 2023	2,810	2,810
Paid-in capital	7,769,569	7,795,411
Retained earnings	11,774,706	11,940,384
Accumulated other comprehensive loss	(166,128)	(162,460)
Less - treasury stock, at cost (67,701,927 shares in 2024 and 68,126,778 shares in 2023)	4,922,617	4,953,498
Total shareholders’ equity	14,458,340	14,622,647
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	116,026	120,459
TOTAL	14,574,366	14,743,106

TOTAL LIABILITIES AND EQUITY	$61,629,856	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2022	$97,907	$2,797	($4,978,994)	$7,632,895	$10,502,041	($191,754)	$13,064,892

Consolidated net income (a)	1,364	—	—	—	310,935	—	312,299
Other comprehensive income	—	—	—	—	—	2,027	2,027
Common stock issuances related to stock plans	—	—	19,599	(15,118)	—	—	4,481
Common stock dividends declared	—	—	—	—	(226,194)	—	(226,194)
Beneficial interest in storm trust	14,577	—	—	—	—	—	14,577
Distributions to noncontrolling interests	(574)	—	—	—	—	—	(574)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2023	$108,694	$2,797	($4,959,395)	$7,617,777	$10,586,782	($189,727)	$13,166,928

Balance at December 31, 2023	$120,459	$2,810	($4,953,498)	$7,795,411	$11,940,384	($162,460)	$14,743,106

Consolidated net income (a)	1,255	—	—	—	75,281	—	76,536
Other comprehensive loss	—	—	—	—	—	(3,668)	(3,668)
Common stock issuances related to stock plans	—	—	30,881	(25,842)	—	—	5,039
Common stock dividends declared	—	—	—	—	(240,959)	—	(240,959)
Distributions to noncontrolling interests	(1,108)	—	—	—	—	—	(1,108)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2024	$116,026	$2,810	($4,922,617)	$7,769,569	$11,774,706	($166,128)	$14,574,366

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2024 and first quarter 2023 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Nelson Industrial Steam Company (Entergy Louisiana)

See Note 8 to the financial statements in the Form 10-K for information on Entergy Louisiana’s Nelson Industrial Steam Company partnership.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2024 Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease in the rate from $0.01883 per kWh to $0.00882 per kWh. Due to a change in law in the state of Arkansas, the annual redetermination included $9 million, recorded as a credit to fuel expense in first quarter 2024, for recovery attributed to net metering costs in 2023. The primary reason for the rate decrease is a large over-recovered balance as a result of lower natural gas prices in 2023. To mitigate the effect of projected increases in natural gas prices in 2024, Entergy Arkansas adjusted the over-recovered balance included in the March 2024 annual redetermination filing by $43.7 million. This adjustment is expected to reduce the rate change that will be reflected in the 2025 energy cost rate redetermination. The redetermined rate of $0.00882 per kWh became effective with the first billing cycle in April 2024 through the normal operation of the tariff.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

As discussed in the Form 10-K, in August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contains a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complies with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service/rate case. Entergy Louisiana’s filing supports the need to extend Entergy Louisiana’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements
formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

A status conference was held in October 2023 at which a procedural schedule was adopted that included three technical conferences and a hearing date of August 2024. In March 2024 the parties agreed to an eight week extension of all deadlines to allow for continuation of settlement negotiations, and the ALJ issued an order with an amended procedural schedule that includes hearing dates commencing in October 2024.

Filings with the MPSC (Entergy Mississippi)

Retail Rates

2024 Formula Rate Plan Filing

In March 2024, Entergy Mississippi submitted its formula rate plan 2024 test year filing and 2023 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2023 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2024 calendar year to be below the formula rate plan bandwidth. The 2024 test year filing showed a $63.4 million rate increase was necessary to reset Entergy Mississippi’s earned return on rate base to the specified point of adjustment of 7.10%, within the formula rate plan bandwidth. The 2023 look-back filing compared actual 2023 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $32.6 million interim rate increase, reflecting a cap equal to 2% of 2023 retail revenues, effective April 2024. A final order is expected in second quarter 2024, with the resulting rates, including amounts above the 2% cap of 2023 retail revenues, effective July 2024.

In December 2014 the MPSC ordered Entergy Mississippi to file an updated depreciation study at least once every four years. Pursuant to this order and Entergy Mississippi’s filing cycle, Entergy Mississippi would have filed an updated depreciation report with its formula rate plan filing in 2023. However, in July 2022 the MPSC directed Entergy Mississippi to file its next depreciation study in connection with its 2024 formula rate plan filing notwithstanding the MPSC’s prior order. Accordingly, Entergy Mississippi filed a depreciation study in February 2024. The study showed a need for an increase in annual depreciation expense of $55.2 million. The calculated increase in annual depreciation expense was excluded from Entergy Mississippi’s 2024 formula rate plan revenue increase request as the $63.4 million rate increase determined in the formula rate plan 2024 test year filing was just lower than the cap on changes to formula rate plan revenues, set at 4% of retail revenues. Entergy Mississippi expects to engage in further discussions with the MPSC regarding the timing of implementing changes to depreciation rates and for recovery of the depreciation expense.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans seeks approval of a $12.6 million rate increase based on the formula set in the 2018 rate case, which was approved again by the City Council in 2023. The formula results in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of September

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2024 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s denial of recovery of $135 million of payments to other Utility operating companies in December 2018 relating to off-system sales of electricity from 2002-2009, as ordered by the FERC. The complaint also involved a challenge to the $13.7 million, plus interest, of related refunds ordered by the APSC and paid by Entergy Arkansas in August 2020. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of Appeals for the Eighth District granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth District affirmed the order of the court denying Arkansas Electric Energy Consumers, Inc.’s motion to intervene.

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth District and the court granted the motion to expedite and issued an order establishing that the briefing will occur in May 2024 through July 2024. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC (or on appeal from the FERC to the United States Court of Appeals for the Fifth Circuit), including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. The settlements with the MPSC and the APSC and the settlement in principle with the City Council, described in “System Energy Settlement with the City Council” below, if approved by the FERC, substantially reduce the aggregate amount of exposure resulting from these claims. The following are updates to that discussion.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the FERC’s Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is

Entergy Corporation and Subsidiaries
Notes to Financial Statements
excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $24.8 million, which includes interest through March 31, 2024, and the estimated resulting annual rate reduction would be approximately $14.1 million. As a result of the settlement agreements with the MPSC and the APSC, both the estimated refund and rate reduction exclude Entergy Mississippi's and Entergy Arkansas’s portions. See “System Energy Settlement with the MPSC” in the Form 10-K and see “System Energy Settlement with the APSC” below and in the Form 10-K for discussion of the settlements. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In September 2023, System Energy filed a protective appeal of the rehearing order with the United States Court of Appeals for the Fifth Circuit. The appeal was consolidated with System Energy’s prior appeal of the December 2022 order.

In September 2023 the LPSC filed with the FERC a request for rehearing and clarification of the rehearing order. The LPSC requests that the FERC reverse its determination in the rehearing order that System Energy may collect an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback, as of the expiration of the initial lease term, as well as its determination in the rehearing order that System Energy may offset the refunds for the depreciation rate input issue and collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. In addition, the LPSC requests that the FERC either confirm the LPSC’s interpretation of the refund associated with the decommissioning uncertain tax positions or explain why it is

Entergy Corporation and Subsidiaries
Notes to Financial Statements
not doing so. In October 2023 the FERC issued a notice that the rehearing request has been deemed denied by operation of law. In November 2023 the FERC issued a further notice stating that it would not issue any further order addressing the rehearing request. Also in November 2023 the LPSC filed with the United States Court of Appeals for the Fifth Circuit a petition for review of the FERC’s August 2023 rehearing order and denials of the September 2023 rehearing request.

In December 2023 the United States Court of Appeals for the Fifth Circuit lifted the abeyance on the consolidated System Energy appeals and it also consolidated the LPSC’s appeal with the System Energy appeals. In March 2024, separate petition briefs were filed by System Energy and by the LPSC. Also in March 2024, the City Council filed an intervenor brief supporting the LPSC. Briefing will continue through July 2024.

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

In April 2022, System Energy filed cross-answering testimony in response to the FERC trial staff’s recommendations. In June 2022 the FERC trial staff submitted revised answering testimony, in which it recommended additional refunds associated with the accumulated deferred income tax balances in account 190. Also in June 2022, System Energy filed revised and supplemental cross-answering testimony to respond to the FERC trial staff’s testimony and oppose its revised recommendation.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Louisiana and Entergy New Orleans would total approximately $69.7 million plus $94.3 million of interest through March 31, 2024. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

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

LPSC Petition for a Writ of Mandamus

In March 2024 the LPSC filed a petition for a writ of mandamus, requesting that the United States Court of Appeals for the Fifth Circuit direct the FERC to take action on (1) System Energy’s pending compliance filings (and the LPSC’s protests) in response to the FERC’s orders on the uncertain tax position rate base issue, as discussed above; and (2) the ALJ’s pending initial decision in the return on equity and capital structure proceeding, also as discussed above. System Energy filed a notice of intervention in the proceeding.

In March 2024 the United States Court of Appeals for the Fifth Circuit directed the FERC to respond to the LPSC’s petition. Also in March 2024, System Energy filed its response to the LPSC’s petition, in which it opposed the request for action on the compliance filing and took no position on the request for action on the return on equity and capital structure case. Later in March 2024, the FERC responded opposing both parts of the LPSC’s petition, and the LPSC filed an opposed motion for leave to answer and its answer to the FERC’s and System Energy’s responses.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy Settlement with the APSC

As discussed in the Form 10-K, in October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” above and in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. System Energy, Entergy Arkansas, additional Entergy parties, and the APSC filed the settlement agreement and supporting materials with the FERC in November 2023. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy previously settled with the MPSC with respect to these complaints before the FERC.

The terms of the settlement with the APSC align with the $588 million global black box settlement reached between System Energy and the MPSC in June 2022 and provide for Entergy Arkansas to receive a black box refund of $142 million from System Energy, inclusive of $49.5 million already received by Entergy Arkansas from System Energy. In November 2022 the FERC approved the System Energy settlement with the MPSC and stated that the settlement “appears to be fair and reasonable and in the public interest.”

In addition to the black box refund of $142 million described above, beginning with the November 2023 service month, the settlement provides for Entergy Arkansas’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

In December 2023 the FERC trial staff and the LPSC filed comments. The FERC trial staff commented that it “believes that the settlement is fair, and in the public interest,” and neither it nor the LPSC oppose the settlement. In December 2023 the $93 million black box refund to Entergy Arkansas was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Energy’s balance sheet. In March 2024 the FERC approved the settlement “because it appears to be fair and reasonable and in the public interest.”

System Energy Settlement with the City Council

In April 2024, System Energy, Entergy New Orleans, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the City Council to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” above and in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. System Energy, Entergy New Orleans, additional Entergy parties, and the City Council intend to file the settlement agreement and supporting materials with the FERC no later than May 10, 2024. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. As discussed above and in Note 2 to the financial statements in the Form 10-K, System Energy previously settled with the MPSC and the APSC with respect to these complaints before the FERC. Entergy Mississippi and Entergy Arkansas have nearly 65% of System Energy’s share of Grand Gulf’s output, after purchases from affiliates are considered. The settlements with the APSC, the MPSC, and the City Council represent almost 85% of System Energy’s share of the output of Grand Gulf.

The terms of the settlement with the City Council align with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022 and between System Energy and the APSC in November 2023. The settlement provides for Entergy New Orleans to receive a

Entergy Corporation and Subsidiaries
Notes to Financial Statements
black box refund of $116 million from System Energy, inclusive of approximately $18 million already received by Entergy New Orleans from System Energy. In November 2022 the FERC approved the System Energy settlement with the MPSC, and in March 2024 the FERC approved the System Energy settlement with the APSC. In both settlements, the FERC stated that the settlements “appear to be fair and reasonable and in the public interest.” In March 2024 the $98 million black box refund to Entergy New Orleans was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Entergy’s balance sheet.

In addition to the black box refund of $116 million described above, beginning with the June 2024 service month, the settlement provides for Entergy New Orleans’ bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

System Energy Regulatory Liability for Pending Complaints

As discussed in the Form 10-K, System Energy had recorded a regulatory liability related to complaints against System Energy, which was consistent with the settlement agreements reached with the MPSC and the APSC, taking into account amounts already or expected to be refunded. As discussed above in “Settlement with the City Council,” in first quarter 2024 the $98 million black box refund to Entergy New Orleans was reclassified from the regulatory liability to accounts payable - associated companies on System Energy’s balance sheet. System Energy’s remaining regulatory liability related to complaints against System Energy as of March 31, 2024 is $80 million.

Unit Power Sales Agreement

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2022 Calendar Year Bills

In February 2024, pursuant to the protocols procedures discussed in Note 2 to the financial statements in the Form 10-K, the LPSC and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2022. The formal challenge alleges: (1) that the equity ratio charged in rates was excessive; and (2) that all issues in the pending Unit Power Sales Agreement complaint proceeding should also be reflected in calendar year 2022 bills. These allegations are identical to issues that were raised in the formal challenge to the calendar year 2020 and 2021 bills.

In March 2024, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

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

In December 2023, Entergy Mississippi filed a Notice of Storm Escrow Disbursement and Request for Interim Relief notifying the MPSC that Entergy Mississippi had requested disbursement of approximately $34.5 million of storm escrow funds from its restricted storm escrow account. The filing also requested authorization from the MPSC, on a temporary basis, that the $34.5 million of storm escrow funds be credited to

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Mississippi’s storm damage provision, pending the MPSC’s review of Entergy Mississippi’s storm-related costs, and that Entergy Mississippi continue to bill its monthly storm damage provision without suspension in the event the storm damage provision balance exceeds $15 million, in anticipation of a subsequent filing by Entergy Mississippi in this proceeding. The storm damage reserve exceeded $15 million upon receipt of the storm escrow funds. Because the MPSC had not entered an order on Entergy Mississippi’s filing on the requested relief to continue billing this provision, Entergy Mississippi suspended billing the monthly storm damage provision effective with February 2024 bills.

In March 2024, Entergy Mississippi made a combined dual filing which included a Notice of Intent to Make Routine Change in Rates and Schedules and a Motion for Determination relating to the above-described Notice of Storm Escrow Disbursement. The Notice of Intent proposed a new storm damage mitigation and restoration rider to supersede both the current storm damage rate schedule and the vegetation management rider schedule, in which the collection of both expenses would be combined. The proposal requests that the MPSC authorize Entergy Mississippi to collect a storm damage provision of $5.2 million per month. Furthermore, if Entergy Mississippi’s accumulated storm damage provision balance exceeds $70 million, collection of the storm damage provision would cease until such time that the accumulated storm damage provision becomes less than $60 million. The new storm damage mitigation and restoration rider will go into effect July 2024 if the notice is not suspended by the MPSC. Should the proposal not go into effect and the collection of both expenses not be combined, Entergy Mississippi proposed to collect a storm damage provision of $3.5 million per month, in which the storm damage reserve balance is not to exceed $50 million or become less than $40 million.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2024		2023
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$76,536		$312,299
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	1,255		1,364
Net income attributable to Entergy Corporation	$75,281		$310,935
Basic shares and earnings per average common share	213.1	$0.35	211.4	$1.47
Average dilutive effect of:
Stock options	0.3	—	0.3	—
Other equity plans	0.5	—	0.4	—
Equity forwards	—	—	—	—
Diluted shares and earnings per average common shares	213.9	$0.35	212.1	$1.47

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1,141,259 options for the three months ended March 31, 2024 and 1,181,919 options for the three months ended March 31, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $1.13 for the three months ended March 31, 2024 and $1.07 for the three months ended March 31, 2023.

Equity Distribution Program

In January 2021, Entergy Corporation entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy Corporation may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy Corporation common stock, Entergy Corporation may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $2 billion. As of March 31, 2024, an aggregate gross sales price of approximately $1.6 billion has been sold under the at the market equity distribution program.

During the three months ended March 31, 2024 and 2023, there were no shares of common stock issued under the at the market equity distribution program.

In March 2024, Entergy Corporation entered into two separate forward sale agreements for 284,922 shares and 1,160,415 shares of common stock, respectively. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy Corporation to, at its election prior to May 30, 2025, either (i) physically settle the transactions by issuing the total of 284,922 shares and 1,160,415 shares, respectively, of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially approximately $101.92 and $101.74 per share, respectively) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 284,922 shares and 1,160,415 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $29.3 million and $119.2 million, respectively. In connection with the sales of these shares, Entergy Corporation paid the forward sellers fees of approximately $0.3 million and $1.2 million, respectively, which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. For the three months ended March 31, 2024, 1,910,255 shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the three months ended March 31, 2024, Entergy Corporation reissued 30,437 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Retained Earnings

On April 8, 2024, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.13 per share, payable on June 3, 2024 to holders of record as of May 2, 2024.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, January 1,	($162,460)	($191,754)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,668)	2,027
Net other comprehensive income (loss) for the period	(3,668)	2,027
Ending balance, March 31,	($166,128)	($189,727)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, January 1,	$54,798	$55,370
Amounts reclassified from accumulated other comprehensive income (loss)	(2,024)	(786)
Net other comprehensive income (loss) for the period	(2,024)	(786)
Ending balance, March 31,	$52,774	$54,584

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended March 31, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior-service credit	$3,473	$3,397	(a)
Amortization of net gain	1,397	1,661	(a)
Settlement loss	—	(7,816)	(a)
Total amortization and settlement loss	4,870	(2,758)
Income taxes	(1,202)	731	Income taxes
Total amortization and settlement loss (net of tax)	$3,668	($2,027)

Total reclassifications for the period (net of tax)	$3,668	($2,027)

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended March 31, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior-service credit	$1,136	$951	(a)
Amortization of gain	1,634	1,565	(a)
Settlement loss	—	(1,440)	(a)
Total amortization and settlement loss	2,770	1,076
Income taxes	(746)	(290)	Income taxes
Total amortization and settlement loss (net of tax)	2,024	786

Total reclassifications for the period (net of tax)	$2,024	$786

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2028. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  As there were no borrowings under the facility for the three months ended March 31, 2024, the estimated interest rate as of March 31, 2024 that would have been applied to outstanding borrowings under the facility was 6.93%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of March 31, 2024.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$—	$4	$3,496

Entergy Corporation’s credit facility includes a covenant requiring Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization. Entergy is in compliance with this covenant. If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Registrant Subsidiaries (except Entergy New Orleans and System Energy) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of March 31, 2024, Entergy Corporation had $1,913.5 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2024 was 5.69%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2024 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2024	Letters of Credit Outstanding as of March 31, 2024
Entergy Arkansas	April 2024 (d)	$25 million (b)	7.27%	$—	$—
Entergy Arkansas	June 2028	$150 million (c)	6.55%	$—	$—
Entergy Louisiana	June 2028	$350 million (c)	6.68%	$—	$—
Entergy Mississippi	July 2025	$150 million	6.55%	$100 million	$—
Entergy New Orleans	June 2024	$25 million (c)	7.05%	$—	$—
Entergy Texas	June 2028	$150 million (c)	6.68%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of March 31, 2024 that would have been applied to outstanding borrowings under the facility.
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
(d)In April 2024, Entergy Arkansas renewed and extended the expiration of the credit facility to April 2026.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has an uncommitted standby letter of credit facility as a means to post collateral to support its

Entergy Corporation and Subsidiaries
Notes to Financial Statements
obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2024:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2024 (a) (b)
Entergy Arkansas	$25 million	0.78%	$2.1 million
Entergy Louisiana	$125 million	0.78%	$11.8 million
Entergy Mississippi	$65 million	0.78%	$27.6 million
Entergy New Orleans	$15 million	1.625%	$0.5 million
Entergy Texas	$80 million	1.250%	$76.5 million

(a)As of March 31, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $0.6 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, $0.5 million for Entergy Mississippi, and $0.2 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of March 31, 2024, the letters of credit issued for Entergy Mississippi include $17.4 million in MISO letters of credit and $10.2 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have FERC-authorized short-term borrowing limits effective through April 2025. The FERC-authorized short-term borrowing limit for System Energy is effective through March 2025. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2024 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$56
Entergy New Orleans	$150	$50
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2024. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of March 31, 2024, $139 million in cash borrowings were outstanding under the credit facility.  The weighted-average interest rate for the three months ended March 31, 2024 was 6.97% on the drawn portion of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of March 31, 2024:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2024
		(Dollars in Millions)
Entergy Arkansas VIE	June 2025	$80	6.44%	$—
Entergy Louisiana River Bend VIE	June 2025	$105	6.44%	$38.9
Entergy Louisiana Waterford VIE	June 2025	$105	6.44%	$31.2
System Energy VIE	June 2025	$120	6.43%	$113.2

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company VIE for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

The commitment fees on the credit facilities are 0.100% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization. Each lessee and guarantor is in compliance with this covenant.

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of March 31, 2024 as follows:

Company	Description	Amount
Entergy Arkansas VIE	1.84% Series N due July 2026	$90 million
Entergy Arkansas VIE	5.54% Series O due May 2029	$70 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	5.94% Series J due September 2026	$70 million
System Energy VIE	2.05% Series K due September 2027	$90 million

In accordance with regulatory treatment, interest on the nuclear fuel company VIEs’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

As of March 31, 2024, Entergy Arkansas and Entergy Louisiana each has obtained financing authorization from the FERC that extends through April 2025 for issuances by its nuclear fuel company VIEs. System Energy has obtained financing authorization from the FERC that extends through March 2025 for issuances by its nuclear fuel company VIE.

Debt Issuances and Retirements

(Entergy Louisiana)

In March 2024, Entergy Louisiana issued $500 million of 5.35% Series mortgage bonds due March 2034 and $700 million of 5.70% Series mortgage bonds due March 2054. Entergy Louisiana used a portion of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
proceeds, together with other funds, to repay in March 2024 debt outstanding under its $350 million long-term revolving credit facility and to repay in April 2024, prior to maturity, its $400 million of 5.40% Series mortgage bonds due November 2024. Entergy Louisiana expects to use the remaining proceeds, together with other funds, to repay, at or prior to maturity, its $1 billion of 0.95% Series mortgage bonds due October 2024, for capital expenditures, and for general corporate purposes.

(Entergy New Orleans)

In April 2024, Entergy New Orleans entered into a bond purchase agreement related to the sale of $150 million of mortgage bonds expected to be issued in May 2024. The bond purchase agreement provides for the issuance of (1) $35 million of 6.25% Series mortgage bonds due June 2029, (2) $65 million of 6.41% Series mortgage bonds due June 2031, and (3) $50 million of 6.54% Series mortgage bonds due June 2034. Entergy New Orleans expects to use the proceeds, together with other funds, to repay, at or prior to maturity, its $85 million unsecured term loan due June 2024 and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of March 31, 2024 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$26,486,511	$23,696,386
Entergy Arkansas	$4,675,636	$4,111,424
Entergy Louisiana	$10,602,315	$9,552,049
Entergy Mississippi	$2,329,695	$2,036,859
Entergy New Orleans	$677,554	$644,862
Entergy Texas	$3,225,444	$2,873,952
System Energy	$830,998	$797,623

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of December 31, 2023 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$25,107,896	$22,489,174
Entergy Arkansas	$4,673,080	$4,166,941
Entergy Louisiana	$9,420,689	$8,414,512
Entergy Mississippi	$2,229,510	$1,969,334
Entergy New Orleans	$677,450	$602,716
Entergy Texas	$3,225,092	$2,936,130
System Energy	$738,459	$696,168

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

Stock Options

In January 2024 the Board approved and Entergy granted long-term incentive awards in the form of options on 352,199 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $18.61 per option.  As of March 31, 2024, there were options on 3,155,183 shares of common stock outstanding with a weighted-average exercise price of $97.98.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2024.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2024 was $38.8 million.

The following table includes financial information for stock options for the three months ended March 31, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.1	$1.1
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.5

Other Equity Awards

In January 2024 the Board approved and Entergy granted long-term incentive awards in the form of 409,947 restricted stock awards and 158,176 performance units under the 2019 Omnibus Incentive Plan.  The restricted stock awards were made effective on January 25, 2024 and were valued at $99.08 per share, which was the closing price of Entergy Corporation’s common stock on that date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date.

The performance units represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. To emphasize the importance of environmental stewardship, specifically of carbon-free generation and resilience, an environmental achievement measure was selected as one of the performance measures for the 2024-2026 performance period. Performance will be based eighty percent on relative total shareholder return and twenty percent on the environmental achievement measure.  The performance units were granted on January 25, 2024 and eighty percent were valued at $124.65 per share based on various factors, primarily market conditions; and twenty percent were valued at $99.08 per share, the closing price of Entergy Corporation’s common stock on that date.  Performance units have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period, and compensation cost for the portion of the award based on the selected

Entergy Corporation and Subsidiaries
Notes to Financial Statements
environmental achievement measure will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$9.9	$7.7
Tax benefit recognized in Entergy’s consolidated net income	$2.5	$2.0
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.5	$3.2

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the three months ended March 31, 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$23,376	$25,678
Interest cost on projected benefit obligation	70,626	75,701
Expected return on assets	(95,980)	(98,133)
Recognized net loss	15,120	22,347
Settlement charges	—	138,427
Net pension cost	$13,142	$164,020

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the three months ended March 31, 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,099	$5,551	$1,284	$440	$961	$1,384
Interest cost on projected benefit obligation	13,217	13,961	3,521	1,569	2,831	3,391
Expected return on assets	(18,155)	(19,447)	(5,113)	(2,204)	(4,077)	(4,648)
Recognized net loss	5,746	2,602	1,140	470	393	1,165
Net pension cost	$4,907	$2,667	$832	$275	$108	$1,292

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,749	$6,280	$1,482	$491	$1,107	$1,467
Interest cost on projected benefit obligation	14,280	15,379	3,930	1,715	3,242	3,528
Expected return on assets	(18,076)	(19,233)	(4,884)	(2,267)	(4,152)	(4,538)
Recognized net loss	6,969	4,964	1,765	513	990	1,461
Settlement charges	22,174	35,999	11,655	1,693	9,678	4,799
Net pension cost	$30,096	$43,389	$13,948	$2,145	$10,865	$6,717

Non-Qualified Net Pension Cost

Entergy recognized $2.7 million and $9.2 million in pension cost for its non-qualified pension plans for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan. Included in the pension cost for non-qualified pension plans for the three months ended March 31, 2023 were settlement charges of $4.8 million related to the payment of lump sum benefits out of the plans.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the three months ended March 31, 2024 and 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$68	$51	$83	$31	$62
2023	$450	$27	$552	$33	$63

For the three months ended March 31, 2024, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. Included in the non-qualified pension costs above for the three months ended March 31, 2023 were settlement charges of $379 thousand and $453 thousand for Entergy Arkansas and Entergy Mississippi, respectively, related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s other postretirement benefits income, including amounts capitalized, for the three months ended March 31, 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$3,126	$3,664
Interest cost on accumulated postretirement benefit obligation (APBO)	9,852	10,568
Expected return on assets	(10,569)	(9,183)
Amortization of prior service credit	(5,720)	(5,640)
Recognized net gain	(2,761)	(2,862)
Net other postretirement benefits income	($6,072)	($3,453)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the three months ended March 31, 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$642	$700	$184	$51	$168	$175
Interest cost on APBO	1,833	1,999	486	253	603	398
Expected return on assets	(4,384)	—	(1,372)	(1,479)	(2,539)	(728)
Amortization of prior service cost/(credit)	524	(1,136)	(239)	(229)	(1,093)	(73)
Recognized net (gain)/loss	—	(1,738)	15	19	148	—
Net other postretirement benefits income	($1,385)	($175)	($926)	($1,385)	($2,713)	($228)

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$741	$845	$220	$59	$202	$189
Interest cost on APBO	2,001	2,233	543	290	649	432
Expected return on assets	(3,778)	—	(1,179)	(1,316)	(2,194)	(634)
Amortization of prior service cost/(credit)	524	(951)	(239)	(229)	(1,093)	(73)
Recognized net (gain)/loss	43	(1,764)	21	117	229	—
Net other postretirement benefits (income)/cost	($469)	$363	($634)	($1,079)	($2,207)	($86)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the three months ended March 31, 2024 and 2023:

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$3,513	($40)	$3,473
Amortization of net gain (loss)	(1,138)	2,615	(80)	1,397
	($1,138)	$6,128	($120)	$4,870
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(104)	1,738	—	1,634
	($104)	$2,874	$—	$2,770

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$3,510	($113)	$3,397
Amortization of net gain (loss)	(1,040)	2,898	(197)	1,661
Settlement loss	(6,647)	—	(1,169)	(7,816)
	($7,687)	$6,408	($1,479)	($2,758)
Entergy Louisiana
Amortization of prior service credit	$—	$951	$—	$951
Amortization of net gain (loss)	(199)	1,764	—	1,565
Settlement loss	(1,440)	—	—	(1,440)
	($1,639)	$2,715	$—	$1,076

Accounting for Pension and Other Postretirement Benefits

In accordance with accounting standards, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income.

Qualified Pension Settlement Costs

First quarter 2023 lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees exceeded the sum of the Plans’ 2023 service and interest cost, resulting in settlement costs. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plan’s pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy each participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees and incurred settlement costs. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred. In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, to track the surplus or deficit in the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amounts recorded are evaluated in each rate case filed by Entergy Texas and an amortization period is determined at that time.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Employer Contributions

Based on current assumptions, Entergy expects to contribute $270 million to its qualified pension plans in 2024.  As of March 31, 2024, Entergy had contributed $58 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2024 pension contributions	$55,112	$48,401	$14,980	$4,931	$8,272	$16,650
Pension contributions made through March 2024	$12,008	$10,349	$4,660	$355	$1,292	$3,338
Remaining estimated pension contributions to be made in 2024	$43,104	$38,052	$10,320	$4,576	$6,980	$13,312

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

Entergy’s segment financial information for the first quarters of 2024 and 2023 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2024
Operating revenues	$2,772,173	$22,476	($21)	$2,794,628
Income taxes	$34,548	($13,554)	$—	$20,994
Consolidated net income (loss)	$195,980	($39,883)	($79,561)	$76,536
Total assets as of March 31, 2024	$65,760,486	$892,773	($5,023,403)	$61,629,856
2023
Operating revenues	$2,947,992	$33,070	($3)	$2,981,059
Income taxes	($66,126)	($12,849)	$—	($78,975)
Consolidated net income (loss)	$398,167	($30,394)	($55,474)	$312,299
Total assets as of December 31, 2023	$63,887,038	$836,598	($5,020,240)	$59,703,396

Eliminations are primarily intersegment activity. All of Entergy’s goodwill is related to the Utility segment.

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

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation.  To the extent approved by their retail regulators, the Utility operating companies use commodity and financial instruments to hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs, that are recovered from customers.

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

Derivatives

Entergy designates a significant portion of its derivative instruments as normal purchase/normal sale transactions due to their physical settlement provisions, including power purchase and sales agreements, fuel purchase agreements, and capacity contracts. Certain derivative instruments do not qualify for designation as normal purchase/normal sale transactions due to their financial settlement provisions. See further discussion below regarding the accounting for these derivative instruments.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual

Entergy Corporation and Subsidiaries
Notes to Financial Statements
exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of March 31, 2024 is 7 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of March 31, 2024 is 15,113,600 MMBtu for Entergy and Entergy Mississippi. As of March 31, 2024, Entergy Louisiana and Entergy New Orleans had no outstanding natural gas swaps or options. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2023, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2023 through May 31, 2024. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2024 is 25,095 GWh for Entergy, including 6,056 GWh for Entergy Arkansas, 10,928 GWh for Entergy Louisiana, 3,294 GWh for Entergy Mississippi, 1,002 GWh for Entergy New Orleans, and 3,772 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by the non-utility operations business is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of March 31, 2024 and December 31, 2023. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of March 31, 2024 and for Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2023.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2024
Assets:
Financial transmission rights	Prepayments and other	$9	$—	$9

Liabilities:
Natural gas swaps and options	Other current liabilities	$6	$—	$6

2023
Assets:
Financial transmission rights	Prepayments and other	$21	$—	$21

Liabilities:
Natural gas swaps and options	Other current liabilities	$11	$—	$11

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit in the amount of $2 million posted as of March 31, 2024 and December 31, 2023

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2024 and 2023 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2024
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
Financial transmission rights	Purchased power expense	(b)	$53

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($37)
Financial transmission rights	Purchased power expense	(b)	$16

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of March 31, 2024 and December 31, 2023 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2024
Assets:
Financial transmission rights	Prepayments and other	$2.8	$—	$2.8	Entergy Arkansas
Financial transmission rights	Prepayments and other	$4.1	$—	$4.1	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.5	$—	$0.5	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.2	$—	$1.2	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$6.5	$—	$6.5	Entergy Mississippi

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2023
Assets:
Financial transmission rights	Prepayments and other	$6.0	$—	$6.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$9.8	$—	$9.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.4	$—	$1.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	$—	$1.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.7	($0.3)	$2.4	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$0.4	$—	$0.4	Entergy Louisiana
Natural gas swaps	Other current liabilities	$10.1	$—	$10.1	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.6	$—	$0.6	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of March 31, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $0.6 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, $0.5 million for Entergy Mississippi, and $0.2 million for Entergy Texas. As of December 31, 2023, letters of credit posted with MISO covered financial transmission rights exposure of $1.2 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, $0.3 million for Entergy Mississippi, and $0.1 million for Entergy Texas.

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended March 31, 2024 and 2023 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$5.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.5	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$26.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$16.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.5	(b)	Entergy Texas

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($6.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($28.6)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.2)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$3.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$8.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,230	$—	$—	$1,230
Decommissioning trust funds (a):
Equity securities	135	—	—	135
Debt securities	613	1,148	—	1,761
Common trusts (b)				3,270
Securitization recovery trust account	17	—	—	17
Storm reserve escrow accounts	328	—	—	328
Financial transmission rights	—	—	9	9
	$2,323	$1,148	$9	$6,750
Liabilities:
Gas hedge contracts	$6	$—	$—	$6

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$61	$—	$—	$61
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	611	1,159	—	1,770
Common trusts (b)				3,070
Securitization recovery trust account	8	—	—	8
Storm reserve escrow accounts	323	—	—	323
Financial transmission rights	—	—	21	21
	$1,027	$1,159	$21	$5,277
Liabilities:
Gas hedge contracts	$11	$—	$—	$11

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2024 and 2023:

	2024	2023
	(In Millions)
Balance as of January 1,	$21	$19
Total gains (losses) for the period
Included as a regulatory liability/asset	41	4
Settlements	(53)	(16)
Balance as of March 31,	$9	$7

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$32.9	$—	$—	$32.9
Decommissioning trust funds (a):
Equity securities	88.1	—	—	88.1
Debt securities	137.7	361.1	—	498.8
Common trusts (b)				915.0
Financial transmission rights	—	—	2.8	2.8
	$258.7	$361.1	$2.8	$1,537.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.1	$—	$—	$3.1
Decommissioning trust funds (a):
Equity securities	6.4	—	—	6.4
Debt securities	129.9	367.0	—	496.9
Common trusts (b)				910.7
Financial transmission rights	—	—	6.0	6.0
	$139.4	$367.0	$6.0	$1,423.1

Entergy Louisiana

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$772.8	$—	$—	$772.8
Decommissioning trust funds (a):
Equity securities	43.0	—	—	43.0
Debt securities	269.4	511.0	—	780.4
Common trusts (b)				1,416.2
Storm reserve escrow account	247.1	—	—	247.1
Financial transmission rights	—	—	4.1	4.1
	$1,332.3	$511.0	$4.1	$3,263.6

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.5	$—	$—	$0.5
Decommissioning trust funds (a):
Equity securities	14.6	—	—	14.6
Debt securities	271.7	516.4	—	788.1
Common trusts (b)				1,304.7
Storm reserve escrow account	243.8	—	—	243.8
Financial transmission rights	—	—	9.8	9.8
	$530.6	$516.4	$9.8	$2,361.5

Liabilities:
Gas hedge contracts	$0.4	$—	$—	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Mississippi

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.1	$—	$—	$2.1
Storm reserve escrow account	0.7	—	—	0.7
Financial transmission rights	—	—	0.6	0.6
	$2.8	$—	$0.6	$3.4

Liabilities:
Gas hedge contracts	$6.5	$—	$—	$6.5

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.6	$—	$—	$6.6
Storm reserve escrow account	0.7	—	—	0.7
Financial transmission rights	—	—	1.4	1.4
	$7.3	$—	$1.4	$8.7

Liabilities:
Gas hedge contracts	$10.1	$—	$—	$10.1

Entergy New Orleans

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$5.4	$—	$—	$5.4
Storm reserve escrow account	80.6	—	—	80.6
Financial transmission rights	—	—	0.5	0.5
	$86.0	$—	$0.5	$86.5

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$2.4	$—	$—	$2.4
Storm reserve escrow account	78.7	—	—	78.7
Financial transmission rights	—	—	1.1	1.1
	$81.1	$—	$1.1	$82.2

Liabilities:
Gas hedge contracts	$0.6	$—	$—	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$177.9	$—	$—	$177.9
Securitization recovery trust account	11.2	—	—	11.2
Financial transmission rights	—	—	1.2	1.2
	$189.1	$—	$1.2	$190.3

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$20.5	$—	$—	$20.5
Securitization recovery trust account	5.2	—	—	5.2
Financial transmission rights	—	—	2.4	2.4
	$25.7	$—	$2.4	$28.1

System Energy

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$111.4	$—	$—	$111.4
Decommissioning trust funds (a):
Equity securities	3.7	—	—	3.7
Debt securities	205.8	275.7	—	481.5
Common trusts (b)				939.0
	$320.9	$275.7	$—	$1,535.6

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.7	$—	$—	$2.7
Debt securities	209.5	275.7	—	485.2
Common trusts (b)				854.4
	$212.2	$275.7	$—	$1,342.3

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$6.0	$9.8	$1.4	$1.1	$2.4
Gains (losses) included as a regulatory liability/asset	23.7	10.5	0.3	0.5	6.3
Settlements	(26.9)	(16.2)	(1.1)	(1.1)	(7.5)
Balance as of March 31,	$2.8	$4.1	$0.6	$0.5	$1.2

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

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires certain of the Utility operating companies and System Energy to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, and Grand Gulf. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

Entergy records decommissioning trust funds on the balance sheet at their fair value. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, for unrealized gains/(losses) on investment securities, the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three months ended March 31, 2024 on equity securities still held as of March 31, 2024 were $287 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The available-for-sale securities held as of March 31, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$1,761	$10	$142

2023
Debt Securities	$1,770	$19	$134

As of March 31, 2024 and December 31, 2023, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $1,893 million as of March 31, 2024 and $1,885 million as of December 31, 2023.  As of March 31, 2024, available-for-sale debt securities had an average coupon rate of approximately 3.51%, an average duration of approximately 6.28 years, and an average maturity of approximately 10.63 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$335	$5	$134	$6
More than 12 months	995	137	999	128
Total	$1,330	$142	$1,133	$134

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2024 and December 31, 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$71	$82
1 year - 5 years	503	517
5 years - 10 years	526	504
10 years - 15 years	132	121
15 years - 20 years	168	179
20 years+	361	367
Total	$1,761	$1,770

During the three months ended March 31, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $169 million and $124 million, respectively.  During the three months ended March 31, 2024 and 2023, there were no gross gains and gross losses of $7 million and $9 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$498.8	$1.4	$57.5

2023
Debt Securities	$496.9	$2.4	$53.6

The amortized cost of available-for-sale debt securities was $555 million as of March 31, 2024 and $548.1 million as of December 31, 2023.  As of March 31, 2024, the available-for-sale debt securities had an average coupon rate of approximately 2.83%, an average duration of approximately 6.12 years, and an average maturity of approximately 7.84 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2024 on equity securities still held as of March 31, 2024 were $84.1 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$50.1	$0.8	$22.5	$0.4
More than 12 months	392.5	56.7	403.4	53.2
Total	$442.6	$57.5	$425.9	$53.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2024 and December 31, 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$39.7	$45.3
1 year - 5 years	133.9	132.2
5 years - 10 years	206.8	205.7
10 years - 15 years	40.1	39.9
15 years - 20 years	53.9	49.6
20 years+	24.4	24.2
Total	$498.8	$496.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended March 31, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $12.4 million and $15.7 million, respectively.  During the three months ended March 31, 2024 and 2023, there were no gross gains and gross losses of $0.4 million and $1.6 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$780.4	$5.9	$40.3

2023
Debt Securities	$788.1	$11.7	$37.4

The amortized cost of available-for-sale debt securities was $814.8 million as of March 31, 2024 and $813.9 million as of December 31, 2023.  As of March 31, 2024, the available-for-sale debt securities had an average coupon rate of approximately 3.84%, an average duration of approximately 6.30 years, and an average maturity of approximately 12.59 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2024 on equity securities still held as of March 31, 2024 were $124.3 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$158.3	$2.6	$69.8	$0.9
More than 12 months	360.6	37.7	356.1	36.5
Total	$518.9	$40.3	$425.9	$37.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2024 and December 31, 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$26.8	$31.4
1 year - 5 years	172.7	181.6
5 years - 10 years	181.7	170.0
10 years - 15 years	80.8	70.2
15 years - 20 years	76.0	90.2
20 years+	242.4	244.7
Total	$780.4	$788.1

During the three months ended March 31, 2024 and 2023, proceeds from the dispositions of available-for-sale securities amounted to $48.4 million and $67.4 million, respectively.  During the three months ended March 31, 2024 and 2023, there were gross gains of $0.2 million and $0.4 million, respectively, and gross losses of $2.9 million and $4.9 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$481.5	$2.7	$44.6

2023
Debt Securities	$485.2	$4.5	$42.5

The amortized cost of available-for-sale debt securities was $523.4 million as of March 31, 2024 and $523.2 million as of December 31, 2023.  As of March 31, 2024, the available-for-sale debt securities had an average coupon rate of approximately 3.65%, an average duration of approximately 6.41 years, and an average maturity of approximately 10.21 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2024 on equity securities still held as of March 31, 2024 were $79.1 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$126.4	$1.8	$42.1	$4.5
More than 12 months	242.0	42.8	239.1	38.0
Total	$368.4	$44.6	$281.2	$42.5

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2024 and December 31, 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$4.1	$5.3
1 year - 5 years	196.6	203.4
5 years - 10 years	137.1	128.6
10 years - 15 years	11.5	10.7
15 years - 20 years	37.9	38.8
20 years+	94.3	98.4
Total	$481.5	$485.2

During the three months ended March 31, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $108 million and $41.3 million, respectively.  During the three months ended March 31, 2024, there were gross gains of $0.2 million and gross losses of $3.5 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the three months ended March 31, 2023, there were no gross gains and gross losses of $2.3 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Audits” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax audits, the Tax Cuts and Jobs Act, and other income tax matters involving Entergy. The following is an update to that discussion.

Income Tax Audits

As discussed in Note 3 to the financial statements in the Form 10-K, in November 2023 the IRS completed its examination of the 2016 through 2018 tax years and issued a Revenue Agent Report for each federal filer under audit. Based on prior regulatory agreements and general rate-making principles, in fourth quarter 2023 Entergy New Orleans recorded a regulatory liability and associated regulatory charge of $60 million ($44 million net-of-tax). In April 2024, Entergy New Orleans and the City Council entered into a settlement in principle whereby Entergy New Orleans agreed to share with customers $138 million of income tax benefits from the resolution of the 2016–2018 IRS audit. Based on this settlement in principle, in first quarter 2024 Entergy New Orleans increased the associated regulatory liability from $60 million to $138 million and recorded a corresponding $78 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements
regulatory charge ($57 million net-of-tax). The settlement in principle requires that the regulatory liability be amortized over 25 years with the unamortized balance included in rate base and the amortization treated as a reduction to Entergy New Orleans’s retail revenue requirement.

NOTE 11.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of variable interest entities (VIEs).  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities, commercial paper borrowings, and long-term debt. See Note 6 to the financial statements in the Form 10-K for discussion of noncontrolling interests.

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of March 31, 2024 and December 31, 2023, the primary asset held by the storm trust I was $2.9 billion and $3 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $30.1 million as of March 31, 2024 and $30.5 million as of December 31, 2023.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of March 31, 2024 and December 31, 2023, the primary asset held by the storm trust II was $1.5 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $14.9 million as of March 31, 2024 and $14.6 million as of December 31, 2023.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the three months ended March 31, 2024 and the three months ended March 31, 2023.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of March 31, 2024, AR Searcy Partnership, LLC recorded assets equal to $133.1 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $111.9 million. As of December 31, 2023, AR Searcy Partnership, LLC recorded assets equal to $134 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $111.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of March 31, 2024, MS Sunflower Partnership, LLC recorded assets equal to $165.9 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $130.3 million. As of December 31, 2023, MS Sunflower Partnership, LLC recorded assets equal to $163.2 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $128.4 million. The tax equity investor’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements
ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Utility:
Residential	$1,070,341	$1,041,460
Commercial	691,851	714,300
Industrial	748,957	863,723
Governmental	65,310	67,337
Total billed retail	2,576,459	2,686,820

Sales for resale (a)	79,003	107,947
Other electric revenues (b)	36,035	44,457
Revenues from contracts with customers	2,691,497	2,839,224
Other Utility revenues (c)	15,009	44,187
Electric revenues	2,706,506	2,883,411

Natural gas revenues	65,667	64,581

Other revenues (d)	22,455	33,067

Total operating revenues	$2,794,628	$2,981,059

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the three months ended March 31, 2024 and 2023 were as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$275,753	$345,027	$178,617	$67,677	$203,267
Commercial	141,307	256,696	132,318	53,226	108,304
Industrial	149,407	421,597	46,427	6,977	124,549
Governmental	4,698	21,821	13,330	18,354	7,107
Total billed retail	571,165	1,045,141	370,692	146,234	443,227
Sales for resale (a)	38,965	82,728	47,932	12,500	1,907
Other electric revenues (b)	9,342	37,945	(6,202)	(3,219)	(488)
Revenues from contracts with customers	619,472	1,165,814	412,422	155,515	444,646
Other revenues (c)	2,573	6,979	2,434	1,426	(155)
Electric revenues	622,045	1,172,793	414,856	156,941	444,491
Natural gas revenues	—	29,647	—	36,020	—
Total operating revenues	$622,045	$1,202,440	$414,856	$192,961	$444,491

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$239,499	$360,647	$169,389	$63,566	$208,359
Commercial	125,336	278,178	133,676	54,069	123,041
Industrial	131,237	509,904	51,415	7,413	163,754
Governmental	4,660	23,074	13,883	17,798	7,922
Total billed retail	500,732	1,171,803	368,363	142,846	503,076
Sales for resale (a)	66,018	83,237	38,743	24,910	2,445
Other electric revenues (b)	13,718	26,567	2,874	417	2,224
Revenues from contracts with customers	580,468	1,281,607	409,980	168,173	507,745
Other revenues (c)	2,281	38,145	2,448	1,522	(239)
Electric revenues	582,749	1,319,752	412,428	169,695	507,506
Natural gas revenues	—	25,456	—	39,125	—
Total operating revenues	$582,749	$1,345,208	$412,428	$208,820	$507,506

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
(c)Other Utility revenues include the equity component of carrying costs related to securitization, occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(d)Other revenues include the sale of electric power and capacity to wholesale customers, day-ahead sales of energy in a market administered by an ISO, and operation and management services fees.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the three months ended March 31, 2024 and 2023.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2023	$25.9	$7.2	$6.1	$3.3	$7.8	$1.5
Provisions	9.3	2.9	2.3	1.5	0.7	1.9
Write-offs	(28.5)	(6.6)	(8.4)	(5.0)	(5.0)	(3.5)
Recoveries	15.2	3.0	4.6	3.3	3.1	1.2
Balance as of March 31, 2024	$21.9	$6.5	$4.6	$3.1	$6.6	$1.1

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	6.1	1.3	4.0	0.7	(1.1)	1.2
Write-offs	(34.4)	(9.4)	(15.1)	(1.7)	(3.4)	(4.8)
Recoveries	20.7	6.9	9.2	0.7	0.9	3.0
Balance as of March 31, 2023	$23.3	$5.3	$5.7	$2.2	$8.3	$1.8

The allowance is calculated as the historical rate of customer write-offs multiplied by the current accounts receivable balance, taking into account the length of time the receivable balances have been outstanding. The rate of customer write-offs has historically experienced minimal variation, although general economic conditions can affect the rate of customer write-offs. Management monitors the current condition of individual customer accounts to manage collections and ensure bad debt expense is recorded in a timely manner.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations. The following is an update to that discussion.

Nuclear Plant Decommissioning

In first quarter 2024, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study. The revised estimates resulted in a $14.4 million decrease in its decommissioning cost liabilities, along with corresponding decreases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the units.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 14.  ACQUISITIONS (Entergy Corporation and Entergy Arkansas)

Acquisitions

Walnut Bend Solar

In June 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Walnut Bend Solar facility, to be sited on approximately 1,000 acres in Lee County, Arkansas. Acquisition of the Walnut Bend Solar facility was initially approved by the APSC in July 2021. The agreement was amended by the parties in February 2023 and the revised agreement was approved by the APSC in July 2023. In February 2024, Entergy Arkansas made an initial payment of approximately $170 million to acquire the facility. The project will achieve commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas currently expects the project to achieve commercial operation in second quarter 2024, at which time a substantial completion payment of approximately $20 million is expected.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2024, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Entergy Arkansas experienced a net loss of $32.3 million for the three months ended March 31, 2024 compared to net income of $59.4 million for the three months ended March 31, 2023 primarily due to a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. Partially offsetting the charge to Entergy Arkansas’s earnings were higher retail electric price and higher volume/weather. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2024 to the first quarter 2023:

Amount
(In Millions)
2023 operating revenues	$582.7
Fuel, rider, and other revenues that do not significantly affect net income	14.1
Retail electric price	15.1
Volume/weather	10.1
2024 operating revenues	$622.0

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the 2023 formula rate plan filing.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the technology industry, and an increase in demand from small industrial customers. The increased usage from these industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,966	1,802	9
Commercial	1,280	1,239	3
Industrial	2,268	2,050	11
Governmental	46	46	—
Total retail	5,560	5,137	8
Sales for resale:
Associated companies	462	564	(18)
Non-associated companies	966	1,568	(38)
Total	6,988	7,269	(4)

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Fuel, fuel-related expenses, and gas purchased for resale includes a credit of $9 million, recorded in first quarter 2024, for costs related to net metering. The costs were incurred in 2023 and included within Entergy Arkansas’s annual redetermination of its energy cost recovery rider filed in March 2024 due to a change in law in the state of Arkansas. See Note 2 to the financial statements herein for discussion of the March 2024 energy cost recovery rider filing.

Other operation and maintenance expenses increased primarily due to:

•the effects of recording a final judgment in first quarter 2023 to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $10.3 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation;
•an increase of $3.8 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•an increase of $2.5 million in power delivery expenses primarily due to higher vegetation maintenance costs due to timing;
•an increase of $2.3 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024; and
•an increase of $2.2 million in contract costs related to operational performance, customer service, and organizational health initiatives.

Asset write-offs includes a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in first quarter 2024.

Income Taxes

The effective income tax rate was 24.8% for the first quarter 2024. The difference in the effective income tax rate for the first quarter 2024 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and the accrual for state income taxes, partially offset by the amortization of state accumulated deferred income taxes as a result of tax rate changes.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,632	$5,278

Net cash provided by (used in):
Operating activities	287,251	274,037
Investing activities	(371,389)	(306,032)
Financing activities	126,073	186,302
Net increase in cash and cash equivalents	41,935	154,307

Cash and cash equivalents at end of period	$45,567	$159,585

Operating Activities

Net cash flow provided by operating activities increased $13.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher collections from customers. The increase was partially offset by:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•the refund of $41.7 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. The refund was subsequently applied to the under-recovered deferred fuel balance. See Note 2 to the financial statements in the Form 10-K for further discussion of the refund and the related proceedings;
•the timing of payments to vendors;
•an increase of $23 million in interest paid; and
•an increase of $5.6 million in pension contributions in 2024. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $65.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the initial payment of approximately $169.7 million in February 2024 for the purchase of the Walnut Bend Solar facility. The increase was partially offset by:

•a decrease of $53 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024;
•a decrease of $27.2 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $8.1 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024; and
•a decrease of $5.8 million in non-nuclear generation construction expenditures primarily due to a lower scope of work, including during plant outages, performed in 2024 as compared to 2023.

See Note 14 to the financial statements herein for discussion of the Walnut Bend Solar facility purchase.

Financing Activities

Net cash flow provided by financing activities decreased $60.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the issuance of $425 million of 5.15% Series mortgage bonds in January 2023 and net repayments of $70.2 million in 2024 compared to net borrowings of $31.5 million in 2023 on the nuclear fuel company variable interest entity’s credit facility. The decrease was partially offset by:

•a capital contribution of approximately $275 million received from Entergy Corporation in 2024 in anticipation of upcoming expenditures, including the acquisition of the Walnut Bend Solar facility;
•$80 million in common equity distributions paid in 2023 in order to maintain Entergy Arkansas’s capital structure;
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024; and
•money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $145.4 million for the three months ended March 31, 2024 compared to decreasing by $180.8 million for the three months ended March 31, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the capital contribution of $275 million received from Entergy Corporation in 2024.

	March 31, 2024	December 31, 2023
Debt to capital	54.0%	55.5%
Effect of subtracting cash	(0.3%)	—%
Net debt to net capital (non-GAAP)	53.7%	55.5%

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
(In Thousands)
$8,505	($145,385)	$11,035	($180,795)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2028. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2024, $2.1 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2025.  As of March 31, 2024, there were no loans outstanding under the

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Fuel and purchased power cost recovery

Energy Cost Recovery Rider

In March 2024 Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease in the rate from $0.01883 per kWh to $0.00882 per kWh. Due to a change in law in the state of Arkansas, the annual redetermination included $9 million, recorded as a credit to fuel expense in first quarter 2024, for recovery attributed to net metering costs in 2023. The primary reason for the rate decrease is a large over-recovered balance as a result of lower natural gas prices in 2023. To mitigate the effect of projected increases in natural gas prices in 2024, Entergy Arkansas adjusted the over-recovered balance included in the March 2024 annual redetermination filing by $43.7 million. This adjustment is expected to reduce the rate change that will be reflected in the 2025 energy cost rate redetermination. The redetermined rate of $0.00882 per kWh became effective with the first billing cycle in April 2024 through the normal operation of the tariff.

Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s denial of recovery of $135 million of payments to other Utility operating companies in December 2018 relating to off-system sales of electricity from 2002-2009, as ordered by the FERC. The complaint also involved a challenge to the $13.7 million, plus interest, of related refunds ordered by the APSC and paid by Entergy Arkansas in August 2020. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth District to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of Appeals for the Eighth District granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth District affirmed the order of the court denying Arkansas Electric Energy Consumers, Inc.’s motion to intervene.

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth District and the court granted the motion to expedite and issued an order establishing that the briefing will occur in May 2024 through July 2024. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024.

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
Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See the “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements and the “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of new accounting pronouncements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)
OPERATING REVENUES
Electric	$622,045	$582,749

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	106,439	113,509
Purchased power	52,320	64,751
Nuclear refueling outage expenses	14,088	15,341
Other operation and maintenance	178,041	156,819
Asset write-offs	131,775	—
Decommissioning	22,647	21,350
Taxes other than income taxes	36,224	32,351
Depreciation and amortization	102,991	96,441
Other regulatory charges (credits) - net	48,619	(20,844)
TOTAL	693,144	479,718

OPERATING INCOME (LOSS)	(71,099)	103,031

OTHER INCOME
Allowance for equity funds used during construction	5,532	4,843
Interest and investment income	72,760	7,479
Miscellaneous - net	(3,581)	(2,100)
TOTAL	74,711	10,222

INTEREST EXPENSE
Interest expense	49,265	45,367
Allowance for borrowed funds used during construction	(2,699)	(1,945)
TOTAL	46,566	43,422

INCOME (LOSS) BEFORE INCOME TAXES	(42,954)	69,831

Income taxes	(10,674)	10,434

NET INCOME (LOSS)	(32,280)	59,397

Net loss attributable to noncontrolling interest	(1,818)	(1,629)

EARNINGS (LOSS) APPLICABLE TO MEMBER'S EQUITY	($30,462)	$61,026

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	($32,280)	$59,397
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	144,309	134,779
Deferred income taxes, investment tax credits, and non-current taxes accrued	8,754	15,495
Asset write-offs	131,775	—
Changes in assets and liabilities:
Receivables	27,640	57,003
Fuel inventory	(289)	(15,255)
Accounts payable	(36,137)	(58,227)
Taxes accrued	4,735	10,647
Interest accrued	16,868	35,905
Deferred fuel costs	18,179	87,581
Other working capital accounts	13,059	(3,948)
Provisions for estimated losses	4,387	(6,600)
Other regulatory assets	197,825	(27,001)
Other regulatory liabilities	21,357	45,201
Pension and other postretirement funded status	(15,541)	(7,998)
Other assets and liabilities	(217,390)	(52,942)
Net cash flow provided by operating activities	287,251	274,037

INVESTING ACTIVITIES
Construction expenditures	(180,227)	(255,248)
Allowance for equity funds used during construction	5,532	4,843
Payment for purchase of plant	(169,694)	—
Nuclear fuel purchases	(44,445)	(55,974)
Proceeds from sale of nuclear fuel	33,213	17,549
Proceeds from nuclear decommissioning trust fund sales	204,049	32,798
Investment in nuclear decommissioning trust funds	(211,342)	(38,948)
Changes in money pool receivable - net	(8,505)	(11,035)
Decrease (increase) in other investments	30	(17)
Net cash flow used in investing activities	(371,389)	(306,032)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	179,937	514,206
Retirement of long-term debt	(180,405)	(62,505)
Capital contribution from parent	275,000	—
Changes in money pool payable - net	(145,385)	(180,795)
Common equity distributions paid	—	(80,000)
Other	(3,074)	(4,604)
Net cash flow provided by financing activities	126,073	186,302

Net increase in cash and cash equivalents	41,935	154,307
Cash and cash equivalents at beginning of period	3,632	5,278
Cash and cash equivalents at end of period	$45,567	$159,585
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$31,793	$8,823
Noncash investing activities:
Accrued construction expenditures	$35,791	$64,396

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$12,713	$520
Temporary cash investments	32,854	3,112
Total cash and cash equivalents	45,567	3,632
Accounts receivable:
Customer	159,501	157,520
Allowance for doubtful accounts	(6,522)	(7,182)
Associated companies	132,614	124,672
Other	85,474	89,532
Accrued unbilled revenues	91,459	117,119
Total accounts receivable	462,526	481,661
Fuel inventory - at average cost	57,784	57,495
Materials and supplies - at average cost	374,295	358,302
Deferred nuclear refueling outage costs	24,996	35,463
Prepayments and other	24,412	40,866
TOTAL	989,580	977,419

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,501,909	1,414,009
Other	800	801
TOTAL	1,502,709	1,414,810

UTILITY PLANT
Electric	14,971,311	14,821,814
Construction work in progress	488,814	340,601
Nuclear fuel	184,962	213,722
TOTAL UTILITY PLANT	15,645,087	15,376,137
Less - accumulated depreciation and amortization	6,066,097	6,002,203
UTILITY PLANT - NET	9,578,990	9,373,934

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,687,536	1,885,361
Other	147,166	21,334
TOTAL	1,834,702	1,906,695

TOTAL ASSETS	$13,905,981	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$375,000	$375,000
Accounts payable:
Associated companies	50,607	225,344
Other	195,003	215,502
Customer deposits	118,498	113,186
Taxes accrued	109,886	105,151
Interest accrued	52,238	35,370
Deferred fuel costs	106,461	88,282
Other	52,388	55,683
TOTAL	1,060,081	1,213,518

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,440,879	1,437,053
Accumulated deferred investment tax credits	26,970	27,270
Regulatory liability for income taxes - net	390,470	392,496
Other regulatory liabilities	782,564	759,181
Decommissioning	1,568,620	1,560,057
Accumulated provisions	63,346	58,959
Pension and other postretirement liabilities	114,843	8,901
Long-term debt	4,300,636	4,298,080
Other	154,432	156,673
TOTAL	8,842,760	8,698,670

Commitments and Contingencies

EQUITY
Member's equity	3,983,609	3,739,071
Noncontrolling interest	19,531	21,599
TOTAL	4,003,140	3,760,670

TOTAL LIABILITIES AND EQUITY	$13,905,981	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815

Net income (loss)	(1,629)	61,026	59,397
Common equity distributions	—	(80,000)	(80,000)
Distributions to noncontrolling interest	(104)	—	(104)
Balance at March 31, 2023	$26,092	$3,735,016	$3,761,108

Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670

Net loss	(1,818)	(30,462)	(32,280)
Capital contribution from parent	—	275,000	275,000
Distributions to noncontrolling interest	(250)	—	(250)
Balance at March 31, 2024	$19,531	$3,983,609	$4,003,140

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $61.3 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization in March 2023, including a $133.4 million reduction in income tax expense, partially offset by a $103.4 million ($76.4 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s obligation to share the benefits of the securitization with customers; higher other operation and maintenance expenses; and higher depreciation and amortization expenses. The decrease was partially offset by higher other income, higher volume/weather, and higher retail electric price. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2023 storm cost securitization.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2024 to the first quarter 2023:

Amount
(In Millions)
2023 operating revenues	$1,345.2
Fuel, rider, and other revenues that do not significantly affect net income	(138.8)
Storm restoration carrying costs	(30.6)
Retail electric price	11.3
Volume/weather	15.3
2024 operating revenues	$1,202.4

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Storm restoration carrying costs represent the equity component of storm restoration carrying costs recognized as part of the securitization of Hurricane Ida restoration costs in March 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2023 storm cost securitization.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan proceeding.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in weather-adjusted residential usage.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Louisiana for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	2,815	2,685	5
Commercial	2,455	2,447	—
Industrial	7,761	7,832	(1)
Governmental	199	194	3
Total retail	13,230	13,158	1
Sales for resale:
Associated companies	1,258	1,677	(25)
Non-associated companies	382	224	71
Total	14,870	15,059	(1)

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $10.4 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023;
•an increase of $3.1 million in contract costs related to operational performance, customer service, and organizational health initiatives; and
•an increase of $2.5 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes a regulatory charge of $103.4 million, recorded in first quarter 2023, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2023 storm cost securitization. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•an increase of $24.1 million in affiliated dividend income from affiliated preferred membership interests, related to storm cost securitizations;
•changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust fund in first quarter 2024; and
•a $14.6 million charge in first quarter 2023 for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
See Note 2 to the financial statements in the Form 10-K for discussion of the storm cost securitizations.

Income Taxes

The effective income tax rate was 17.6% for the first quarter 2024. The difference in the effective income tax rate for the first quarter 2024 versus the federal statutory rate of 21% was primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

Planned Sale of Gas Distribution Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy Louisiana’s gas distribution business.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,772	$56,613

Net cash provided by (used in):
Operating activities	304,836	539,761
Investing activities	(483,943)	(2,038,403)
Financing activities	949,534	2,521,881
Net increase in cash and cash equivalents	770,427	1,023,239

Cash and cash equivalents at end of period	$773,199	$1,079,852

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities decreased $234.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to:

•higher fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•lower collections from customers;
•the timing of payments to vendors;
•the refund of $27.8 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the refund and the related proceedings; and
•an increase of $7.2 million in pension contributions in 2024. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by a decrease of $11 million in spending on nuclear refueling outages.

Investing Activities

Net cash flow used in investing activities decreased $1,554.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to:

•an increase in investment in affiliates in 2023 due to the $1,457.7 million purchase by the storm trust II of preferred membership interests issued by an Entergy affiliate. See Note 2 to the financial statements in the Form 10-K for a discussion of the March 2023 storm cost securitization and the storm trust II’s investment in preferred membership interests;
•a decrease of $78 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024;
•a decrease of $45.2 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $38.4 million in redemptions of the preferred membership interests held by the storm trusts in 2024 as compared to 2023, as part of periodic redemptions that are expected to occur, subject to certain conditions, for the preferred membership interests that were issued in connection with the storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm cost securitizations;
•a decrease of $31.6 million in distribution construction expenditures primarily due to a lower scope of work, including lower capital expenditures for storm restoration in 2024;
•a decrease of $22.7 million in non-nuclear generation construction expenditures primarily due to a lower scope of work, including during plant outages, performed in 2024 as compared to 2023; and
•a decrease of $15.9 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2024 and decreased spending on various transmission projects in 2024.

The decrease was partially offset by money pool activity.

Increases in Entergy Louisiana’s receivables from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $218.1 million for the three months ended March 31, 2024 compared to increasing by $77.4 million for the three months ended March 31, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements,

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $1,572.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to:

•proceeds from securitization of $1.5 billion received by the storm trust II in 2023;
•a capital contribution of approximately $1.5 billion in 2023 received indirectly from Entergy Corporation related to the March 2023 storm cost securitization; and
•an increase in net long-term repayments of $42.7 million on the nuclear fuel company variable interest entities’ credit facilities.

The decrease was partially offset by:

•the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds in March 2024;
•a decrease of $62.8 million in common equity distributions paid in 2024 in order to maintain Entergy Louisiana’s capital structure;
•a decrease of $50 million in 2024 in net repayments on Entergy Louisiana’s revolving credit facility; and
•money pool activity.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million for the three months ended March 31, 2024 compared to decreasing by $226.1 million for the three months ended March 31, 2023.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm cost securitizations.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the issuances of long-term debt in 2024.

	March 31, 2024	December 31, 2023
Debt to capital	47.7%	44.9%
Effect of subtracting cash	(1.9%)	0.0%
Net debt to net capital (non-GAAP)	45.8%	44.9%

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
(In Thousands)
$218,098	($156,166)	$77,354	($226,114)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2028.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2024, $11.8 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2025.  As of March 31, 2024, $38.9 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of March 31, 2024, $31.2 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Alternative RFP and Certification

As discussed in the Form 10-K, in March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff, Rider Geaux ZERO. Several parties have intervened, and a procedural schedule was established in May 2023 with a hearing scheduled for March 2024. In March 2024 the hearing in this matter was rescheduled to June 2024.

System Resilience and Storm Hardening

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I in the December 2022 application reflected the first five years of a ten-year resilience plan and included investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. The LPSC staff and certain intervenors filed direct testimony in August, September, and October 2023. The LPSC staff filed cross-answering testimony in October 2023. The testimony largely supports

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
implementation of some level of accelerated investment in resilience, but raises various issues related to the magnitude of the investment, the cost recovery mechanism applicable to the investment, and the ratemaking for the investment. In April 2024 the LPSC approved a framework which includes an initial five-year resilience plan providing for an investment of approximately $1.9 billion and a rider to recover the associated costs. The plan is subject to specified reporting requirements and includes a performance review of the hardened assets. Entergy Louisiana is permitted to make future filings for additional investments.

Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. The current estimated cost of the Bayou Power Station is $411 million, including estimated costs of transmission interconnection and other related costs. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is expected to occur by the end of 2028. No procedural schedule has been set at this time.

Nelson Industrial Steam Company

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nelson Industrial Steam Company” in the Form 10-K for information on Entergy Louisiana’s Nelson Industrial Steam Company partnership.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

As discussed in the Form 10-K, in August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contains a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complies with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service/rate case. Entergy Louisiana’s filing supports the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

A status conference was held in October 2023 at which a procedural schedule was adopted that included three technical conferences and a hearing date of August 2024. In March 2024 the parties agreed to an eight week extension of all deadlines to allow for continuation of settlement negotiations, and the ALJ issued an order with an amended procedural schedule that includes hearing dates commencing in October 2024.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. River Bend and Waterford 3 are currently in Column 1.

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. In August 2023 the NRC issued a finding and notice of violation related to a radiation monitor calibration issue at River Bend. In December 2023, River Bend successfully completed the inspection of the high pressure core spray system issue and in February 2024, River Bend completed the supplemental inspection of the radiation monitor calibration issue, each in accordance with the NRC’s inspection policies for nuclear plants in Column 2. The NRC issued its inspection report on both issues in March 2024 and River Bend was returned to Column 1.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
New Accounting Pronouncements

See the “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements and the “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)
OPERATING REVENUES
Electric	$1,172,793	$1,319,752
Natural gas	29,647	25,456
TOTAL	1,202,440	1,345,208

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	240,087	375,270
Purchased power	200,280	194,934
Nuclear refueling outage expenses	17,513	15,273
Other operation and maintenance	260,979	246,371
Decommissioning	19,664	18,586
Taxes other than income taxes	69,839	63,955
Depreciation and amortization	189,544	176,095
Other regulatory charges (credits) - net	(8,354)	73,996
TOTAL	989,552	1,164,480

OPERATING INCOME	212,888	180,728

OTHER INCOME
Allowance for equity funds used during construction	7,285	9,061
Interest and investment income	62,963	28,843
Interest and investment income - affiliated	80,404	55,426
Miscellaneous - net	(47,175)	(48,085)
TOTAL	103,477	45,245

INTEREST EXPENSE
Interest expense	97,195	97,171
Allowance for borrowed funds used during construction	(2,477)	(4,393)
TOTAL	94,718	92,778

INCOME BEFORE INCOME TAXES	221,647	133,195

Income taxes	38,924	(110,829)

NET INCOME	182,723	244,024

Net income attributable to noncontrolling interests	795	554

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$181,928	$243,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)

Net Income	$182,723	$244,024

Other comprehensive loss
Pension and other postretirement adjustment (net of tax benefit of $746 and $290)	(2,024)	(786)
Other comprehensive loss	(2,024)	(786)

Comprehensive Income	180,699	243,238
Net income attributable to noncontrolling interests	795	554
Comprehensive Income Applicable to Member’s Equity	$179,904	$242,684

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$182,723	$244,024
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	226,874	210,138
Deferred income taxes, investment tax credits, and non-current taxes accrued	126,334	(70,518)
Changes in working capital:
Receivables	39,860	119,726
Fuel inventory	4,236	(4,489)
Accounts payable	(109,430)	(127,171)
Taxes accrued	(26,684)	11,627
Interest accrued	(9,995)	(12,730)
Deferred fuel costs	6,940	173,809
Other working capital accounts	(101,798)	(99,650)
Changes in provisions for estimated losses	5,497	2,050
Changes in other regulatory assets	11,834	492,055
Changes in other regulatory liabilities	51,414	155,296
Effect of securitization on regulatory asset	—	(491,150)
Changes in pension and other postretirement funded status	(12,466)	(3,556)
Other	(90,503)	(59,700)
Net cash flow provided by operating activities	304,836	539,761
INVESTING ACTIVITIES
Construction expenditures	(327,980)	(484,581)
Allowance for equity funds used during construction	7,285	9,061
Nuclear fuel purchases	(48,914)	(72,003)
Proceeds from sale of nuclear fuel	38,790	16,637
Payments to storm reserve escrow account	(3,299)	(3,037)
Purchase of preferred membership interests of affiliate	—	(1,457,676)
Redemption of preferred membership interests of affiliate	85,027	46,643
Proceeds from nuclear decommissioning trust fund sales	149,334	111,263
Investment in nuclear decommissioning trust funds	(166,123)	(127,338)
Changes in money pool receivable - net	(218,098)	(77,354)
Decrease (increase) in other investments	35	(18)
Net cash flow used in investing activities	(483,943)	(2,038,403)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,693,150	526,764
Retirement of long-term debt	(513,009)	(540,008)
Proceeds received by storm trust related to securitization	—	1,457,676
Capital contribution from parent	—	1,457,676
Changes in money pool payable - net	(156,166)	(226,114)
Common equity distributions paid	(97,500)	(160,250)
Other	23,059	6,137
Net cash flow provided by financing activities	949,534	2,521,881

Net increase in cash and cash equivalents	770,427	1,023,239
Cash and cash equivalents at beginning of period	2,772	56,613
Cash and cash equivalents at end of period	$773,199	$1,079,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$105,176	$107,408
Income taxes	$—	($6,037)
Non-cash investing activities:
Accrued construction expenditures	$84,035	$119,635

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$407	$2,255
Temporary cash investments	772,792	517
Total cash and cash equivalents	773,199	2,772
Accounts receivable:
Customer	253,020	264,776
Allowance for doubtful accounts	(4,639)	(6,156)
Associated companies	285,374	82,292
Other	64,545	74,685
Accrued unbilled revenues	197,708	202,173
Total accounts receivable	796,008	617,770
Deferred fuel costs	17,860	24,800
Fuel inventory - at average cost	53,582	57,818
Materials and supplies - at average cost	681,893	652,180
Deferred nuclear refueling outage costs	86,339	96,047
Prepayments and other	152,695	71,613
TOTAL	2,561,576	1,523,000

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,411,218	4,496,245
Decommissioning trust funds	2,239,614	2,107,384
Non-utility property - at cost (less accumulated depreciation)	403,281	404,043
Storm reserve escrow account	247,118	243,819
Other	9,448	9,367
TOTAL	7,310,679	7,260,858

UTILITY PLANT
Electric	28,168,201	27,800,467
Natural gas	319,273	315,658
Construction work in progress	439,770	592,803
Nuclear fuel	288,150	333,472
TOTAL UTILITY PLANT	29,215,394	29,042,400
Less - accumulated depreciation and amortization	10,668,272	10,570,707
UTILITY PLANT - NET	18,547,122	18,471,693

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,637,018	1,648,852
Deferred fuel costs	168,122	168,122
Other	51,577	36,945
TOTAL	1,856,717	1,853,919

TOTAL ASSETS	$30,276,094	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,400,000	$1,400,000
Accounts payable:
Associated companies	81,390	283,016
Other	348,340	467,414
Customer deposits	170,276	167,905
Taxes accrued	39,779	66,463
Interest accrued	81,661	91,656
Other	81,512	87,468
TOTAL	2,202,958	2,563,922

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,504,203	2,391,442
Accumulated deferred investment tax credits	92,101	93,242
Regulatory liability for income taxes - net	194,251	193,754
Other regulatory liabilities	1,458,606	1,407,689
Decommissioning	1,871,637	1,836,240
Accumulated provisions	269,366	263,869
Pension and other postretirement liabilities	259,631	271,928
Long-term debt	9,202,315	8,020,689
Other	564,233	493,176
TOTAL	16,416,343	14,972,029

Commitments and Contingencies

EQUITY
Member’s equity	11,558,975	11,473,614
Accumulated other comprehensive income	52,774	54,798
Noncontrolling interests	45,044	45,107
TOTAL	11,656,793	11,573,519

TOTAL LIABILITIES AND EQUITY	$30,276,094	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448

Net income	554	243,470	—	244,024
Other comprehensive loss	—	—	(786)	(786)
Capital contribution from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(160,250)	—	(160,250)
Beneficial interest in storm trust	14,577	—	—	14,577
Distribution to LURC	(470)	—	—	(470)
Other	—	(28)	—	(28)
Balance at March 31, 2023	$46,396	$10,947,211	$54,584	$11,048,191

Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519

Net income	795	181,928	—	182,723
Other comprehensive loss	—	—	(2,024)	(2,024)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(97,500)	—	(97,500)
Distributions to LURC	(858)	—	—	(858)
Other	—	(43)	—	(43)
Balance at March 31, 2024	$45,044	$11,558,975	$52,774	$11,656,793

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $6.5 million primarily due to higher retail electric price, partially offset by lower volume/weather.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2024 to the first quarter 2023:

Amount
(In Millions)
2023 operating revenues	$412.4
Fuel, rider, and other revenues that do not significantly affect net income	(2.1)
Retail electric price	8.8
Volume/weather	(4.2)
2024 operating revenues	$414.9

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective April 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

The volume/weather variance is primarily due to a decrease in commercial and industrial usage and a decrease in weather-adjusted residential usage, partially offset by the effect of more favorable weather on residential sales. The decrease in industrial usage is primarily due to a decrease in demand from small industrial customers and a decrease in demand from large industrial customers, primarily in the wood products industry.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,186	1,089	9
Commercial	963	1,015	(5)
Industrial	494	567	(13)
Governmental	87	92	(5)
Total retail	2,730	2,763	(1)
Sales for resale:
Non-associated companies	1,988	1,564	27
Total	4,718	4,327	9

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Interest expense increased primarily due to the issuance of $300 million of 5.0% Series mortgage bonds in May 2023, partially offset by the repayment of a $150 million unsecured term loan in 2023, of which $50 million was repaid in May 2023 and $100 million was repaid in December 2023.

Income Taxes

The effective income tax rates were 22.2% for the first quarter 2024 and 24.4% for the first quarter 2023. The differences in the effective income tax rates for the first quarter 2024 and the first quarter 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,630	$16,979

Net cash provided by (used in):
Operating activities	34,401	36,861
Investing activities	(112,436)	(111,842)
Financing activities	73,530	94,154
Net increase (decrease) in cash and cash equivalents	(4,505)	19,173

Cash and cash equivalents at end of period	$2,125	$36,152

Operating Activities

Net cash flow provided by operating activities decreased $2.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the timing of payments to vendors and the timing of recovery of fuel and purchased power costs, substantially offset by higher collections from customers. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to money pool activity, substantially offset by:

•a decrease of $7.2 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024;
•a decrease of $6.7 million in facilities construction expenditures primarily due to the construction of a new transmission office in 2023; and
•a decrease of $4.8 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2024.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $25.4 million for the three months ended March 31, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, including to reduce the Registrant Subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $20.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to money pool activity and a decrease of $15.5 million in prepaid deposits related to contributions-in-aid-of-construction primarily for customer and generator interconnection agreements, partially offset by $12.5 million in common equity distributions paid in first quarter 2023 in order to maintain Entergy Mississippi’s capital structure.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased $17.5 million for the three months ended March 31, 2024.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	March 31, 2024	December 31, 2023
Debt to capital	51.3%	50.5%
Effect of subtracting cash	(0.1%)	(0.1%)
Net debt to net capital (non-GAAP)	51.2%	50.4%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
(In Thousands)
($56,220)	($73,769)	$1,498	$26,879

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $150 million scheduled to expire in July 2025. As of March 31, 2024, $100 million in cash borrowings were outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. As of March 31, 2024, $17.4 million in MISO letters of credit and $10.2 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2024 Formula Rate Plan Filing

In March 2024, Entergy Mississippi submitted its formula rate plan 2024 test year filing and 2023 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2023 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2024 calendar year to be below the formula rate plan bandwidth. The 2024 test year filing showed a $63.4 million rate increase was necessary to reset Entergy Mississippi’s earned return on rate base to the specified point of adjustment of 7.10%, within the formula rate plan bandwidth. The 2023 look-back filing compared actual 2023 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $32.6 million interim rate increase, reflecting a cap equal to 2% of 2023 retail revenues, effective April 2024. A final order is expected in second quarter 2024, with the resulting rates, including amounts above the 2% cap of retail revenues, effective July 2024.

In December 2014 the MPSC ordered Entergy Mississippi to file an updated depreciation study at least once every four years. Pursuant to this order and Entergy Mississippi’s filing cycle, Entergy Mississippi would have filed an updated depreciation report with its formula rate plan filing in 2023. However, in July 2022 the MPSC directed Entergy Mississippi to file its next depreciation study in connection with its 2024 formula rate plan filing notwithstanding the MPSC’s prior order. Accordingly, Entergy Mississippi filed a depreciation study in February 2024. The study showed a need for an increase in annual depreciation expense of $55.2 million. The calculated increase in annual depreciation expense was excluded from Entergy Mississippi’s 2024 formula rate plan revenue increase request as the $63.4 million rate increase determined in the formula rate plan 2024 test year filing was just lower than the cap on changes to formula rate plan revenues, set at 4% of retail revenues. Entergy Mississippi expects to engage in further discussions with the MPSC regarding the timing of implementing changes to depreciation rates and for recovery of the depreciation expense.

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

In December 2023, Entergy Mississippi filed a Notice of Storm Escrow Disbursement and Request for Interim Relief notifying the MPSC that Entergy Mississippi had requested disbursement of approximately $34.5 million of storm escrow funds from its restricted storm escrow account. The filing also requested authorization from the MPSC, on a temporary basis, that the $34.5 million of storm escrow funds be credited to Entergy Mississippi’s storm damage provision, pending the MPSC’s review of Entergy Mississippi’s storm-related costs, and that Entergy Mississippi continue to bill its monthly storm damage provision without suspension in the event the storm damage provision balance exceeds $15 million, in anticipation of a subsequent filing by Entergy Mississippi in this proceeding. The storm damage reserve exceeded $15 million upon receipt of the storm escrow funds. Because the MPSC had not entered an order on Entergy Mississippi’s filing on the requested relief to continue billing this provision, Entergy Mississippi suspended billing the monthly storm damage provision effective with February 2024 bills.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
In March 2024, Entergy Mississippi made a combined dual filing which included a Notice of Intent to Make Routine Change in Rates and Schedules and a Motion for Determination relating to the above-described Notice of Storm Escrow Disbursement. The Notice of Intent proposed a new storm damage mitigation and restoration rider to supersede both the current storm damage rate schedule and the vegetation management rider schedule, in which the collection of both expenses would be combined. The proposal requests that the MPSC authorize Entergy Mississippi to collect a storm damage provision of $5.2 million per month. Furthermore, if Entergy Mississippi’s accumulated storm damage provision balance exceeds $70 million, collection of the storm damage provision would cease until such time that the accumulated storm damage provision becomes less than $60 million. The new storm damage mitigation and restoration rider will go into effect July 2024 if the notice is not suspended by the MPSC. Should the proposal not go into effect and the collection of both expenses not be combined, Entergy Mississippi proposed to collect a storm damage provision of $3.5 million per month, in which the storm damage reserve balance is not to exceed $50 million or become less than $40 million.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See the “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements and the “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)
OPERATING REVENUES
Electric	$414,856	$412,428

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	117,850	161,285
Purchased power	67,655	63,814
Other operation and maintenance	71,206	69,818
Taxes other than income taxes	38,310	35,734
Depreciation and amortization	65,917	64,029
Other regulatory charges (credits) - net	(6,491)	(32,843)
TOTAL	354,447	361,837

OPERATING INCOME	60,409	50,591

OTHER INCOME
Allowance for equity funds used during construction	1,918	1,884
Interest and investment income	193	464
Miscellaneous - net	(1,621)	(2,083)
TOTAL	490	265

INTEREST EXPENSE
Interest expense	26,397	23,944
Allowance for borrowed funds used during construction	(747)	(783)
TOTAL	25,650	23,161

INCOME BEFORE INCOME TAXES	35,249	27,695

Income taxes	7,817	6,755

NET INCOME	27,432	20,940

Net loss attributable to noncontrolling interest	(2,302)	(2,141)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$29,734	$23,081

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$27,432	$20,940
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	65,917	64,029
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,162)	8,142
Changes in assets and liabilities:
Receivables	36,151	36,802
Fuel inventory	(1,012)	(3,014)
Accounts payable	(15,691)	(33,508)
Taxes accrued	(75,046)	(80,166)
Interest accrued	5,960	11,078
Deferred fuel costs	28,337	67,005
Other working capital accounts	(6,853)	(9,515)
Provisions for estimated losses	(977)	1,900
Other regulatory assets	(3,166)	1,020
Other regulatory liabilities	(2,701)	(44,487)
Pension and other postretirement funded status	(6,014)	(4,062)
Other assets and liabilities	(8,774)	697
Net cash flow provided by operating activities	34,401	36,861

INVESTING ACTIVITIES
Construction expenditures	(114,260)	(138,760)
Allowance for equity funds used during construction	1,918	1,884
Changes in money pool receivable - net	—	25,381
Increase in other investments	(94)	(347)
Net cash flow used in investing activities	(112,436)	(111,842)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,860	99,916
Changes in money pool payable - net	(17,549)	—
Common equity distributions paid	—	(12,500)
Other	(8,781)	6,738
Net cash flow provided by financing activities	73,530	94,154

Net increase (decrease) in cash and cash equivalents	(4,505)	19,173
Cash and cash equivalents at beginning of period	6,630	16,979
Cash and cash equivalents at end of period	$2,125	$36,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$19,838	$12,211
Income taxes	$2,353	$—
Noncash investing activities:
Accrued construction expenditures	$43,943	$57,649

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$28	$30
Temporary cash investments	2,097	6,600
Total cash and cash equivalents	2,125	6,630
Accounts receivable:
Customer	107,254	121,389
Allowance for doubtful accounts	(3,064)	(3,312)
Associated companies	4,127	4,997
Other	17,246	17,697
Accrued unbilled revenues	50,522	71,465
Total accounts receivable	176,085	212,236
Fuel inventory - at average cost	17,208	16,196
Materials and supplies - at average cost	101,096	95,526
Prepayments and other	11,054	12,740
TOTAL	307,568	343,328

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,493	4,497
Storm reserve escrow account	749	656
TOTAL	5,242	5,153

UTILITY PLANT
Electric	7,526,466	7,455,145
Construction work in progress	201,824	139,635
TOTAL UTILITY PLANT	7,728,290	7,594,780
Less - accumulated depreciation and amortization	2,386,782	2,346,327
UTILITY PLANT - NET	5,341,508	5,248,453

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	582,242	579,076
Other	75,918	51,996
TOTAL	658,160	631,072

TOTAL ASSETS	$6,312,478	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$100,000
Accounts payable:
Associated companies	101,428	133,571
Other	119,163	92,659
Customer deposits	93,532	92,637
Taxes accrued	40,088	115,134
Interest accrued	27,497	21,537
Deferred fuel costs	158,982	130,645
Other	22,725	26,463
TOTAL	663,415	712,646

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	811,729	821,744
Accumulated deferred investment tax credits	13,479	13,811
Regulatory liability for income taxes - net	186,057	188,714
Other regulatory liabilities	33,652	33,696
Asset retirement cost liabilities	19,644	8,229
Accumulated provisions	38,504	39,481
Long-term debt	2,229,695	2,129,510
Other	80,657	71,961
TOTAL	3,413,417	3,307,146

Commitments and Contingencies

EQUITY
Member's equity	2,219,195	2,189,461
Noncontrolling interest	16,451	18,753
TOTAL	2,235,646	2,208,214

TOTAL LIABILITIES AND EQUITY	$6,312,478	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537

Net income (loss)	(2,141)	23,081	20,940
Common equity distributions	—	(12,500)	(12,500)
Balance at March 31, 2023	$1,206	$2,047,771	$2,048,977

Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214

Net income (loss)	(2,302)	29,734	27,432
Balance at March 31, 2024	$16,451	$2,219,195	$2,235,646

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Entergy New Orleans experienced a net loss of $49.0 million for the three months ended March 31, 2024 compared to net income of $10.1 million for the three months ended March 31, 2023 primarily due to a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2024 to the first quarter 2023:

Amount
(In Millions)
2023 operating revenues	$208.8
Fuel, rider, and other revenues that do not significantly affect net income	(14.2)
Volume/weather	(3.1)
Retail electric price	1.5
2024 operating revenues	$193.0

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in commercial and industrial usage, partially offset by the effect of more favorable weather on residential sales. The decrease in industrial usage is primarily due to a decrease in demand from existing customers.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective September 2023 in accordance with the terms of the 2023 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	480	453	6
Commercial	443	487	(9)
Industrial	85	99	(14)
Governmental	177	182	(3)
Total retail	1,185	1,221	(3)
Sales for resale:
Non-associated companies	505	1,043	(52)
Total	1,690	2,264	(25)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $1.3 million in loss provisions;
•an increase of $1.3 million in power delivery expenses primarily due to higher reliability costs and higher readiness and response costs;
•an increase of $1.1 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024;
•an increase of $1.0 million in bad debt expense;
•an increase of $0.9 million due to higher gas infrastructure replacement deferrals in 2023;
•an increase of $0.7 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $0.7 million in energy efficiency expenses primarily due to higher energy efficiency costs, partially offset by the timing of recovery from customers; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes a regulatory charge of $78.5 million, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

Other income decreased primarily due to lower interest earned on money pool investments.

Income Taxes

The effective income tax rate was 28.3% for the first quarter 2024. The difference in the effective income tax rate for the first quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The effective income tax rate was 32.0% for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

Planned Sale of Gas Distribution Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy New Orleans’s gas distribution business.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$4,464

Net cash provided by (used in):
Operating activities	9,139	71,578
Investing activities	(36,893)	85,156
Financing activities	27,754	14,688
Net increase in cash and cash equivalents	—	171,422

Cash and cash equivalents at end of period	$26	$175,886

Operating Activities

Net cash flow provided by operating activities decreased $62.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the refund of $34 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC and lower collections from customers. The decrease was partially offset by the timing of payments to vendors. See Note 2 to the financial statements in the Form 10-K for further discussion of the refund and the related proceedings.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Entergy New Orleans’s investing activities used $36.9 million of cash for the three months ended March 31, 2024 compared to providing $85.2 million of cash for the three months ended March 31, 2023 primarily due to:

•money pool activity;
•a decrease of $8.7 million in transmission construction expenditures primarily due to higher spending in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation; and
•a decrease of $4.2 million in distribution construction expenditures primarily due to a lower scope of work on projects in 2024 as compared to 2023, partially offset by higher capital expenditures for storm restoration in 2024.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $134.7 million for the three months ended March 31, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $13.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to money pool activity, partially offset by a $15 million advance received in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased by $28.1 million for the three months ended March 31, 2024.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy New Orleans is primarily due to net loss in 2024.

	March 31, 2024	December 31, 2023
Debt to capital	47.4%	45.8%
Effect of excluding securitization bonds	(0.2%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	47.2%	45.6%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	47.2%	45.6%

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
(In Thousands)
($49,776)	($21,651)	$12,584	$147,254

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2024, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

System Resilience and Storm Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also requires Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan is in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. The filing requests an expedited technical conference in May 2024, which request is pending.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans seeks approval of a $12.6 million rate increase based on the formula set in the 2018 rate case, which was approved again by the City Council in 2023. The formula results in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of September 2024 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Renewable Portfolio Standard Rulemaking

As discussed in the Form 10-K, in May 2021 the City Council established the Renewable and Clean Portfolio Standard. In May 2023, Entergy New Orleans submitted its compliance demonstration report to the City Council for the 2022 compliance year, which describes and demonstrates Entergy New Orleans’s compliance with the Renewable and Clean Portfolio Standard in 2022 and satisfies certain informational requirements. Entergy New Orleans requested, among other things, that the City Council determine that Entergy New Orleans achieved the target under the portfolio standard for 2022 and remains within the customer protection cost cap, and that the City Council approve a proposal to recover costs associated with 2022 compliance. In April 2024 the City Council approved a resolution finding Entergy New Orleans was in compliance with the 2022 requirements and that Entergy New Orleans did not exceed the customer protection cost cap, as well as approving Entergy New Orleans’s proposal to recover costs.

Income Tax Audits

As discussed in Note 3 to the financial statements in the Form 10-K, in November 2023 the IRS completed its examination of the 2016 through 2018 tax years and issued a Revenue Agent Report for each federal filer under audit. Based on prior regulatory agreements and general rate-making principles, in fourth quarter 2023 Entergy New Orleans recorded a regulatory liability and associated regulatory charge of $60 million ($44 million net-of-tax). In April 2024, Entergy New Orleans and the City Council entered into a settlement in principle whereby Entergy New Orleans agreed to share with customers $138 million of income tax benefits from the resolution of the 2016–2018 IRS audit. Based on this settlement in principle, in first quarter 2024 Entergy New Orleans increased the associated regulatory liability from $60 million to $138 million and recorded a corresponding $78 million regulatory charge ($57 million net-of-tax). The settlement in principle requires that the regulatory liability be amortized over 25 years with the unamortized balance included in rate base and the amortization treated as a reduction to Entergy New Orleans’s retail revenue requirement.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See the “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements and the “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)
OPERATING REVENUES
Electric	$156,941	$169,695
Natural gas	36,020	39,125
TOTAL	192,961	208,820

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	30,825	52,024
Purchased power	60,382	66,620
Other operation and maintenance	43,332	33,227
Taxes other than income taxes	15,422	16,424
Depreciation and amortization	20,914	19,575
Other regulatory charges (credits) - net	81,520	(1,101)
TOTAL	252,395	186,769

OPERATING INCOME (LOSS)	(59,434)	22,051

OTHER INCOME
Allowance for equity funds used during construction	378	450
Interest and investment income	141	2,051
Miscellaneous - net	(29)	(227)
TOTAL	490	2,274

INTEREST EXPENSE
Interest expense	9,526	9,619
Allowance for borrowed funds used during construction	(157)	(219)
TOTAL	9,369	9,400

INCOME (LOSS) BEFORE INCOME TAXES	(68,313)	14,925

Income taxes	(19,333)	4,783

NET INCOME (LOSS)	($48,980)	$10,142

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	($48,980)	$10,142
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	20,914	19,575
Deferred income taxes, investment tax credits, and non-current taxes accrued	(25,534)	5,147
Changes in assets and liabilities:
Receivables	(89,009)	26,040
Fuel inventory	638	2,920
Accounts payable	(19,282)	(14,313)
Prepaid taxes and taxes accrued	8,632	1,687
Interest accrued	1,132	(361)
Deferred fuel costs	369	6,965
Other working capital accounts	(10,924)	(12,303)
Provisions for estimated losses	1,758	1,645
Other regulatory assets	9,257	2,267
Other regulatory liabilities	166,532	31,170
Pension and other postretirement funded status	(1,896)	(1,113)
Other assets and liabilities	(4,468)	(7,890)
Net cash flow provided by operating activities	9,139	71,578

INVESTING ACTIVITIES
Construction expenditures	(32,418)	(46,098)
Allowance for equity funds used during construction	378	450
Change in money pool receivable - net	—	134,670
Payments to storm reserve escrow account	(1,877)	(811)
Changes in securitization account	(2,976)	(3,055)
Net cash flow provided by (used in) investing activities	(36,893)	85,156

FINANCING ACTIVITIES
Contribution from customer for construction	—	15,000
Change in money pool payable - net	28,125	—
Other	(371)	(312)
Net cash flow provided by financing activities	27,754	14,688

Net increase in cash and cash equivalents	—	171,422
Cash and cash equivalents at beginning of period	26	4,464
Cash and cash equivalents at end of period	$26	$175,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,047	$9,630
Noncash investing activities:
Accrued construction expenditures	$4,941	$5,707

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$26	$26
Securitization recovery trust account	5,402	2,426
Accounts receivable:
Customer	64,955	67,258
Allowance for doubtful accounts	(6,564)	(7,770)
Associated companies	99,303	1,657
Other	4,484	5,270
Accrued unbilled revenues	24,333	31,087
Total accounts receivable	186,511	97,502
Deferred fuel costs	5,779	6,148
Fuel inventory - at average cost	2,660	3,298
Materials and supplies - at average cost	30,479	30,019
Prepaid taxes	—	1,574
Prepayments and other	21,476	11,482
TOTAL	252,333	152,475

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	832	832
Storm reserve escrow account	80,609	78,731
TOTAL	81,441	79,563

UTILITY PLANT
Electric	2,060,223	2,046,928
Natural gas	404,839	401,846
Construction work in progress	30,622	25,424
TOTAL UTILITY PLANT	2,495,684	2,474,198
Less - accumulated depreciation and amortization	866,798	858,672
UTILITY PLANT - NET	1,628,886	1,615,526

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of March 31, 2024 and $506 as of December 31, 2023)	173,110	182,367
Deferred fuel costs	4,080	4,080
Other	84,305	63,964
TOTAL	261,495	250,411

TOTAL ASSETS	$2,224,155	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$163,000	$85,000
Payable due to associated company	1,275	1,275
Accounts payable:
Associated companies	91,598	76,736
Other	31,667	39,813
Customer deposits	32,705	32,420
Taxes accrued	7,058	—
Interest accrued	9,666	8,534
Other	8,565	8,953
TOTAL	345,534	252,731

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	169,742	195,615
Accumulated deferred investment tax credits	15,699	16,457
Regulatory liability for income taxes - net	35,154	36,061
Other regulatory liabilities	257,873	90,434
Accumulated provisions	89,882	88,124
Long-term debt (includes securitization bonds of $5,476 as of March 31, 2024 and $5,415 as of December 31, 2023)	506,275	584,171
Long-term payable due to associated company	7,004	7,004
Other	39,218	20,624
TOTAL	1,120,847	1,038,490

Commitments and Contingencies

EQUITY
Member's equity	757,774	806,754
TOTAL	757,774	806,754

TOTAL LIABILITIES AND EQUITY	$2,224,155	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2022	$702,816

Net income	10,142
Balance at March 31, 2023	$712,958

Balance at December 31, 2023	$806,754

Net loss	(48,980)
Balance at March 31, 2024	$757,774

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $4.9 million primarily due to higher depreciation and amortization expenses and higher other operation and maintenance expenses, partially offset by higher retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2024 to the first quarter 2023:

Amount
(In Millions)
2023 operating revenues	$507.5
Fuel, rider, and other revenues that do not significantly affect net income	(73.3)
Volume/weather	0.7
Retail electric price	9.6
2024 operating revenues	$444.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is insignificant and primarily due to an increase in weather-adjusted residential usage and the effect of more favorable weather on residential sales, substantially offset by a decrease in industrial usage. The increase in weather-adjusted residential usage is primarily due to an increase in customers. The decrease in industrial usage is primarily due to a decrease in demand from cogeneration customers.

The retail electric price variance is primarily due to an increase in base rates effective June 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,311	1,247	5
Commercial	1,083	1,061	2
Industrial	2,053	2,193	(6)
Governmental	63	63	—
Total retail	4,510	4,564	(1)
Sales for resale:
Non-associated companies	117	104	13
Total	4,627	4,668	(1)

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $3.6 million in power delivery expenses primarily due to higher transmission repairs and maintenance costs, higher transmission and distribution management overhead costs, higher vegetation maintenance costs due to timing, and higher metering costs;
•an increase of $2.7 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024;
•an increase of $1.6 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $1.3 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2024 as compared to 2023; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to:

•the recognition of $13.8 million in depreciation expense in first quarter 2024 for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period is effective over the same period as collections from the relate back surcharge rider and results in no effect on net income;
•an increase in depreciation rates effective with an increase in base rates in June 2023; and
•additions to plant in service.

See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project.

Interest expense increased primarily due to the issuance of $350 million of 5.80% Series mortgage bonds in August 2023, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Income Taxes

The effective income tax rates were 19.1% for the first quarter 2024 and 18.9% for the first quarter 2023. The differences in the effective income tax rates for the first quarter 2024 and the first quarter 2023 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$21,986	$3,497

Net cash provided by (used in):
Operating activities	110,907	198,102
Investing activities	34,303	(108,019)
Financing activities	10,740	(1,416)
Net increase in cash and cash equivalents	155,950	88,667

Cash and cash equivalents at end of period	$177,936	$92,164

Operating Activities

Net cash flow provided by operating activities decreased $87.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower collections from customers, the timing of payments to vendors, and the timing of recovery of fuel and purchased power costs. The decrease was partially offset by a decrease of $13.0 million in interest paid. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Entergy Texas’s investing activities provided $34.3 million of cash for the three months ended March 31, 2024 compared to using $108.0 million of cash for the three months ended March 31, 2023 primarily due to the following activity:

•money pool activity;
•an increase of $9.1 million in non-nuclear generation construction expenditures primarily due to higher spending on the Orange County Advanced Power Station project;
•an increase of $9.7 million in transmission construction expenditures primarily due to a higher scope of work on projects performed in 2024 as compared to 2023; and

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $12.9 million in distribution construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Texas’s service area.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $267.6 million for the three months ended March 31, 2024 compared to decreasing by $92.9 million for the three months ended March 31, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities provided $10.7 million of cash for the three months ended March 31, 2024 compared to using $1.4 million of cash for the three months ended March 31, 2023 primarily due to an increase of $12.5 million in prepaid deposits related to contributions-in-aid-of-construction primarily for customer and generator interconnection agreements.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	March 31, 2024	December 31, 2023
Debt to capital	50.6%	50.9%
Effect of excluding securitization bonds	(2.1%)	(2.1%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	48.5%	48.8%
Effect of subtracting cash	(1.5%)	(0.2%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	47.0%	48.6%

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Texas’s receivables from the money pool were as follows:

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
(In Thousands)
$50,244	$317,882	$6,536	$99,468

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2028.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of March 31, 2024, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2024, $76.5 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Texas’s accounting for utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
New Accounting Pronouncements

See the “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements and the “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)
OPERATING REVENUES
Electric	$444,491	$507,506

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	96,137	167,530
Purchased power	94,343	107,758
Other operation and maintenance	77,960	64,430
Taxes other than income taxes	24,567	27,996
Depreciation and amortization	89,505	59,391
Other regulatory charges (credits) - net	(975)	10,924
TOTAL	381,537	438,029

OPERATING INCOME	62,954	69,477

OTHER INCOME
Allowance for equity funds used during construction	9,248	5,089
Interest and investment income	3,904	1,417
Miscellaneous - net	(2,312)	439
TOTAL	10,840	6,945

INTEREST EXPENSE
Interest expense	31,966	26,962
Allowance for borrowed funds used during construction	(3,602)	(1,896)
TOTAL	28,364	25,066

INCOME BEFORE INCOME TAXES	45,430	51,356

Income taxes	8,686	9,683

NET INCOME	36,744	41,673

Preferred dividend requirements	518	518

EARNINGS APPLICABLE TO COMMON STOCK	$36,226	$41,155

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$36,744	$41,673
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	89,505	59,391
Deferred income taxes, investment tax credits, and non-current taxes accrued	1,438	(6,536)
Changes in assets and liabilities:
Receivables	13,059	63,210
Fuel inventory	1,009	(8,445)
Accounts payable	(17,830)	(44,804)
Taxes accrued	(28,917)	(21,586)
Interest accrued	5,287	(12,656)
Deferred fuel costs	38,863	107,238
Other working capital accounts	(11,186)	9,245
Provisions for estimated losses	(1,358)	522
Other regulatory assets	24,181	21,535
Other regulatory liabilities	(7,959)	(3,283)
Pension and other postretirement funded status	(4,648)	(1,960)
Other assets and liabilities	(27,281)	(5,442)
Net cash flow provided by operating activities	110,907	198,102

INVESTING ACTIVITIES
Construction expenditures	(235,625)	(205,191)
Allowance for equity funds used during construction	9,248	5,089
Changes in money pool receivable - net	267,638	92,932
Changes in securitization account	(5,958)	(849)
Increase in other investments	(1,000)	—
Net cash flow provided by (used in) investing activities	34,303	(108,019)

FINANCING ACTIVITIES
Preferred stock dividends paid	(518)	(518)
Other	11,258	(898)
Net cash flow provided by (used in) financing activities	10,740	(1,416)

Net increase in cash and cash equivalents	155,950	88,667
Cash and cash equivalents at beginning of period	21,986	3,497
Cash and cash equivalents at end of period	$177,936	$92,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$25,940	$38,923
Income taxes	$2,447	$—
Noncash investing activities:
Accrued construction expenditures	$276,548	$104,805

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$1,497
Temporary cash investments	177,910	20,489
Total cash and cash equivalents	177,936	21,986
Securitization recovery trust account	11,153	5,195
Accounts receivable:
Customer	86,081	88,468
Allowance for doubtful accounts	(1,100)	(1,484)
Associated companies	56,939	329,941
Other	28,833	24,416
Accrued unbilled revenues	62,662	72,771
Total accounts receivable	233,415	514,112
Deferred fuel costs	100,156	139,019
Fuel inventory - at average cost	49,838	50,847
Materials and supplies - at average cost	144,081	123,020
Prepayments and other	31,522	35,232
TOTAL	748,101	889,411

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	170	214
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	15,117	15,068
TOTAL	15,663	15,658

UTILITY PLANT
Electric	8,003,032	7,931,340
Construction work in progress	1,022,362	857,707
TOTAL UTILITY PLANT	9,025,394	8,789,047
Less - accumulated depreciation and amortization	2,414,265	2,363,919
UTILITY PLANT - NET	6,611,129	6,425,128

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $246,746 as of March 31, 2024 and $250,324 as of December 31, 2023)	572,425	596,606
Other	158,880	129,769
TOTAL	731,305	726,375

TOTAL ASSETS	$8,106,198	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$55,706	$74,423
Other	173,694	195,703
Customer deposits	40,695	39,999
Taxes accrued	49,970	78,887
Interest accrued	36,572	31,285
Other	20,985	16,237
TOTAL	377,622	436,534

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	818,667	814,905
Accumulated deferred investment tax credits	7,776	7,963
Regulatory liability for income taxes - net	108,234	114,759
Other regulatory liabilities	41,579	43,013
Asset retirement cost liabilities	15,598	11,743
Accumulated provisions	8,122	9,480
Long-term debt (includes securitization bonds of $257,683 as of March 31, 2024 and $257,592 as of December 31, 2023)	3,225,444	3,225,092
Other	348,268	274,421
TOTAL	4,573,688	4,501,376

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2024 and 2023	49,452	49,452
Paid-in capital	1,200,125	1,200,125
Retained earnings	1,866,561	1,830,335
Total common shareholder's equity	3,116,138	3,079,912
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,154,888	3,118,662

TOTAL LIABILITIES AND EQUITY	$8,106,198	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461

Net income	—	—	—	41,673	41,673
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2023	$38,750	$49,452	$1,050,125	$1,582,289	$2,720,616

Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662

Net income	—	—	—	36,744	36,744
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2024	$38,750	$49,452	$1,200,125	$1,866,561	$3,154,888

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” below and in Note 2 to the financial statements in the Form 10-K, System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC (or on appeal from the FERC to the United States Court of Appeals for the Fifth Circuit).

Results of Operations

Net Income

Net income increased $3.6 million primarily due to an increase in operating revenues resulting from changes in rate base, partially offset by the lower authorized rate of return on equity and capital structure limitations on monthly bills issued to Entergy Arkansas per the November 2023 settlement agreement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement with the APSC.

Income Taxes

The effective income tax rates were 20.5% for the first quarter 2024 and 23.5% for the first quarter 2023. The difference in the effective income tax rate for the first quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and provisions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$60	$2,940

Net cash provided by (used in):
Operating activities	70,339	(32,839)
Investing activities	(188,259)	48,231
Financing activities	229,361	241,671
Net increase in cash and cash equivalents	111,441	257,063

Cash and cash equivalents at end of period	$111,501	$260,003

Operating Activities

System Energy’s operating activities provided $70.3 million of cash for the three months ended March 31, 2024 compared to using $32.8 million of cash for the three months ended March 31, 2023 primarily due to aggregate refunds of $103.5 million made in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the refunds and the related proceedings.

Investing Activities

System Energy’s investing activities used $188.3 million of cash for the three months ended March 31, 2024 compared to providing $48.2 million of cash for the three months ended March 31, 2023 primarily due to:

•an increase of $114.9 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased $31.5 million for the three months ended March 31, 2024 compared to decreasing by $76.4 million for the three months ended March 31, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Financing Activities

Net cash flow provided by financing activities decreased $12.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the issuance of $325 million of 6.00% Series mortgage bonds in March 2023 and money pool activity. The decrease was partially offset by:

•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to maintain System Energy’s capital structure;
•net long-term borrowings of $91.7 million in 2024 compared to net repayments of $16.7 million in 2023 on the nuclear fuel company variable interest entity’s credit facility; and
•the repayment, prior to maturity, in March 2023 of a $50 million term loan due in November 2023.

Decreases in System Energy’s payable to the money pool are a use of cash flow, and System Energy’s payable to the money pool decreased $12.2 million for the three months ended March 31, 2024.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the capital contribution of $150 million received from Entergy Corporation in 2024, partially offset by the net issuance of long-term debt in 2024.

	March 31, 2024	December 31, 2023
Debt to capital	43.7%	45.4%
Effect of subtracting cash	(3.5%)	—%
Net debt to net capital (non-GAAP)	40.2%	45.4%

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

System Energy’s receivables from or (payables to) the money pool were as follows:

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
(In Thousands)
$31,456	($12,246)	$18,590	$94,981

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2025. As of March 31, 2024, $113.2 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the FERC’s Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $24.8 million, which includes interest through March 31, 2024, and the estimated resulting annual rate reduction would be approximately $14.1 million. As a result of the settlement agreements with the MPSC and the APSC, both the estimated refund and rate reduction exclude Entergy Mississippi's and Entergy Arkansas’s portions. See “System Energy Settlement with the MPSC” in the Form 10-K and see “System Energy Settlement with the APSC” below and in the Form 10-K for discussion of the settlements. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

In September 2023, System Energy filed a protective appeal of the rehearing order with the United States Court of Appeals for the Fifth Circuit. The appeal was consolidated with System Energy’s prior appeal of the December 2022 order.

In September 2023 the LPSC filed with the FERC a request for rehearing and clarification of the rehearing order. The LPSC requests that the FERC reverse its determination in the rehearing order that System Energy may collect an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback, as of the expiration of the initial lease term, as well as its determination in the rehearing order that System Energy may offset the refunds for the depreciation rate input issue and collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. In addition, the LPSC requests that the FERC either confirm the LPSC’s interpretation of the refund associated with the decommissioning uncertain tax positions or explain why it is not doing so. In October 2023 the FERC issued a notice that the rehearing request has been deemed denied by operation of law. In November 2023 the FERC issued a further notice stating that it would not issue any further order addressing the rehearing request. Also in November 2023 the LPSC filed with the United States Court of Appeals for the Fifth Circuit a petition for review of the FERC’s August 2023 rehearing order and denials of the September 2023 rehearing request.

In December 2023 the United States Court of Appeals for the Fifth Circuit lifted the abeyance on the consolidated System Energy appeals and it also consolidated the LPSC’s appeal with the System Energy appeals. In March 2024, separate petition briefs were filed by System Energy and by the LPSC. Also in March 2024, the City Council filed an intervenor brief supporting the LPSC. Briefing will continue through July 2024.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

In April 2022, System Energy filed cross-answering testimony in response to the FERC trial staff’s recommendations. In June 2022 the FERC trial staff submitted revised answering testimony, in which it recommended additional refunds associated with the accumulated deferred income tax balances in account 190. Also in June 2022, System Energy filed revised and supplemental cross-answering testimony to respond to the FERC trial staff’s testimony and oppose its revised recommendation.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Louisiana and Entergy New Orleans would total approximately $69.7 million plus $94.3 million of interest through March 31, 2024. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

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

LPSC Petition for a Writ of Mandamus

In March 2024 the LPSC filed a petition for a writ of mandamus, requesting that the United States Court of Appeals for the Fifth Circuit direct the FERC to take action on (1) System Energy’s pending compliance filings (and the LPSC’s protests) in response to the FERC’s orders on the uncertain tax position rate base issue, as discussed above; and (2) the ALJ’s pending initial decision in the return on equity and capital structure proceeding, also as discussed above. System Energy filed a notice of intervention in the proceeding.

In March 2024 the United States Court of Appeals for the Fifth Circuit directed the FERC to respond to the LPSC’s petition. Also in March 2024, System Energy filed its response to the LPSC’s petition, in which it opposed the request for action on the compliance filing and took no position on the request for action on the return on equity and capital structure case. Later in March 2024, the FERC responded opposing both parts of the LPSC’s petition, and the LPSC filed an opposed motion for leave to answer and its answer to the FERC’s and System Energy’s responses.

System Energy Settlement with the APSC

As discussed in the Form 10-K, in October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” above and in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. System Energy, Entergy Arkansas, additional Entergy parties, and the APSC filed the settlement agreement and supporting materials with the FERC in November

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
2023. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy previously settled with the MPSC with respect to these complaints before the FERC.

The terms of the settlement with the APSC align with the $588 million global black box settlement reached between System Energy and the MPSC in June 2022 and provide for Entergy Arkansas to receive a black box refund of $142 million from System Energy, inclusive of $49.5 million already received by Entergy Arkansas from System Energy. In November 2022 the FERC approved the System Energy settlement with the MPSC and stated that the settlement “appears to be fair and reasonable and in the public interest.”

In addition to the black box refund of $142 million described above, beginning with the November 2023 service month, the settlement provides for Entergy Arkansas’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

In December 2023 the FERC trial staff and the LPSC filed comments. The FERC trial staff commented that it “believes that the settlement is fair, and in the public interest,” and neither it nor the LPSC oppose the settlement. In December 2023 the $93 million black box refund to Entergy Arkansas was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Energy’s balance sheet. In March 2024 the FERC approved the settlement “because it appears to be fair and reasonable and in the public interest.”

System Energy Settlement with the City Council

In April 2024, System Energy, Entergy New Orleans, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the City Council to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed above in “Grand Gulf Prudence Complaint,” filed at the FERC in October 2023. System Energy, Entergy New Orleans, additional Entergy parties, and the City Council intend to file the settlement agreement and supporting materials with the FERC no later than May 10, 2024. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. As discussed above and in Note 2 to the financial statements in the Form 10-K, System Energy previously settled with the MPSC and APSC with respect to these complaints before the FERC. Entergy Mississippi and Entergy Arkansas have nearly 65% of System Energy’s share of Grand Gulf’s output, after purchases from affiliates are considered. The settlements with the APSC, the MPSC, and the City Council represent almost 85% of System Energy’s share of the output of Grand Gulf.

The terms of the settlement with the City Council align with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022 and between System Energy and the APSC in November 2023. The settlement provides for Entergy New Orleans to receive a black box refund of $116 million from System Energy, inclusive of approximately $18 million already received by Entergy New Orleans from System Energy. In November 2022 the FERC approved the System Energy settlement with the MPSC, and in March 2024 the FERC approved the System Energy settlement with the APSC. In both settlements, the FERC stated that the settlements “appear to be fair and reasonable and in the public interest.” In March 2024 the $98 million black box refund to Entergy New Orleans was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Entergy’s balance sheet.

In addition to the black box refund of $116 million described above, beginning with the June 2024 service month, the settlement provides for Entergy New Orleans’ bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

System Energy Regulatory Liability for Pending Complaints

As discussed in the Form 10-K, System Energy had recorded a regulatory liability related to complaints against System Energy, which was consistent with the settlement agreements reached with the MPSC and the APSC, taking into account amounts already or expected to be refunded. As discussed above in “Settlement with the City Council,” in first quarter 2024 the $98 million black box refund to Entergy New Orleans was reclassified from the regulatory liability to accounts payable - associated companies on System Energy’s balance sheet. System Energy’s remaining regulatory liability related to complaints against System Energy as of March 31, 2024 is $80 million.

Unit Power Sales Agreement

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2022 Calendar Year Bills

In February 2024, pursuant to the protocols procedures discussed in Note 2 to the financial statements in the Form 10-K, the LPSC and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2022. The formal challenge alleges: (1) that the equity ratio charged in rates was excessive; and (2) that all issues in the pending Unit Power Sales Agreement complaint proceeding should also be reflected in calendar year 2022 bills. These allegations are identical to issues that were raised in the formal challenge to the calendar year 2020 and 2021 bills.

In March 2024, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs, utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See the “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements and the “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
	(In Thousands)
OPERATING REVENUES
Electric	$152,620	$171,572

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	13,117	18,847
Nuclear refueling outage expenses	6,661	6,619
Other operation and maintenance	51,423	50,200
Decommissioning	10,707	10,287
Taxes other than income taxes	7,209	7,282
Depreciation and amortization	29,678	37,137
Other regulatory charges (credits) - net	(4,973)	(6,459)
TOTAL	113,822	123,913

OPERATING INCOME	38,798	47,659

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	2,434	1,818
Interest and investment income	7,973	5,764
Miscellaneous - net	237	(9,078)
TOTAL	10,644	(1,496)

INTEREST EXPENSE
Interest expense	11,171	10,491
Allowance for borrowed funds used during construction	(859)	(355)
TOTAL	10,312	10,136

INCOME BEFORE INCOME TAXES	39,130	36,027

Income taxes	8,012	8,482

NET INCOME	$31,118	$27,545

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,118	$27,545
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	51,714	63,793
Deferred income taxes, investment tax credits, and non-current taxes accrued	11,452	10,801
Changes in assets and liabilities:
Receivables	8,832	(8,198)
Accounts payable	116,460	(21,866)
Prepaid taxes and taxes accrued	(14,091)	(15,836)
Interest accrued	883	(58)
Other working capital accounts	(25,431)	2,837
Other regulatory assets	(5,358)	(3,247)
Other regulatory liabilities	(23,057)	(47,212)
Pension and other postretirement funded status	(3,806)	(1,652)
Other assets and liabilities	(78,377)	(39,746)
Net cash flow provided by (used in) operating activities	70,339	(32,839)

INVESTING ACTIVITIES
Construction expenditures	(39,563)	(26,472)
Allowance for equity funds used during construction	2,434	1,818
Nuclear fuel purchases	(111,959)	(21,994)
Proceeds from sale of nuclear fuel	—	24,976
Decrease (increase) in other investments	23	(4)
Proceeds from nuclear decommissioning trust fund sales	136,035	60,067
Investment in nuclear decommissioning trust funds	(143,773)	(66,551)
Changes in money pool receivable - net	(31,456)	76,391
Net cash flow provided by (used in) investing activities	(188,259)	48,231

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	233,933	473,687
Retirement of long-term debt	(142,326)	(232,016)
Capital contribution from parent	150,000	—
Change in money pool payable - net	(12,246)	—
Net cash flow provided by financing activities	229,361	241,671

Net increase in cash and cash equivalents	111,441	257,063
Cash and cash equivalents at beginning of period	60	2,940
Cash and cash equivalents at end of period	$111,501	$260,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$10,357	$11,304
Income taxes	($2,326)	$—
Noncash investing activities:
Accrued construction expenditures	$48,856	$36,604

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$117	$60
Temporary cash investments	111,384	—
Total cash and cash equivalents	111,501	60
Accounts receivable:
Associated companies	74,348	54,544
Other	9,681	6,861
Total accounts receivable	84,029	61,405
Materials and supplies - at average cost	158,916	155,565
Deferred nuclear refueling outage costs	28,466	8,603
Prepayments and other	8,696	3,373
TOTAL	391,608	229,006

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,424,256	1,342,317
TOTAL	1,424,256	1,342,317

UTILITY PLANT
Electric	5,590,516	5,495,728
Construction work in progress	77,429	130,866
Nuclear fuel	233,919	160,655
TOTAL UTILITY PLANT	5,901,864	5,787,249
Less - accumulated depreciation and amortization	3,502,472	3,493,299
UTILITY PLANT - NET	2,399,392	2,293,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	451,718	446,360
Other	12,966	730
TOTAL	464,684	447,090

TOTAL ASSETS	$4,679,940	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$72	$57
Accounts payable:
Associated companies	209,617	118,523
Other	85,273	73,580
Taxes accrued	13,310	27,401
Interest accrued	13,837	12,954
Other	4,353	4,354
TOTAL	326,462	236,869

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	417,081	405,744
Accumulated deferred investment tax credits	45,648	46,960
Regulatory liability for income taxes - net	107,229	107,458
Other regulatory liabilities	760,084	782,912
Decommissioning	1,094,941	1,084,234
Pension and other postretirement liabilities	27,904	19,491
Long-term debt	830,926	738,402
Other	8	1,754
TOTAL	3,283,821	3,186,955

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2024 and 2023	1,066,850	916,850
Retained earnings (accumulated deficit)	2,807	(28,311)
TOTAL	1,069,657	888,539

TOTAL LIABILITIES AND EQUITY	$4,679,940	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2022	$1,086,850	($137,083)	$949,767

Net income	—	27,545	27,545
Balance at March 31, 2023	$1,086,850	($109,538)	$977,312

Balance at December 31, 2023	$916,850	($28,311)	$888,539

Net income	—	31,118	31,118
Capital contribution from parent	150,000	—	150,000
Balance at March 31, 2024	$1,066,850	$2,807	$1,069,657

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2024-1/31/2024	—	$—	—	$350,052,918
2/01/2024-2/29/2024	—	$—	—	$350,052,918
3/01/2024-3/31/2024	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2024, Entergy withheld 101,960 shares of its common stock at $99.31 per share, 75,018 shares of its common stock at $98.86 per share, 1,731 shares of its common stock at $103.94 per share, 316 shares of its common stock at $102.64 per share, 232 shares of its common stock at $102.77 per share, 41 shares of its common stock at $100.15 per share, and 6 shares of its common stock at $104.68 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

(1)See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
(2)Maximum amount of shares that may yet be repurchased relates only to the $500 million share repurchase program plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

U.S. Securities and Exchange Commission Investigation

The Staff of the Division of Enforcement of the U.S. Securities and Exchange Commission has been conducting an investigation regarding Entergy’s processes and controls relating to its accounting for materials and supplies inventory. Entergy is cooperating with the SEC staff’s investigation and has engaged in discussions with the staff regarding a possible resolution of the investigation. There can be no assurance regarding the timing or terms of any potential resolution, by settlement or otherwise, and any potential impact of a resolution cannot be predicted. Management does not believe, however, that any resolution will have a material impact on Entergy’s business, financial condition, or results of operations.

Rule 10b5-1 Trading Agreements

During the three months ended March 31, 2024, no director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On March 6, 2024, Haley Fisackerly, Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,000 shares of Entergy’s common stock. The first date that sale of any shares permitted to be sold under the trading arrangement can occur is June 5, 2024. Subsequent sales under the trading arrangement may occur on a regular basis until December 31, 2024.

Regulation of the Nuclear Power Industry

The following is an update to the “Regulation of the Nuclear Power Industry” section of Part I, Item 1 of the Form 10-K.

NRC Reactor Oversight Process

In July 2023 the NRC placed River Bend in Column 2, effective April 2023, based on failure to inspect wiring associated with the high pressure core spray system. In August 2023 the NRC issued a finding and notice of violation related to a radiation monitor calibration issue at River Bend. In December 2023, River Bend successfully completed the inspection of the high pressure core spray system issue and in February 2024, River Bend completed the supplemental inspection of the radiation monitor calibration issue, each in accordance with the NRC’s inspection policies for nuclear plants in Column 2. The NRC issued its inspection report on both issues in March 2024 and River Bend was returned to Column 1.

Environmental Regulation

The following is an update to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. The following is an update to that discussion.

Revised Fine Particulate (PM2.5) NAAQS

In March 2024, EPA issued a final rule which revised the primary annual NAAQS for fine particulate matter, also known as PM2.5, from 12 ug/m3 to 9 ug/m3. This new standard is effective May 2024 and initial attainment/nonattainment designations for areas with available information are due within two years, by May 2026.

For any areas designated as nonattainment for this revised standard, State Implementation Plans (SIPs) to address nonattainment requirements will be due within 18 months of the effective date of any initial nonattainment designations. Within Entergy’s utility service territory, current regulatory agency air monitor data for Harris County, Texas and Hinds County, Mississippi reflect annual average PM2.5 concentrations in excess of this new standard and monitors for several other areas reflect concentrations between 8-9 ug/m3. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and nonattainment with the this revised fine particulate NAAQS.

Item 6.  Exhibits

4(a) -	Ninety- Eighth Supplemental Indenture, dated as of March 1, 2024, to Mortgage and Deed of Trust of Entergy Louisiana, dated as of April 1, 1944 (4.70 to Form 8-K filed March 8, 2024 in 1-32718).

4(b) -	Nineteenth Supplemental Indenture, dated as of March 1, 2024, to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.68 to Form 8-K filed March 8, 2024 in 1-32718).

4(c) -
Officer’s Certificate No. 28-B-20, dated March 4, 2024, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.67(a) to Form 8-K filed March 8, 2024 in 1-32718).

4(d) -
Officer’s Certificate No. 28-B-21, dated March 4, 2024, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.67(b) to Form 8-K filed March 8, 2024 in 1-32718).

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

Date:    May 2, 2024