Form 10-Q
period 2024-06-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2024-08-02
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2024
Entergy Corporation	($0.01 par value)	213,830,846

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2023 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•effects of climate change, including the potential for increases in extreme weather events, such as hurricanes, heat waves, drought or wildfires, and sea levels or coastal land and wetland loss;
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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana. See “Planned Sale of Gas Distribution Businesses” herein and in the Form 10-K for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana gas distribution businesses. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s business segment.

Results of Operations

Second Quarter 2024 Compared to Second Quarter 2023

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the second quarter 2024 to the second quarter 2023 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2023 Net Income (Loss) Attributable to Entergy Corporation	$514,227	($122,983)	$391,244

Operating revenues	122,657	(15,063)	107,594
Fuel, fuel-related expenses, and gas purchased for resale	(60,277)	(890)	(61,167)
Purchased power	1,801	(7,632)	(5,831)
Other regulatory charges (credits) - net	224,108	—	224,108
Other operation and maintenance	41,842	39	41,881
Taxes other than income taxes	3,925	17	3,942
Depreciation and amortization	36,401	24	36,425
Other income (deductions)	50,001	(314,439)	(264,438)
Interest expense	20,977	17,732	38,709
Other expenses	6,532	1	6,533
Income taxes	(31,472)	(69,690)	(101,162)
Preferred dividend requirements of subsidiaries and noncontrolling interests	2,040	—	2,040
2024 Net Income (Loss) Attributable to Entergy Corporation	$441,008	($392,086)	$48,922

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Second quarter 2024 results of operations include: (1) a $317 million ($250 million net-of-tax) settlement charge, reflected in Parent & Other above, recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities; and (2) expenses of $151 million ($112 million net-of-tax), recorded at Utility in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 6 to the financial statements herein for discussion of the group annuity contract and settlement charge. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2024 to the second quarter 2023:

Amount
(In Millions)
2023 operating revenues	$2,819
Fuel, rider, and other revenues that do not significantly affect net income	8
Volume/weather	79
Retail electric price	35
2024 operating revenues	$2,941

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining industry.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2024;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023; and
•an increase in Entergy Mississippi’s formula rate plan rates effective April 2024.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

Total electric energy sales for Utility for the three months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	9,557	9,027	6
Commercial	7,236	6,969	4
Industrial	13,973	13,301	5
Governmental	626	608	3
Total retail	31,392	29,905	5
Sales for resale	3,052	3,171	(4)
Total	34,444	33,076	4

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $644 million for the second quarter 2023 to $686 million for the second quarter 2024 primarily due to:

•an increase of $12 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $11 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•a gain of $7 million on the partial sale of a service center at Entergy Texas in April 2023 as part of an eminent domain proceeding; and
•an increase of $5 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs.

Depreciation and amortization expenses increased primarily due to:

•additions to plant in service;
•the recognition of $14 million in depreciation expense in second quarter 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period is effective over the same period as collections from the relate back surcharge rider and results in no effect on net income; and
•an increase in depreciation rates at Entergy Texas, effective June 2023.

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

Other regulatory charges (credits) - net includes regulatory charges of $150 million, recorded by Entergy Louisiana in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement. In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in second quarter 2024; and
•a decrease of $11 million in net periodic pension and other postretirement benefits non-service costs primarily as a result of pension settlement charges recorded in second quarter 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $300 million of 5.30% Series mortgage bonds in August 2023;
•the issuances by Entergy Arkansas of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024; and
•the issuance by Entergy Texas of $350 million of 5.80% Series mortgage bonds in August 2023.

Parent and Other

Other income (deductions) decreased primarily due to a $317 million ($250 million net-of-tax) non-cash settlement charge recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities. See Note 6 to the financial statements herein for discussion of the group annuity contract and settlement charge.

Interest expense increased primarily due to higher commercial paper balances and the issuance of $1.2 billion of junior subordinated debentures in May 2024. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rate was 39.4% for the second quarter 2024. The difference in the effective income tax rate for the second quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, a provision for uncertain tax positions, and amortization of accumulated deferred income taxes as a result of tax rate changes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 25.6% for the second quarter 2023. The difference in the effective income tax rate for the second quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the six months ended June 30, 2024 to the six months ended June 30, 2023 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2023 Net Income (Loss) Attributable to Entergy Corporation	$911,529	($209,350)	$702,179

Operating revenues	(53,161)	(25,676)	(78,837)
Fuel, fuel-related expenses, and gas purchased for resale	(344,322)	1,388	(342,934)
Purchased power	2,028	(18,004)	(15,976)
Other regulatory charges (credits) - net	309,781	—	309,781
Other operation and maintenance	102,763	(5,378)	97,385
Asset write-offs, impairments, and related charges	131,775	—	131,775
Taxes other than income taxes	11,295	(361)	10,934
Depreciation and amortization	82,147	22	82,169
Other income (deductions)	185,805	(340,449)	(154,644)
Interest expense	30,890	29,281	60,171
Other expenses	10,450	2	10,452
Income taxes	69,202	(70,396)	(1,194)
Preferred dividend requirements of subsidiaries and noncontrolling interests	1,932	—	1,932
2024 Net Income (Loss) Attributable to Entergy Corporation	$636,232	($512,029)	$124,203

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the six months ended June 30, 2024 include: (1) a $317 million ($250 million net-of-tax) settlement charge, reflected in Parent & Other above, recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities; (2) expenses of $151 million ($112 million net-of-tax), recorded at Utility in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023; (3) a $132 million ($97 million net-of-tax) charge, recorded at Utility, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024; and (4) a $78 million ($57 million net-of-tax) regulatory charge, recorded at Utility in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 6 to the financial statements herein for discussion of the group annuity contract and settlement charge. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

See Notes 2 and 3 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2024 to the six months ended June 30, 2023:

Amount
(In Millions)
2023 operating revenues	$5,767
Fuel, rider, and other revenues that do not significantly affect net income	(201)
Storm restoration carrying costs	(31)
Retail electric price	81
Volume/weather	98
2024 operating revenues	$5,714

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
•increases in Entergy Mississippi’s formula rate plan rates effective April 2023 and April 2024; and
•an increase in Entergy Texas’s base rates effective June 2023, partially offset by the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective over three months beginning in May 2023.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Utility for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	17,315	16,303	6
Commercial	13,460	13,217	2
Industrial	26,633	26,041	2
Governmental	1,198	1,185	1
Total retail	58,606	56,746	3
Sales for resale	7,010	7,674	(9)
Total	65,616	64,420	2

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,264 million for the six months ended June 30, 2023 to $1,367 million for the six months ended June 30, 2024 primarily due to:

•an increase of $21 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $15 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•an increase of $14 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024;
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
•an increase of $7 million in nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023;
•an increase of $7 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs; and
•a gain of $7 million on the partial sale of a service center at Entergy Texas in April 2023 as part of an eminent domain proceeding.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to:

•additions to plant in service;
•the recognition of $28 million in depreciation expense in 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period is effective over the same period as collections from the relate back surcharge rider and results in no effect on net income; and
•an increase in depreciation rates at Entergy Texas, effective June 2023.

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

Other regulatory charges (credits) - net includes:

•regulatory charges of $150 million, recorded by Entergy Louisiana in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements here in for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement;
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

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in 2024;
•a decrease of $26 million in net periodic pension and other postretirement benefits non-service costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•an increase of $21 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitizations. The intercompany dividend income on the affiliate preferred

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary; and
•a $15 million charge, recorded by Entergy Louisiana in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $300 million of 5.30% Series mortgage bonds in August 2023;
•the issuances by Entergy Arkansas of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024; and
•the issuance by Entergy Texas of $350 million of 5.80% Series mortgage bonds in August 2023.

Parent and Other

Other income (deductions) decreased primarily due to:

•a $317 million ($250 million net-of-tax) non-cash settlement charge recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities. See Note 6 to the financial statements herein for discussion of the group annuity contract and settlement charge; and
•the elimination for consolidation purposes of intercompany dividend income of $21 million from affiliated preferred membership interests, as discussed above.

Interest expense increased primarily due to higher commercial paper balances and the issuance of $1.2 billion of junior subordinated debentures in May 2024. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rate was 29.9% for the six months ended June 30, 2024. The difference in the effective income tax rate for the six months ended June 30, 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, amortization of accumulated deferred income taxes as a result of tax rate changes, and a provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Arkansas, Entergy Louisiana, and System Energy have the potential to generate zero-emission nuclear power production tax credits for electricity generated by their respective nuclear power facilities. Based on

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

guidance provided by the United States Treasury Department and the IRS, the production tax credits will be calculated by multiplying the kWh of qualifying electricity by $0.003, with the value of the credits decreasing ratably, or phasing out, once the annual gross receipts from the sale of nuclear power exceed a certain threshold. If certain prevailing wage requirements are satisfied, the calculation of the credit, as described in the preceding sentence, is multiplied by a factor of five. Additional guidance is needed from the United States Treasury Department and/or the IRS to determine how the value of these credits will be calculated for power generated from nuclear facilities of rate-regulated utilities. Due to the uncertainty of value, if any, of credits Entergy Arkansas, Entergy Louisiana, or System Energy may receive, such credits have not been recognized for the nuclear power produced through the second quarter of 2024. If credits are recognized in future periods, the value of such credits is expected to be provided to customers. As such, recognition of production tax credits is not expected to have a material effect on the results of operations of Entergy, Entergy Arkansas, Entergy Louisiana, or System Energy.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for discussion of the exit from the merchant power business.

Planned Sale of Gas Distribution Businesses

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy New Orleans’s and Entergy Louisiana’s gas distribution businesses. The following is an update to that discussion.

In July 2024 the LPSC staff issued a report recommending LPSC approval of the application of Delta States Utilities LA, LLC (a Bernhard Capital Partners Management LP affiliate) and Entergy Louisiana and the transaction described therein as being in the public interest and proposing certain conditions. Entergy Louisiana anticipates that the LPSC will review the matter at its August Business and Executive meeting.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital spending plans and other uses of capital, and sources of capital.  The following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net issuance of long-term debt in 2024.

	June 30, 2024	December 31, 2023
Debt to capital	65.9%	63.8%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	65.7%	63.5%
Effect of subtracting cash	(1.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	64.6%	63.4%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
As of June 30, 2024, 21.3% of the debt outstanding is at the parent company, Entergy Corporation, and 78.2% is at the Utility. The remaining 0.5% of the debt outstanding relates to the Vermont Yankee credit facility, as discussed in Note 4 to the financial statements herein. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  As there were no borrowings under the facility for the six months ended June 30, 2024, the estimated interest rate as of June 30, 2024 that would have been applied to outstanding borrowings under the facility was 6.94%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of June 30, 2024:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,000	$—	$4	$2,996
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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of June 30, 2024, Entergy Corporation had $932.4 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2024 was 5.67%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K and Note 3 to the financial statements herein for discussion of the equity distribution program.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Following are the current annual amounts of Entergy’s planned construction and other capital investments.

Planned construction and capital investments	2024	2025	2026
	(In Millions)
Generation	$2,215	$2,850	$2,470
Transmission	1,245	1,580	1,930
Distribution	2,080	2,470	2,045
Utility Support	355	295	315
Total	$5,895	$7,195	$6,760

The updated capital plan for 2024-2026 reflects accelerated resilience spending and a change in the timing of capital investment for certain potential generation projects. The capital plan includes amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, the capital plan also includes amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•Investments in generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, including Walnut Bend Solar, West Memphis Solar, Driver Solar, Bayou Power Station, Orange County Advanced Power Station, Lone Star Power Station, Segno Solar, Votaw Solar, and potential construction of additional generation;
•Investments in Entergy’s Utility nuclear fleet;
•Transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and
•Distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

Renewables

Alternative RFP and Certification

As discussed in the Form 10-K, in March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff, Rider Geaux ZERO. In May 2024 the LPSC voted to approve the application, and in June 2024 the LPSC issued an order reflecting that approval.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. The Segno Solar facility will cost an estimated $351.6 million, and the Votaw Solar facility will cost an estimated $303.8 million, in each case inclusive of estimated transmission interconnection and upgrade costs. Subject to receipt of required regulatory approval and other conditions, the Segno Solar facility is expected to be in service by early 2027, and the Votaw Solar facility is expected to be in service by mid-2028.

Other Generation

Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. The current estimated cost of the Bayou Power Station is $411 million, including estimated costs of transmission interconnection and other related costs. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is expected to occur by the end of 2028. A procedural schedule has been established with a hearing in December 2024.

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled with both carbon capture and storage and hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. Legend Power Station will cost an estimated $1.46 billion and Lone Star Power Station will cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. As described in the application, Entergy Texas is considering alternative financing approaches for Legend Power Station and plans to pursue the financing option that is in the best interest of customers. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Resilience and Grid Hardening

Entergy Louisiana

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I in the December 2022 application reflected the first five years of a ten-year resilience plan and included investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. In April 2024 the LPSC approved a framework which includes an initial five-year resilience plan providing for an investment of approximately $1.9 billion with cost recovery via a forward-looking rider with semi-annual true-ups. The plan is subject to specified reporting requirements and includes a performance review of the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

hardened assets. The LPSC order approving the framework does not include any restrictions on Entergy Louisiana’s ability to file applications for approval of additional investments in resilience.

Entergy New Orleans

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan is in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In July 2024 the City Council held a technical conference regarding Entergy New Orleans’s three-year resilience plan.

Entergy Texas

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a cost-effective set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. Work on these projects is expected to commence within approximately three years of PUCT approval. The PUCT referred the proceeding to the State Office of Administrative Hearings in June 2024. In July 2024, Entergy Texas filed a motion, on behalf of the parties to the proceeding, requesting the ALJ with the State Office of Administrative Hearings adopt an agreed proposed procedural schedule, with a hearing on the merits scheduled for September 2024. A PUCT decision is expected in fourth quarter 2024.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2024 meeting, the Board declared a dividend of $1.13 per share.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Millions)
Cash and cash equivalents at beginning of period	$133	$224

Net cash provided by (used in):
Operating activities	1,546	1,826
Investing activities	(2,466)	(2,445)
Financing activities	2,142	1,589
Net increase in cash and cash equivalents	1,222	970

Cash and cash equivalents at end of period	$1,355	$1,194

Operating Activities

Net cash flow provided by operating activities decreased $280 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lower collections from Utility customers, including the effect of higher deferred fuel collections in 2023, and the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $21 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•the initial payment of approximately $170 million in February 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas; and
•an increase of $34 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2024 and increased development in the Utility service area, partially offset by lower capital expenditures for storm restoration in 2024.

The increase was partially offset by:

•a decrease of $115 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024;
•a decrease of $44 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024 and a lower scope of work on projects in 2024 as compared to 2023; and
•the substantial completion payment of approximately $30 million in April 2023 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership.

See Note 14 to the financial statements herein for discussion of the Walnut Bend Solar facility purchase and Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase.

Financing Activities

Net cash flow provided by financing activities increased $553 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to long-term debt activity providing

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

approximately $2,688 million of cash in 2024 compared to providing approximately $216 million of cash in 2023. The increase was partially offset by:

•proceeds from securitization of $1.5 billion received by the storm trust II at Entergy Louisiana in 2023; and
•net repayments of $206 million of commercial paper in 2024 as compared to net issuances of $281 million of commercial paper in 2023.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreement. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2024, based on power prices at that time, Entergy had liquidity exposure of $6 million under the guarantees in place supporting its non-utility operations business transactions and $3 million of posted cash collateral.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, except Waterford 3. Entergy expects the NRC to determine that Waterford 3 entered Column 2, effective second quarter 2024, based on exceeding the threshold for reactor scrams in June 2024. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,906,047	$2,785,244	$5,612,553	$5,668,654
Natural gas	35,357	33,503	101,024	98,084
Other	12,216	27,279	34,671	60,347
TOTAL	2,953,620	2,846,026	5,748,248	5,827,085

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	522,550	583,717	1,139,166	1,482,100
Purchased power	200,705	206,536	428,847	444,823
Nuclear refueling outage expenses	38,277	34,785	76,540	72,018
Other operation and maintenance	701,775	659,894	1,388,806	1,291,421
Asset write-offs, impairments, and related charges	—	—	131,775	—
Decommissioning	54,193	51,152	107,574	101,644
Taxes other than income taxes	187,520	183,578	379,949	369,015
Depreciation and amortization	505,363	468,938	1,005,024	922,855
Other regulatory charges (credits) - net	125,607	(98,501)	234,954	(74,827)
TOTAL	2,335,990	2,090,099	4,892,635	4,609,049

OPERATING INCOME	617,630	755,927	855,613	1,218,036

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	29,275	24,867	56,070	48,013
Interest and investment income	70,587	45,428	221,283	93,687
Miscellaneous - net	(342,549)	(48,544)	(393,294)	(102,997)
TOTAL	(242,687)	21,751	(115,941)	38,703

INTEREST EXPENSE
Interest expense	301,263	261,349	579,006	516,678
Allowance for borrowed funds used during construction	(11,686)	(10,481)	(22,229)	(20,072)
TOTAL	289,577	250,868	556,777	496,606

INCOME BEFORE INCOME TAXES	85,366	526,810	182,895	760,133

Income taxes	33,634	134,796	54,627	55,821

CONSOLIDATED NET INCOME	51,732	392,014	128,268	704,312

Preferred dividend requirements of subsidiaries and noncontrolling interests	2,810	770	4,065	2,133

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$48,922	$391,244	$124,203	$702,179

Earnings per average common share:
Basic	$0.23	$1.85	$0.58	$3.32
Diluted	$0.23	$1.84	$0.58	$3.31

Basic average number of common shares outstanding	213,617,110	211,449,211	213,380,414	211,400,230
Diluted average number of common shares outstanding	214,376,721	212,201,529	214,155,768	212,173,254

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)

Net Income	$51,732	$392,014	$128,268	$704,312

Other comprehensive income (loss)
Pension and other postretirement adjustment (net of tax expense (benefit) of $65,371, ($1,065), $64,170, and ($335))	246,489	(3,292)	242,821	(1,265)
Other comprehensive income (loss)	246,489	(3,292)	242,821	(1,265)

Comprehensive Income	298,221	388,722	371,089	703,047
Preferred dividend requirements of subsidiaries and noncontrolling interests	2,810	770	4,065	2,133
Comprehensive Income Attributable to Entergy Corporation	$295,411	$387,952	$367,024	$700,914

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$128,268	$704,312
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,206,492	1,116,843
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,998	43,502
Asset write-offs, impairments, and related charges	131,775	—
Pension settlement charge	316,738	—
Changes in working capital:
Receivables	(187,554)	65,259
Fuel inventory	18,324	(43,493)
Accounts payable	(149,554)	(267,820)
Taxes accrued	16,546	(25,080)
Interest accrued	23,560	6,807
Deferred fuel costs	134,953	563,610
Other working capital accounts	(120,277)	(148,738)
Changes in provisions for estimated losses	4,630	(16,564)
Changes in regulatory assets	260,722	391,188
Changes in other regulatory liabilities	380,394	308,058
Effect of securitization on regulatory asset	—	(491,150)
Changes in pension and other postretirement funded status	(131,539)	(128,379)
Other	(503,020)	(252,383)
Net cash flow provided by operating activities	1,546,456	1,825,972

INVESTING ACTIVITIES
Construction/capital expenditures	(2,124,279)	(2,311,465)
Allowance for equity funds used during construction	56,070	48,013
Nuclear fuel purchases	(161,483)	(134,698)
Payment for purchase of plant and assets	(172,614)	(30,433)
Proceeds from sale of assets	—	11,000
Insurance proceeds received for property damages	—	6,184
Changes in securitization account	3,976	7,803
Payments to storm reserve escrow accounts	(9,595)	(9,080)
Decrease (increase) in other investments	(9,689)	262
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	17,933
Proceeds from nuclear decommissioning trust fund sales	1,201,162	435,903
Investment in nuclear decommissioning trust funds	(1,250,039)	(486,853)
Net cash flow used in investing activities	(2,466,491)	(2,445,431)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,068,266	2,489,886
Treasury stock	45,982	4,078
Retirement of long-term debt	(2,379,903)	(2,273,773)
Changes in commercial paper - net	(205,820)	280,765
Capital contribution from noncontrolling interest	—	25,708
Proceeds received by storm trust related to securitization	—	1,457,676
Other	105,540	66,898
Dividends paid:
Common stock	(482,255)	(452,442)
Preferred stock	(9,159)	(9,159)
Net cash flow provided by financing activities	2,142,651	1,589,637

Net increase in cash and cash equivalents	1,222,616	970,178

Cash and cash equivalents at beginning of period	132,548	224,164

Cash and cash equivalents at end of period	$1,355,164	$1,194,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$532,742	$490,201
Income taxes	$7,822	$31,231
Noncash investing activities:
Accrued construction expenditures	$537,463	$535,714

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$82,850	$71,609
Temporary cash investments	1,272,314	60,939
Total cash and cash equivalents	1,355,164	132,548
Accounts receivable:
Customer	777,791	699,411
Allowance for doubtful accounts	(16,642)	(25,905)
Other	227,075	225,334
Accrued unbilled revenues	592,785	494,615
Total accounts receivable	1,581,009	1,393,455
Deferred fuel costs	78,434	169,967
Fuel inventory - at average cost	174,475	192,799
Materials and supplies - at average cost	1,576,459	1,418,969
Deferred nuclear refueling outage costs	134,500	140,115
Prepayments and other	247,056	213,016
TOTAL	5,147,097	3,660,869

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,265,003	4,863,710
Non-utility property - at cost (less accumulated depreciation)	417,553	418,546
Storm reserve escrow accounts	332,801	323,206
Other	71,920	69,494
TOTAL	6,087,277	5,674,956

PROPERTY, PLANT, AND EQUIPMENT
Electric	68,241,911	66,850,474
Natural gas	732,677	717,503
Construction work in progress	2,682,373	2,109,703
Nuclear fuel	682,247	707,852
TOTAL PROPERTY, PLANT, AND EQUIPMENT	72,339,208	70,385,532
Less - accumulated depreciation and amortization	27,171,548	26,551,203
PROPERTY, PLANT, AND EQUIPMENT - NET	45,167,660	43,834,329

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $243,478 as of June 30, 2024 and $250,830 as of December 31, 2023)	5,408,682	5,669,404
Deferred fuel costs	172,201	172,201
Goodwill	374,099	374,099
Accumulated deferred income taxes	16,510	16,367
Other	392,771	301,171
TOTAL	6,364,263	6,533,242

TOTAL ASSETS	$62,766,297	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,517,072	$2,099,057
Notes payable and commercial paper	932,351	1,138,171
Accounts payable	1,314,661	1,566,745
Customer deposits	462,222	446,146
Taxes accrued	450,759	434,213
Interest accrued	237,757	214,197
Deferred fuel costs	262,348	218,927
Pension and other postretirement liabilities	56,521	59,508
Other	253,489	219,528
TOTAL	5,487,180	6,396,492

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,321,771	4,245,982
Accumulated deferred investment tax credits	199,745	205,973
Regulatory liability for income taxes - net	1,042,248	1,033,242
Other regulatory liabilities	3,488,314	3,116,926
Decommissioning and asset retirement cost liabilities	4,683,902	4,505,782
Accumulated provisions	467,200	462,570
Pension and other postretirement liabilities	519,861	648,413
Long-term debt (includes securitization bonds of $248,670 as of June 30, 2024 and $263,007 as of December 31, 2023)	26,301,092	23,008,839
Other	1,353,919	1,116,661
TOTAL	42,378,052	38,344,388

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2024 and 2023; issued shares in 2024 and 2023 - none	—	—
Common stock, $0.01 par value, authorized 499,000,000 shares in 2024 and 2023; issued 280,975,348 shares in 2024 and 2023	2,810	2,810
Paid-in capital	7,785,921	7,795,411
Retained earnings	11,582,332	11,940,384
Accumulated other comprehensive income (loss)	80,361	(162,460)
Less - treasury stock, at cost (67,166,752 shares in 2024 and 68,126,778 shares in 2023)	4,883,695	4,953,498
Total shareholders’ equity	14,567,729	14,622,647
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	113,926	120,459
TOTAL	14,681,655	14,743,106

TOTAL LIABILITIES AND EQUITY	$62,766,297	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2023	$120,459	$2,810	($4,953,498)	$7,795,411	$11,940,384	($162,460)	$14,743,106

Consolidated net income (a)	1,255	—	—	—	75,281	—	76,536
Other comprehensive loss	—	—	—	—	—	(3,668)	(3,668)
Common stock issuances related to stock plans	—	—	30,881	(25,842)	—	—	5,039
Common stock dividends declared	—	—	—	—	(240,959)	—	(240,959)
Distributions to noncontrolling interests	(1,108)	—	—	—	—	—	(1,108)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2024	$116,026	$2,810	($4,922,617)	$7,769,569	$11,774,706	($166,128)	$14,574,366

Consolidated net income (a)	2,810	—	—	—	48,922	—	51,732
Other comprehensive income	—	—	—	—	—	246,489	246,489
Common stock issuances related to stock plans	—	—	38,922	16,352	—	—	55,274
Common stock dividends declared	—	—	—	—	(241,296)	—	(241,296)
Distributions to noncontrolling interests	(330)	—	—	—	—	—	(330)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2024	$113,926	$2,810	($4,883,695)	$7,785,921	$11,582,332	$80,361	$14,681,655

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2024 and second quarter 2024 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2023
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries' Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2022	$97,907	$2,797	($4,978,994)	$7,632,895	$10,502,041	($191,754)	$13,064,892

Consolidated net income (a)	1,364	—	—	—	310,935	—	312,299
Other comprehensive income	—	—	—	—	—	2,027	2,027
Common stock issuances related to stock plans	—	—	19,599	(15,118)	—	—	4,481
Common stock dividends declared	—	—	—	—	(226,194)	—	(226,194)
Beneficial interest in storm trust	14,577	—	—	—	—	—	14,577
Distributions to noncontrolling interests	(574)	—	—	—	—	—	(574)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2023	$108,694	$2,797	($4,959,395)	$7,617,777	$10,586,782	($189,727)	$13,166,928

Consolidated net income (a)	770	—	—	—	391,244	—	392,014
Other comprehensive loss	—	—	—	—	—	(3,292)	(3,292)
Common stock issuances related to stock plans	—	—	600	16,528	—	—	17,128
Common stock dividends declared	—	—	—	—	(226,248)	—	(226,248)
Capital contribution from noncontrolling interest	25,708	—	—	—	—	—	25,708
Distributions to noncontrolling interests	(113)	—	—	—	—	—	(113)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2023	$130,479	$2,797	($4,958,795)	$7,634,305	$10,751,778	($193,019)	$13,367,545

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2024, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease in the rate from $0.01883 per kWh to $0.00882 per kWh. Due to a change in law in the State of Arkansas, the annual redetermination included $9 million, recorded as a credit to fuel expense in first quarter 2024, for recovery attributed to net metering costs in 2023. The primary reason for the rate decrease is a large over-recovered balance as a result of lower natural gas prices in 2023. To mitigate the effect of projected increases in natural gas prices in 2024, Entergy Arkansas adjusted the over-recovered balance included in the March 2024 annual redetermination filing by $43.7 million. This adjustment is expected to reduce the rate change that will be reflected in the 2025 energy cost rate redetermination. The redetermined rate of $0.00882 per kWh became effective with the first billing cycle in April 2024 through the normal operation of the tariff.

Entergy Mississippi

In June 2024 the MPSC approved a joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2024 formula rate plan filing. The 2024 formula rate plan filing included the conclusion of the modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider, which were approved in October 2022 and allowed Entergy Mississippi to recover certain under-collected fuel balances. The stipulation provided for Entergy Mississippi to reduce its net energy cost factor. See “Retail Rate Proceedings - Filings with the MPSC (Entergy Mississippi) - Retail Rates - 2024 Formula Rate Plan Filing” below for further discussion of the 2024 formula rate plan filing and the joint stipulation agreement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment is $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. This filing is subject to review by the APSC, which is expected to issue its order on the filing in December 2024.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” below and in the Form 10-K for discussion of the settlement. In July 2024 the APSC approved the tariff, under which Entergy Arkansas will refund retail customers a total of $100.6 million with a one-time bill credit during the August 2024 billing cycle.

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

A status conference was held in October 2023 at which a procedural schedule was adopted that included three technical conferences and a hearing in August 2024. In March 2024 the parties agreed to an eight-week

Entergy Corporation and Subsidiaries
Notes to Financial Statements
extension of all deadlines to allow for continuation of settlement negotiations, and the ALJ issued an order with an amended procedural schedule. In July 2024 the parties agreed to extend further the procedural schedule to facilitate the continuation of settlement negotiations, with the hearing commencing in December 2024.

In July 2024, Entergy Louisiana reached an agreement in principle with the LPSC staff and the intervenors in the proceeding and filed with the LPSC a joint motion to suspend the procedural schedule to allow for all parties to finalize a stipulated settlement agreement.
In August 2024, Entergy Louisiana and the LPSC staff jointly filed a global stipulated settlement agreement for consideration by the LPSC with key terms as follows:

•continuation of the formula rate plan for 2024-2026 (test years 2023-2025);
•a base formula rate plan revenue increase of $120 million for test year 2023, effective for rates beginning September 2024;
•a $140 million cumulative cap on base formula rate plan revenue increases, if needed, for test years 2024 and 2025, excluding outside the bandwidth items;
•$184 million of customer rate credits to be given over two years, including increasing customer sharing of income tax benefits resulting from the 2016-2018 IRS audit, to resolve any remaining disputed issues stemming from formula rate plan test years prior to test year 2023, including but not limited to the investigation into Entergy Services costs billed to Entergy Louisiana. As discussed in Note 3 to the financial statements in the Form 10-K, a $38 million regulatory liability was recorded in 2023 in connection with the 2016-2018 IRS audit;
•$75.8 million of customer rate credits, as provided for in the System Energy global settlement, to be credited over three years subject to and conditioned upon FERC approval of the System Energy global settlement. See “Complaints Against System Energy – System Energy Settlement with the LPSC” below for further details of the System Energy global settlement;
•$5.8 million of customer rate credits provided for in the Entergy Louisiana formula rate plan global settlement agreement approved by the LPSC in November 2023 credited over one year. See Note 2 to the financial statements in the Form 10-K for the discussion of the November 2023 Entergy Louisiana formula rate plan global settlement agreement;
•an increase in the allowed midpoint return on common equity from 9.5% to 9.7%, with a bandwidth of 40 basis points above and below the midpoint, for the extended term of the formula rate plan, except that for test year 2023 in which the authorized return on common equity shall have no bearing on the change in base formula rate plan revenue described above and, for test year 2024, any earnings above the authorized return on common equity shall be returned to customers through a credit;
•an increase in nuclear depreciation rates by $15 million in each of the 2023, 2024, and 2025 test years outside of the formula rate plan bandwidth calculation; and
•for the transmission recovery mechanism and the distribution recovery mechanism, no change to the existing floors, but the caps for both would be $350 million for test year 2023, $375 million for test year 2024, and $400 million for test year 2025. LPSC-approved transmission projects will be exempt from the transmission recovery mechanism cap.

The terms of the global stipulated settlement agreement are subject to approval by the LPSC and will not go into effect unless/until such approval is obtained. Entergy Louisiana anticipates the global stipulated settlement agreement to be considered by the LPSC at its Business and Executive meeting on August 14, 2024.

Based on the July 2024 agreement in principle, in second quarter 2024 Entergy Louisiana recorded expenses of $151 million ($111 million net-of-tax) primarily consisting of regulatory charges to reflect the effects of the agreement in principle.

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

In December 2014 the MPSC ordered Entergy Mississippi to file an updated depreciation study at least once every four years. Pursuant to this order and Entergy Mississippi’s filing cycle, Entergy Mississippi would have filed an updated depreciation report with its formula rate plan filing in 2023. However, in July 2022 the MPSC directed Entergy Mississippi to file its next depreciation study in connection with its 2024 formula rate plan filing notwithstanding the MPSC’s prior order. Accordingly, Entergy Mississippi filed a depreciation study in February 2024. The study showed a need for an increase in annual depreciation expense of $55.2 million. The calculated increase in annual depreciation expense was excluded from Entergy Mississippi’s 2024 formula rate plan revenue increase request because the MPSC had not yet approved the proposed depreciation rates.

In June 2024, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2024 test year filing, with the exception of immaterial adjustments to certain operation and maintenance expenses. After performance adjustments, the formula rate plan reflected an earned return on rate base of 6.08% for calendar year 2024, which resulted in a total revenue increase of $64.6 million for 2024. The joint stipulation also recommended approval of a revised customer charge of $31.82 per month for residential customers and $53.10 per month for general service customers. Pursuant to the stipulation, Entergy Mississippi’s 2023 look-back filing reflected an earned return on rate base of 6.81%, resulting in an increase of $0.3 million in the formula rate plan revenues for 2023. Finally, the stipulation recommended approval of Entergy Mississippi’s proposed depreciation rates with those rates to be implemented upon request and approval at a later date. In June 2024 the MPSC approved the joint stipulation with rates effective in July 2024. The approval also included a reduction to the energy cost factor, resulting in a net bill decrease for a typical residential customer using 1,000 kWh per month. Also in June 2024, Entergy Mississippi recorded regulatory credits of $7.3 million to reflect the difference between interim rates placed in effect in April 2024 and the rates reflected in the joint stipulation.

Also, in May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with recently passed state legislation. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed its interim facilities rate adjustment report in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the City Council (Entergy New Orleans)

Retail Rates

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans seeks approval of a $12.6 million rate increase based on the formula set by the City Council in the 2018 rate case and approved again by the City Council in 2023. The formula would result in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. Following City Council review, the City Council’s advisors issued a report in July 2024 seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues in an aggregate amount of approximately $1.6 million for electric and gas together due to alleged errors. The City Council’s advisors’ report began a 35-day period to resolve any disputes among the parties regarding the formula rate plan. Resulting rates will be effective with the first billing cycle of September 2024 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2022 Base Rate Case

As discussed in the Form 10-K, in August 2023 the PUCT issued an order severing issues related to electric vehicle charging infrastructure in the 2022 base rate case proceeding to a separate proceeding. In December 2023 the PUCT referred the separate proceeding to resolve the issues related to electric vehicle charging infrastructure to the State Office of Administrative Hearings. A hearing on the merits was held in April 2024. In June 2024 the ALJ with the State Office of Administrative Hearings issued a proposal for decision concluding that it is appropriate for a vertically integrated electric utility, and Entergy Texas specifically, to own vehicle-charging facilities or other transportation electrification and charging infrastructure and recommending that both of Entergy Texas’s proposed transportation electrification riders be approved. A PUCT decision is expected in third quarter 2024.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2024, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.3 million annually based on its capital invested in distribution between January 1, 2022 and March 31, 2024. The PUCT adopted a procedural schedule in July 2024. A PUCT decision is expected in third quarter 2024.

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

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth District and the court granted the motion to expedite. Briefing to the United States Court of Appeals for the Eighth District concluded in July 2024. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024.

MSS-4 Replacement Tariff – Net Operating Loss Carryforward Proceeding

In January 2021, pursuant to section 205 of the Federal Power Act, Entergy Services filed an amendment to the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity between the Utility operating companies, in order to provide for the inclusion of specified accumulated deferred income taxes, including net operating loss carryforward accumulated deferred income taxes (NOLC ADIT), in the rate for sales of energy among the Utility operating companies on a prospective basis. In March 2021, the FERC accepted the filing, subject to refund and hearing procedures.

In October 2021 the LPSC filed a complaint with the FERC alleging that Entergy Services improperly excluded NOLC ADIT from MSS-4 replacement tariff rates in the period before March 20, 2021. The LPSC argued that sales from Entergy Louisiana to Entergy Texas and Entergy New Orleans were charged at rates lower than they otherwise should have been, and it accordingly seeks surcharges for the period prior to March 20, 2021. The FERC set the complaint for hearing procedures and subsequently the hearing for this complaint proceeding was consolidated with the hearing procedures for Entergy Services’ January 2021 NOLC ADIT filing.

Testimony was filed by parties in 2023, and the hearing before a FERC ALJ was concluded in February 2024. In June 2024, the FERC ALJ issued an initial decision addressing three major issues: (1) whether Entergy Services’ proposed prospective inclusion and allocation of NOLC ADIT in MSS-4 replacement tariff rates using a modified with-and-without methodology is just and reasonable; (2) whether Entergy Services correctly calculated excess and deficient accumulated deferred income taxes in accordance with the terms of a prior settlement; and (3) whether NOLC ADIT should have been included in MSS-4 replacement tariff rates prior to the effective date of the January 2021 MSS-4 replacement tariff filing.

With respect to issues (1) and (2), the presiding ALJ concluded that Entergy Services’ proposed methodology for allocating and including NOLC ADIT in MSS-4 replacement tariff rates was just and reasonable and that Entergy Services correctly performed the excess and deficient accumulated deferred income taxes calculations. With respect to issue (3), however, the presiding ALJ agreed with the LPSC that NOLC ADIT should have been included in MSS-4 replacement tariff rates since September 1, 2016, and as a result, the presiding ALJ ordered that Entergy Louisiana and Entergy Arkansas recalculate bills for the period of September 1, 2016 through November 11, 2023 with surcharges expected to be due to those operating companies from the purchasing operating companies, Entergy New Orleans, Entergy Texas, and Entergy Louisiana (for some Entergy Arkansas sales). The presiding ALJ also ordered Entergy Services to pay the interest owed to Entergy Louisiana on these surcharges.

The surcharge methodology that the presiding ALJ recommended in connection with issue (3) was not supported by any participant in the hearing. As part of their exceptions to the initial decision, all parties to the proceeding opposed the use of the ALJ’s methodology, except for the FERC trial staff, which took no position. During the hearing, the LPSC and the FERC trial staff advocated that the alleged tariff violation should be remedied by the application of Entergy Services’ January 2021 proposed methodology. All other parties, including the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
PUCT, the City Council, and Entergy Services, opposed any surcharges for the period prior to the March 20, 2021 effective date of the January 2021 filing.

Entergy Services disputes the presiding ALJ's rulings on issue (3) and filed exceptions to these rulings in July 2024. The ALJ's initial decision is not binding on the FERC and is an interim step in the hearing process. No refunds will be owed in connection with this proceeding unless and until the FERC requires them in a final order.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC (or on appeal from the FERC to the United States Court of Appeals for the Fifth Circuit), including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC and the APSC and approved by the FERC. A settlement has been reached with the City Council and is pending FERC approval, as described in “System Energy Settlement with the City Council” below. An agreement in principle has been reached with the LPSC staff, as described in “System Energy Settlement with the LPSC” below. If the settlement with the City Council is approved by the FERC and the settlement with the LPSC staff is approved by the LPSC and the FERC, it would resolve all significant aspects of these pending complaints. The following are updates to the discussion in the Form 10-K.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the FERC’s Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $25.3 million, which includes interest through June 30, 2024, and the estimated resulting annual rate reduction would be approximately $15 million. As a result of the settlement agreements with the MPSC and the APSC, both the estimated refund and rate reduction exclude Entergy Mississippi's and Entergy Arkansas’s portions. See “System Energy Settlement with the MPSC” in the Form 10-K and see “System Energy Settlement with the APSC” below and in the Form 10-K for discussion of the settlements. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiated a sixty-day period in which aggrieved parties could petition for federal appellate court review of the underlying FERC orders; however, the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

In August 2023 the FERC issued an order addressing arguments raised on rehearing and partially setting aside the prior order (rehearing order). The rehearing order addresses rehearing requests that were filed in January 2023 separately by System Energy and the LPSC, the APSC, and the City Council.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In December 2023 the United States Court of Appeals for the Fifth Circuit lifted the abeyance on the consolidated System Energy appeals, and it also consolidated the LPSC’s appeal with the System Energy appeals. In March 2024, separate petition briefs were filed by System Energy and by the LPSC. Also in March 2024, the City Council filed an intervenor brief supporting the LPSC. In June 2024 counsel for the FERC filed the respondent’s brief, arguing that the FERC’s August 2023 rehearing order concerning the sale-leaseback and depreciation rate remedy issues should be affirmed and arguing that the dispute over the uncertain tax position issue is not yet ripe. In July 2024, System Energy and the LPSC each filed separate reply briefs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolved the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provided that System Energy would provide a black box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provided that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black box refund amount, then the black box refund for this settlement agreement shall not be incremental or in addition to the global black box refund amount. The settlement agreement addressed other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023 the FERC approved the settlement agreement. The refund provided for in the settlement agreement was included in the May 2023 service month bills under the Unit Power Sales Agreement.

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Louisiana and Entergy New Orleans would total approximately $69.9 million plus $97.8 million of interest through June 30, 2024. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

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

In March 2024 the United States Court of Appeals for the Fifth Circuit directed the FERC to respond to the LPSC’s petition. Also in March 2024, System Energy filed its response to the LPSC’s petition, in which it opposed the LPSC’s mandamus request on the compliance filing and took no position on the request for action on the return on equity and capital structure case. Later in March 2024, the FERC responded opposing both parts of the LPSC’s petition, and the LPSC filed an opposed motion for leave to answer and its answer to the FERC’s and System Energy’s responses. In July 2024 the Fifth Circuit held oral argument on the petition. During oral argument, the FERC’s counsel represented that the FERC intends to issue an order in the return on equity and capital structure proceeding by the end of the year. Later in July 2024 the Fifth Circuit issued an order denying the LPSC’s petition.

System Energy Settlement with the APSC

As discussed in the Form 10-K, in October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. System Energy, Entergy Arkansas, additional Entergy parties, and the APSC filed the settlement agreement and supporting materials with the FERC in November 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In December 2023 the FERC trial staff and the LPSC filed comments. The FERC trial staff commented that it “believes that the settlement is fair, and in the public interest,” and neither it nor the LPSC oppose the settlement. In December 2023 the remaining black box refund to Entergy Arkansas was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Energy’s balance sheet. In March 2024 the FERC approved the settlement “because it appears to be fair and reasonable and in the public interest.” System Energy paid the remaining black box refund of $92 million to Entergy Arkansas in May 2024.

System Energy Settlement with the City Council

In April 2024, System Energy, Entergy New Orleans, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the City Council to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. In May 2024, System Energy, Entergy New Orleans, additional named Entergy parties, and the City Council filed the settlement agreement and supporting materials with the FERC. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. As discussed above and in Note 2 to the financial statements in the Form 10-K, System Energy previously settled with the MPSC and the APSC with respect to these complaints before the FERC. Entergy Mississippi and Entergy Arkansas have nearly 65% of System Energy’s share of Grand Gulf’s output, after purchases from affiliates are considered. The settlements with the APSC, the MPSC, and the City Council represent almost 85% of System Energy’s share of the output of Grand Gulf.

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

In addition to the black box refund of $116 million described above, beginning with the June 2024 service month, the settlement provides for Entergy New Orleans’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy Settlement with the LPSC

In July 2024, System Energy and the LPSC staff reached a settlement in principle to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. The settling parties intend to file the settlement for approval by the FERC following the LPSC’s approval of the settlement.

The terms of the settlement with the LPSC staff align with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022, between System Energy and the APSC in November 2023, and between System Energy and the City Council in April 2024. The settlement in principle provides for Entergy Louisiana to receive a black box refund of $95 million from System Energy, inclusive of approximately $15 million already received by Entergy Louisiana from System Energy. In June 2024 the remaining $80 million black box refund to Entergy Louisiana was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Entergy’s balance sheet.

In addition to the black box refund of $95 million described above, beginning with the September 2024 service month, the settlement provides for Entergy Louisiana’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.
System Energy Regulatory Liability for Pending Complaints

As discussed in the Form 10-K, System Energy had recorded a regulatory liability related to complaints against System Energy, which was consistent with the settlement agreements reached with the MPSC and the APSC, taking into account amounts already or expected to be refunded. System Energy’s remaining regulatory liability related to complaints against System Energy as of December 31, 2023 was $178 million. As discussed above in “System Energy Settlement with the City Council,” in first quarter 2024 the $98 million black box refund to Entergy New Orleans was reclassified from the regulatory liability to accounts payable - associated companies on System Energy’s balance sheet. As discussed above in “System Energy Settlement with the LPSC,” in second quarter 2024 the $80 million black box refund to Entergy Louisiana was reclassified from the regulatory liability to accounts payable - associated companies on System Energy’s balance sheet.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Pension Costs Amendment Proceeding

As discussed in the Form 10-K, in October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in the rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Energy’s proposed amendments with an effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. In October 2023, System Energy filed direct testimony in support of its proposed amendments. Under the procedural schedule, testimony was filed through April 2024, and the hearing occurred from late May through early June 2024. The presiding ALJ’s initial decision is expected in September 2024.

Storm Cost Recovery Filings with Retail Regulators

See Note 2 to the financial statements in the Form 10-K for discussion regarding storm cost recovery filings. The following is an update to that discussion.

Entergy Mississippi

As discussed in the Form 10-K, Entergy Mississippi had approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeded $15 million, the collection of the storm damage provision ceased until such time that the accumulated storm damage provision became less than $10 million.

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

The Mississippi Public Utilities Staff reviewed the storm-related costs submitted by Entergy Mississippi and found them prudent. In June 2024 the MPSC considered and unanimously granted the relief sought by Entergy Mississippi. The new combined storm damage mitigation and restoration rider became effective with the July 2024 billing cycle. Additionally, Entergy Mississippi made a compliance filing to cease billing under the existing vegetation management rider schedule as of the same billing cycle.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy’s basic and diluted earnings per share calculations for the three and six months ended June 30, 2024 and 2023, included on the consolidated income statements:

	For the Three Months Ended June 30,
	2024		2023
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$51,732		$392,014
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	2,810		770
Net income attributable to Entergy Corporation	$48,922		$391,244
Basic shares and earnings per average common share	213.6	$0.23	211.4	$1.85
Average dilutive effect of:
Stock options	0.3	—	0.3	—
Other equity plans	0.5	—	0.5	(0.01)
Diluted shares and earnings per average common shares	214.4	$0.23	212.2	$1.84

	For the Six Months Ended June 30,
	2024		2023
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$128,268		$704,312
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	4,065		2,133
Net income attributable to Entergy Corporation	$124,203		$702,179
Basic shares and earnings per average common share	213.4	$0.58	211.4	$3.32
Average dilutive effect of:
Stock options	0.3	—	0.3	—
Other equity plans	0.5	—	0.5	(0.01)
Diluted shares and earnings per average common shares	214.2	$0.58	212.2	$3.31

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1,448,982 options for the three months ended June 30, 2024 and 1,315,567 options for the three months ended June 30, 2023. The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1,471,220 options for the six months ended June 30, 2024 and 1,248,743 options for the six months ended June 30, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $1.13 for the three months ended June 30, 2024 and $1.07 for the three months ended June 30, 2023. Dividends declared per common share were $2.26 for the six months ended June 30, 2024 and $2.14 for the six months ended June 30, 2023.

Equity Distribution Program

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. The following are updates to that discussion.

In May 2024, Entergy Corporation entered into an amendment to the equity distribution sales agreement for its at the market equity distribution program wherein it increased by an additional $1 billion the aggregate gross sales price authorized under the at the market equity distribution program from $2 billion to $3 billion and added additional agents, forward purchasers, and forward sellers. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $3 billion. As of June 30, 2024, an aggregate gross sales price of approximately $2 billion has been sold under the at the market equity distribution program.

During the six months ended June 30, 2024 and 2023, there were no shares of common stock issued under the at the market equity distribution program.

In March 2024, Entergy Corporation entered into two separate forward sale agreements for 284,922 shares and 1,160,415 shares of common stock, respectively. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy Corporation to, at its election prior to May 30, 2025, either (i) physically settle the transactions by issuing the total of 284,922 shares and 1,160,415 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the applicable agreement (initially approximately $101.92 and $101.74 per share, respectively) or (ii) net settle the applicable transaction in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the applicable agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 284,922 shares and 1,160,415 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $29.3 million and $119.2 million, respectively. In connection with the sales of these shares, Entergy Corporation paid the forward seller fees of approximately $0.3 million and $1.2 million, respectively, which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

In May 2024, Entergy Corporation entered into two separate forward sale agreements for 1,278,416 shares and 1,233,235 shares of common stock, respectively. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy Corporation to, at its election prior to July 31, 2025, either (i) physically settle the transactions by issuing the total of 1,278,416 shares and 1,233,235 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the applicable agreement (initially approximately $110.32 and $107.93 per share, respectively) or (ii) net settle the applicable transaction in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the applicable agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 1,278,416 shares and 1,233,235 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $142.4 million and $134.4 million, respectively. In connection with the sales of these shares, Entergy Corporation paid the forward

Entergy Corporation and Subsidiaries
Notes to Financial Statements
seller fees of approximately $1.4 million and $1.3 million, respectively, which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

In June 2024, Entergy Corporation entered into a forward sale agreement for 1,070,003 shares of common stock. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlement of the equity forward sale agreement occurs. The forward sale agreement requires Entergy Corporation to, at its election prior to July 31, 2025, either (i) physically settle the transaction by issuing the total of 1,070,003 shares of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $106.12 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 1,070,003 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $114.5 million. In connection with the sale of these shares, Entergy Corporation paid the forward seller fees of approximately $1.1 million which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements occurs, earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. For the three months ended June 30, 2024 and 2023, 1,094,239 shares and 156,101 shares, respectively, under current and then-outstanding forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive. For the six months ended June 30, 2024 and 2023, 1,502,247 and 78,050 shares, respectively, under current and then-outstanding forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the six months ended June 30, 2024, Entergy Corporation reissued 10,757 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2024.

Retained Earnings

On July 26, 2024, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.13 per share, payable on September 3, 2024 to holders of record as of August 13, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, April 1,	($166,128)	($189,727)

Amounts reclassified from accumulated other comprehensive income (loss)	246,489	(3,292)
Net other comprehensive income (loss) for the period	246,489	(3,292)

Ending balance, June 30,	$80,361	($193,019)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, January 1,	($162,460)	($191,754)

Amounts reclassified from accumulated other comprehensive income (loss)	242,821	(1,265)
Net other comprehensive income (loss) for the period	242,821	(1,265)

Ending balance, June 30,	$80,361	($193,019)

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended June 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, April 1,	$52,774	$54,584

Amounts reclassified from accumulated other comprehensive income	(2,023)	(1,773)
Net other comprehensive loss for the period	(2,023)	(1,773)

Ending balance, June 30,	$50,751	$52,811

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the six months ended June 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, January 1,	$54,798	$55,370

Amounts reclassified from accumulated other comprehensive income	(4,047)	(2,559)
Net other comprehensive loss for the period	(4,047)	(2,559)

Ending balance, June 30,	$50,751	$52,811

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$3,473	$3,398	(a)
Amortization of net gain	1,641	1,633	(a)
Settlement loss	(316,974)	(674)	(a)
Total amortization and settlement loss	(311,860)	4,357
Income taxes	65,371	(1,065)	Income taxes
Total amortization and settlement loss (net of tax)	($246,489)	$3,292

Total reclassifications for the period (net of tax)	($246,489)	$3,292

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$6,946	$6,795	(a)
Amortization of net gain	3,037	3,295	(a)
Settlement loss	(316,974)	(8,490)	(a)
Total amortization and settlement loss	(306,991)	1,600
Income taxes	64,170	(335)	Income taxes
Total amortization and settlement loss (net of tax)	($242,821)	$1,265

Total reclassifications for the period (net of tax)	($242,821)	$1,265

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended June 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$1,136	$951	(a)
Amortization of net gain	1,632	1,564	(a)
Settlement loss	—	(89)	(a)
Total amortization and settlement loss	2,768	2,426
Income taxes	(745)	(653)	Income taxes
Total amortization and settlement loss (net of tax)	2,023	1,773

Total reclassifications for the period (net of tax)	$2,023	$1,773

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the six months ended June 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$2,272	$1,902	(a)
Amortization of net gain	3,266	3,129	(a)
Settlement loss	—	(1,529)	(a)
Total amortization and settlement loss	5,538	3,502
Income taxes	(1,491)	(943)	Income taxes
Total amortization and settlement loss (net of tax)	4,047	2,559

Total reclassifications for the period (net of tax)	$4,047	$2,559

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  As there were no borrowings under the facility for the six months ended June 30, 2024, the estimated interest rate as of June 30, 2024 that would have been applied to outstanding borrowings under the facility was 6.94%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of June 30, 2024:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,000	$—	$4	$2,996

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of June 30, 2024, Entergy Corporation had $932.4 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2024 was 5.67%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2024 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2024	Letters of Credit Outstanding as of June 30, 2024
Entergy Arkansas	April 2026	$25 million (b)	7.29%	$—	$—
Entergy Arkansas	June 2029	$300 million (c)	6.57%	$—	$—
Entergy Louisiana	June 2029	$400 million (c)	6.69%	$—	$—
Entergy Mississippi	June 2029	$300 million (c)	6.57%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	7.07%	$—	$—
Entergy Texas	June 2029	$300 million (c)	6.69%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of June 30, 2024 that would have been applied to outstanding borrowings under the facility.
(b)Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.
(c)The credit facility includes fronting commitments for the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $5 million for Entergy Mississippi; $10 million for Entergy New Orleans; and $30 million for Entergy Texas.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2024:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2024 (a) (b)
Entergy Arkansas	$25 million	0.78%	$12.4 million
Entergy Louisiana	$125 million	0.78%	$20.7 million
Entergy Mississippi	$65 million	0.78%	$41.1 million
Entergy New Orleans	$15 million	1.625%	$0.5 million
Entergy Texas	$80 million	1.250%	$79.7 million

(a)As of June 30, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $1.0 million for Entergy Arkansas, $0.7 million for Entergy Louisiana, $0.6 million for Entergy Mississippi, and $0.4 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of June 30, 2024, the letters of credit issued for Entergy Mississippi include $30.9 million in MISO letters of credit and $10.2 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have FERC-

Entergy Corporation and Subsidiaries
Notes to Financial Statements
authorized short-term borrowing limits effective through April 2025. The FERC-authorized short-term borrowing limit for System Energy is effective through March 2025. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2024 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$40
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2024. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of June 30, 2024, $139 million in cash borrowings were outstanding under the credit facility.  The weighted-average interest rate for the six months ended June 30, 2024 was 6.95% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of June 30, 2024:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2024
		(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	6.44%	$—
Entergy Louisiana River Bend VIE	June 2027	$105	6.43%	$27.9
Entergy Louisiana Waterford VIE	June 2027	$105	6.43%	$26.5
System Energy VIE	June 2027	$120	6.43%	$104.1

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

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of June 30, 2024 as follows:

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

As of June 30, 2024, Entergy Arkansas and Entergy Louisiana each has obtained financing authorization from the FERC that extends through April 2025 for issuances by its nuclear fuel company VIEs. System Energy has obtained financing authorization from the FERC that extends through March 2025 for issuances by its nuclear fuel company VIE.

Debt Issuances and Retirements

(Entergy Corporation)

In May 2024, Entergy Corporation issued $1.2 billion of junior subordinated debentures due December 2054. Entergy Corporation will pay interest at an annual rate of 7.125% through November 2029. Commencing on December 1, 2029, the annual rate will equal the five-year treasury rate as of the most recent reset interest determination date plus 2.67%. Entergy Corporation used the proceeds to repay a portion of outstanding commercial paper and for general corporate purposes.

(Entergy Arkansas)

In May 2024, Entergy Arkansas issued $400 million of 5.45% Series mortgage bonds due June 2034 and $400 million of 5.75% Series mortgage bonds due June 2054. Entergy Arkansas used a portion of the proceeds, together with other funds, to repay, at maturity, its $375 million of 3.70% Series mortgage bonds due June 2024 and to repay borrowings from the Entergy system money pool. Entergy Arkansas expects to use the remaining proceeds, together with other funds, to repay a portion of the purchase price of each of Driver Solar, Walnut Bend Solar, and/or West Memphis Solar, and for general corporate purposes.

(Entergy Louisiana)

In March 2024, Entergy Louisiana issued $500 million of 5.35% Series mortgage bonds due March 2034 and $700 million of 5.70% Series mortgage bonds due March 2054. Entergy Louisiana used a portion of the proceeds, together with other funds, to repay in March 2024 debt outstanding under its long-term revolving credit facility and to repay in April 2024, prior to maturity, its $400 million of 5.40% Series mortgage bonds due November 2024. Entergy Louisiana expects to use the remaining proceeds, together with other funds, to repay, at or prior to maturity, its $1 billion of 0.95% Series mortgage bonds due October 2024, for capital expenditures, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Mississippi)

In May 2024, Entergy Mississippi issued $300 million of 5.85% Series mortgage bonds due June 2054. Entergy Mississippi used the proceeds, together with other funds, to repay in June 2024, prior to maturity, its $100 million of 3.75% Series mortgage bonds due July 2024, to repay debt incurred under its long-term revolving credit facility, to repay borrowings from the Entergy system money pool, and for general corporate purposes.

(Entergy New Orleans)

In April 2024, Entergy New Orleans entered into a bond purchase agreement related to the sale of $150 million of mortgage bonds to be issued in May 2024. In May 2024, Entergy New Orleans issued (1) $35 million of 6.25% Series mortgage bonds due June 2029, (2) $65 million of 6.41% Series mortgage bonds due June 2031, and (3) $50 million of 6.54% Series mortgage bonds due June 2034. Entergy New Orleans used the proceeds, together with other funds, to repay, at maturity, its $85 million unsecured term loan due June 2024 and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of June 30, 2024 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$27,818,164	$24,689,579
Entergy Arkansas	$5,094,160	$4,470,941
Entergy Louisiana	$10,188,393	$8,964,781
Entergy Mississippi	$2,426,614	$2,093,565
Entergy New Orleans	$736,476	$695,029
Entergy Texas	$3,216,909	$2,823,011
System Energy	$822,762	$782,228

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of December 31, 2023 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$25,107,896	$22,489,174
Entergy Arkansas	$4,673,080	$4,166,941
Entergy Louisiana	$9,420,689	$8,414,512
Entergy Mississippi	$2,229,510	$1,969,334
Entergy New Orleans	$677,450	$602,716
Entergy Texas	$3,225,092	$2,936,130
System Energy	$738,459	$696,168

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

Stock Options

In January 2024 the Board approved and Entergy granted long-term incentive awards in the form of options on 352,199 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $18.61 per option.  As of June 30, 2024, there were options on 2,599,829 shares of common stock outstanding with a weighted-average exercise price of $101.84.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2024.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2024 was $25.7 million.

The following table includes financial information for stock options for the three months ended June 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.1	$1.1
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.6

The following table includes financial information for stock options for the six months ended June 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.2	$2.1
Tax benefit recognized in Entergy’s consolidated net income	$0.6	$0.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.0	$1.1

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

The performance units represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance

Entergy Corporation and Subsidiaries
Notes to Financial Statements
period on the number of performance units earned. To emphasize the importance of environmental stewardship, specifically of carbon-free generation and resilience, an environmental achievement measure was selected as one of the performance measures for the 2024-2026 performance period. Performance will be based eighty percent on relative total shareholder return and twenty percent on the environmental achievement measure.  The performance units were granted on January 25, 2024 and eighty percent were valued at $124.65 per share based on various factors, primarily market conditions; and twenty percent were valued at $99.08 per share, the closing price of Entergy Corporation’s common stock on that date.  Performance units have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period, and compensation cost for the portion of the award based on the selected environmental achievement measure will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$9.8	$10.1
Tax benefit recognized in Entergy’s consolidated net income	$2.5	$2.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.6	$4.4

The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$19.7	$17.8
Tax benefit recognized in Entergy’s consolidated net income	$5.0	$4.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$9.1	$7.6

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the second quarters of 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$23,370	$25,366
Interest cost on projected benefit obligation	65,961	74,033
Expected return on assets	(89,506)	(95,752)
Recognized net loss	14,854	21,307
Settlement charges	325,253	7,246
Net pension costs	$339,932	$32,200

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s qualified pension costs, including amounts capitalized, for the six months ended June 30, 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$46,746	$51,044
Interest cost on projected benefit obligation	136,587	149,734
Expected return on assets	(185,486)	(193,885)
Recognized net loss	29,974	43,654
Settlement charges	325,253	145,674
Net pension cost	$353,074	$196,221

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the second quarters of 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,100	$5,551	$1,284	$440	$962	$1,383
Interest cost on projected benefit obligation	13,217	13,961	3,521	1,569	2,831	3,386
Expected return on assets	(18,155)	(19,447)	(5,113)	(2,203)	(4,077)	(4,633)
Recognized net loss	5,746	2,602	1,140	470	393	1,162
Settlement charges	—	—	—	—	—	611
Net pension cost	$4,908	$2,667	$832	$276	$109	$1,909

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,661	$6,199	$1,456	$487	$1,090	$1,445
Interest cost on projected benefit obligation	13,917	14,944	3,824	1,669	3,162	3,435
Expected return on assets	(17,878)	(18,766)	(4,635)	(2,310)	(4,023)	(4,501)
Recognized net loss	5,763	4,992	1,627	484	1,059	1,274
Settlement charges	1,784	2,232	88	7	592	490
Net pension cost	$8,247	$9,601	$2,360	$337	$1,880	$2,143

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the six months ended June 30, 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$8,199	$11,102	$2,568	$880	$1,923	$2,767
Interest cost on projected benefit obligation	26,434	27,922	7,042	3,138	5,662	6,777
Expected return on assets	(36,310)	(38,894)	(10,226)	(4,407)	(8,154)	(9,281)
Recognized net loss	11,492	5,204	2,280	940	786	2,327
Settlement charges	—	—	—	—	—	611
Net pension cost	$9,815	$5,334	$1,664	$551	$217	$3,201

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$9,410	$12,479	$2,938	$978	$2,197	$2,912
Interest cost on projected benefit obligation	28,197	30,323	7,754	3,384	6,404	6,963
Expected return on assets	(35,954)	(37,999)	(9,519)	(4,577)	(8,175)	(9,039)
Recognized net loss	12,732	9,956	3,392	997	2,049	2,735
Settlement charges	23,958	38,230	11,743	1,700	10,270	5,290
Net pension cost	$38,343	$52,989	$16,308	$2,482	$12,745	$8,861

Non-Qualified Net Pension Cost

Entergy recognized $2.7 million and $8.8 million in pension cost for its non-qualified pension plans for the second quarters of 2024 and 2023, respectively. For the second quarter of 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan. Included in the pension cost for non-qualified pension plans for the second quarter of 2023 were settlement charges of $4.6 million related to the payment of lump sum benefits out of the plans. Entergy recognized $5.4 million and $18 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan. Included in the pension cost non-qualified pension plans for the six months ended June 30, 2023 were settlement charges of $9.3 million related to the payment of lump sum benefits out of the plans.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the second quarters of 2024 and 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$68	$51	$83	$31	$62
2023	$63	$25	$87	$33	$63

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the six months ended June 30, 2024 and 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$136	$102	$166	$61	$124
2023	$513	$52	$639	$66	$126

For the second quarters of 2024 and 2023, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. For the six months ended June 30, 2024, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. For the six months ended June 30, 2023, there were settlement charges of $379 thousand and $453 thousand for Entergy Arkansas and Entergy Mississippi, respectively, included in the non-qualified pension costs above related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s other postretirement benefits income, including amounts capitalized, for the second quarters of 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$3,126	$3,664
Interest cost on accumulated postretirement benefit obligation (APBO)	9,852	10,568
Expected return on assets	(10,569)	(9,183)
Amortization of prior service credit	(5,720)	(5,640)
Recognized net gain	(2,761)	(2,862)
Net other postretirement benefits income	($6,072)	($3,453)

Entergy’s other postretirement benefits income, including amounts capitalized, for the six months ended June 30, 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$6,252	$7,328
Interest cost on accumulated postretirement benefit obligation (APBO)	19,704	21,136
Expected return on assets	(21,138)	(18,366)
Amortization of prior service credit	(11,440)	(11,280)
Recognized net gain	(5,522)	(5,724)
Net other postretirement benefits income	($12,144)	($6,906)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the second quarters of 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$642	$700	$184	$51	$168	$175
Interest cost on APBO	1,833	1,999	486	253	603	398
Expected return on assets	(4,384)	—	(1,372)	(1,479)	(2,539)	(728)
Amortization of prior service cost (credit)	524	(1,136)	(239)	(229)	(1,093)	(73)
Recognized net (gain) loss	—	(1,738)	15	19	148	—
Net other postretirement benefits income	($1,385)	($175)	($926)	($1,385)	($2,713)	($228)

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$741	$845	$220	$59	$202	$189
Interest cost on APBO	2,001	2,233	543	290	649	432
Expected return on assets	(3,778)	—	(1,179)	(1,316)	(2,194)	(634)
Amortization of prior service cost (credit)	524	(951)	(239)	(229)	(1,093)	(73)
Recognized net (gain) loss	43	(1,764)	21	117	229	—
Net other postretirement benefits (income) cost	($469)	$363	($634)	($1,079)	($2,207)	($86)

The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the six months ended June 30, 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,284	$1,400	$368	$102	$336	$350
Interest cost on APBO	3,666	3,998	972	506	1,206	796
Expected return on assets	(8,768)	—	(2,744)	(2,958)	(5,078)	(1,456)
Amortization of prior service cost (credit)	1,048	(2,272)	(478)	(458)	(2,186)	(146)
Recognized net (gain) loss	—	(3,476)	30	38	296	—
Net other postretirement benefits income	($2,770)	($350)	($1,852)	($2,770)	($5,426)	($456)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,482	$1,690	$440	$118	$404	$378
Interest cost on APBO	4,002	4,466	1,086	580	1,298	864
Expected return on assets	(7,556)	—	(2,358)	(2,632)	(4,388)	(1,268)
Amortization of prior service cost (credit)	1,048	(1,902)	(478)	(458)	(2,186)	(146)
Recognized net (gain) loss	86	(3,528)	42	234	458	—
Net other postretirement benefits (income) cost	($938)	$726	($1,268)	($2,158)	($4,414)	($172)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2024 and 2023:

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,513	($40)	$3,473
Amortization of net gain (loss)	(894)	2,615	(80)	1,641
Settlement loss	(316,974)	—	—	(316,974)
	($317,868)	$6,128	($120)	($311,860)
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(104)	1,738	(2)	1,632
	($104)	$2,874	($2)	$2,768

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,510	($112)	$3,398
Amortization of net gain (loss)	(1,104)	2,897	(160)	1,633
Settlement loss	(310)	—	(364)	(674)
	($1,414)	$6,407	($636)	$4,357
Entergy Louisiana
Amortization of prior service credit	$—	$951	$—	$951
Amortization of net gain (loss)	(200)	1,764	—	1,564
Settlement loss	(89)	—	—	(89)
	($289)	$2,715	$—	$2,426

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2024 and 2023:

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$7,026	($80)	$6,946
Amortization of net gain (loss)	(2,033)	5,230	(160)	3,037
Settlement loss	(316,974)	—	—	(316,974)
	($319,007)	$12,256	($240)	($306,991)
Entergy Louisiana
Amortization of prior service credit	$—	$2,272	$—	$2,272
Amortization of net gain (loss)	(208)	3,476	(2)	3,266
	($208)	$5,748	($2)	$5,538

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$7,020	($225)	$6,795
Amortization of net gain (loss)	(2,144)	5,796	(357)	3,295
Settlement loss	(6,957)	—	(1,533)	(8,490)
	($9,101)	$12,816	($2,115)	$1,600
Entergy Louisiana
Amortization of prior service credit	$—	$1,902	$—	$1,902
Amortization of net gain (loss)	(398)	3,528	(1)	3,129
Settlement loss	(1,529)	—	—	(1,529)
	($1,927)	$5,430	($1)	$3,502

Accounting for Pension and Other Postretirement Benefits

In accordance with accounting standards, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income.

Qualified Pension Settlement Costs

In May 2024, Entergy Corporation entered into a commitment agreement by and between Entergy Corporation, Newport Trust Company, LLC, as independent fiduciary of Entergy Corporation Retirement Plan II for Non-Bargaining Employees, Entergy Corporation Retirement Plan II for Bargaining Employees, Entergy Corporation Retirement Plan III, and Entergy Corporation Retirement Plan IV for Bargaining Employees (the Pension Plans), and the Metropolitan Life Insurance Company (MetLife), under which the Pension Plans purchased a nonparticipating single premium group annuity contract from MetLife to settle approximately $1.157 billion of benefit liabilities of the Pension Plans.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The group annuity contract primarily covers a population that includes approximately 3,400 non-utility business retirees, joint annuitants, beneficiaries, and alternate payees who commenced benefit payments from the Pension Plans on or before March 1, 2024 (Transferred Participants). MetLife irrevocably guarantees and assumes the sole obligation to make future monthly pension benefit payments to the Transferred Participants as provided under its group annuity contract, with direct payments beginning September 1, 2024. The aggregate amount of each Transferred Participant’s payment under the group annuity contract will be equal to the amount of each individual’s payment under the Pension Plans.

The purchase of the group annuity contract was funded directly by assets of the Pension Plans. The transferred pension liability required no additional funding prior to transfer, as the liability was fully funded. As a result of the transaction, Entergy recognized a one-time non-cash pension settlement charge in the second quarter of 2024 of $325 million, of which $8 million was recorded at Utility, as described below, and $317 million was recorded at Parent & Other. The $317 million settlement charge at Parent & Other is reflected in Miscellaneous - net in Other income (deductions) on the consolidated income statements.

For the six months ended June 30, 2023, lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees exceeded the sum of the Plans’ 2023 service and interest cost, resulting in settlement costs. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy each participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees and incurred settlement costs.

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

See Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Employer Contributions

Based on current assumptions, Entergy expects to contribute $270 million to its qualified pension plans in 2024.  As of June 30, 2024, Entergy had contributed $111.4 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2024 pension contributions	$55,112	$48,401	$14,980	$4,931	$8,272	$16,650
Pension contributions made through June 2024	$22,784	$19,862	$7,240	$1,499	$3,037	$6,666
Remaining estimated pension contributions to be made in 2024	$32,328	$28,539	$7,740	$3,432	$5,235	$9,984

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

Entergy’s segment financial information for the second quarters of 2024 and 2023 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2024
Operating revenues	$2,941,404	$12,227	($11)	$2,953,620
Income taxes	$113,017	($79,383)	$—	$33,634
Consolidated net income (loss)	$443,319	($312,702)	($78,885)	$51,732
2023
Operating revenues	$2,818,747	$27,287	($8)	$2,846,026
Income taxes	$144,489	($9,693)	$—	$134,796
Consolidated net income (loss)	$514,498	($40,559)	($81,925)	$392,014

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s segment financial information for the six months ended June 30, 2024 and 2023 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2024
Operating revenues	$5,713,577	$34,703	($32)	$5,748,248
Income taxes	$147,565	($92,938)	$—	$54,627
Consolidated net income (loss)	$639,299	($352,585)	($158,446)	$128,268
Total assets as of June 30, 2024	$66,945,968	$925,848	($5,105,519)	$62,766,297
2023
Operating revenues	$5,766,738	$60,358	($11)	$5,827,085
Income taxes	$78,363	($22,542)	$—	$55,821
Consolidated net income (loss)	$912,664	($70,953)	($137,399)	$704,312
Total assets as of December 31, 2023	$63,887,038	$836,598	($5,020,240)	$59,703,396

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of June 30, 2024 is 9 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of June 30, 2024 is 10,988,500 MMBtu for Entergy and Entergy Mississippi. As of June 30, 2024, Entergy Louisiana and Entergy New Orleans had no outstanding natural gas swaps or options. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2024, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2024 through May 31, 2025. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2024 is 133,533 GWh for Entergy, including 31,900 GWh for Entergy Arkansas, 57,200 GWh for Entergy Louisiana, 19,179 GWh for Entergy Mississippi, 5,469 GWh for Entergy New Orleans, and 19,448 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations business is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of June 30, 2024 and December 31, 2023. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of June 30, 2024 and for Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2024
Assets:
Financial transmission rights	Prepayments and other	$49	$—	$49

Liabilities:
Natural gas swaps and options	Other current liabilities	$2	$—	$2

2023
Assets:
Financial transmission rights	Prepayments and other	$21	$—	$21

Liabilities:
Natural gas swaps and options	Other current liabilities	$11	$—	$11

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit in the amount of $3 million posted as of June 30, 2024 and $2 million posted as of December 31, 2023

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2024 and 2023 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2024
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$3
Financial transmission rights	Purchased power expense	(b)	$47

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$32

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2024 and 2023 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2024
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	Purchased power expense	(b)	$100

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($38)
Financial transmission rights	Purchased power expense	(b)	$48

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of June 30, 2024 and December 31, 2023 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2024
Assets:
Financial transmission rights	Prepayments and other	$16.1	$—	$16.1	Entergy Arkansas
Financial transmission rights	Prepayments and other	$19.9	($0.1)	$19.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$3.6	$—	$3.6	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.6	$—	$2.6	Entergy New Orleans
Financial transmission rights	Prepayments and other	$6.6	$—	$6.6	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$1.5	$—	$1.5	Entergy Mississippi

2023
Assets:
Financial transmission rights	Prepayments and other	$6.0	$—	$6.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$9.8	$—	$9.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.4	$—	$1.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	$—	$1.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.7	($0.3)	$2.4	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$0.4	$—	$0.4	Entergy Louisiana
Natural gas swaps	Other current liabilities	$10.1	$—	$10.1	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.6	$—	$0.6	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of June 30, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $1.0 million for Entergy Arkansas, $0.7 million for Entergy Louisiana, $0.6 million for Entergy Mississippi,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and $0.4 million for Entergy Texas. As of December 31, 2023, letters of credit posted with MISO covered financial transmission rights exposure of $1.2 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, $0.3 million for Entergy Mississippi, and $0.1 million for Entergy Texas.

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended June 30, 2024 and 2023 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.0)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$12.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$25.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$4.6	(b)	Entergy Texas

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$0.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$19.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.5	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.5	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the six months ended June 30, 2024 and 2023 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.3	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.5	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$38.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$41.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$4.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$12.1	(b)	Entergy Texas

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($5.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$29.8	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$8.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$28.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$4.2	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,272	$—	$—	$1,272
Decommissioning trust funds (a):
Equity securities	54	—	—	54
Debt securities	721	1,201	—	1,922
Common trusts (b)				3,289
Securitization recovery trust account	4	—	—	4
Storm reserve escrow accounts	333	—	—	333
Financial transmission rights	—	—	49	49
	$2,384	$1,201	$49	$6,923
Liabilities:
Gas hedge contracts	$2	$—	$—	$2

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$61	$—	$—	$61
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	611	1,159	—	1,770
Common trusts (b)				3,070
Securitization recovery trust account	8	—	—	8
Storm reserve escrow accounts	323	—	—	323
Financial transmission rights	—	—	21	21
	$1,027	$1,159	$21	$5,277
Liabilities:
Gas hedge contracts	$11	$—	$—	$11

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2024 and 2023:

	2024	2023
	(In Millions)
Balance as of April 1,	$9	$7
Total gains (losses) for the period
Included as a regulatory liability/asset	34	23
Issuances of financial transmission rights	53	42
Settlements	(47)	(32)
Balance as of June 30,	$49	$40

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2024 and 2023:

	2024	2023
	(In Millions)
Balance as of January 1,	$21	$19
Total gains (losses) for the period
Included as a regulatory liability/asset	75	27
Issuances of financial transmission rights	53	42
Settlements	(100)	(48)
Balance as of June 30,	$49	$40

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$772.2	$—	$—	$772.2
Decommissioning trust funds (a):
Equity securities	33.1	—	—	33.1
Debt securities	165.1	389.3	—	554.4
Common trusts (b)				935.0
Financial transmission rights	—	—	16.1	16.1
	$970.4	$389.3	$16.1	$2,310.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.1	$—	$—	$3.1
Decommissioning trust funds (a):
Equity securities	6.4	—	—	6.4
Debt securities	129.9	367.0	—	496.9
Common trusts (b)				910.7
Financial transmission rights	—	—	6.0	6.0
	$139.4	$367.0	$6.0	$1,423.1

Entergy Louisiana

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$185.3	$—	$—	$185.3
Decommissioning trust funds (a):
Equity securities	18.6	—	—	18.6
Debt securities	293.7	518.9	—	812.6
Common trusts (b)				1,461.0
Storm reserve escrow account	250.4	—	—	250.4
Financial transmission rights	—	—	19.8	19.8
	$748.0	$518.9	$19.8	$2,747.7

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.5	$—	$—	$0.5
Decommissioning trust funds (a):
Equity securities	14.6	—	—	14.6
Debt securities	271.7	516.4	—	788.1
Common trusts (b)				1,304.7
Storm reserve escrow account	243.8	—	—	243.8
Financial transmission rights	—	—	9.8	9.8
	$530.6	$516.4	$9.8	$2,361.5

Liabilities:
Gas hedge contracts	$0.4	$—	$—	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Mississippi

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.1	$—	$—	$3.1
Storm reserve escrow account	0.8	—	—	0.8
Financial transmission rights	—	—	3.6	3.6
	$3.9	$—	$3.6	$7.5

Liabilities:
Gas hedge contracts	$1.5	$—	$—	$1.5

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.6	$—	$—	$6.6
Storm reserve escrow account	0.7	—	—	0.7
Financial transmission rights	—	—	1.4	1.4
	$7.3	$—	$1.4	$8.7

Liabilities:
Gas hedge contracts	$10.1	$—	$—	$10.1

Entergy New Orleans

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.5	$—	$—	$6.5
Securitization recovery trust account	1.3	—	—	1.3
Storm reserve escrow account	81.7	—	—	81.7
Financial transmission rights	—	—	2.6	2.6
	$89.5	$—	$2.6	$92.1

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$2.4	$—	$—	$2.4
Storm reserve escrow account	78.7	—	—	78.7
Financial transmission rights	—	—	1.1	1.1
	$81.1	$—	$1.1	$82.2

Liabilities:
Gas hedge contracts	$0.6	$—	$—	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$124.9	$—	$—	$124.9
Securitization recovery trust account	2.3	—	—	2.3
Financial transmission rights	—	—	6.6	6.6
	$127.2	$—	$6.6	$133.8

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$20.5	$—	$—	$20.5
Securitization recovery trust account	5.2	—	—	5.2
Financial transmission rights	—	—	2.4	2.4
	$25.7	$—	$2.4	$28.1

System Energy

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.8	$—	$—	$30.8
Decommissioning trust funds (a):
Equity securities	2.0	—	—	2.0
Debt securities	262.3	292.3	—	554.6
Common trusts (b)				893.7
	$295.1	$292.3	$—	$1,481.1

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.7	$—	$—	$2.7
Debt securities	209.5	275.7	—	485.2
Common trusts (b)				854.4
	$212.2	$275.7	$—	$1,342.3

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$2.8	$4.1	$0.6	$0.5	$1.2
Issuances of financial transmission rights	17.6	21.6	3.9	2.8	7.3
Gains (losses) included as a regulatory liability/asset	7.7	19.1	1.2	2.6	2.7
Settlements	(12.0)	(25.0)	(2.1)	(3.3)	(4.6)
Balance as of June 30,	$16.1	$19.8	$3.6	$2.6	$6.6

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$6.0	$9.8	$1.4	$1.1	$2.4
Issuances of financial transmission rights	17.6	21.6	3.9	2.8	7.3
Gains (losses) included as a regulatory liability/asset	31.4	29.6	1.4	3.1	9.0
Settlements	(38.9)	(41.2)	(3.1)	(4.4)	(12.1)
Balance as of June 30,	$16.1	$19.8	$3.6	$2.6	$6.6

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

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2024 on equity securities still held as of June 30, 2024 were $78 million and $366 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of June 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$1,922	$10	$139

2023
Debt Securities	$1,770	$19	$134

Entergy Corporation and Subsidiaries
Notes to Financial Statements
As of June 30, 2024 and December 31, 2023, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,051 million as of June 30, 2024 and $1,885 million as of December 31, 2023.  As of June 30, 2024, available-for-sale debt securities had an average coupon rate of approximately 3.63%, an average duration of approximately 6.14 years, and an average maturity of approximately 10.44 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$453	$5	$134	$6
More than 12 months	949	134	999	128
Total	$1,402	$139	$1,133	$134

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$76	$82
1 year - 5 years	568	517
5 years - 10 years	575	504
10 years - 15 years	120	121
15 years - 20 years	186	179
20 years+	397	367
Total	$1,922	$1,770

During the three months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $161 million and $136 million, respectively.  During the three months ended June 30, 2024 and 2023, there were no gross gains and gross losses of $14 million and $8 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $330 million and $260 million, respectively.  During the six months ended June 30, 2024 and 2023, there were gross gains of $1 million in each period and gross losses of $20 million and $17 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$554.4	$1.9	$59.0

2023
Debt Securities	$496.9	$2.4	$53.6

The amortized cost of available-for-sale debt securities was $611.5 million as of June 30, 2024 and $548.1 million as of December 31, 2023.  As of June 30, 2024, the available-for-sale debt securities had an average coupon rate of approximately 2.92%, an average duration of approximately 5.80 years, and an average maturity of approximately 7.51 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2024 on equity securities still held as of June 30, 2024 were $21.7 million and $105.7 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$70.8	$1.1	$22.5	$0.4
More than 12 months	388.7	57.9	403.4	53.2
Total	$459.5	$59.0	$425.9	$53.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$43.5	$45.3
1 year - 5 years	156.3	132.2
5 years - 10 years	234.8	205.7
10 years - 15 years	31.7	39.9
15 years - 20 years	59.8	49.6
20 years+	28.3	24.2
Total	$554.4	$496.9

During the three months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $5.5 million and $0.9 million, respectively.  During the three months ended June 30, 2024, there were gross gains of $0.1 million and gross losses of $0.4 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the three months ended June 30, 2023, there were no gross gains and gross losses of $0.1 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $17.9 million and $16.6 million, respectively.  During the six months ended June 30, 2024, there were gross gains of $0.1 million and gross losses of $0.9 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the six months ended June 30, 2023, there were no gross gains and gross losses of $1.7 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$812.6	$4.6	$39.8

2023
Debt Securities	$788.1	$11.7	$37.4

The amortized cost of available-for-sale debt securities was $847.8 million as of June 30, 2024 and $813.9 million as of December 31, 2023.  As of June 30, 2024, the available-for-sale debt securities had an average coupon rate of approximately 4.03%, an average duration of approximately 6.36 years, and an average maturity of approximately 12.79 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2024 on equity securities still held as of June 30, 2024 were $42.3 million and $166.6 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A

Entergy Corporation and Subsidiaries
Notes to Financial Statements
relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$275.6	$2.7	$69.8	$0.9
More than 12 months	340.4	37.1	356.1	36.5
Total	$616.0	$39.8	$425.9	$37.4

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$27.3	$31.4
1 year - 5 years	189.2	181.6
5 years - 10 years	186.9	170.0
10 years - 15 years	79.8	70.2
15 years - 20 years	84.7	90.2
20 years+	244.7	244.7
Total	$812.6	$788.1

During the three months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale securities amounted to $62.5 million and $65.2 million, respectively.  During the three months ended June 30, 2024 and 2023, there were gross gains of $0.1 million in each period and gross losses of $4.8 million and $4 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale securities amounted to $110.9 million and $132.6 million, respectively.  During the six months ended June 30, 2024 and 2023, there were gross gains of $0.2 million and $0.5 million, respectively, and gross losses of $7.7 million and $9 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$554.6	$3.2	$40.2

2023
Debt Securities	$485.2	$4.5	$42.5

The amortized cost of available-for-sale debt securities was $591.6 million as of June 30, 2024 and $523.2 million as of December 31, 2023.  As of June 30, 2024, the available-for-sale debt securities had an average coupon rate of approximately 3.78%, an average duration of approximately 6.18 years, and an average maturity of approximately 10.03 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2024 on equity securities still held as of June 30, 2024 were $14.3 million and $93.3 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$106.8	$1.6	$42.1	$4.5
More than 12 months	219.8	38.6	239.1	38.0
Total	$326.6	$40.2	$281.2	$42.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$5.4	$5.3
1 year - 5 years	222.1	203.4
5 years - 10 years	153.5	128.6
10 years - 15 years	8.1	10.7
15 years - 20 years	41.0	38.8
20 years+	124.5	98.4
Total	$554.6	$485.2

During the three months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $93.5 million and $69.9 million, respectively.  During the three months ended June 30, 2024 and 2023, there were no gross gains and gross losses of $8.4 million and $4.1 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $201.5 million and $111.2 million, respectively.  During the six months ended June 30, 2024, there were gross gains of $0.2 million and gross losses of $11.9 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the three months ended June 30, 2023, there were no gross gains and gross losses of $6.3 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

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

Income Tax Audits

As discussed in Note 3 to the financial statements in the Form 10-K, in November 2023 the IRS completed its examination of the 2016 through 2018 tax years and issued a Revenue Agent Report for each federal filer under audit. Based on prior regulatory agreements and general rate-making principles, in fourth quarter 2023 Entergy New Orleans recorded a regulatory liability and associated regulatory charge of $60 million ($44 million net-of-tax). In April 2024, Entergy New Orleans and the City Council entered into a settlement in principle whereby Entergy New Orleans agreed to share with customers $138 million of income tax benefits from the resolution of the 2016–2018 IRS audit. Based on this settlement in principle, in first quarter 2024 Entergy New Orleans increased the associated regulatory liability from $60 million to $138 million and recorded a corresponding $78 million regulatory charge ($57 million net-of-tax). The settlement in principle requires that the regulatory liability be amortized over 25 years with the unamortized balance included in rate base and the amortization treated as a reduction to Entergy New Orleans’s retail revenue requirement. In May 2024 the City Council approved the settlement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Arkansas Corporate Income Tax Rate Change

In June 2024, Arkansas Act 1 of the Second Extraordinary Session reduced the Arkansas corporate income tax rate from 4.8% to 4.3%, which is retroactively effective as of January 1, 2024. As a result of the rate reduction, Entergy Arkansas accrued a regulatory liability for income taxes of approximately $31 million in the second quarter of 2024. The regulatory liability includes a tax gross-up related to the treatment of income taxes in the retail and wholesale ratemaking formulas and is expected to be included in future rate mechanisms.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of June 30, 2024 and December 31, 2023, the primary asset held by the storm trust I was $2.9 billion and $3 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $30.6 million as of June 30, 2024 and $30.5 million as of December 31, 2023.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of June 30, 2024 and December 31, 2023, the primary asset held by the storm trust II was $1.5 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $14.9 million as of June 30, 2024 and $14.6 million as of December 31, 2023.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the six months ended June 30, 2024 and the six months ended June 30, 2023.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of June 30, 2024, AR Searcy Partnership, LLC recorded assets equal to $132.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $112.9 million. As of December 31, 2023, AR Searcy Partnership, LLC recorded assets equal to $134 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $111.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of June 30, 2024, MS Sunflower Partnership, LLC recorded assets equal to $167.7 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately

Entergy Corporation and Subsidiaries
Notes to Financial Statements
$131.1 million. As of December 31, 2023, MS Sunflower Partnership, LLC recorded assets equal to $163.2 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $128.4 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Utility:
Residential	$1,009,836	$951,424
Commercial	713,282	692,788
Industrial	792,721	750,177
Governmental	65,861	63,816
Total billed retail	2,581,700	2,458,205

Sales for resale (a)	54,579	68,262
Other electric revenues (b)	257,813	247,331
Revenues from contracts with customers	2,894,092	2,773,798
Other Utility revenues (c)	11,955	11,446
Electric revenues	2,906,047	2,785,244

Natural gas revenues	35,357	33,503

Other revenues (d)	12,216	27,279

Total operating revenues	$2,953,620	$2,846,026

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Utility:
Residential	$2,080,177	$1,992,883
Commercial	1,405,133	1,407,089
Industrial	1,541,679	1,613,899
Governmental	131,172	131,153
Total billed retail	5,158,161	5,145,024

Sales for resale (a)	133,583	176,209
Other electric revenues (b)	293,847	291,788
Revenues from contracts with customers	5,585,591	5,613,021
Other Utility revenues (c)	26,962	55,633
Electric revenues	5,612,553	5,668,654

Natural gas revenues	101,024	98,084

Other revenues (d)	34,671	60,347

Total operating revenues	$5,748,248	$5,827,085

The Utility operating companies’ total revenues for the three months ended June 30, 2024 and 2023 were as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$204,822	$353,975	$163,049	$71,842	$216,148
Commercial	132,950	265,869	142,173	57,360	114,930
Industrial	138,786	458,420	49,180	7,602	138,733
Governmental	4,433	21,223	14,061	19,167	6,977
Total billed retail	480,991	1,099,487	368,463	155,971	476,788
Sales for resale (a)	43,842	80,823	21,260	8,575	3,015
Other electric revenues (b)	81,733	74,670	50,718	12,811	39,224
Revenues from contracts with customers	606,566	1,254,980	440,441	177,357	519,027
Other revenues (c)	2,232	6,464	2,453	1,307	50
Electric revenues	608,798	1,261,444	442,894	178,664	519,077
Natural gas revenues	—	14,680	—	20,677	—
Total operating revenues	$608,798	$1,276,124	$442,894	$199,341	$519,077

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$204,808	$334,246	$163,001	$68,535	$180,834
Commercial	136,591	253,365	142,997	56,095	103,740
Industrial	153,817	407,045	54,738	7,562	127,015
Governmental	4,945	19,407	14,971	17,896	6,597
Total billed retail	500,161	1,014,063	375,707	150,088	418,186
Sales for resale (a)	48,266	80,248	26,073	11,075	1,986
Other electric revenues (b)	65,807	91,372	40,966	5,667	44,861
Revenues from contracts with customers	614,234	1,185,683	442,746	166,830	465,033
Other revenues (c)	2,113	6,226	2,384	1,386	(603)
Electric revenues	616,347	1,191,909	445,130	168,216	464,430
Natural gas revenues	—	13,703	—	19,800	—
Total operating revenues	$616,347	$1,205,612	$445,130	$188,016	$464,430

The Utility operating companies’ total revenues for the six months ended June 30, 2024 and 2023 were as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$480,574	$699,003	$341,666	$139,520	$419,414
Commercial	274,258	522,565	274,491	110,585	223,234
Industrial	288,193	880,017	95,607	14,580	263,282
Governmental	9,133	43,044	27,390	37,521	14,084
Total billed retail	1,052,158	2,144,629	739,154	302,206	920,014
Sales for resale (a)	82,807	163,551	69,193	21,075	4,922
Other electric revenues (b)	91,074	112,615	44,516	9,592	38,736
Revenues from contracts with customers	1,226,039	2,420,795	852,863	332,873	963,672
Other revenues (c)	4,804	13,442	4,887	2,732	(104)
Electric revenues	1,230,843	2,434,237	857,750	335,605	963,568
Natural gas revenues	—	44,327	—	56,697	—
Total operating revenues	$1,230,843	$2,478,564	$857,750	$392,302	$963,568

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$444,307	$694,892	$332,390	$132,101	$389,193
Commercial	261,927	531,543	276,673	110,164	226,782
Industrial	285,053	916,949	106,153	14,975	290,769
Governmental	9,605	42,481	28,854	35,694	14,519
Total billed retail	1,000,892	2,185,865	744,070	292,934	921,263
Sales for resale (a)	114,283	163,484	64,816	35,985	4,431
Other electric revenues (b)	79,524	117,939	43,840	6,084	47,085
Revenues from contracts with customers	1,194,699	2,467,288	852,726	335,003	972,779
Other revenues (c)	4,397	44,373	4,832	2,908	(843)
Electric revenues	1,199,096	2,511,661	857,558	337,911	971,936
Natural gas revenues	—	39,159	—	58,925	—
Total operating revenues	$1,199,096	$2,550,820	$857,558	$396,836	$971,936

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the six months ended June 30, 2024 and 2023.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2023	$25.9	$7.2	$6.1	$3.3	$7.8	$1.5
Provisions	15.3	2.6	6.2	2.2	1.4	2.9
Write-offs	(46.0)	(10.7)	(15.6)	(7.4)	(7.1)	(5.2)
Recoveries	21.4	5.2	6.7	4.1	3.7	1.7
Balance as of June 30, 2024	$16.6	$4.3	$3.4	$2.2	$5.8	$0.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	15.5	3.2	7.0	2.1	0.7	2.5
Write-offs	(51.5)	(13.2)	(21.4)	(3.7)	(6.5)	(6.7)
Recoveries	26.9	8.7	11.7	1.5	1.5	3.5
Balance as of June 30, 2023	$21.8	$5.2	$4.9	$2.4	$7.6	$1.7

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

In second quarter 2024, revisions were recorded to the estimated decommissioning cost liabilities for White Bluff and Independence as a result of the EPA rule that was finalized in May 2024 establishing management standards for legacy coal combustion residuals (CCR) surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). Entergy does not have any legacy impoundments; however, the definition of CCR management units includes on-site areas where CCR was beneficially used. This is contrary to the previous CCR rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities must identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the various CCR rules continue to be assessed. Given the complexity and recency of the EPA guidance, Entergy is still evaluating the level of work that will ultimately be required to comply with the rule. Based on initial estimates of multiple possible remediation scenarios, Entergy Arkansas and Entergy Mississippi recorded increases of $31 million and $9 million, respectively, in their decommissioning cost liabilities, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the units. Entergy will continue to update the asset retirement obligation as the requirements of the revised CCR rule are clarified.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 14.  ACQUISITIONS (Entergy Corporation and Entergy Arkansas)

Acquisitions

Walnut Bend Solar

In June 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Walnut Bend Solar facility, to be sited on approximately 1,000 acres in Lee County, Arkansas. Acquisition of the Walnut Bend Solar facility was initially approved by the APSC in July 2021. The agreement was amended by the parties in February 2023 and the revised agreement was approved by the APSC in July 2023. In February 2024, Entergy Arkansas made an initial payment of approximately $170 million to acquire the facility. The project will achieve commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas currently expects the project to achieve commercial operation in 2024, at which time a substantial completion payment of approximately $20 million is expected.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2024, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2024 Compared to Second Quarter 2023

Net income increased $28.4 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher interest expense and higher depreciation and amortization expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net income decreased $63.3 million primarily due to a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024, higher other operation and maintenance expenses, higher interest expense, and higher depreciation and amortization expenses. The decrease was partially offset by higher retail electric price and higher volume/weather. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding.

Operating Revenues

Second Quarter 2024 Compared to Second Quarter 2023

Following is an analysis of the change in operating revenues comparing the second quarter 2024 to the second quarter 2023:

Amount
(In Millions)
2023 operating revenues	$616.3
Fuel, rider, and other revenues that do not significantly affect net income	(45.9)
Volume/weather	18.6
Retail electric price	19.8
2024 operating revenues	$608.8

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage, the effect of more favorable weather on residential sales, and an increase in industrial and commercial usage. The increase in weather-adjusted residential usage is primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily new customers in the technology industry, and an increase in demand from small industrial customers.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the 2023 formula rate plan filing.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Entergy Arkansas for the three months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,855	1,767	5
Commercial	1,419	1,374	3
Industrial	2,443	2,226	10
Governmental	50	49	2
Total retail	5,767	5,416	6
Sales for resale:
Associated companies	522	512	2
Non-associated companies	982	811	21
Total	7,271	6,739	8

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2024 to the six months ended June 30, 2023:

Amount
(In Millions)
2023 operating revenues	$1,199.1
Fuel, rider, and other revenues that do not significantly affect net income	(32.0)
Retail electric price	35.0
Volume/weather	28.7
2024 operating revenues	$1,230.8

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, an increase in weather-adjusted residential usage, and an increase in industrial usage. The increase in weather-adjusted residential usage is primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily new customers in the technology industry, and an increase in demand from small industrial customers.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	3,821	3,569	7
Commercial	2,699	2,613	3
Industrial	4,711	4,276	10
Governmental	95	95	—
Total retail	11,326	10,553	7
Sales for resale:
Associated companies	984	1,075	(8)
Non-associated companies	1,949	2,379	(18)
Total	14,259	14,007	2

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Second Quarter 2024 Compared to Second Quarter 2023

Other operation and maintenance expenses decreased primarily due to a decrease of $3.4 million in non-nuclear generation expenses primarily due to a lower scope of work during plant outages performed in 2024 as compared to 2023 and a decrease of $2.2 million in power delivery expenses primarily due to lower vegetation maintenance costs. The decrease was partially offset by an increase of $2.9 million in contract costs related to operational performance, customer service, and organizational health initiatives.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to a decrease of $3.7 million in net periodic pension and other postretirement benefits non-service costs primarily as a result of pension settlement charges recorded in second quarter 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to the issuance of $300 million of 5.30% Series mortgage bonds in August 2023 and the issuances of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

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
•an increase of $6.1 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•an increase of $5.2 million in contract costs related to operational performance, customer service, and organizational health initiatives.

The increase was partially offset by a decrease of $5.5 million in non-nuclear generation expenses primarily due to a lower scope of work during plant outages performed in 2024 as compared to 2023.

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

Interest expense increased primarily due to the issuance of $300 million of 5.30% Series mortgage bonds in August 2023 and the issuances of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024. The increase was partially offset by the repayment of $250 million of 3.05% Series mortgage bonds in June 2023.

Income Taxes

The effective income tax rate was 25.2% for the second quarter 2024. The difference in the effective income tax rate for the second quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and the amortization of accumulated deferred income taxes as a result of tax rate changes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 25.4% for the six months ended June 30, 2024. The difference in the effective income tax rate for the six months ended June 30, 2024 versus the federal statutory rate of 21% was primarily due to the amortization of accumulated deferred income taxes as a result of tax rate changes and the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,632	$5,278

Net cash provided by (used in):
Operating activities	524,708	407,699
Investing activities	(721,529)	(563,854)
Financing activities	979,521	155,090
Net increase (decrease) in cash and cash equivalents	782,700	(1,065)

Cash and cash equivalents at end of period	$786,332	$4,213

Operating Activities

Net cash flow provided by operating activities increased $117 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•the receipt of $92 million in settlement proceeds in May 2024 as a result of the System Energy settlement with the APSC. See Note 2 to the financial statements for a discussion of the System Energy settlement agreement with the APSC;
•higher collections from customers;
•a decrease of $30.1 million in interest paid; and
•a decrease in spending of $14.1 million on nuclear refueling outages in 2024.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•$23.2 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $157.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•the initial payment of approximately $169.7 million in February 2024 for the purchase of the Walnut Bend Solar facility. See Note 14 to the financial statements herein for discussion of the Walnut Bend Solar facility purchase;
•money pool activity; and
•$17.9 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously recorded as plant. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•a decrease of $89.5 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024;
•a decrease of $31.2 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024; and
•a decrease of $24.5 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $130.6 million for the six months ended June 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $824.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•the issuances of $400 million of 5.45% Series mortgage bonds and $400 million of 5.75% Series mortgage bonds, each in May 2024;
•capital contributions of approximately $695 million received from Entergy Corporation in 2024 in anticipation of upcoming expenditures, including the acquisitions of the Walnut Bend Solar facility, the Driver Solar facility, and the West Memphis Solar facility;
•the repayment, at maturity, of $250 million of 3.05% Series mortgage bonds in June 2023;
•$89 million in common equity distributions paid in 2023 in order to maintain Entergy Arkansas’s capital structure; and
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The increase was partially offset by:

•the issuance of $425 million of 5.15% Series mortgage bonds in January 2023;
•the repayment, at maturity, of $375 million of 3.70% Series mortgage bonds in June 2024;
•net repayments of $70.2 million in 2024 compared to net borrowings of $97.5 million in 2023 on the nuclear fuel company variable interest entity’s credit facility; and
•money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $145.4 million for the six months ended June 30, 2024 compared to decreasing by $28.5 million for the six months ended June 30, 2023.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to capital contributions of $695 million received from Entergy Corporation in 2024, partially offset by the net issuance of long-term debt in 2024.

	June 30, 2024	December 31, 2023
Debt to capital	53.1%	55.5%
Effect of subtracting cash	(4.2%)	—%
Net debt to net capital (non-GAAP)	48.9%	55.5%

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
(In Thousands)
$130,602	($145,385)	($152,327)	($180,795)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2029. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2024, $12.4 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of June 30, 2024, there were no loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment is $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. This filing is subject to review by the APSC, which is expected to issue its order on the filing in December 2024.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement. In July 2024 the APSC approved the tariff, under which Entergy Arkansas will refund retail customers a total of $100.6 million with a one-time bill credit during the August 2024 billing cycle.

Energy Cost Recovery Rider

In March 2024, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease in the rate from $0.01883 per kWh to $0.00882 per kWh. Due to a change in law in the State of Arkansas, the annual redetermination included $9 million, recorded as a credit to fuel expense in first quarter 2024, for recovery attributed to net metering costs in 2023. The primary reason for

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
the rate decrease is a large over-recovered balance as a result of lower natural gas prices in 2023. To mitigate the effect of projected increases in natural gas prices in 2024, Entergy Arkansas adjusted the over-recovered balance included in the March 2024 annual redetermination filing by $43.7 million. This adjustment is expected to reduce the rate change that will be reflected in the 2025 energy cost rate redetermination. The redetermined rate of $0.00882 per kWh became effective with the first billing cycle in April 2024 through the normal operation of the tariff.

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

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth District and the court granted the motion to expedite. Briefing to the United States Court of Appeals for the Eighth District concluded in July 2024. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks. See “Other Information - Environmental Regulation” in Part II, Item 5 herein for updates regarding environmental proceedings and regulation.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$608,798	$616,347	$1,230,843	$1,199,096

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	52,756	102,350	159,195	215,859
Purchased power	55,602	57,648	107,922	122,399
Nuclear refueling outage expenses	14,101	15,504	28,189	30,845
Other operation and maintenance	174,835	178,044	352,876	334,863
Asset write-offs	—	—	131,775	—
Decommissioning	22,832	21,667	45,479	43,017
Taxes other than income taxes	34,390	34,743	70,614	67,094
Depreciation and amortization	103,966	99,707	206,957	196,148
Other regulatory charges (credits) - net	(20,934)	(19,185)	27,685	(40,029)
TOTAL	437,548	490,478	1,130,692	970,196

OPERATING INCOME	171,250	125,869	100,151	228,900

OTHER INCOME
Allowance for equity funds used during construction	5,862	5,400	11,394	10,243
Interest and investment income	5,181	5,727	77,941	13,206
Miscellaneous - net	(2,799)	(6,239)	(6,380)	(8,340)
TOTAL	8,244	4,888	82,955	15,109

INTEREST EXPENSE
Interest expense	54,879	46,038	104,144	91,405
Allowance for borrowed funds used during construction	(2,864)	(2,169)	(5,563)	(4,114)
TOTAL	52,015	43,869	98,581	87,291

INCOME BEFORE INCOME TAXES	127,479	86,888	84,525	156,718

Income taxes	32,120	19,940	21,446	30,374

NET INCOME	95,359	66,948	63,079	126,344

Net loss attributable to noncontrolling interest	(825)	(1,006)	(2,643)	(2,635)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$96,184	$67,954	$65,722	$128,979

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$63,079	$126,344
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	287,564	270,098
Deferred income taxes, investment tax credits, and non-current taxes accrued	41,130	33,572
Asset write-offs	131,775	—
Changes in assets and liabilities:
Receivables	67,067	21,444
Fuel inventory	10,890	(6,830)
Accounts payable	26,093	(43,953)
Taxes accrued	(15,496)	(4,315)
Interest accrued	4,647	10,421
Deferred fuel costs	2,317	123,264
Other working capital accounts	(13,243)	(30,581)
Provisions for estimated losses	5,725	(26,606)
Other regulatory assets	179,719	(51,960)
Other regulatory liabilities	71,529	97,349
Pension and other postretirement funded status	(27,588)	(18,948)
Other assets and liabilities	(310,500)	(91,600)
Net cash flow provided by operating activities	524,708	407,699
INVESTING ACTIVITIES
Construction expenditures	(394,973)	(524,723)
Allowance for equity funds used during construction	11,394	10,243
Payment for purchase of plant	(169,694)	—
Nuclear fuel purchases	(65,010)	(73,912)
Proceeds from sale of nuclear fuel	33,213	17,614
Proceeds from nuclear decommissioning trust fund sales	412,931	54,469
Investment in nuclear decommissioning trust funds	(418,818)	(65,584)
Change in money pool receivable - net	(130,602)	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	17,933
Decrease in other investments	30	106
Net cash flow used in investing activities	(721,529)	(563,854)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	970,030	661,923
Retirement of long-term debt	(555,411)	(394,810)
Capital contributions from parent	695,000	—
Changes in money pool payable - net	(145,385)	(28,468)
Common equity distributions paid	—	(89,000)
Other	15,287	5,445
Net cash flow provided by financing activities	979,521	155,090

Net increase (decrease) in cash and cash equivalents	782,700	(1,065)
Cash and cash equivalents at beginning of period	3,632	5,278
Cash and cash equivalents at end of period	$786,332	$4,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$49,597	$79,716
Income taxes	$1,569	$—
Noncash investing activities:
Accrued construction expenditures	$36,355	$113,205

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$14,168	$520
Temporary cash investments	772,164	3,112
Total cash and cash equivalents	786,332	3,632
Accounts receivable:
Customer	159,732	157,520
Allowance for doubtful accounts	(4,297)	(7,182)
Associated companies	176,832	124,672
Other	70,310	89,532
Accrued unbilled revenues	142,619	117,119
Total accounts receivable	545,196	481,661
Fuel inventory - at average cost	46,605	57,495
Materials and supplies - at average cost	387,125	358,302
Deferred nuclear refueling outage costs	39,064	35,463
Prepayments and other	37,288	40,866
TOTAL	1,841,610	977,419

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,522,508	1,414,009
Other	799	801
TOTAL	1,523,307	1,414,810

UTILITY PLANT
Electric	15,166,477	14,821,814
Construction work in progress	503,003	340,601
Nuclear fuel	226,459	213,722
TOTAL UTILITY PLANT	15,895,939	15,376,137
Less - accumulated depreciation and amortization	6,144,521	6,002,203
UTILITY PLANT - NET	9,751,418	9,373,934

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,705,642	1,885,361
Other	154,064	21,334
TOTAL	1,859,706	1,906,695

TOTAL ASSETS	$14,976,041	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$375,000
Accounts payable:
Associated companies	98,324	225,344
Other	196,722	215,502
Customer deposits	121,174	113,186
Taxes accrued	89,655	105,151
Interest accrued	40,017	35,370
Deferred fuel costs	90,599	88,282
Other	65,592	55,683
TOTAL	702,083	1,213,518

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,445,165	1,437,053
Accumulated deferred investment tax credits	26,670	27,270
Regulatory liability for income taxes - net	419,526	392,496
Other regulatory liabilities	803,680	759,181
Decommissioning	1,625,476	1,560,057
Accumulated provisions	64,684	58,959
Pension and other postretirement liabilities	103,190	8,901
Long-term debt	5,094,160	4,298,080
Other	172,939	156,673
TOTAL	9,755,490	8,698,670

Commitments and Contingencies

EQUITY
Member's equity	4,499,793	3,739,071
Noncontrolling interest	18,675	21,599
TOTAL	4,518,468	3,760,670

TOTAL LIABILITIES AND EQUITY	$14,976,041	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815

Net income (loss)	(1,629)	61,026	59,397
Common equity distributions	—	(80,000)	(80,000)
Distributions to noncontrolling interest	(104)	—	(104)
Balance at March 31, 2023	26,092	3,735,016	3,761,108

Net income (loss)	(1,006)	67,954	66,948
Common equity distributions	—	(9,000)	(9,000)
Distributions to noncontrolling interest	(113)	—	(113)
Balance at June 30, 2023	$24,973	$3,793,970	$3,818,943

Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670

Net loss	(1,818)	(30,462)	(32,280)
Capital contribution from parent	—	275,000	275,000
Distributions to noncontrolling interest	(250)	—	(250)
Balance at March 31, 2024	19,531	3,983,609	4,003,140

Net income (loss)	(825)	96,184	95,359
Capital contribution from parent	—	420,000	420,000
Distributions to noncontrolling interest	(31)	—	(31)
Balance at June 30, 2024	$18,675	$4,499,793	$4,518,468

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2024 Compared to Second Quarter 2023

Net income decreased $132.1 million primarily due to expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. Also contributing to the decrease were higher other operation and maintenance expenses, partially offset by higher volume/weather and a lower effective income tax rate. See Note 2 to the financial statements herein for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net income decreased $193.4 million primarily due to expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. Also contributing to the decrease are the net effects of Entergy Louisiana’s storm cost securitization in March 2023, including a $133.4 million reduction in income tax expense, partially offset by a $103.4 million ($76.4 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s obligation to share the benefits of the securitization with customers, and higher other operation and maintenance expenses. The decrease was partially offset by higher other income and higher volume/weather. See Note 2 to the financial statements herein for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2023 storm cost securitization.

Operating Revenues

Second Quarter 2024 Compared to Second Quarter 2023

Following is an analysis of the change in operating revenues comparing the second quarter 2024 to the second quarter 2023:

Amount
(In Millions)
2023 operating revenues	$1,205.6
Fuel, rider, and other revenues that do not significantly affect net income	43.0
Volume/weather	18.4
Retail electric price	9.1
2024 operating revenues	$1,276.1

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in industrial usage, partially offset by a decrease in weather-adjusted residential usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining industry.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan proceeding.

Total electric energy sales for Entergy Louisiana for the three months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	3,913	3,694	6
Commercial	2,881	2,801	3
Industrial	8,414	8,014	5
Governmental	209	206	1
Total retail	15,417	14,715	5
Sales for resale:
Associated companies	1,482	678	119
Non-associated companies	395	464	(15)
Total	17,294	15,857	9

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2024 to the six months ended June 30, 2023:

Amount
(In Millions)
2023 operating revenues	$2,550.8
Fuel, rider, and other revenues that do not significantly affect net income	(95.7)
Storm restoration carrying costs	(30.6)
Retail electric price	20.4
Volume/weather	33.7
2024 operating revenues	$2,478.6

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales.

Total electric energy sales for Entergy Louisiana for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	6,728	6,378	5
Commercial	5,335	5,248	2
Industrial	16,175	15,845	2
Governmental	408	400	2
Total retail	28,646	27,871	3
Sales for resale:
Associated companies	2,740	2,355	16
Non-associated companies	777	688	13
Total	32,163	30,914	4

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Second Quarter 2024 Compared to Second Quarter 2023

Other operation and maintenance expenses increased primarily due to:

•an increase of $7.8 million in nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023;
•an increase of $7 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•an increase of $4.4 million in contract costs related to operational performance, customer service, and organizational health initiatives; and
•an increase of $2.5 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Other regulatory charges (credits) - net includes a regulatory charge of $150.2 million, recorded in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue. See Note 2 to the financial statements herein for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Other operation and maintenance expenses increased primarily due to:

•an increase of $8.8 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023;
•an increase of $8.1 million in nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023;
•an increase of $7.6 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $7 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•an increase of $3.9 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024; and
•an increase of $3.4 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•a regulatory charge of $150.2 million, recorded in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements herein for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement; and
•a regulatory charge of $103.4 million, recorded in first quarter 2023, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2023 storm cost securitization.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $21 million in affiliated dividend income from affiliated preferred membership interests, related to storm cost securitizations;
•a $14.6 million charge, recorded in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization; and
•a decrease of $12.8 million in net periodic pension and other postretirement benefits non-service costs primarily as a result of pension settlement charges recorded in second quarter 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

See Note 2 to the financial statements in the Form 10-K for discussion of the storm cost securitizations.

Interest expense increased primarily due to a decrease in the allowance for borrowed funds used during construction due to lower construction work in progress in 2024.

Income Taxes

The effective income tax rate was 13.7% for the second quarter 2024 and 16% for the six months ended June 30, 2024. The differences in the effective income tax rates for the second quarter 2024 and for the six months ended June 30, 2024 versus the federal statutory rate of 21% were primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Planned Sale of Gas Distribution Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy Louisiana’s gas distribution business. The following is an update to that discussion.

In July 2024 the LPSC staff issued a report recommending LPSC approval of the application of Delta States Utilities LA, LLC (a Bernhard Capital Partners Management LP affiliate) and Entergy Louisiana and the transaction described therein as being in the public interest and proposing certain conditions. Entergy Louisiana anticipates that the LPSC will review the matter at its August Business and Executive meeting.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,772	$56,613

Net cash provided by (used in):
Operating activities	808,398	928,060
Investing activities	(639,095)	(2,658,135)
Financing activities	13,706	2,530,488
Net increase in cash and cash equivalents	183,009	800,413

Cash and cash equivalents at end of period	$185,781	$857,026

Operating Activities

Net cash flow provided by operating activities decreased $119.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•higher fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•lower collections from customers;
•the timing of payments to vendors; and
•the refund of $27.8 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the refund and the related proceedings.

The decrease was partially offset by a decrease of $16.3 million in spending on nuclear refueling outages.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities decreased $2,019 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•an increase in investment in affiliates in 2023 due to the $1,457.7 million purchase by the storm trust II of preferred membership interests issued by an Entergy affiliate. See Note 2 to the financial statements in the Form 10-K for a discussion of the March 2023 storm cost securitization and the storm trust II’s investment in preferred membership interests;
•money pool activity;
•a decrease of $123.6 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024;
•an increase of $67.3 million in redemptions of the preferred membership interests held by the storm trusts in 2024 as compared to 2023, as part of periodic redemptions that are expected to occur, subject to certain conditions, for the preferred membership interests that were issued in connection with the storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm cost securitizations;
•a decrease of $57.5 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $36.3 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2024 and lower capital expenditures for storm restoration in 2024; and
•a decrease of $25.5 million in non-nuclear generation construction expenditures primarily due to a lower scope of work on projects performed in 2024 as compared to 2023.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $31.4 million for the six months ended June 30, 2024 compared to increasing by $275.6 million for the six months ended June 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $2,516.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•proceeds from securitization of $1.5 billion received by the storm trust II in 2023;
•a capital contribution of approximately $1.5 billion in 2023 received indirectly from Entergy Corporation related to the March 2023 storm cost securitization;
•an increase of $503.9 million in common equity distributions paid in 2024 in order to maintain Entergy Louisiana’s capital structure;
•the repayment, prior to maturity, of $400 million of 5.40% Series mortgage bonds in April 2024; and
•an increase in net long-term repayments of $54 million on the nuclear fuel company variable interest entities’ credit facilities.

The decrease was partially offset by:

•the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds in March 2024;
•money pool activity; and
•a decrease of $50 million in 2024 in net repayments on Entergy Louisiana’s revolving credit facility.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million for the six months ended June 30, 2024 compared to decreasing by $226.1 million for the six months ended June 30, 2023.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm cost securitizations.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the net issuance of long-term debt in 2024.

	June 30, 2024	December 31, 2023
Debt to capital	47.7%	44.9%
Effect of subtracting cash	(0.5%)	0.0%
Net debt to net capital (non-GAAP)	47.2%	44.9%

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

Following are the current annual amounts of Entergy Louisiana’s planned construction and other capital investments.

	2024	2025	2026
	(In Millions)
Planned construction and capital investment:
Generation	$380	$825	$515
Transmission	615	955	1,230
Distribution	785	1,120	860
Utility Support	100	80	75
Total	$1,880	$2,980	$2,680

The updated capital plan for 2024-2026 reflects accelerated resilience spending. In addition to routine capital spending to maintain operations, the capital plan includes investments in generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio, including Bayou Power Station; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
(In Thousands)
$31,361	($156,166)	$275,559	($226,114)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2029.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2024, $20.7 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027.  As of June 30, 2024, $27.9 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $26.5 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Alternative RFP and Certification

As discussed in the Form 10-K, in March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff, Rider Geaux ZERO. In May 2024 the LPSC voted to approve the application, and in June 2024 the LPSC issued an order reflecting that approval.

Resilience and Grid Hardening

As discussed in the Form 10-K, in December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover the program’s costs. Phase I in the December 2022 application reflected the first five years of a ten-year resilience plan and included investment of approximately $5 billion, including hardening investment, transmission dead-end structures, enhanced vegetation management, and telecommunications improvement. In April 2024 the LPSC approved a framework which includes an initial five-year resilience plan providing for an investment of approximately $1.9 billion with cost recovery via a forward-looking rider with semi-annual true-ups. The plan is subject to specified reporting requirements and includes a performance review of the hardened assets. The LPSC order approving the framework does not include any restrictions on Entergy Louisiana’s ability to file applications for approval of additional investments in resilience.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. The current estimated cost of the Bayou Power Station is $411 million, including estimated costs of transmission interconnection and other related costs. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is expected to occur by the end of 2028. A procedural schedule has been established with a hearing in December 2024.

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

A status conference was held in October 2023 at which a procedural schedule was adopted that included three technical conferences and a hearing in August 2024. In March 2024 the parties agreed to an eight-week extension of all deadlines to allow for continuation of settlement negotiations, and the ALJ issued an order with an amended procedural schedule. In July 2024 the parties agreed to extend further the procedural schedule to facilitate the continuation of settlement negotiations, with the hearing commencing in December 2024.

In July 2024, Entergy Louisiana reached an agreement in principle with the LPSC staff and the intervenors in the proceeding and filed with the LPSC a joint motion to suspend the procedural schedule to allow for all parties to finalize a stipulated settlement agreement.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
In August 2024, Entergy Louisiana and the LPSC staff jointly filed a global stipulated settlement agreement for consideration by the LPSC with key terms as follows:

•continuation of the formula rate plan for 2024-2026 (test years 2023-2025);
•a base formula rate plan revenue increase of $120 million for test year 2023, effective for rates beginning September 2024;
•a $140 million cumulative cap on base formula rate plan revenue increases, if needed, for test years 2024 and 2025, excluding outside the bandwidth items;
•$184 million of customer rate credits to be given over two years, including increasing customer sharing of income tax benefits resulting from the 2016-2018 IRS audit, to resolve any remaining disputed issues stemming from formula rate plan test years prior to test year 2023, including but not limited to the investigation into Entergy Services costs billed to Entergy Louisiana. As discussed in Note 3 to the financial statements in the Form 10-K, a $38 million regulatory liability was recorded in 2023 in connection with the 2016-2018 IRS audit;
•$75.8 million of customer rate credits, as provided for in the System Energy global settlement, to be credited over three years subject to and conditioned upon FERC approval of the System Energy global settlement. See “Complaints Against System Energy – System Energy Settlement with the LPSC” in Note 2 to the financial statements herein for further details of the System Energy global settlement;
•$5.8 million of customer rate credits provided for in the Entergy Louisiana formula rate plan global settlement agreement approved by the LPSC in November 2023 credited over one year. See Note 2 to the financial statements in the Form 10-K for the discussion of the November 2023 Entergy Louisiana formula rate plan global settlement agreement;
•an increase in the allowed midpoint return on common equity from 9.5% to 9.7%, with a bandwidth of 40 basis points above and below the midpoint, for the extended term of the formula rate plan, except that for test year 2023 in which the authorized return on common equity shall have no bearing on the change in base formula rate plan revenue described above and, for test year 2024, any earnings above the authorized return on common equity shall be returned to customers through a credit;
•an increase in nuclear depreciation rates by $15 million in each of the 2023, 2024, and 2025 test years outside of the formula rate plan bandwidth calculation; and
•for the transmission recovery mechanism and the distribution recovery mechanism, no change to the existing floors, but the caps for both would be $350 million for test year 2023, $375 million for test year 2024, and $400 million for test year 2025. LPSC-approved transmission projects will be exempt from the transmission recovery mechanism cap.

The terms of the global stipulated settlement agreement are subject to approval by the LPSC and will not go into effect unless/until such approval is obtained. Entergy Louisiana anticipates the global stipulated settlement agreement to be considered by the LPSC at its Business and Executive meeting on August 14, 2024.

Based on the July 2024 agreement in principle, in second quarter 2024 Entergy Louisiana recorded expenses of $151 million ($111 million net-of-tax) primarily consisting of regulatory charges to reflect the effects of the agreement in principle.

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

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. River Bend is currently in Column 1. Entergy expects the NRC to determine that Waterford 3 entered Column 2, effective second quarter 2024, based on exceeding the threshold for reactor scrams in June 2024. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks. See “Other Information - Environmental Regulation” in Part II, Item 5 herein for updates regarding environmental proceedings and regulation.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,261,444	$1,191,909	$2,434,237	$2,511,661
Natural gas	14,680	13,703	44,327	39,159
TOTAL	1,276,124	1,205,612	2,478,564	2,550,820

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	246,571	230,365	486,658	605,635
Purchased power	166,868	133,376	367,148	328,310
Nuclear refueling outage expenses	20,041	12,588	37,554	27,861
Other operation and maintenance	275,168	249,717	536,147	496,088
Decommissioning	20,061	18,820	39,725	37,406
Taxes other than income taxes	70,629	61,663	140,468	125,618
Depreciation and amortization	190,861	181,247	380,405	357,342
Other regulatory charges (credits) - net	120,298	(24,767)	111,944	49,229
TOTAL	1,110,497	863,009	2,100,049	2,027,489

OPERATING INCOME	165,627	342,603	378,515	523,331

OTHER INCOME
Allowance for equity funds used during construction	7,522	8,654	14,807	17,715
Interest and investment income	15,229	31,880	78,192	60,723
Interest and investment income - affiliated	80,075	81,877	160,479	137,303
Miscellaneous - net	(20,646)	(42,583)	(67,821)	(90,668)
TOTAL	82,180	79,828	185,657	125,073

INTEREST EXPENSE
Interest expense	98,536	94,931	195,731	192,102
Allowance for borrowed funds used during construction	(2,593)	(4,321)	(5,070)	(8,714)
TOTAL	95,943	90,610	190,661	183,388

INCOME BEFORE INCOME TAXES	151,864	331,821	373,511	465,016

Income taxes	20,750	68,561	59,674	(42,268)

NET INCOME	131,114	263,260	313,837	507,284

Net income attributable to noncontrolling interests	788	819	1,583	1,373

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$130,326	$262,441	$312,254	$505,911

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)

Net Income	$131,114	$263,260	$313,837	$507,284

Other comprehensive loss
Pension and other postretirement adjustment (net of tax benefit of $745, $653, $1,491, and $943)	(2,023)	(1,773)	(4,047)	(2,559)
Other comprehensive loss	(2,023)	(1,773)	(4,047)	(2,559)

Comprehensive Income	129,091	261,487	309,790	504,725
Net income attributable to noncontrolling interests	788	819	1,583	1,373
Comprehensive Income Applicable to Member’s Equity	$128,303	$260,668	$308,207	$503,352

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$313,837	$507,284
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	453,888	423,535
Deferred income taxes, investment tax credits, and non-current taxes accrued	146,540	185
Changes in working capital:
Receivables	(161,001)	67,807
Fuel inventory	6,890	(14,907)
Accounts payable	(1,443)	(147,001)
Taxes accrued	27,677	48,015
Interest accrued	14,163	(5,396)
Deferred fuel costs	11,364	188,801
Other working capital accounts	(190,407)	(213,571)
Changes in provisions for estimated losses	9,519	3,909
Changes in other regulatory assets	(9,005)	448,144
Changes in other regulatory liabilities	286,036	217,746
Effect of securitization on regulatory asset	—	(491,150)
Changes in pension and other postretirement funded status	(22,548)	(12,364)
Other	(77,112)	(92,977)
Net cash flow provided by operating activities	808,398	928,060
INVESTING ACTIVITIES
Construction expenditures	(685,206)	(889,118)
Allowance for equity funds used during construction	14,807	17,715
Nuclear fuel purchases	(52,992)	(88,403)
Proceeds from sale of nuclear fuel	38,822	16,733
Payments to storm reserve escrow account	(6,553)	(6,602)
Purchase of preferred membership interests of affiliate	—	(1,457,676)
Redemption of preferred membership interests of affiliate	113,942	46,643
Proceeds from nuclear decommissioning trust fund sales	333,149	229,972
Investment in nuclear decommissioning trust funds	(363,736)	(258,420)
Changes in money pool receivable - net	(31,361)	(275,559)
Insurance proceeds received for property damages	—	6,184
Decrease in other investments	33	396
Net cash flow used in investing activities	(639,095)	(2,658,135)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,825,954	833,484
Retirement of long-term debt	(1,061,918)	(851,617)
Proceeds received by storm trust related to securitization	—	1,457,676
Capital contribution from parent	—	1,457,676
Changes in money pool payable - net	(156,166)	(226,114)
Common equity distributions paid	(664,100)	(160,250)
Other	69,936	19,633
Net cash flow provided by financing activities	13,706	2,530,488

Net increase in cash and cash equivalents	183,009	800,413
Cash and cash equivalents at beginning of period	2,772	56,613
Cash and cash equivalents at end of period	$185,781	$857,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$177,455	$192,861
Income taxes	$58	($6,037)
Non-cash investing activities:
Accrued construction expenditures	$81,177	$138,522

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$474	$2,255
Temporary cash investments	185,307	517
Total cash and cash equivalents	185,781	2,772
Accounts receivable:
Customer	302,489	264,776
Allowance for doubtful accounts	(3,361)	(6,156)
Associated companies	205,140	82,292
Other	68,394	74,685
Accrued unbilled revenues	237,470	202,173
Total accounts receivable	810,132	617,770
Deferred fuel costs	13,436	24,800
Fuel inventory - at average cost	50,928	57,818
Materials and supplies - at average cost	732,270	652,180
Deferred nuclear refueling outage costs	66,810	96,047
Prepayments and other	240,739	71,613
TOTAL	2,100,096	1,523,000

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,382,304	4,496,245
Decommissioning trust funds	2,292,174	2,107,384
Non-utility property - at cost (less accumulated depreciation)	404,313	404,043
Storm reserve escrow account	250,372	243,819
Other	9,587	9,367
TOTAL	7,338,750	7,260,858

UTILITY PLANT
Electric	28,341,063	27,800,467
Natural gas	324,169	315,658
Construction work in progress	514,882	592,803
Nuclear fuel	249,813	333,472
TOTAL UTILITY PLANT	29,429,927	29,042,400
Less - accumulated depreciation and amortization	10,776,257	10,570,707
UTILITY PLANT - NET	18,653,670	18,471,693

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,657,857	1,648,852
Deferred fuel costs	168,122	168,122
Other	52,426	36,945
TOTAL	1,878,405	1,853,919

TOTAL ASSETS	$29,970,921	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,300,000	$1,400,000
Accounts payable:
Associated companies	132,514	283,016
Other	406,932	467,414
Customer deposits	172,428	167,905
Taxes accrued	94,140	66,463
Interest accrued	105,819	91,656
Other	107,516	87,468
TOTAL	2,319,349	2,563,922

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,525,735	2,391,442
Accumulated deferred investment tax credits	90,961	93,242
Regulatory liability for income taxes - net	194,618	193,754
Other regulatory liabilities	1,692,861	1,407,689
Decommissioning	1,896,968	1,836,240
Accumulated provisions	273,388	263,869
Pension and other postretirement liabilities	249,718	271,928
Long-term debt	8,888,393	8,020,689
Other	619,985	493,176
TOTAL	16,432,627	14,972,029

Commitments and Contingencies

EQUITY
Member’s equity	11,122,661	11,473,614
Accumulated other comprehensive income	50,751	54,798
Noncontrolling interests	45,533	45,107
TOTAL	11,218,945	11,573,519

TOTAL LIABILITIES AND EQUITY	$29,970,921	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448

Net income	554	243,470	—	244,024
Other comprehensive loss	—	—	(786)	(786)
Capital contribution from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(160,250)	—	(160,250)
Beneficial interest in storm trust	14,577	—	—	14,577
Distribution to LURC	(470)	—	—	(470)
Other	—	(28)	—	(28)
Balance at March 31, 2023	46,396	10,947,211	54,584	11,048,191

Net income	819	262,441	—	263,260
Other comprehensive loss	—	—	(1,773)	(1,773)
Other	—	15	—	15
Balance at June 30, 2023	$47,215	$11,209,667	$52,811	$11,309,693

Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519

Net income	795	181,928	—	182,723
Other comprehensive loss	—	—	(2,024)	(2,024)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(97,500)	—	(97,500)
Distributions to LURC	(858)	—	—	(858)
Other	—	(43)	—	(43)
Balance at March 31, 2024	45,044	11,558,975	52,774	11,656,793

Net income	788	130,326	—	131,114
Other comprehensive loss	—	—	(2,023)	(2,023)
Common equity distributions	—	(566,600)	—	(566,600)
Distributions to LURC	(299)	—	—	(299)
Other	—	(40)	—	(40)
Balance at June 30, 2024	$45,533	$11,122,661	$50,751	$11,218,945

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2024 Compared to Second Quarter 2023

Net income increased $21.3 million primarily due to higher volume/weather and higher retail electric price.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net income increased $27.8 million primarily due to higher retail electric price and higher volume/weather.

Operating Revenues

Second Quarter 2024 Compared to Second Quarter 2023

Following is an analysis of the change in operating revenues comparing the second quarter 2024 to the second quarter 2023:

Amount
(In Millions)
2023 operating revenues	$445.1
Fuel, rider, and other revenues that do not significantly affect net income	(20.0)
Retail electric price	5.0
Volume/weather	12.8
2024 operating revenues	$442.9

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective April 2024. See Note 2 to the financial statements herein for discussion of the formula rate plan filing.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales and an increase in weather-adjusted commercial usage.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,397	1,323	6
Commercial	1,172	1,105	6
Industrial	596	565	5
Governmental	101	99	2
Total retail	3,266	3,092	6
Sales for resale:
Non-associated companies	970	1,209	(20)
Total	4,236	4,301	(2)

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2024 to the six months ended June 30, 2023:

Amount
(In Millions)
2023 operating revenues	$857.6
Fuel, rider, and other revenues that do not significantly affect net income	(22.3)
Retail electric price	13.8
Volume/weather	8.7
2024 operating revenues	$857.8

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2023 and April 2024. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales, partially offset by a decrease in weather-adjusted residential usage and a decrease in industrial usage. The decrease in industrial usage is primarily due to a decrease in demand from large industrial customers, primarily in the primary metals and wood products industries, and a decrease in demand from small industrial customers.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	2,584	2,412	7
Commercial	2,135	2,120	1
Industrial	1,090	1,132	(4)
Governmental	188	192	(2)
Total retail	5,997	5,856	2
Sales for resale:
Non-associated companies	2,958	2,773	7
Total	8,955	8,629	4

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Second Quarter 2024 Compared to Second Quarter 2023

Other regulatory charges (credits) - net includes regulatory credits of $7.3 million, recorded in second quarter 2024, to reflect the effects of the joint stipulation reached in the 2024 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing.

Interest expense increased primarily due to the issuance of $300 million of 5.85% Series mortgage bonds in May 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Other operation and maintenance expenses remained relatively unchanged, increasing $0.5 million, primarily due to:

•an increase of $3.4 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $2.8 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024; and
•an increase of $1.4 million in energy efficiency expenses primarily due to the timing of recovery from customers.

The increase was substantially offset by a $7.1 million decrease in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Mississippi’s storm damage provision.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes regulatory credits of $7.3 million, recorded in second quarter 2024, to reflect the effects of the joint stipulation reached in the 2024 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to higher interest expense from carrying costs related to the deferred fuel balance and the issuance of $300 million of 5.85% Series mortgage bonds in May 2024.

Income Taxes

The effective income tax rates were 24.1% for the second quarter 2024 and 23.6% for the six months ended June 30, 2024. The differences in the effective income tax rates for the second quarter 2024 and the six months ended June 30, 2024 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,630	$16,979

Net cash provided by (used in):
Operating activities	185,304	173,548
Investing activities	(314,145)	(276,717)
Financing activities	125,324	94,643
Net decrease in cash and cash equivalents	(3,517)	(8,526)

Cash and cash equivalents at end of period	$3,113	$8,453

Operating Activities

Net cash flow provided by operating activities increased $11.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lower fuel costs and a decrease of $9.7 million in storm spending in 2024 as compared to 2023. The increase was partially offset by the timing of recovery of fuel and purchased power costs and the timing of payments to vendors. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $37.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•an increase of $32 million in transmission construction expenditures primarily due to increased development in Entergy Mississippi’s service area;
•an increase of $27.9 million in non-nuclear generation construction expenditures primarily due to a higher scope of work on projects performed in 2024 as compared to 2023; and
•money pool activity.

The increase was partially offset by the substantial completion payment of approximately $30.4 million in April 2023 for the purchase of the Sunflower Solar facility by a consolidated tax equity partnership. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $26.9 million for the six months ended June 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $30.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•the repayment, prior to maturity, of $250 million of 3.10% Series mortgage bonds in June 2023;
•the repayment, prior to maturity, in May 2023, of $50 million of an unsecured term loan due December 2023; and
•a decrease of $17.7 million in common equity distributions paid in 2024 in order to maintain Entergy Mississippi’s capital structure.

The increase was partially offset by:

•money pool activity;
•the repayment, prior to maturity, of $100 million of 3.75% Series mortgage bonds in June 2024; and
•a capital contribution of $25.7 million received in April 2023 from the noncontrolling tax equity investor in MS Sunflower Partnership, LLC and used by the partnership for payments in the acquisition of the Sunflower Solar facility. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased $33.4 million for the six months ended June 30, 2024 compared to increasing by $104.6 million for the six months ended June 30, 2023.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the net issuance of long-term debt in 2024.

	June 30, 2024	December 31, 2023
Debt to capital	51.6%	50.5%
Effect of subtracting cash	—%	(0.1%)
Net debt to net capital (non-GAAP)	51.6%	50.4%

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

Following are the current annual amounts of Entergy Mississippi’s planned construction and other capital investments.

	2024	2025	2026
	(In Millions)
Planned construction and capital investment:
Generation	$145	$735	$735
Transmission	160	170	185
Distribution	325	325	290
Utility Support	45	55	55
Total	$675	$1,285	$1,265

The updated capital plan for 2024-2026 reflects incremental capital investments for potential generation projects. In addition to routine capital spending to maintain operations, the capital plan includes investments in generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio, as well as to support customer growth; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
(In Thousands)
($40,355)	($73,769)	($104,624)	$26,879

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2029. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. As of June 30, 2024, $30.9 million in MISO letters of credit and $10.2 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

In December 2014 the MPSC ordered Entergy Mississippi to file an updated depreciation study at least once every four years. Pursuant to this order and Entergy Mississippi’s filing cycle, Entergy Mississippi would have filed an updated depreciation report with its formula rate plan filing in 2023. However, in July 2022 the MPSC directed Entergy Mississippi to file its next depreciation study in connection with its 2024 formula rate plan filing notwithstanding the MPSC’s prior order. Accordingly, Entergy Mississippi filed a depreciation study in February 2024. The study showed a need for an increase in annual depreciation expense of $55.2 million. The calculated increase in annual depreciation expense was excluded from Entergy Mississippi’s 2024 formula rate plan revenue increase request because the MPSC had not yet approved the proposed depreciation rates.

In June 2024, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2024 test year filing, with the exception of immaterial adjustments to certain operation and maintenance expenses. After performance adjustments, the formula rate plan reflected an earned return on rate base of 6.08% for calendar year 2024, which resulted in a total revenue increase of $64.6 million for 2024. The joint stipulation also recommended approval of a revised customer charge of $31.82 per month for residential customers and $53.10 per month for general service customers. Pursuant to the stipulation, Entergy Mississippi’s 2023 look-

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
back filing reflected an earned return on rate base of 6.81%, resulting in an increase of $0.3 million in the formula rate plan revenues for 2023. Finally, the stipulation recommended approval of Entergy Mississippi’s proposed depreciation rates with those rates to be implemented upon request and approval at a later date. In June 2024 the MPSC approved the joint stipulation with rates effective in July 2024. The approval also included a reduction to the energy cost factor, resulting in a net bill decrease for a typical residential customer using 1,000 kWh per month. Also in June 2024, Entergy Mississippi recorded regulatory credits of $7.3 million to reflect the difference between interim rates placed in effect in April 2024 and the rates reflected in the joint stipulation.

Also, in May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with recently passed state legislation. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed its interim facilities rate adjustment report in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024.

Fuel and purchased power cost recovery

In June 2024 the MPSC approved a joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2024 formula rate plan filing. The 2024 formula rate plan filing included the conclusion of the modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider, which were approved in October 2022 and allowed Entergy Mississippi to recover certain under-collected fuel balances. The stipulation provided for Entergy Mississippi to reduce its net energy cost factor. See “Retail Rates - 2024 Formula Rate Plan Filing” above for further discussion of the 2024 formula rate plan filing and the joint stipulation agreement.

Storm Cost Recovery Filings with Retail Regulators

As discussed in the Form 10-K, Entergy Mississippi had approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeded $15 million, the collection of the storm damage provision ceased until such time that the accumulated storm damage provision became less than $10 million.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
accumulated storm damage provision balance exceeds $70 million, collection of the storm damage provision would cease until such time that the accumulated storm damage provision becomes less than $60 million.

The Mississippi Public Utilities Staff reviewed the storm-related costs submitted by Entergy Mississippi and found them prudent. In June 2024 the MPSC considered and unanimously granted the relief sought by Entergy Mississippi. The new combined storm damage mitigation and restoration rider became effective with the July 2024 billing cycle. Additionally, Entergy Mississippi made a compliance filing to cease billing under the existing vegetation management rider schedule as of the same billing cycle.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks. See “Other Information - Environmental Regulation” in Part II, Item 5 herein for updates regarding environmental proceedings and regulation.

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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$442,894	$445,130	$857,750	$857,558

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	63,977	140,530	181,827	301,815
Purchased power	66,847	59,140	134,502	122,954
Other operation and maintenance	67,700	68,600	138,906	138,418
Taxes other than income taxes	37,496	35,301	75,806	71,035
Depreciation and amortization	67,131	65,346	133,048	129,375
Other regulatory charges (credits) - net	9,873	(25,947)	3,382	(58,790)
TOTAL	313,024	342,970	667,471	704,807

OPERATING INCOME	129,870	102,160	190,279	152,751

OTHER INCOME
Allowance for equity funds used during construction	3,094	2,169	5,012	4,053
Interest and investment income	948	1,319	1,141	1,783
Miscellaneous - net	(1,772)	(3,438)	(3,393)	(5,521)
TOTAL	2,270	50	2,760	315

INTEREST EXPENSE
Interest expense	28,499	25,433	54,896	49,377
Allowance for borrowed funds used during construction	(1,204)	(902)	(1,951)	(1,685)
TOTAL	27,295	24,531	52,945	47,692

INCOME BEFORE INCOME TAXES	104,845	77,679	140,094	105,374

Income taxes	25,280	19,414	33,097	26,169

NET INCOME	79,565	58,265	106,997	79,205

Net loss attributable to noncontrolling interest	(1,733)	(3,623)	(4,035)	(5,764)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$81,298	$61,888	$111,032	$84,969

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$106,997	$79,205
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	133,048	129,375
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,931	26,736
Changes in assets and liabilities:
Receivables	(26,254)	(6,155)
Fuel inventory	(2,331)	(5,919)
Accounts payable	475	(32,930)
Taxes accrued	(48,627)	(45,044)
Interest accrued	(1,845)	(724)
Deferred fuel costs	41,104	149,189
Other working capital accounts	(18,367)	(25,035)
Provisions for estimated losses	(11,575)	1,731
Other regulatory assets	5,325	(39,846)
Other regulatory liabilities	(3,415)	(55,443)
Pension and other postretirement funded status	(8,968)	(8,261)
Other assets and liabilities	(5,194)	6,669
Net cash flow provided by operating activities	185,304	173,548

INVESTING ACTIVITIES
Construction expenditures	(319,053)	(276,530)
Allowance for equity funds used during construction	5,012	4,053
Change in money pool receivable - net	—	26,879
Payment for purchase of assets	—	(30,433)
Increase in other investments	(104)	(686)
Net cash flow used in investing activities	(314,145)	(276,717)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	396,105	396,861
Retirement of long-term debt	(200,000)	(400,000)
Capital contribution from noncontrolling interest	—	25,708
Changes in money pool payable - net	(33,414)	104,624
Common equity distributions paid	(22,300)	(40,000)
Other	(15,067)	7,450
Net cash flow provided by financing activities	125,324	94,643

Net decrease in cash and cash equivalents	(3,517)	(8,526)
Cash and cash equivalents at beginning of period	6,630	16,979
Cash and cash equivalents at end of period	$3,113	$8,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$55,538	$48,771
Income taxes	$2,356	$—
Noncash investing activities:
Accrued construction expenditures	$22,334	$66,818

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$30	$30
Temporary cash investments	3,083	6,600
Total cash and cash equivalents	3,113	6,630
Accounts receivable:
Customer	124,274	121,389
Allowance for doubtful accounts	(2,226)	(3,312)
Associated companies	7,807	4,997
Other	22,637	17,697
Accrued unbilled revenues	85,998	71,465
Total accounts receivable	238,490	212,236
Fuel inventory - at average cost	18,527	16,196
Materials and supplies - at average cost	109,283	95,526
Prepayments and other	13,108	12,740
TOTAL	382,521	343,328

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,489	4,497
Storm reserve escrow account	759	656
TOTAL	5,248	5,153

UTILITY PLANT
Electric	7,617,717	7,455,145
Construction work in progress	284,846	139,635
TOTAL UTILITY PLANT	7,902,563	7,594,780
Less - accumulated depreciation and amortization	2,435,037	2,346,327
UTILITY PLANT - NET	5,467,526	5,248,453

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	573,751	579,076
Other	77,054	51,996
TOTAL	650,805	631,072

TOTAL ASSETS	$6,506,100	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$100,000
Accounts payable:
Associated companies	86,688	133,571
Other	112,595	92,659
Customer deposits	94,308	92,637
Taxes accrued	66,507	115,134
Interest accrued	19,692	21,537
Deferred fuel costs	171,749	130,645
Other	22,152	26,463
TOTAL	573,691	712,646

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	849,315	821,744
Accumulated deferred investment tax credits	13,373	13,811
Regulatory liability for income taxes - net	183,083	188,714
Other regulatory liabilities	35,912	33,696
Asset retirement cost liabilities	30,309	8,229
Accumulated provisions	27,906	39,481
Long-term debt	2,426,614	2,129,510
Other	72,986	71,961
TOTAL	3,639,498	3,307,146

Commitments and Contingencies

EQUITY
Member's equity	2,278,193	2,189,461
Noncontrolling interest	14,718	18,753
TOTAL	2,292,911	2,208,214

TOTAL LIABILITIES AND EQUITY	$6,506,100	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537

Net income (loss)	(2,141)	23,081	20,940
Common equity distributions	—	(12,500)	(12,500)
Balance at March 31, 2023	1,206	2,047,771	2,048,977

Net income (loss)	(3,623)	61,888	58,265
Common equity distributions	—	(27,500)	(27,500)
Capital contribution from noncontrolling interest	25,708	—	25,708
Balance at June 30, 2023	$23,291	$2,082,159	$2,105,450

Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214

Net income (loss)	(2,302)	29,734	27,432
Balance at March 31, 2024	16,451	2,219,195	2,235,646

Net income (loss)	(1,733)	81,298	79,565
Common equity distributions	—	(22,300)	(22,300)
Balance at June 30, 2024	$14,718	$2,278,193	$2,292,911

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2024 Compared to Second Quarter 2023

Net income increased $7.3 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher other operation and maintenance expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Entergy New Orleans experienced a net loss of $27.8 million for the six months ended June 30, 2024 compared to net income of $24.0 million for the six months ended June 30, 2023 primarily due to a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. Also contributing to the net loss were higher other operation and maintenance expenses. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

Operating Revenues

Second Quarter 2024 Compared to Second Quarter 2023

Following is an analysis of the change in operating revenues comparing the second quarter 2024 to the second quarter 2023:

Amount
(In Millions)
2023 operating revenues	$188.0
Fuel, rider, and other revenues that do not significantly affect net income	3.1
Volume/weather	6.9
Retail electric price	1.3
2024 operating revenues	$199.3

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	614	576	7
Commercial	531	508	5
Industrial	115	97	19
Governmental	198	187	6
Total retail	1,458	1,368	7
Sales for resale:
Non-associated companies	476	551	(14)
Total	1,934	1,919	1

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2024 to the six months ended June 30, 2023:

Amount
(In Millions)
2023 operating revenues	$396.8
Fuel, rider, and other revenues that do not significantly affect net income	(11.1)
Retail electric price	2.8
Volume/weather	3.8
2024 operating revenues	$392.3

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales and an increase in weather-adjusted residential usage, partially offset by a decrease in weather-adjusted commercial usage.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy New Orleans for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,094	1,030	6
Commercial	974	995	(2)
Industrial	200	196	2
Governmental	375	368	2
Total retail	2,643	2,589	2
Sales for resale:
Non-associated companies	981	1,594	(38)
Total	3,624	4,183	(13)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Second Quarter 2024 Compared to Second Quarter 2023

Other operation and maintenance expenses increased primarily due to an increase of $1.1 million in non-nuclear generation expenses primarily due to a higher scope of work during plant outages performed in 2024 as compared to 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Other operation and maintenance expenses increased primarily due to:

•the recognition of $1.8 million in costs related to rate mitigation credits approved in the settlement of the 2023 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing;
•an increase of $1.6 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $1.4 million in energy efficiency expenses primarily due to higher energy efficiency costs;
•an increase of $1.4 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024;
•an increase of $1.2 million in non-nuclear generation expenses primarily due to a higher scope of work during plant outages performed in 2024 as compared to 2023; and
•several individually insignificant items.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rates were 26.2% for the second quarter 2024 and 29.8% for the six months ended June 30, 2024. The differences in the effective income tax rates for the second quarter 2024 and the six months ended June 30, 2024 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes.

The effective income tax rates were 29.4% for the second quarter 2023 and 30.5% for the six months ended June 30, 2023. The differences in the effective income tax rates for the second quarter 2023 and the six months ended June 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

Planned Sale of Gas Distribution Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy New Orleans’s gas distribution business. The following is an update to that discussion.

In July 2024 the LPSC staff issued a report recommending LPSC approval of the application of Delta States Utilities LA, LLC (a Bernhard Capital Partners Management LP affiliate) and Entergy Louisiana and the transaction described therein as being in the public interest and proposing certain conditions. Entergy Louisiana anticipates that the LPSC will review the matter at its August Business and Executive meeting.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$4,464

Net cash provided by (used in):
Operating activities	45,416	100,950
Investing activities	(74,449)	12,900
Financing activities	35,565	23,057
Net increase in cash and cash equivalents	6,532	136,907

Cash and cash equivalents at end of period	$6,558	$141,371

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities decreased $55.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•the refund of $34 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the refund and the related proceedings;
•lower collections from customers; and
•the timing of payments to vendors.

The decrease was partially offset by the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Entergy New Orleans’s investing activities used $74.4 million of cash for the six months ended June 30, 2024 compared to providing $12.9 million of cash for the six months ended June 30, 2023 primarily due to the following activity:

•money pool activity;
•a decrease of $5.0 million in distribution construction expenditures primarily due to a lower scope of work on projects in 2024 as compared to 2023, partially offset by higher capital expenditures for storm restoration in 2024; and
•a decrease of $14.0 million in transmission construction expenditures primarily due to higher spending in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $1.1 million for the six months ended June 30, 2024 compared to decreasing by $101.8 million for the six months ended June 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $12.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the issuance in May 2024 of (1) $35 million of 6.25% Series mortgage bonds, (2) $65 million of 6.41% Series mortgage bonds, and (3) $50 million of 6.54% mortgage bonds. The increase was partially offset by:

•the repayment, at maturity, of an $85 million unsecured term loan in June 2024;
•money pool activity;
•additional borrowings of $15 million in May 2023 on the unsecured term loan repaid in June 2024; and
•a $15 million advance received in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased by $21.7 million for the six months ended June 30, 2024.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy New Orleans is primarily due to net loss in 2024.

	June 30, 2024	December 31, 2023
Debt to capital	48.8%	45.8%
Effect of excluding securitization bonds	—%	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	48.8%	45.6%
Effect of subtracting cash	(0.2%)	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	48.6%	45.6%

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

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
(In Thousands)
$1,110	($21,651)	$45,487	$147,254

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2024, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Resilience and Grid Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan is in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In July 2024 the City Council held a technical conference regarding Entergy New Orleans’s three-year resilience plan.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans seeks approval of a $12.6 million rate increase based on the formula set by the City Council in the 2018 rate case and approved again by the City Council in 2023. The formula would result in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. Following City Council review, the City Council’s advisors issued a report in July 2024 seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues in an aggregate amount of approximately $1.6 million for electric and gas together due to alleged errors. The City Council’s advisors’ report began a 35-day period to resolve any disputes among the parties regarding the formula rate plan. Resulting rates will be effective with the first billing cycle of September 2024 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

Reliability Investigation

As discussed in the Form 10-K, in August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The City Council also approved a resolution that opened a

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed. Entergy New Orleans disagreed with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution. In June 2022 the Orleans Civil District Court issued a written judgment that the penalty be set aside, reversed, and vacated. In August 2022 the Orleans Civil District Court issued written reasons for its judgment and also granted a post-judgment motion to remand for the City Council to take actions consistent with its judgment.

In April 2023 the City Council approved a resolution that established a procedural schedule to allow for the submission of additional evidence regarding the penalty imposed in 2019. In May 2023, Entergy New Orleans filed with the Orleans Civil District Court a petition for judicial review and (or alternatively) declaratory judgment of, together with a request for injunctive relief from, the City Council’s April 2023 resolution. In June 2023 the City Council filed exceptions requesting the Orleans Civil District Court dismiss the suit as premature, and a hearing date was set on the exceptions. In September 2023, Entergy New Orleans filed an unopposed motion to continue the hearing on the City Council’s exceptions without date, which was granted. In May 2024 the City Council approved a settlement in which Entergy New Orleans agreed to $500 thousand in unrecovered distribution investment and will recover all verifiable regulatory costs associated with any reliability-related investigation, as well as any costs associated with the judicial reviews. In June 2024, Entergy New Orleans filed with the Orleans Civil District Court an unopposed motion to dismiss with prejudice and an order regarding its petition for judicial review. In July 2024 the dismissal order was signed.

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

Income Tax Audits

As discussed in Note 3 to the financial statements herein and in the Form 10-K, in November 2023 the IRS completed its examination of the 2016 through 2018 tax years and issued a Revenue Agent Report for each federal filer under audit. Based on prior regulatory agreements and general rate-making principles, in fourth quarter 2023 Entergy New Orleans recorded a regulatory liability and associated regulatory charge of $60 million ($44 million net-of-tax). In April 2024, Entergy New Orleans and the City Council entered into a settlement in principle whereby Entergy New Orleans agreed to share with customers $138 million of income tax benefits from the resolution of the 2016–2018 IRS audit. Based on this settlement in principle, in first quarter 2024, Entergy New Orleans increased the associated regulatory liability from $60 million to $138 million and recorded a corresponding $78 million regulatory charge ($57 million net-of-tax). The settlement in principle requires that the regulatory liability be amortized over 25 years with the unamortized balance included in rate base and the amortization treated

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
as a reduction to Entergy New Orleans’s retail revenue requirement. In May 2024 the City Council approved the settlement.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks. See “Other Information - Environmental Regulation” in Part II, Item 5 herein for updates regarding environmental proceedings and regulation.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$178,664	$168,216	$335,605	$337,911
Natural gas	20,677	19,800	56,697	58,925
TOTAL	199,341	188,016	392,302	396,836

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	18,314	18,974	49,139	70,998
Purchased power	64,318	65,929	124,700	132,549
Other operation and maintenance	41,720	38,961	85,052	72,188
Taxes other than income taxes	14,187	14,480	29,609	30,904
Depreciation and amortization	21,130	20,064	42,044	39,639
Other regulatory charges (credits) - net	1,659	2,288	83,179	1,187
TOTAL	161,328	160,696	413,723	347,465

OPERATING INCOME (LOSS)	38,013	27,320	(21,421)	49,371

OTHER INCOME
Allowance for equity funds used during construction	511	280	889	730
Interest and investment income	316	2,400	457	4,451
Miscellaneous - net	381	(517)	352	(744)
TOTAL	1,208	2,163	1,698	4,437

INTEREST EXPENSE
Interest expense	10,810	10,003	20,336	19,622
Allowance for borrowed funds used during construction	(214)	(136)	(371)	(355)
TOTAL	10,596	9,867	19,965	19,267

INCOME (LOSS) BEFORE INCOME TAXES	28,625	19,616	(39,688)	34,541

Income taxes	7,492	5,759	(11,841)	10,542

NET INCOME (LOSS)	$21,133	$13,857	($27,847)	$23,999

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	($27,847)	$23,999
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	42,044	39,639
Deferred income taxes, investment tax credits, and non-current taxes accrued	(19,560)	10,247
Changes in assets and liabilities:
Receivables	(111,913)	23,357
Fuel inventory	544	3,868
Accounts payable	(10,311)	(24,536)
Prepaid taxes and taxes accrued	7,345	(657)
Interest accrued	(1,220)	194
Deferred fuel costs	(51)	4,315
Other working capital accounts	(8,120)	(14,016)
Provisions for estimated losses	2,473	3,550
Other regulatory assets	11,073	2,930
Other regulatory liabilities	167,529	30,722
Pension and other postretirement funded status	(3,876)	(2,454)
Other assets and liabilities	(2,694)	(208)
Net cash flow provided by operating activities	45,416	100,950

INVESTING ACTIVITIES
Construction expenditures	(72,409)	(88,480)
Allowance for equity funds used during construction	889	730
Changes in money pool receivable - net	(1,110)	101,767
Payments to storm reserve escrow account	(2,939)	(1,723)
Changes in securitization account	1,120	555
Decrease in other investments	—	51
Net cash flow provided by (used in) investing activities	(74,449)	12,900

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	149,075	14,641
Retirement of long-term debt	(91,245)	(6,073)
Contribution from customer for construction	—	15,000
Change in money pool payable - net	(21,651)	—
Other	(614)	(511)
Net cash flow provided by financing activities	35,565	23,057

Net increase in cash and cash equivalents	6,532	136,907
Cash and cash equivalents at beginning of period	26	4,464
Cash and cash equivalents at end of period	$6,558	$141,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$20,159	$18,719
Income taxes	$2,598	$2
Noncash investing activities:
Accrued construction expenditures	$4,263	$8,496

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Temporary cash investments	6,532	—
Total cash and cash equivalents	6,558	26
Securitization recovery trust account	1,306	2,426
Accounts receivable:
Customer	71,412	67,258
Allowance for doubtful accounts	(5,824)	(7,770)
Associated companies	102,291	1,657
Other	6,883	5,270
Accrued unbilled revenues	35,763	31,087
Total accounts receivable	210,525	97,502
Deferred fuel costs	6,199	6,148
Fuel inventory - at average cost	2,754	3,298
Materials and supplies - at average cost	32,846	30,019
Prepaid taxes	—	1,574
Prepayments and other	19,146	11,482
TOTAL	279,334	152,475

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	832	832
Storm reserve escrow account	81,670	78,731
TOTAL	82,502	79,563

UTILITY PLANT
Electric	2,078,423	2,046,928
Natural gas	408,508	401,846
Construction work in progress	40,512	25,424
TOTAL UTILITY PLANT	2,527,443	2,474,198
Less - accumulated depreciation and amortization	879,838	858,672
UTILITY PLANT - NET	1,647,605	1,615,526

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of June 30, 2024 and $506 as of December 31, 2023)	171,294	182,367
Deferred fuel costs	4,080	4,080
Other	84,269	63,964
TOTAL	259,643	250,411

TOTAL ASSETS	$2,269,084	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$78,000	$85,000
Payable due to associated company	1,275	1,275
Accounts payable:
Associated companies	43,275	76,736
Other	38,150	39,813
Customer deposits	33,324	32,420
Taxes accrued	5,771	—
Interest accrued	7,314	8,534
Other	11,003	8,953
TOTAL	218,112	252,731

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	176,689	195,615
Accumulated deferred investment tax credits	15,672	16,457
Regulatory liability for income taxes - net	34,411	36,061
Other regulatory liabilities	259,613	90,434
Accumulated provisions	90,597	88,124
Long-term debt (includes securitization bonds of $— as of June 30, 2024 and $5,415 as of December 31, 2023)	650,197	584,171
Long-term payable due to associated company	7,004	7,004
Other	37,882	20,624
TOTAL	1,272,065	1,038,490

Commitments and Contingencies

EQUITY
Member's equity	778,907	806,754
TOTAL	778,907	806,754

TOTAL LIABILITIES AND EQUITY	$2,269,084	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2022	$702,816

Net income	10,142
Balance at March 31, 2023	712,958

Net income	13,857
Balance at June 30, 2023	$726,815

Balance at December 31, 2023	$806,754

Net loss	(48,980)
Balance at March 31, 2024	757,774

Net income	21,133
Balance at June 30, 2024	$778,907

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2024 Compared to Second Quarter 2023

Net income increased $1.8 million primarily due to higher volume/weather and higher other income, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net income decreased $3.2 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher volume/weather, higher retail electric price, and higher other income.

Operating Revenues

Second Quarter 2024 Compared to Second Quarter 2023

Following is an analysis of the change in operating revenues comparing the second quarter 2024 to the second quarter 2023:

Amount
(In Millions)
2023 operating revenues	$464.4
Fuel, rider, and other revenues that do not significantly affect net income	32.5
Volume/weather	22.6
Retail electric price	(0.4)
2024 operating revenues	$519.1

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales and an increase in weather-adjusted residential and commercial usage. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

The retail electric price variance is insignificant and primarily due to the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective over three months beginning in May 2023, substantially offset by an increase in base rates effective June 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the generation cost recovery rider filings and the 2022 base rate case.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the three months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,778	1,667	7
Commercial	1,234	1,181	4
Industrial	2,404	2,399	—
Governmental	68	67	1
Total retail	5,484	5,314	3
Sales for resale:
Non-associated companies	229	136	68
Total	5,713	5,450	5

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2024 to the six months ended June 30, 2023:

Amount
(In Millions)
2023 operating revenues	$971.9
Fuel, rider, and other revenues that do not significantly affect net income	(40.8)
Retail electric price	9.2
Volume/weather	23.3
2024 operating revenues	$963.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in base rates effective June 2023, partially offset by the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective over three months beginning in May 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case and the generation cost recovery rider filings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in weather-adjusted residential usage. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	3,089	2,914	6
Commercial	2,317	2,241	3
Industrial	4,458	4,592	(3)
Governmental	131	130	1
Total retail	9,995	9,877	1
Sales for resale:
Non-associated companies	346	239	45
Total	10,341	10,116	2

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Second Quarter 2024 Compared to Second Quarter 2023

Other operation and maintenance expenses increased primarily due to:

•a gain of $6.9 million on the partial sale of a service center in April 2023 as part of an eminent domain proceeding;
•an increase of $2.3 million in power delivery expenses primarily due to higher transmission line inspection costs and higher transmission and distribution repairs and maintenance costs, partially offset by lower vegetation maintenance costs;
•an increase of $2.0 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $2.0 million in storm damage provisions;
•an increase of $1.8 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024; and
•an increase of $1.6 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2024 as compared to 2023.

Depreciation and amortization expenses increased primarily due to:

•the recognition of $13.8 million in depreciation expense in second quarter 2024 for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period is effective over the same period as collections from the relate back surcharge rider and results in no effect on net income;
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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Other operation and maintenance expenses increased primarily due to:

•a gain of $6.9 million on the partial sale of a service center in April 2023 as part of an eminent domain proceeding;
•an increase of $5.1 million in power delivery expenses primarily due to higher transmission and distribution repairs and maintenance costs, higher reliability costs, and higher transmission line inspection costs, partially offset by lower vegetation maintenance costs;
•an increase of $4.5 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024;
•an increase of $3.7 million in storm damage provisions;
•an increase of $3.6 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $2.8 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2024 as compared to 2023; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to:

•the recognition of $27.6 million in depreciation expense in 2024 for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period is effective over the same period as collections from the relate back surcharge rider and results in no effect on net income;
•an increase in depreciation rates effective with an increase in base rates in June 2023; and
•additions to plant in service.

See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project, and higher interest earned on money pool investments. The increase was partially offset by an increase of $4 million in net periodic pension and other postretirement benefit non-service costs as a result of an increase in amortizations of the previously deferred surplus and deferrals of the deficit in the annual amount of actuarially determined pension and other postretirement benefits chargeable under the Entergy Texas reserve. See Note 11 to the financial statements in the Form 10-K for further discussion of the Entergy Texas reserve.

Interest expense increased primarily due to the issuance of $350 million of 5.80% Series mortgage bonds in August 2023, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project.

Income Taxes

The effective income tax rates were 18.4% for the second quarter 2024 and 18.6% for the six months ended June 30, 2024. The differences in the effective income tax rates for the second quarter 2024 and the six months ended June 30, 2024 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$21,986	$3,497

Net cash provided by (used in):
Operating activities	292,420	308,266
Investing activities	(215,942)	(319,798)
Financing activities	26,442	10,857
Net increase (decrease) in cash and cash equivalents	102,920	(675)

Cash and cash equivalents at end of period	$124,906	$2,822

Operating Activities

Net cash flow provided by operating activities decreased $15.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the timing of payments to vendors, lower collections from customers, and an increase of $12.5 million in interest paid. The decrease was partially offset by a decrease of $24.6 million in income taxes paid in 2024 as a result of lower estimated income tax payments in comparison to 2023 and a decrease of $9.7 million in storm spending in 2024 as compared to 2023.

Investing Activities

Net cash flow used in investing activities decreased $103.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to money pool activity and a decrease of $23.3 million in non-nuclear generation construction expenditures primarily due to lower spending on the Orange County Advanced Power Station project in 2024 as compared to 2023, partially offset by higher spending on the Legend Power Station and Lone Star Power Station projects in 2024. The decrease was partially offset by:

•an increase of $55.2 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2024;
•an increase of $50.8 million in distribution construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Texas’s service area and higher capital expenditures for storm restoration in 2024;

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
•cash collateral of $12.7 million posted in 2024 to support Entergy Texas’s obligations to MISO; and
•the partial sale of a service center in April 2023 for $11 million as part of an eminent domain proceeding.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $296.7 million for the six months ended June 30, 2024 compared to decreasing by $98.6 million for the six months ended June 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $15.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase of $16.3 million in prepaid deposits related to contributions-in-aid-of-construction primarily for customer and generator interconnection agreements.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to net income in 2024.

	June 30, 2024	December 31, 2023
Debt to capital	49.9%	50.9%
Effect of excluding securitization bonds	(2.0%)	(2.1%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	47.9%	48.8%
Effect of subtracting cash	(1.1%)	(0.2%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	46.8%	48.6%

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

Following are the current annual amounts of Entergy Texas’s planned construction and other capital investments.

	2024	2025	2026
	(In Millions)
Planned construction and capital investment:
Generation	$435	$800	$825
Transmission	315	320	375
Distribution	470	415	360
Utility Support	45	25	45
Total	$1,265	$1,560	$1,605

The updated capital plan for 2024-2026 reflects a change in the timing of capital investment in certain potential generation projects. In addition to routine capital spending to maintain operations, the capital plan includes investments in generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station, Lone Star Power Station, Segno Solar, and Votaw Solar; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments.

Entergy Texas’s receivables from the money pool were as follows:

June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
(In Thousands)
$21,212	$317,882	$899	$99,468

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2029.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of June 30, 2024, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2024, $79.7 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled with both carbon capture and storage and hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. Legend Power Station will cost an estimated $1.46 billion and Lone Star Power Station will cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. As described in the application, Entergy Texas is considering alternative financing approaches for Legend Power Station and plans to pursue the financing option that is in the best interest of customers. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. The Segno Solar facility will cost an estimated $351.6 million, and the Votaw Solar facility will cost an estimated $303.8 million, in each case inclusive of estimated transmission interconnection and upgrade costs. Subject to receipt of required regulatory approval and other conditions, the Segno Solar facility is expected to be in service by early 2027, and the Votaw Solar facility is expected to be in service by mid-2028.

Resilience and Grid Hardening

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a cost-effective set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. Work on these projects is expected to commence within approximately three years of PUCT approval. The PUCT referred the proceeding to the State Office of Administrative Hearings in June 2024. In July 2024, Entergy Texas filed a motion, on behalf of the parties to the proceeding, requesting the ALJ with the State Office of Administrative Hearings adopt an agreed proposed procedural schedule, with a hearing on the merits scheduled for September 2024. A PUCT decision is expected in fourth quarter 2024.

Hurricane Beryl

In July 2024, Hurricane Beryl caused extensive damage to Entergy Texas’s service area. The storm resulted in widespread power outages, as a result of extensive debris and damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Texas’s electric facilities damaged by Hurricane Beryl are currently estimated to be in the range of $75 million to $85 million. Based on the historic treatment of such costs in Entergy Texas’s service area, management believes that recovery of restoration costs is probable. There are well established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy Texas has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Texas is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2022 Base Rate Case

As discussed in the Form 10-K, in August 2023 the PUCT issued an order severing issues related to electric vehicle charging infrastructure in the 2022 base rate case proceeding to a separate proceeding. In December 2023 the PUCT referred the separate proceeding to resolve the issues related to electric vehicle charging infrastructure to the State Office of Administrative Hearings. A hearing on the merits was held in April 2024. In June 2024 the ALJ with the State Office of Administrative Hearings issued a proposal for decision concluding that it is appropriate for a vertically integrated electric utility, and Entergy Texas specifically, to own vehicle-charging facilities or other transportation electrification and charging infrastructure and recommending that both of Entergy Texas’s proposed transportation electrification riders be approved. A PUCT decision is expected in third quarter 2024.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2024, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.3 million annually based on its capital invested in distribution between January 1, 2022 and March 31, 2024. The PUCT adopted a procedural schedule in July 2024. A PUCT decision is expected in third quarter 2024.

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

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks. See “Other Information - Environmental Regulation” in Part II, Item 5 herein for updates regarding environmental proceedings and regulation.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Texas’s

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$519,077	$464,430	$963,568	$971,936

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	115,520	63,526	211,657	231,056
Purchased power	88,713	112,883	183,056	220,641
Other operation and maintenance	83,176	63,071	161,136	127,501
Taxes other than income taxes	22,979	28,717	47,546	56,713
Depreciation and amortization	90,824	66,009	180,329	125,400
Other regulatory charges (credits) - net	(12,477)	1,526	(13,452)	12,450
TOTAL	388,735	335,732	770,272	773,761

OPERATING INCOME	130,342	128,698	193,296	198,175

OTHER INCOME
Allowance for equity funds used during construction	10,834	6,760	20,082	11,849
Interest and investment income	2,791	846	6,695	2,263
Miscellaneous - net	(3,186)	(1,941)	(5,498)	(1,502)
TOTAL	10,439	5,665	21,279	12,610

INTEREST EXPENSE
Interest expense	34,483	26,847	66,449	53,809
Allowance for borrowed funds used during construction	(4,219)	(2,517)	(7,821)	(4,413)
TOTAL	30,264	24,330	58,628	49,396

INCOME BEFORE INCOME TAXES	110,517	110,033	155,947	161,389

Income taxes	20,295	21,576	28,981	31,259

NET INCOME	90,222	88,457	126,966	130,130

Preferred dividend requirements	518	518	1,036	1,036

EARNINGS APPLICABLE TO COMMON STOCK	$89,704	$87,939	$125,930	$129,094

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$126,966	$130,130
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	180,329	125,400
Deferred income taxes, investment tax credits, and non-current taxes accrued	21,112	23,480
Changes in assets and liabilities:
Receivables	(64,108)	12,534
Fuel inventory	1,877	(18,082)
Accounts payable	13,853	(5,725)
Taxes accrued	(21,155)	(45,549)
Interest accrued	(561)	(604)
Deferred fuel costs	80,220	98,042
Other working capital accounts	(9,386)	3,129
Provisions for estimated losses	(1,384)	455
Other regulatory assets	40,197	(19,688)
Other regulatory liabilities	(26,028)	(9,929)
Pension and other postretirement funded status	(8,190)	(4,191)
Other assets and liabilities	(41,322)	18,864
Net cash flow provided by operating activities	292,420	308,266

INVESTING ACTIVITIES
Construction expenditures	(522,890)	(448,550)
Allowance for equity funds used during construction	20,082	11,849
Proceeds from sale of assets	—	11,000
Changes in money pool receivable - net	296,670	98,569
Changes in securitization account	2,856	7,248
Decrease (increase) in other investments	(12,660)	86
Net cash flow used in investing activities	(215,942)	(319,798)

FINANCING ACTIVITIES
Retirement of long-term debt	(9,104)	(8,856)
Preferred stock dividends paid	(1,036)	(1,036)
Other	36,582	20,749
Net cash flow provided by financing activities	26,442	10,857

Net increase (decrease) in cash and cash equivalents	102,920	(675)
Cash and cash equivalents at beginning of period	21,986	3,497
Cash and cash equivalents at end of period	$124,906	$2,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$65,529	$53,019
Income taxes	$5,862	$30,500
Noncash investing activities:
Accrued construction expenditures	$343,525	$138,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$1,497
Temporary cash investments	124,880	20,489
Total cash and cash equivalents	124,906	21,986
Securitization recovery trust account	2,340	5,195
Accounts receivable:
Customer	119,885	88,468
Allowance for doubtful accounts	(933)	(1,484)
Associated companies	31,932	329,941
Other	39,732	24,416
Accrued unbilled revenues	90,934	72,771
Total accounts receivable	281,550	514,112
Deferred fuel costs	58,799	139,019
Fuel inventory - at average cost	48,970	50,847
Materials and supplies - at average cost	146,412	123,020
Prepayments and other	41,518	35,232
TOTAL	704,495	889,411

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	130	214
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	15,246	15,068
TOTAL	15,752	15,658

UTILITY PLANT
Electric	8,144,778	7,931,340
Construction work in progress	1,215,214	857,707
TOTAL UTILITY PLANT	9,359,992	8,789,047
Less - accumulated depreciation and amortization	2,472,681	2,363,919
UTILITY PLANT - NET	6,887,311	6,425,128

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $243,478 as of June 30, 2024 and $250,324 as of December 31, 2023)	556,409	596,606
Other	159,392	129,769
TOTAL	715,801	726,375

TOTAL ASSETS	$8,323,359	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$56,359	$74,423
Other	238,679	195,703
Customer deposits	40,988	39,999
Taxes accrued	57,732	78,887
Interest accrued	30,724	31,285
Other	23,979	16,237
TOTAL	448,461	436,534

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	843,464	814,905
Accumulated deferred investment tax credits	7,589	7,963
Regulatory liability for income taxes - net	103,806	114,759
Other regulatory liabilities	27,938	43,013
Asset retirement cost liabilities	17,228	11,743
Accumulated provisions	8,096	9,480
Long-term debt (includes securitization bonds of $248,670 as of June 30, 2024 and $257,592 as of December 31, 2023)	3,216,909	3,225,092
Other	405,276	274,421
TOTAL	4,630,306	4,501,376

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2024 and 2023	49,452	49,452
Paid-in capital	1,200,125	1,200,125
Retained earnings	1,956,265	1,830,335
Total common shareholder's equity	3,205,842	3,079,912
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,244,592	3,118,662

TOTAL LIABILITIES AND EQUITY	$8,323,359	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461

Net income	—	—	—	41,673	41,673
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2023	38,750	49,452	1,050,125	1,582,289	2,720,616

Net income	—	—	—	88,457	88,457
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2023	$38,750	$49,452	$1,050,125	$1,670,228	$2,808,555

Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662

Net income	—	—	—	36,744	36,744
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2024	38,750	49,452	1,200,125	1,866,561	3,154,888

Net income	—	—	—	90,222	90,222
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2024	$38,750	$49,452	$1,200,125	$1,956,265	$3,244,592

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

Results of Operations

Net Income

Second Quarter 2024 Compared to Second Quarter 2023

Net income decreased $0.9 million primarily due to the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Arkansas effective with the November 2023 service month per the settlement agreement with the APSC and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council, substantially offset by an increase in operating revenues resulting from changes in rate base. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement with the APSC. See Note 2 to the financial statements herein for discussion of the settlement with the City Council.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net income increased $2.7 million primarily due to an increase in operating revenues resulting from changes in rate base, partially offset by the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Arkansas effective with the November 2023 service month per the settlement agreement with the APSC and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement with the APSC. See Note 2 to the financial statements herein for discussion of the settlement with the City Council.

Income Taxes

The effective income tax rates were 23.2% for the second quarter 2024 and 21.7% for the six months ended June 30, 2024. The difference in the effective income tax rate for the second quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$60	$2,940

Net cash provided by (used in):
Operating activities	27,420	60,571
Investing activities	(216,666)	11,262
Financing activities	220,264	(26,518)
Net increase in cash and cash equivalents	31,018	45,315

Cash and cash equivalents at end of period	$31,078	$48,255

Operating Activities

Net cash flow provided by operating activities decreased $33.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

•the refund of $92 million made in May 2024 to Entergy Arkansas as a result of the settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement with the APSC;
•an increase in spending of $20.1 million on nuclear refueling outage costs in 2024 as compared to 2023; and
•the timing of collection of receivables.

The decrease was partially offset by:

•aggregate refunds of $103.5 million made in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the refunds and the related proceedings; and
•refunds of $19.3 million included in May 2023 service month bills under the Unit Power Sales Agreement to reflect the effects of the partial settlement agreement approved by the FERC in April 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the Unit Power Sales Agreement complaint.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Investing Activities

System Energy’s investing activities used $216.7 million of cash for the six months ended June 30, 2024 compared to providing $11.3 million of cash for the six months ended June 30, 2023 primarily due to the following activity:

•an increase in cash used of $108.8 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•money pool activity; and
•an increase of $38.1 million in nuclear construction expenditures primarily due to higher spending in 2024 on Grand Gulf outage projects and upgrades.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased $5.2 million for the six months ended June 30, 2024 compared to decreasing by $80.1 million for the six months ended June 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $220.3 million of cash for the six months ended June 30, 2024 compared to using $26.5 million of cash for the six months ended June 30, 2023 primarily due to the following activity:

•the repayment, at maturity, of $250 million of 4.10% Series mortgage bonds in April 2023;
•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to maintain System Energy’s capital structure;
•net long-term borrowings of $82.6 million in 2024 compared to net repayments of $34.8 million in 2023 on the nuclear fuel company variable interest entity’s credit facility;
•the repayment, prior to maturity, in March 2023 of a $50 million term loan due in November 2023;
•the issuance of $325 million of 6.00% Series mortgage bonds in March 2023; and
•money pool activity.

Decreases in System Energy’s payable to the money pool are a use of cash flow, and System Energy’s payable to the money pool decreased $12.2 million for the six months ended June 30, 2024.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for System Energy is primarily due to the capital contribution of $150 million received from Entergy Corporation in 2024, partially offset by the net issuance of long-term debt in 2024.

	June 30, 2024	December 31, 2023
Debt to capital	42.9%	45.4%
Effect of subtracting cash	(0.9%)	—%
Net debt to net capital (non-GAAP)	42.0%	45.4%

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
(In Thousands)
$5,238	($12,246)	$14,880	$94,981

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of June 30, 2024, $104.1 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC (or on appeal from the FERC to the United States Court of Appeals for the Fifth Circuit), including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC and the APSC and approved by the FERC. A settlement has been reached with the City Council and is pending FERC approval, as described in “System Energy Settlement with the City Council” below. An agreement in principle has been reached with the LPSC staff, as described in “System Energy Settlement with the LPSC” below. If the settlement with the City Council is approved by the FERC and the settlement with the LPSC staff is approved by the LPSC and

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
the FERC, it would resolve all significant aspects of these pending complaints. The following are updates to the discussion in the Form 10-K.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the FERC’s Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $25.3 million, which includes interest through June 30, 2024, and the estimated resulting annual rate reduction would be approximately $15 million. As a result of the settlement agreements with the MPSC and the APSC, both the estimated refund and rate reduction exclude Entergy Mississippi's and Entergy Arkansas’s portions. See “System Energy Settlement with the MPSC” in the Form 10-K and see “System Energy Settlement with the APSC” below and in the Form 10-K for discussion of the settlements. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

In January 2023, System Energy filed its compliance report with the FERC. With respect to the sale-leaseback renewal costs, System Energy calculated a refund of $89.8 million, which represented all of the sale-

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
leaseback renewal rental costs that System Energy recovered in rates, with interest. With respect to the decommissioning uncertain tax position issue, System Energy calculated that no additional refunds are owed because it had already provided a one-time historical credit (for the period January 2016 through September 2020) of $25.2 million based on the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position, and because it has been providing an ongoing rate base credit for the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position since October 2020. With respect to the depreciation refund, System Energy calculated a refund of $13.7 million, which is the net total of a refund to customers for excess depreciation expense previously collected, plus interest, offset by the additional return on rate base that System Energy previously did not collect, without interest.

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests have been deemed denied by operation of law. The deemed denial of the rehearing request initiated a sixty-day period in which aggrieved parties could petition for federal appellate court review of the underlying FERC orders; however, the FERC may issue a substantive order on rehearing as long as it continues to have jurisdiction over the case. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

In December 2023 the United States Court of Appeals for the Fifth Circuit lifted the abeyance on the consolidated System Energy appeals, and it also consolidated the LPSC’s appeal with the System Energy appeals. In March 2024, separate petition briefs were filed by System Energy and by the LPSC. Also in March 2024, the City Council filed an intervenor brief supporting the LPSC. In June 2024 counsel for the FERC filed the respondent’s brief, arguing that the FERC’s August 2023 rehearing order concerning the sale-leaseback and depreciation rate remedy issues should be affirmed and arguing that the dispute over the uncertain tax position issue is not yet ripe. In July 2024, System Energy and the LPSC each filed separate reply briefs.

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

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolved the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provided that System Energy would provide a black box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provided that if the APSC, the City Council, or the LPSC agrees to the global settlement System Energy entered into with the MPSC (see “System Energy Settlement with the MPSC” in the Form 10-K for discussion of the settlement), and such global settlement includes a black box refund amount, then the black box refund for this settlement agreement shall not be incremental or in addition to the global black box refund amount. The settlement agreement addressed other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023 the FERC approved the settlement agreement. The refund provided for in the settlement agreement was included in the May 2023 service month bills under the Unit Power Sales Agreement.

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Louisiana and Entergy New Orleans would total approximately $69.9 million plus $97.8 million of interest through June 30, 2024. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

In March 2024 the United States Court of Appeals for the Fifth Circuit directed the FERC to respond to the LPSC’s petition. Also in March 2024, System Energy filed its response to the LPSC’s petition, in which it opposed the LPSC’s mandamus request on the compliance filing and took no position on the request for action on the return on equity and capital structure case. Later in March 2024, the FERC responded opposing both parts of the LPSC’s petition, and the LPSC filed an opposed motion for leave to answer and its answer to the FERC’s and System Energy’s responses. In July 2024 the Fifth Circuit held oral argument on the petition. During oral argument, the FERC’s counsel represented that the FERC intends to issue an order in the return on equity and capital structure proceeding by the end of the year. Later in July 2024 the Fifth Circuit issued an order denying the LPSC’s petition.

System Energy Settlement with the APSC

As discussed in the Form 10-K, in October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. System Energy, Entergy Arkansas, additional Entergy parties, and the APSC filed the settlement agreement and supporting materials with the FERC in November 2023. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy previously settled with the MPSC with respect to these complaints before the FERC.

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

In December 2023 the FERC trial staff and the LPSC filed comments. The FERC trial staff commented that it “believes that the settlement is fair, and in the public interest,” and neither it nor the LPSC oppose the settlement. In December 2023 the remaining black box refund to Entergy Arkansas was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Energy’s balance sheet. In March 2024 the FERC approved the settlement “because it appears to be fair and reasonable and in the public interest.” System Energy paid the remaining black box refund of $92 million to Entergy Arkansas in May 2024.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
System Energy Settlement with the City Council

In April 2024, System Energy, Entergy New Orleans, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the City Council to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. In May 2024, System Energy, Entergy New Orleans, additional named Entergy parties, and the City Council filed the settlement agreement and supporting materials with the FERC. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. As discussed above and in Note 2 to the financial statements in the Form 10-K, System Energy previously settled with the MPSC and the APSC with respect to these complaints before the FERC. Entergy Mississippi and Entergy Arkansas have nearly 65% of System Energy’s share of Grand Gulf’s output, after purchases from affiliates are considered. The settlements with the APSC, the MPSC, and the City Council represent almost 85% of System Energy’s share of the output of Grand Gulf.

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

In addition to the black box refund of $116 million described above, beginning with the June 2024 service month, the settlement provides for Entergy New Orleans’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

System Energy Settlement with the LPSC

In July 2024, System Energy and the LPSC staff reached a settlement in principle to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. The settling parties intend to file the settlement for approval by the FERC following the LPSC’s approval of the settlement.

The terms of the settlement with the LPSC staff align with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022, between System Energy and the APSC in November 2023, and between System Energy and the City Council in April 2024. The settlement in principle provides for Entergy Louisiana to receive a black box refund of $95 million from System Energy, inclusive of approximately $15 million already received by Entergy Louisiana from System Energy. In June 2024 the remaining $80 million black box refund to Entergy Louisiana was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Entergy’s balance sheet.

In addition to the black box refund of $95 million described above, beginning with the September 2024 service month, the settlement provides for Entergy Louisiana’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

System Energy Regulatory Liability for Pending Complaints

As discussed in the Form 10-K, System Energy had recorded a regulatory liability related to complaints against System Energy, which was consistent with the settlement agreements reached with the MPSC and the APSC, taking into account amounts already or expected to be refunded. System Energy’s remaining regulatory liability related to complaints against System Energy as of December 31, 2023 was $178 million. As discussed above in “System Energy Settlement with the City Council,” in first quarter 2024 the $98 million black box refund to Entergy New Orleans was reclassified from the regulatory liability to accounts payable - associated companies on System Energy’s balance sheet. As discussed above in “System Energy Settlement with the LPSC,” in second quarter 2024 the $80 million black box refund to Entergy Louisiana was reclassified from the regulatory liability to accounts payable - associated companies on System Energy’s balance sheet.

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

Pension Costs Amendment Proceeding

As discussed in the Form 10-K, in October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in the rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Energy’s proposed amendments with an effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. In October 2023, System Energy filed direct testimony in support of its proposed amendments. Under the procedural schedule, testimony was filed through April 2024, and the hearing occurred from late May through early June 2024. The presiding ALJ’s initial decision is expected in September 2024.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks. See “Other Information - Environmental Regulation” in Part II, Item 5 herein for updates regarding environmental proceedings and regulation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$145,934	$138,384	$298,554	$309,956

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	17,120	18,783	30,237	37,630
Nuclear refueling outage expenses	4,136	6,692	10,797	13,311
Other operation and maintenance	45,746	46,986	97,169	97,186
Decommissioning	10,815	10,391	21,522	20,678
Taxes other than income taxes	6,892	7,728	14,101	15,010
Depreciation and amortization	30,443	35,303	60,121	72,440
Other regulatory charges (credits) - net	27,188	(32,415)	22,215	(38,874)
TOTAL	142,340	93,468	256,162	217,381

OPERATING INCOME	3,594	44,916	42,392	92,575

OTHER INCOME
Allowance for equity funds used during construction	1,451	1,605	3,885	3,423
Interest and investment income	38,967	1,638	46,940	7,402
Miscellaneous - net	(165)	(1,613)	72	(10,691)
TOTAL	40,253	1,630	50,897	134

INTEREST EXPENSE
Interest expense	12,072	13,635	23,243	24,126
Allowance for borrowed funds used during construction	(594)	(436)	(1,453)	(791)
TOTAL	11,478	13,199	21,790	23,335

INCOME BEFORE INCOME TAXES	32,369	33,347	71,499	69,374

Income taxes	7,521	7,588	15,533	16,070

NET INCOME	$24,848	$25,759	$55,966	$53,304

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$55,966	$53,304
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	106,652	125,741
Deferred income taxes, investment tax credits, and non-current taxes accrued	28,258	17,865
Changes in assets and liabilities:
Receivables	(9,335)	13,558
Accounts payable	74,527	(26,332)
Prepaid taxes and taxes accrued	(19,301)	(10,704)
Interest accrued	(620)	3,035
Other working capital accounts	(27,233)	5,569
Other regulatory assets	21,178	(16,683)
Other regulatory liabilities	(115,256)	27,611
Pension and other postretirement funded status	(6,952)	(4,758)
Other assets and liabilities	(80,464)	(127,635)
Net cash flow provided by operating activities	27,420	60,571

INVESTING ACTIVITIES
Construction expenditures	(87,410)	(54,140)
Allowance for equity funds used during construction	3,885	3,423
Nuclear fuel purchases	(115,544)	(31,822)
Proceeds from sale of nuclear fuel	21	25,091
Decrease (increase) in other investments	23	(4)
Proceeds from nuclear decommissioning trust fund sales	455,082	151,463
Investment in nuclear decommissioning trust funds	(467,485)	(162,850)
Changes in money pool receivable - net	(5,238)	80,101
Net cash flow provided by (used in) investing activities	(216,666)	11,262

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	544,736	585,898
Retirement of long-term debt	(462,226)	(612,416)
Capital contribution from parent	150,000	—
Change in money pool payable - net	(12,246)	—
Net cash flow provided by (used in) financing activities	220,264	(26,518)

Net increase in cash and cash equivalents	31,018	45,315
Cash and cash equivalents at beginning of period	60	2,940
Cash and cash equivalents at end of period	$31,078	$48,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$25,231	$20,289
Income taxes	($2,326)	$—
Noncash investing activities:
Accrued construction expenditures	$24,234	$17,741

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$240	$60
Temporary cash investments	30,838	—
Total cash and cash equivalents	31,078	60
Accounts receivable:
Associated companies	71,436	54,544
Other	4,542	6,861
Total accounts receivable	75,978	61,405
Materials and supplies - at average cost	164,087	155,565
Deferred nuclear refueling outage costs	28,625	8,603
Prepayments and other	8,512	3,373
TOTAL	308,280	229,006

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,450,321	1,342,317
TOTAL	1,450,321	1,342,317

UTILITY PLANT
Electric	5,597,910	5,495,728
Construction work in progress	84,886	130,866
Nuclear fuel	205,975	160,655
TOTAL UTILITY PLANT	5,888,771	5,787,249
Less - accumulated depreciation and amortization	3,525,638	3,493,299
UTILITY PLANT - NET	2,363,133	2,293,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	425,182	446,360
Other	12,895	730
TOTAL	438,077	447,090

TOTAL ASSETS	$4,559,811	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$72	$57
Accounts payable:
Associated companies	187,787	118,523
Other	43,623	73,580
Taxes accrued	8,100	27,401
Interest accrued	12,334	12,954
Other	4,351	4,354
TOTAL	256,267	236,869

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	434,863	405,744
Accumulated deferred investment tax credits	45,278	46,960
Regulatory liability for income taxes - net	106,805	107,458
Other regulatory liabilities	668,309	782,912
Decommissioning	1,105,756	1,084,234
Pension and other postretirement liabilities	24,711	19,491
Long-term debt	822,762	738,402
Other	555	1,754
TOTAL	3,209,039	3,186,955

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2024 and 2023	1,066,850	916,850
Retained earnings (accumulated deficit)	27,655	(28,311)
TOTAL	1,094,505	888,539

TOTAL LIABILITIES AND EQUITY	$4,559,811	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2022	$1,086,850	($137,083)	$949,767

Net income	—	27,545	27,545
Balance at March 31, 2023	1,086,850	(109,538)	977,312

Net income	—	25,759	25,759
Balance at June 30, 2023	$1,086,850	($83,779)	$1,003,071

Balance at December 31, 2023	$916,850	($28,311)	$888,539

Net income	—	31,118	31,118
Capital contribution from parent	150,000	—	150,000
Balance at March 31, 2024	1,066,850	2,807	1,069,657

Net income	—	24,848	24,848
Balance at June 30, 2024	$1,066,850	$27,655	$1,094,505

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2024-4/30/2024	—	$—	—	$350,052,918
5/01/2024-5/31/2024	—	$—	—	$350,052,918
6/01/2024-6/30/2024	—	$—	—	$350,052,918
Total	—	$—	—

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

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On May 6, 2024, Andrew S. Marsh, Chair of the Board and Chief Executive Officer of Entergy, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to options which will be expiring within the next two years. Mr. Marsh’s Rule 10b5-1 trading arrangement provides for (a) 24,000 shares to be acquired by option exercise and subsequently sold on or prior to January 29, 2025 (the date on which those options expire) and (b) 45,000 shares to be acquired by option exercise and subsequently sold on or prior to January 28, 2026 (the date on which those options expire), each in accordance with the terms specified in the trading arrangement. The term of Mr. Marsh’s Rule 10b5-1 trading arrangement expires on January 28, 2026. The first date that any transactions under Mr. Marsh’s Rule 10b5-1 trading arrangement can occur is August 5, 2024.

On May 8, 2024, Haley Fisackerly, Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, terminated a Rule 10b5-1 trading arrangement he had previously adopted on March 6, 2024, which was intended to satisfy the affirmative defense of Rule 10b5-1(c), had a term expiring on December 31, 2024, and provided for the sale of up to 1,000 shares of Entergy’s common stock pursuant to the terms of the trading arrangement. As of the date of termination of the trading arrangement, Mr. Fisackerly had not sold any shares of common stock under its terms.

On May 10, 2024, Peter S. Norgeot, Jr., Executive Vice President and Chief Operating Officer of Entergy and a director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to previously granted and fully vested options. Mr. Norgeot’s Rule 10b5-1 trading arrangement provides for up to 34,495 shares to be acquired by option exercise and subsequently sold until May 9, 2025 in accordance with the terms specified in the trading arrangement. The first date that any transactions under Mr. Norgeot’s Rule 10b5-1 trading arrangement can occur is August 8, 2024.

Regulation of the Nuclear Power Industry

The following is an update to the “Regulation of the Nuclear Power Industry” section of Part I, Item 1 of the Form 10-K.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, except Waterford 3. Entergy expects the NRC to determine that Waterford 3 entered Column 2, effective second quarter 2024, based on exceeding the threshold for reactor scrams in June 2024. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

Environmental Regulation

The following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. The following are updates to that discussion.

Revised Fine Particulate (PM2.5) NAAQS

In March 2024 the EPA issued a final rule which revised the primary annual NAAQS for fine particulate matter, also known as PM2.5, from 12 ug/m3 to 9 ug/m3. This new standard was effective May 2024 and initial attainment/nonattainment designations for areas with available information are due within two years, by May 2026. For any areas designated as nonattainment for this revised standard, State Implementation Plans (SIPs) to address nonattainment requirements will be due within 18 months of the effective date of any initial nonattainment designations. Within Entergy’s utility service territory, current regulatory agency air monitor data for Harris County, Texas and Hinds County, Mississippi reflect annual average PM2.5 concentrations in excess of this new standard and monitors for several other areas reflect concentrations between 8-9 ug/m3. However, in May 2024 the EPA issued a retroactive data correction to eliminate a known bias in the ambient PM2.5 data generated by certain ambient PM2.5 monitors. Hinds County, Mississippi is expected to remain in attainment after this correction. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and nonattainment with this revised fine particulate NAAQS.

Hazardous Air Pollutants

As discussed in the Form 10-K, the EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2024 the EPA issued a final rule revising portions of the MATS rule, including a reduction to the emission limit for filterable particulate matter. The revised standard will become effective July 2027 and could require additional capital investment and/or additional other operation and maintenance costs at Entergy’s coal-fired generating units. An additional one-year extension is possible for the installation of controls, if necessary. Entergy is currently evaluating its coal units to determine whether additional controls are necessary to comply with this new lower standard.

Good Neighbor Plan/Cross-State Air Pollution Rule

As discussed in the Form 10-K, in June 2023 the EPA published its final Federal Implementation Plan (FIP), known as the Good Neighbor Plan, to address interstate transport for the 2015 ozone NAAQS which would increase the stringency of the Cross-State Air Pollution Rule (CSAPR) program in all four of the states where the Utility operating companies operate. The FIP would significantly reduce ozone season NOx emission allowance budgets and allocations for electric generating units. Entergy is currently assessing its compliance options for the FIP. Prior to issuance of the FIP, in February 2023 the EPA issued related SIP disapprovals for many states, including the four states in which the Utility operating companies operate, and these SIP disapprovals are the subject of many legal challenges, including a petition for review filed by Entergy Louisiana challenging the disapproval of Louisiana’s SIP. Stays of the SIP disapprovals have been granted in all four states in which the Utility operating companies operate, and the FIP will not go into effect while the stays are in place. Decisions on the merits regarding the respective SIP disapprovals are expected in 2024. The FIP is also subject to numerous legal challenges in various federal circuit courts of appeals, and in June 2024 the U.S. Supreme Court issued an order, in challenges filed in the D.C. Circuit, staying enforcement of the FIP pending the D.C. Circuit Court’s review of the rule.

Greenhouse Gas Emissions

As discussed in the Form 10-K, in April 2021, President Biden announced a target for the United States in connection with the United Nations’ “Paris Agreement” on climate change. The target consists of a 50-52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030. President Biden has also stated that a goal of his administration is for the electric power industry to decarbonize fully by 2035.

Consistent with the Biden administration’s stated climate goals, in May 2024 the EPA finalized rules regulating greenhouse gas emissions from new combustion turbine electric generating units (EGUs) under Section 111(b) of the Clean Air Act and from certain existing coal- and gas-fired EGUs under Section 111(d) of the Clean Air Act.

For new gas combustion turbine EGUs, the final rule includes three subcategories of emission standards based on the unit’s annual capacity factor. Applicable emission standards for each subcategory are: a heat-input based CO2 emission standard for low load (<20% annual capacity factor) EGUs; an output-based CO2 efficiency standard for intermediate load (>20% but <40% annual capacity factor) EGUs; and, for base load (>40% annual capacity factor) EGUs, a Phase 1 output-based CO2 efficiency standard followed by a more stringent Phase 2 CO2 standard which will apply beginning January 1, 2032. The Phase 2 standard was established based on an EPA determination that carbon capture and sequestration (CCS) represents the best system of emission reduction (BSER) for new base load combustion turbine EGUs. The final rule allows for a possible one year extension to the compliance date for the Phase 2 standard in circumstances where a source faces a delay in installation of controls due to factors outside of the control of the EGU owner/operator.

For existing generating units, the final rule includes emission guidelines issued under Section 111(d) of the Clean Air Act and allows states two years to develop a plan to implement the new emission guidelines with respect to subject emission units within their state. The final emission guidelines require reductions in CO2 emissions from existing coal-fired generating units which plan to operate beyond January 1, 2032 and exempts coal-fired units which plan to permanently cease operations prior to this date. Due to Entergy’s commitment to cease burning coal by the end of 2030, Entergy’s coal-fired generating units are expected to be exempt from this aspect of the final rule. The emission guidelines also include CO2 efficiency standards for existing gas-fired steam EGUs. These emission standards will apply beginning January 1, 2030. Entergy’s existing gas-fired steam generating units are expected to meet these CO2 emission standards. The EPA did not finalize emission guidelines for existing gas turbine EGUs and has announced plans to conduct a subsequent rulemaking for such units.

In September 2020, Entergy announced a commitment to achieve net-zero greenhouse gas emissions by 2050 inclusive of all businesses, all applicable gases, and all emission scopes. In 2022, Entergy enhanced its commitment to include an interim goal of 50% carbon-free energy generating capacity by 2030 and expanded its interim emission rate goal to include all purchased power. Due to stronger than initially expected sales growth, likely necessitating the development of new generation capacity that is not carbon-free, Entergy expects that achievement of the 50% carbon-free energy generating capacity goal will be delayed for a period beyond 2030 that has not been determined. In addition, while current planning assumptions indicate the 2030 emission rate goal remains achievable, its achievement could also be challenged as a result of the forecasted sales growth. See “Risk

Factors” in Part I, Item 1A of the Form 10-K for discussion of the risks associated with achieving these climate goals.

Coal Combustion Residuals

As discussed in the Form 10-K, in April 2015 the EPA published the final coal combustion residuals (CCR) rule regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes regulated under Resource Conservation and Recovery Act Subtitle D.

Pursuant to the 2015 CCR rule, Entergy operates groundwater monitoring systems surrounding its CCR landfills located at White Bluff, Independence, and Nelson. In May 2024 the EPA finalized a rule establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). CCR utilized in roadbeds and embankments is excluded from the CCRMU definition. Entergy does not have any legacy impoundments; however, the definition of CCR management units includes on-site areas where CCR was beneficially used. This is contrary to the 2015 CCR rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities must identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the various CCR rules continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rules. Consequently, the nature and cost of additional corrective action requirements may depend, in part, on the outcome of the litigation and further EPA review. Given the complexity and recency of the EPA guidance, Entergy is still evaluating the level of work that will ultimately be required to comply with the rule. Based on initial estimates of multiple possible remediation scenarios, Entergy recorded a $42 million increase in its decommissioning cost liabilities for White Bluff and Independence, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the unit. Entergy will continue to update the asset retirement obligation as the requirements of the 2024 CCR rule are clarified. As of June 30, 2024, Entergy has recorded asset retirement obligations related to CCR management of $71 million. Additionally, all three sites (White Bluff, Independence, and Nelson) are preparing to implement measures to meet the new and updated Effluent Limitation Guidelines discussed below.

Effluent Limitation Guidelines

The 2015 Steam Electric Effluent Limitations Guidelines required, among other things, that there be no discharge of bottom ash transport water. In 2020 the EPA finalized the Reconsideration Rule, allowing limited discharges of bottom ash transport water up to 10% of system volume, under certain defined circumstances including significant (10-year, 24-hour) rain events. The 2020 rule also created a subcategory for units that permanently cease coal combustion by December 31, 2028. Entergy’s White Bluff facility filed a notice of planned participation for this subcategory in October 2021. In May 2024 the EPA finalized a supplemental rule that retains the “retirement by 2028” subcategory, creates a new “retirement by 2034” subcategory, otherwise reinstates the zero-discharge requirement for bottom ash transport water, and imposes new requirements for leachate after the facility ceases to burn coal. Thus, units which permanently cease combustion of coal by December 31, 2028 or December 31, 2034 are exempt from the zero-discharge requirement. However, for units in the 2034 subcategory, the 10% discharge allowance must be incorporated into the facility’s discharge permit. To be covered by this exemption, both Independence and Nelson Unit 6 will need to file Notices of Planned Participation in the 2034 subcategory by December 31, 2025. To help ensure facilities cease combustion of coal by the required subcategory 2028 and 2034 dates, zero discharge of bottom ash transport water is required after April 30, 2029 and April 30, 2035, respectively. Entergy continues to evaluate the compliance pathways and obligations of this rule.

Item 6.  Exhibits

*4(a) -	Twenty-Fifth Supplemental Indenture, dated as of May 1, 2024, to Mortgage Deed of Trust of Entergy New Orleans, dated as of May 1, 1987.

4(b) -	Eighty-Seventh Supplemental Indenture, dated as of May 1, 2024 to Mortgage Deed of Trust of Entergy Arkansas, dated as of October 1, 1944 (4.66 to Form 8-K filed May 10, 2024 in 1-10764).

4(c) -	Forty-Second Supplemental Indenture, dated as of May 1, 2024 to Mortgage Deed of Trust of Entergy Mississippi, dated as of February 1, 1988 (4.73 to Form 8-K filed May 16, 2024 in 1-31508).

4(d) -	Indenture (For Unsecured Subordinated Debt Securities), dated as of May 1, 2024, between Entergy Corporation and The Bank of New York Mellon (4(a) to Form 8-K filed May 23, 2024 in 1-11299).

4(e) -	Officer’s Certificate for Entergy Corporation relating to Junior Subordinated Debentures due December 1, 2054 dated as of May 20, 2024 (4(b) to Form 8-K filed May 23, 2024 in 1-11299).

4(f) -
Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent and LC Issuing Bank, MUFG Bank, Ltd., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4.1 to Form 8-K filed June 13, 2024 in 1-11299).

4(g) -
Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4.2 to Form 8-K filed June 13, 2024 in 1-10764).

4(h) -
Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.3 to Form 8-K filed June 13, 2024 in 1-32718).

4(i) -
First Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Mississippi, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4.4 to Form 8-K filed June 13, 2024 in 1-31508).

4(j) -
Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent , JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd. and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.4 to Form 8-K filed June 13, 2024 in 1-34360).

4(k) -
Fourth Amended and Restated Credit Agreement dated as of June 18, 2024, among Entergy New Orleans, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Bank of America, N.A., as Administrative Agent and LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4 to Form 8-K filed June 18, 2024 in 1-35747).

*10(a) -	Amendment No. 1 to First Amended and Restated 2019 Entergy Corporation Non-Employee Director Service Recognition Program, effective June 1, 2024.

*10(b) -	Third Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program, effective June 1, 2024.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    August 2, 2024