Form 10-Q
period 2024-09-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2024-11-01
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at September 30, 2024
Entergy Corporation	($0.01 par value)	214,408,014

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2023 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•changes in utility regulation, including, with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, including those capital investments associated with unrealized customer growth expectations, and the application of more stringent return on equity criteria, transmission reliability requirements, or market power criteria by the FERC or the U.S. Department of Justice;
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

FORWARD-LOOKING INFORMATION (Continued)

•increases in costs and capital expenditures that could result from changing regulatory requirements, changing economic conditions, and emerging operating and industry issues, such as growth in demand from large data centers, and the risks related to recovery of these costs and capital expenditures from Entergy’s customers, especially in an increasing cost environment;
•the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s utility system, including its nuclear generating facilities;
•Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•the prices and availability of fuel and power Entergy must purchase for its Utility customers, particularly given the recent and ongoing significant growth in liquified natural gas exports and the associated significantly increased demand for natural gas and resulting fluctuation in natural gas prices, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
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
•Entergy’s ability to manage its capital projects, including any capital projects to serve the growing demand for electricity driven in part by the development of large data centers, and to complete such capital projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its capital and operation and maintenance costs;
•the effects of supply chain disruptions, including those driven by geopolitical developments or trade-related governmental actions, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;

FORWARD-LOOKING INFORMATION (Continued)

•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in the Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;
•changes to federal income tax laws, regulations, and interpretive guidance, including the Inflation Reduction Act of 2022 and the continued impact of the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•the effect of changes to prevailing interest rates and other changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
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
•changes in technology, including (i) Entergy’s ability to effectively assess, implement, and manage new or emerging technologies, including its ability to maintain and protect personally identifiable information while doing so, (ii) the emergence of artificial intelligence (including machine learning), which may present increased electricity demand or ethical, security, legal, operational, or regulatory challenges, (iii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management, and other measures that reduce load and government policies incentivizing development or utilization of the foregoing, and (iv) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
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
v

FORWARD-LOOKING INFORMATION (Concluded)

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
•the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties, including lending, hedging, credit support, and major customer counterparties, to satisfy their financial and performance commitments; and
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that they may undertake, and their ability to meet the rapidly growing demand for electricity, including from hyperscale data center and other large customers, and to manage the impacts of growth in demand for electricity on customers and Entergy’s business.

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana. See “Planned Sale of Gas Distribution Businesses” herein and in the Form 10-K for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana gas distribution businesses. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s reportable segment.

Results of Operations

Third Quarter 2024 Compared to Third Quarter 2023

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the third quarter 2024 to the third quarter 2023 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2023 Net Income (Loss) Attributable to Entergy Corporation	$751,576	($84,821)	$666,755

Operating revenues	(189,102)	(17,320)	(206,422)
Fuel, fuel-related expenses, and gas purchased for resale	(56,184)	(3,325)	(59,509)
Purchased power	(87,139)	(9,165)	(96,304)
Other regulatory charges (credits) - net	(19,422)	—	(19,422)
Other operation and maintenance	(29,127)	251	(28,876)
Asset write-offs, impairments, and related charges (credits)	(78,434)	40,356	(38,078)
Taxes other than income taxes	(5,418)	(109)	(5,527)
Depreciation and amortization	58,591	17	58,608
Other income (deductions)	39,470	(17,729)	21,741
Interest expense	23,263	16,439	39,702
Other expenses	176	31	207
Income taxes	11,236	(22,758)	(11,522)
Preferred dividend requirements of subsidiaries and noncontrolling interests	(2,145)	—	(2,145)
2024 Net Income (Loss) Attributable to Entergy Corporation	$786,547	($141,607)	$644,940

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Third quarter 2023 results of operations include write-offs of $78 million ($59 million net-of-tax), recorded at Utility, as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. See Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2024 to the third quarter 2023:

Amount
(In Millions)
2023 operating revenues	$3,559
Fuel, rider, and other revenues that do not significantly affect net income	(51)
Volume/weather	(118)
Retail one-time bill credit	(92)
Retail electric price	72
2024 operating revenues	$3,370

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining and chlor-alkali industries.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy Arkansas previously recorded a regulatory liability for the effects of the System Energy settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of Entergy Arkansas’s Grand Gulf credit rider.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2024;
•increases in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023 and September 2024; and
•increases in Entergy Mississippi’s formula rate plan rates effective April 2024 and July 2024.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Utility for the three months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	11,519	12,661	(9)
Commercial	8,394	8,648	(3)
Industrial	15,150	13,781	10
Governmental	684	700	(2)
Total retail	35,747	35,790	—
Sales for resale	3,727	3,916	(5)
Total	39,474	39,706	(1)

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $743 million for the third quarter 2023 to $714 million for the third quarter 2024 primarily due to a decrease of $20 million in power delivery expenses primarily due to the timing of vegetation maintenance costs and a decrease of $10 million in compensation and benefits costs primarily due to lower incentive-based compensation accruals in 2024 as compared to 2023.

Asset write-offs, impairments, and related charges (credits) includes the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery.

Depreciation and amortization expenses increased primarily due to a reduction in depreciation expense of $41 million in 2023 at System Energy as a result of the approval by the FERC in August 2023 of the settlement establishing updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement and additions to plant in service. See Note 2 to the financial statements in the Form 10-K for discussion of the Unit Power Sales Agreement depreciation amendment proceeding.

Other regulatory charges (credits) - net includes:

•the reversal in third quarter 2024 of a $92 million regulatory liability recognized for Entergy Arkansas’s obligation to return to customers the refund from the System Energy settlement with the APSC. This reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of Entergy Arkansas’s Grand Gulf credit rider; and
•the reversal in third quarter 2023 of $22 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved. See Note 2 to the financial statements in the Form 10-K for discussion of Entergy Texas’s 2022 base rate case.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•a decrease of $19 million in non-service pension costs primarily as a result of pension settlement charges recorded in third quarter 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in third quarter 2024; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project at Entergy Texas.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $300 million of 5.30% Series mortgage bonds in August 2023;
•the issuances by Entergy Arkansas of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024;
•the issuances by Entergy Louisiana of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds, each in March 2024;
•the issuance by Entergy Louisiana of $700 million of 5.15% Series mortgage bonds in August 2024;
•the issuance by Entergy Mississippi of $300 million of 5.85% Series mortgage bonds in May 2024;
•the issuance by Entergy Texas of $350 million of 5.80% Series mortgage bonds in August 2023; and
•the issuance by Entergy Texas of $350 million of 5.55% Series mortgage bonds in August 2024.

The increase was partially offset by:

•the repayment by Entergy Arkansas of $375 million of 3.70% Series mortgage bonds in June 2024;
•the repayment by Entergy Louisiana of $325 million of 4.05% Series mortgage bonds in August 2023;
•the repayment by Entergy Louisiana of $300 million of 5.59% Series mortgage bonds in December 2023; and
•the repayment by Entergy Louisiana of $400 million of 5.40% Series mortgage bonds in April 2024.

Parent and Other

Asset write-offs, impairments, and related charges (credits) includes the effects of recording a favorable final judgment of $40 million in third quarter 2023 to resolve claims in the Indian Point 2 fourth round and Indian Point 3 third round combined damages case against the DOE. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Other income (deductions) decreased primarily due to higher legal provisions and lower non-service pension income. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Interest expense increased primarily due to the issuance of $1.2 billion of junior subordinated debentures in May 2024.

Income Taxes

The effective income tax rate was 25% for the third quarter 2024. The difference in the effective income tax rate for the third quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by the resolution of an Arkansas state income tax audit. See Note 10 to the financial statements herein for discussion of the Arkansas state income tax audit resolution.

The effective income tax rate was 25.3% for the third quarter 2023. The difference in the effective income tax rate for the third quarter 2023 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2023 Net Income (Loss) Attributable to Entergy Corporation	$1,663,106	($294,172)	$1,368,934

Operating revenues	(242,262)	(42,997)	(285,259)
Fuel, fuel-related expenses, and gas purchased for resale	(400,507)	(1,937)	(402,444)
Purchased power	(85,111)	(27,169)	(112,280)
Other regulatory charges (credits) - net	290,360	—	290,360
Other operation and maintenance	73,636	(5,128)	68,508
Asset write-offs, impairments, and related charges (credits)	53,341	40,356	93,697
Taxes other than income taxes	5,878	(470)	5,408
Depreciation and amortization	140,738	39	140,777
Other income (deductions)	225,273	(358,176)	(132,903)
Interest expense	54,152	45,721	99,873
Other expenses	10,626	32	10,658
Income taxes	80,438	(93,153)	(12,715)
Preferred dividend requirements of subsidiaries and noncontrolling interests	(213)	—	(213)
2024 Net Income (Loss) Attributable to Entergy Corporation	$1,422,779	($653,636)	$769,143

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the nine months ended September 30, 2024 include: (1) a $317 million ($250 million net-of-tax) settlement charge, reflected in Parent & Other above, recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities; (2) expenses of $151 million ($112 million net-of-tax), recorded at Utility in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023; (3) a $132 million ($97 million net-of-tax) charge, recorded at Utility, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the Entergy

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Arkansas opportunity sales proceeding in March 2024; and (4) a $78 million ($57 million net-of-tax) regulatory charge, recorded at Utility in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 6 to the financial statements herein for discussion of the group annuity contract and settlement charge. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

Results of operations for the nine months ended September 30, 2023 include: (1) a $129 million reduction in income tax expense as a result of the Hurricane Ida securitization in March 2023, which also resulted in a $103 million ($76 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding; and (2) write-offs of $78 million ($59 million net-of-tax), recorded at Utility, as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. See Notes 2 and 3 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization. See Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Amount
(In Millions)
2023 operating revenues	$9,326
Fuel, rider, and other revenues that do not significantly affect net income	(257)
Retail one-time bill credit	(92)
Storm restoration carrying costs	(31)
Volume/weather	(20)
Retail electric price	158
2024 operating revenues	$9,084

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy Arkansas previously recorded a regulatory liability for the effects of the System Energy settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of Entergy Arkansas’s Grand Gulf credit rider.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Storm restoration carrying costs represent the equity component of storm restoration carrying costs recognized by Entergy Louisiana as part of its March 2023 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining industry and from new customers in the technology industry.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2024;
•increases in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023 and September 2024;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2024 and July 2024; and
•an increase in Entergy Texas’s base rates effective June 2023, partially offset by the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective over three months beginning in May 2023.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

Total electric energy sales for Utility for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	28,499	28,963	(2)
Commercial	21,797	21,865	—
Industrial	42,174	39,823	6
Governmental	1,883	1,887	—
Total retail	94,353	92,538	2
Sales for resale	10,737	11,589	(7)
Total	105,090	104,127	1

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,007 million for the nine months ended September 30, 2023 to $2,081 million for the nine months ended September 30, 2024 primarily due to:

•an increase of $24 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $14 million in energy efficiency expenses primarily due to the timing of recovery from customers;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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
•an increase of $9 million in bad debt expense;
•an increase of $9 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs;
•an increase of $7 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023; and
•a gain of $7 million on the partial sale of a service center at Entergy Texas in April 2023 as part of an eminent domain proceeding.

The increase was partially offset by a decrease of $16 million in power delivery expenses primarily due to the timing of vegetation maintenance costs.

Asset write-offs, impairments, and related charges (credits) includes:

•a $132 million ($97 million net-of-tax) charge to reflect the write-off, at Entergy Arkansas, of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding; and
•the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery.

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
•a reduction in depreciation expense of $41 million in 2023 at System Energy as a result of the approval by the FERC in August 2023 of the settlement establishing updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement; and
•an increase in depreciation rates at Entergy Texas, effective June 2023.

The increase was partially offset by a decrease in depreciation rates at System Energy effective June 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the Unit Power Sales Agreement depreciation amendment proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case at Entergy Texas.

Other regulatory charges (credits) - net includes:

•the reversal in third quarter 2024 of a $92 million regulatory liability recognized for Entergy Arkansas’s obligation to return to customers the refund from the System Energy settlement with the APSC. This reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of Entergy Arkansas’s Grand Gulf credit rider;
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
•a regulatory charge of $78 million, recorded by Entergy New Orleans in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit; and
•the reversal in third quarter 2023 of $22 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved. See Note 2 to the financial statements in the Form 10-K for discussion of Entergy Texas’s 2022 base rate case.

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
•a decrease of $45 million in non-service pension costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•an increase of $18 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitizations. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project at Entergy Texas; and
•a $15 million charge, recorded by Entergy Louisiana in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana March 2023 storm cost securitization.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $300 million of 5.30% Series mortgage bonds in August 2023;
•the issuances by Entergy Arkansas of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024;
•the issuances by Entergy Louisiana of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds, each in March 2024;
•the issuance by Entergy Louisiana of $700 million of 5.15% Series mortgage bonds in August 2024;
•the issuance by Entergy Mississippi of $300 million of 5.85% Series mortgage bonds in May 2024; and
•the issuance by Entergy Texas of $350 million of 5.80% Series mortgage bonds in August 2023.

The increase was partially offset by:

•the repayment by Entergy Arkansas of $250 million of 3.05% Series mortgage bonds in June 2023;
•the repayment by Entergy Arkansas of $375 million of 3.70% Series mortgage bonds in June 2024;
•the repayment by Entergy Louisiana of $325 million of 4.05% Series mortgage bonds in August 2023;
•the repayment by Entergy Louisiana of $300 million of 5.59% Series mortgage bonds in December 2023; and
•the repayment by Entergy Louisiana of $400 million of 5.40% Series mortgage bonds in April 2024.

Parent and Other

Asset write-offs, impairments, and related charges (credits) includes the effects of recording a favorable final judgment of $40 million in third quarter 2023 to resolve claims in the Indian Point 2 fourth round and Indian Point 3 third round combined damages case against the DOE. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Other income (deductions) decreased primarily due to:

•a $317 million ($250 million net-of-tax) non-cash settlement charge recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities. See Note 6 to the financial statements herein for discussion of the group annuity contract and settlement charge;
•the elimination for consolidation purposes of intercompany dividend income of $18 million from affiliated preferred membership interests, as discussed above;
•lower non-service pension income. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•higher legal provisions.

Interest expense increased primarily due to higher commercial paper balances and the issuance of $1.2 billion of junior subordinated debentures in May 2024. See Note 4 to the financial statements herein for discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rate was 25.9% for the nine months ended September 30, 2024. The difference in the effective income tax rate for the nine months ended September 30, 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, amortization of accumulated deferred income taxes as a result of tax rate changes, and a provision for uncertain tax positions, partially offset by the resolution of an Arkansas state income tax audit, certain book and tax differences related to utility plant items, and book and tax

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
differences related to the allowance for equity funds used during construction. See Note 10 to the financial statements herein for discussion of the Arkansas state income tax audit resolution.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation. The following are updates to that discussion.

Entergy Arkansas, Entergy Louisiana, and System Energy have the potential to generate zero-emission nuclear power production tax credits for electricity generated by their respective nuclear power facilities. Based on guidance provided by the United States Treasury Department and the IRS, the nuclear production tax credits will be calculated by multiplying the kWh of qualifying electricity by $0.003, with the value of the credits decreasing ratably, or phasing out, once the annual gross receipts from the sale of nuclear power exceed a certain threshold. If certain prevailing wage requirements are satisfied, the calculation of the credit, as described in the preceding sentence, is multiplied by a factor of five. Additional guidance is needed from the United States Treasury Department and/or the IRS to determine how the value of these credits will be calculated for power generated from nuclear facilities of rate-regulated utilities. Due to the uncertainty of value, if any, of credits Entergy Arkansas, Entergy Louisiana, or System Energy may receive, such credits have not been recognized for the nuclear power produced through the third quarter of 2024. If credits are recognized in future periods, the value of such credits is expected to be provided to customers. As such, recognition of nuclear production tax credits is not expected to have a material effect on the results of operations of Entergy, Entergy Arkansas, Entergy Louisiana, or System Energy.

Entergy Arkansas has accrued solar production tax credits associated with the beginning of commercial operations of the Walnut Bend Solar facility in September 2024. As the value of such credits is expected to be provided to customers, a regulatory liability has been recorded for all credits recognized in the third quarter of 2024. As such, recognition of solar production tax credits is not expected to have a material effect on the results of operations of Entergy or Entergy Arkansas.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for discussion of the exit from the merchant power business.

Planned Sale of Gas Distribution Businesses

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy New Orleans’s and Entergy Louisiana’s gas distribution businesses. The following are updates to that discussion.

In July 2024 the LPSC staff issued a report recommending LPSC approval of the application of Delta States Utilities LA, LLC (a Bernhard Capital Partners Management LP affiliate) and Entergy Louisiana and the transaction

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

described therein as being in the public interest and proposing certain conditions. In August 2024 the LPSC issued an order accepting the LPSC staff’s report and recommendation.

As discussed in the Form 10-K, in December 2023, Entergy New Orleans and the buyer of Entergy New Orleans’s gas distribution business filed their joint application with the City Council seeking approval for the proposed transaction. In September 2024 the hearing officer certified the record of the proceeding for City Council consideration. A decision is targeted for first quarter 2025.

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

	September 30, 2024	December 31, 2023
Debt to capital	65.4%	63.8%
Effect of excluding securitization bonds	(0.1%)	(0.3%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	65.3%	63.5%
Effect of subtracting cash	(1.2%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	64.1%	63.4%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of September 30, 2024, 21.7% of the debt outstanding is at the parent company, Entergy Corporation, and 77.8% is at the Utility. The remaining 0.5% of the debt outstanding relates to the Vermont Yankee credit facility, as discussed in Note 4 to the financial statements herein. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The estimated interest rate as of September 30, 2024

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
that would have been applied to outstanding borrowings under the facility was 6.45%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of September 30, 2024:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of September 30, 2024, Entergy Corporation had $1,122.4 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2024 was 5.64%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K and Note 3 to the financial statements herein for discussion of the equity distribution program. The following is an update to that discussion.

Entergy Corporation currently expects to issue approximately $4.4 billion of equity through 2028, which it may issue under its at the market equity distribution program or otherwise, with approximately $1.4 billion already contracted under forward sale agreements as of September 30, 2024.

Entergy Corporation Two-For-One Forward Stock Split

In October 2024, Entergy announced a two-for-one forward stock split of Entergy Corporation’s issued common stock. The split will be effected through an amendment to Entergy Corporation’s Restated Certificate of Incorporation, which will result in a proportionate increase in the number of shares of authorized common stock. Each record holder of common stock as of the close of market on Thursday, December 5, 2024, will receive one additional share of common stock for each then-held share, to be distributed after market close on December 12, 2024. Trading is expected to commence on a split-adjusted basis at market open on Friday, December 13, 2024.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of Entergy’s planned construction and other capital investments for 2025 through 2027. The following are updates to that discussion.

Entergy is developing its capital investment plan for 2025 through 2027 and currently anticipates that the Utility will make approximately $25 billion in capital investments during that period. In addition to routine capital spending to maintain operations, the preliminary Utility estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, as well as to support customer growth, including Bayou

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Power Station, Delta Blues Advanced Power Station, Orange County Advanced Power Station, Lone Star Power Station, Segno Solar, Votaw Solar, and potential construction of additional generation; investments in the Utility’s nuclear fleet; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, government actions, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

Renewables

Walnut Bend Solar

As discussed in the Form 10-K, in October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar facility pursuant to a build-own-transfer agreement is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. Acquisition of the Walnut Bend Solar facility was initially approved by the APSC in July 2021. The agreement was amended by the parties in February 2023, and the revised agreement was approved by the APSC in July 2023. In February 2024, Entergy Arkansas made an initial payment of approximately $169.7 million to acquire the facility. Substantial completion was achieved and commercial operation commenced in September 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $15.8 million for acquisition of the facility. See Note 14 to the financial statements herein and in the Form 10-K for discussion of the purchase of the Walnut Bend Solar facility.

West Memphis Solar

As discussed in the Form 10-K, in January 2021, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 180 MW West Memphis Solar facility pursuant to a build-own-transfer agreement is in the public interest. In September 2020, Entergy Arkansas signed an agreement for the purchase of the West Memphis Solar facility, to be sited on approximately 1,500 acres in Crittenden County, Arkansas. Acquisition of the West Memphis Solar facility was initially approved by the APSC in October 2021. In March 2022 the counterparty to the build-own-transfer agreement notified Entergy Arkansas that it was seeking changes to certain terms of the agreement, including both cost and schedule. Entergy Arkansas filed a supplemental application with the APSC in January 2023 for a change in the transmission route and updates to the cost and schedule, which was approved by the APSC in March 2023. In August 2024, Entergy Arkansas made an initial payment of approximately $48.4 million to acquire the facility. The project will commence commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas expects the project to commence commercial operation in November 2024, at which time a substantial completion payment of approximately $200 million is expected. See Note 14 to the financial statements herein for discussion of the purchase of the West Memphis Solar facility.

Driver Solar

As discussed in the Form 10-K, in April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility pursuant to a build-own-transfer agreement is in the public interest and requested cost recovery through the formula rate plan rider. In August 2022 the APSC granted Entergy Arkansas’s petition and approved the acquisition of Driver Solar and cost recovery through the formula rate plan rider. In August 2024, Entergy Arkansas made an initial payment of approximately $307.7 million to acquire the facility. The project will commence commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas currently expects the project to commence commercial

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
operation by the end of 2024, at which time a substantial completion payment of approximately $100 million is expected. See Note 14 to the financial statements herein for discussion of the purchase of the Driver Solar facility.

Alternative RFP and Certification

As discussed in the Form 10-K, in March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff, Rider Geaux ZERO. In May 2024 the LPSC voted to approve the application, and in June 2024 the LPSC issued an order reflecting that approval. In August 2024, Entergy Louisiana issued the first RFP pursuant to this order in solicitation of solar resources that meet the requirements of the LPSC’s order.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. The Segno Solar facility will cost an estimated $351.6 million, and the Votaw Solar facility will cost an estimated $303.8 million, in each case inclusive of estimated transmission interconnection and upgrade costs. In September 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and the ALJ with the State Office of Administrative Hearings adopted an agreed procedural schedule, with a hearing on the merits to be held in March 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, the Segno Solar facility is expected to be in service by early 2027, and the Votaw Solar facility is expected to be in service by mid-2028.

Other Generation

Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. In its application, Entergy Louisiana noted that the estimated cost of the Bayou Power Station was $411 million, including estimated costs of transmission interconnection and other related costs. In October 2024, Entergy Louisiana filed a motion to suspend the procedural schedule in this proceeding in order to evaluate certain recent developments related to the project including potential changes to the estimated cost of the project. Entergy Louisiana will determine next steps for the project after fully evaluating these developments. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is expected to occur by the end of 2028.

Entergy Louisiana Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new customer facility in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of the first two new generation resources is estimated to be approximately $2,387 million, and these units are expected to achieve commercial operation in 2028. The third new generation resource is currently expected to have an estimated cost similar to the first two new generation resources and is expected to achieve commercial operation in 2029. The cost of the new 500 kV transmission line is estimated to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application requests an LPSC decision by September 2025 in order to support the customer’s schedule for taking electric service for the new facility.

Delta Blues Advanced Power Station

In September 2024, Entergy Mississippi announced plans to construct, own, and operate the Delta Blues Advanced Power Station, a 754 MW combined-cycle combustion turbine facility, to be located in Washington County, Mississippi. The facility will primarily be powered by natural gas, and it will also be enabled with carbon capture and hydrogen co-firing optionality. The Delta Blues Advanced Power Station will cost an estimated $1.2 billion. State legislation passed in January 2024 provides for the pre-certification of construction for certain types of facilities that directly or indirectly provide electric service to customers with defined projects under the legislation. Construction of the Delta Blues Advanced Power Station qualifies under this legislation for pre-certification. As enabled by this legislation, Entergy Mississippi began recovery of certain costs of construction of the Delta Blues Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider, which rates became effective in July 2024. Non-fuel revenue collected from the facility’s customer will be included in the formula rate plan to offset the facility’s revenue requirement. Construction is in progress and the facility is expected to be in service by 2028.

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled with both carbon capture and storage and hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. In its application, Entergy Texas noted that the Legend Power Station was expected to cost an estimated $1.46 billion and the Lone Star Power Station was expected to cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. As described in the application, Entergy Texas is considering alternative financing approaches for the Legend Power Station and plans to pursue the financing option that is in the best interest of its customers. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. In September 2024, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a motion to extend the procedural schedule in this proceeding in order to address certain developments relating to the cost and scope of the Legend Power Station and the Lone Star Power Station. As soon as the required information is developed, Entergy Texas plans to update the economic analyses in the application for both projects and to file a proposed updated procedural schedule. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

Entergy New Orleans

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan is in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In July 2024 the City Council held a technical conference regarding Entergy New Orleans’s three-year resilience plan. In October 2024 the City Council approved a resolution authorizing a two-year resilience plan totaling $100 million. The resolution directs Entergy New Orleans to notify the City Council of the subset of hardening projects from the revised three-year resilience plan to be included in the two-year resilience plan.

Entergy Texas

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a cost-effective set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. The PUCT referred the proceeding to the State Office of Administrative Hearings in June 2024. In July 2024, Entergy Texas filed a motion, on behalf of the parties to the proceeding, requesting the ALJ with the State Office of Administrative Hearings adopt an agreed proposed procedural schedule, with a hearing on the merits scheduled for September 2024. The ALJ with the State Office of Administrative Hearings adopted the agreed procedural schedule in August 2024. In September 2024, Entergy Texas filed, on behalf of the parties to the proceeding, and the ALJ with the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

State Office of Administrative Hearings granted, an unopposed motion to abate the procedural schedule, including the hearing on the merits, noting the parties had reached a settlement in principle and to allow the parties time to finalize a settlement agreement. In October 2024, Entergy Texas filed an unopposed settlement that would resolve all issues in the proceeding, supporting testimony, and a motion to admit evidence and remand the proceeding to the PUCT. Also in October 2024, the PUCT staff filed testimony in support of the unopposed settlement. A PUCT decision is expected in fourth quarter 2024.

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy Louisiana and Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy’s electric facilities damaged by Hurricane Francine are currently estimated to be in the range of $220 million to $240 million. Entergy is considering all available avenues to recover storm-related costs from Hurricane Francine, including accessing funded storm reserve escrows. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Based on the historic treatment of such costs for similar storm events in the areas served by Entergy, management believes that recovery of restoration costs is probable. There are well established mechanisms and precedent for addressing these events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy has not gone through the regulatory processes regarding these storm costs; however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2024 meeting, the Board declared a dividend of $1.20 per share.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Millions)
Cash and cash equivalents at beginning of period	$133	$224

Net cash provided by (used in):
Operating activities	3,109	3,231
Investing activities	(4,002)	(3,579)
Financing activities	2,172	1,644
Net increase in cash and cash equivalents	1,279	1,296

Cash and cash equivalents at end of period	$1,412	$1,520

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities decreased $122 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•lower collections from Utility customers, including the effect of higher deferred fuel collections in 2023;
•the timing of payments to vendors;
•an increase of $110 million in interest paid;
•one-time bill credits of $92 million in third quarter 2024 to Entergy Arkansas’s retail customers through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement agreement with the APSC and see Note 2 to the financial statements herein for discussion of Entergy Arkansas’s Grand Gulf credit rider; and
•$57 million in proceeds received in 2023 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The decrease was offset by a decrease of $103 million in pension contributions resulting from the timing of contributions in 2024 compared to 2023 and lower fuel and purchased power costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $423 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•the initial payment of approximately $308 million in August 2024 for the purchase of the Driver Solar facility by Entergy Arkansas;
•the initial and substantial completion payments totaling approximately $186 million in 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas;
•an increase of $115 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in the Utility service area and increased spending on various transmission projects in 2024, partially offset by lower capital expenditures for storm restoration in 2024; and
•the initial payment of approximately $48 million in August 2024 for the purchase of the West Memphis Solar facility by Entergy Arkansas.

The increase was partially offset by:

•a decrease of $121 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024;
•a decrease of $63 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024, partially offset by increased investment in the resilience of the Utility distribution system; and
•the substantial completion payment of approximately $30 million in April 2023 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership.

See Note 14 to the financial statements herein for discussion of the Driver Solar facility, the Walnut Bend Solar facility, and the West Memphis Solar facility purchases. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities increased $528 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to long-term debt activity providing approximately $2,742 million of cash in 2024 compared to providing approximately $221 million of cash in 2023 and an increase of $91 million in proceeds received from treasury stock issuances in 2024 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2024 to satisfy stock option exercises. The increase was partially offset by:

•proceeds from securitization of $1.5 billion received by the storm trust II at Entergy Louisiana in 2023;
•net repayments of $16 million of commercial paper in 2024 as compared to net issuances of $523 million of commercial paper in 2023; and
•an increase of $45 million in common stock dividends paid in 2024 as a result of an increase in the dividend paid per share in 2024 as compared to 2023.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreement. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At September 30, 2024, based on power prices at that time, Entergy had liquidity exposure of $6 million under the guarantees in place supporting its non-utility operations business transactions and $3 million of posted cash collateral.

Entergy Corporation and Subsidiaries
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

In August 2024 the NRC placed Waterford 3 in Column 2, effective second quarter 2024, based on exceeding the threshold for reactor scrams in June 2024. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,337,820	$3,526,935	$8,950,373	$9,195,588
Natural gas	32,318	32,305	133,342	130,389
Other	18,962	36,282	53,633	96,630
TOTAL	3,389,100	3,595,522	9,137,348	9,422,607

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	647,982	707,491	1,787,148	2,189,592
Purchased power	213,072	309,376	641,919	754,199
Nuclear refueling outage expenses	36,280	39,057	112,820	111,075
Other operation and maintenance	722,887	751,763	2,111,692	2,043,184
Asset write-offs, impairments, and related charges (credits)	—	38,078	131,775	38,078
Decommissioning	55,320	52,336	162,894	153,981
Taxes other than income taxes	192,127	197,654	572,077	566,669
Depreciation and amortization	498,481	439,873	1,503,505	1,362,728
Other regulatory charges (credits) - net	(102,911)	(83,489)	132,043	(158,317)
TOTAL	2,263,238	2,452,139	7,155,873	7,061,189

OPERATING INCOME	1,125,862	1,143,383	1,981,475	2,361,418

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	33,126	24,225	89,196	72,238
Interest and investment income	64,316	2,562	285,600	96,250
Miscellaneous - net	(66,932)	(18,018)	(460,226)	(121,014)
TOTAL	30,510	8,769	(85,430)	47,474

INTEREST EXPENSE
Interest expense	308,502	264,934	887,508	781,613
Allowance for borrowed funds used during construction	(13,359)	(9,493)	(35,588)	(29,565)
TOTAL	295,143	255,441	851,920	752,048

INCOME BEFORE INCOME TAXES	861,229	896,711	1,044,125	1,656,844

Income taxes	215,475	226,997	270,103	282,818

CONSOLIDATED NET INCOME	645,754	669,714	774,022	1,374,026

Preferred dividend requirements of subsidiaries and noncontrolling interests	814	2,959	4,879	5,092

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$644,940	$666,755	$769,143	$1,368,934

Earnings per average common share:
Basic	$3.01	$3.15	$3.60	$6.47
Diluted	$2.99	$3.14	$3.58	$6.45

Basic average number of common shares outstanding	214,012,467	211,459,244	213,592,637	211,420,117
Diluted average number of common shares outstanding	215,694,209	212,238,117	214,736,950	212,195,735

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)

Net Income	$645,754	$669,714	$774,022	$1,374,026

Other comprehensive income (loss)
Pension and other postretirement adjustment (net of tax expense (benefit) of ($1,427), ($743), $62,743, and ($1,078))	(4,176)	(2,434)	238,645	(3,699)
Other comprehensive income (loss)	(4,176)	(2,434)	238,645	(3,699)

Comprehensive Income	641,578	667,280	1,012,667	1,370,327
Preferred dividend requirements of subsidiaries and noncontrolling interests	814	2,959	4,879	5,092
Comprehensive Income Attributable to Entergy Corporation	$640,764	$664,321	$1,007,788	$1,365,235

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$774,022	$1,374,026
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,821,258	1,668,540
Deferred income taxes, investment tax credits, and non-current taxes accrued	234,693	257,210
Asset write-offs, impairments, and related charges (credits)	131,775	38,078
Pension settlement charge	316,738	—
Changes in working capital:
Receivables	(273,120)	(217,483)
Fuel inventory	36,653	(34,601)
Accounts payable	(137,268)	(304,264)
Taxes accrued	136,812	107,899
Interest accrued	58,838	66,571
Deferred fuel costs	208,363	620,440
Other working capital accounts	(125,473)	(137,061)
Changes in provisions for estimated losses	19,326	(7,171)
Changes in regulatory assets	182,044	415,101
Changes in other regulatory liabilities	566,451	204,817
Effect of securitization on regulatory asset	—	(491,150)
Changes in pension and other postretirement funded status	(191,946)	(347,886)
Other	(650,338)	17,927
Net cash flow provided by operating activities	3,108,828	3,230,993

INVESTING ACTIVITIES
Construction/capital expenditures	(3,264,856)	(3,373,617)
Allowance for equity funds used during construction	89,196	72,238
Nuclear fuel purchases	(206,726)	(201,213)
Payment for purchase of plant and assets	(544,538)	(30,433)
Proceeds from sale of assets	—	11,000
Insurance proceeds received for property damages	7,907	19,493
Changes in securitization account	(3,629)	(4,839)
Payments to storm reserve escrow accounts	(13,937)	(14,320)
Receipts from storm reserve escrow accounts	736	—
Decrease (increase) in other investments	3,812	(4,998)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	23,655
Proceeds from nuclear decommissioning trust fund sales	1,719,342	806,658
Investment in nuclear decommissioning trust funds	(1,788,922)	(882,686)
Net cash flow used in investing activities	(4,001,615)	(3,579,062)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	6,941,862	3,605,237
Treasury stock	96,448	5,184
Retirement of long-term debt	(4,199,949)	(3,384,007)
Changes in commercial paper - net	(15,762)	523,484
Capital contribution from noncontrolling interest	—	25,708
Proceeds received by storm trust related to securitization	—	1,457,676
Other	87,166	102,835
Dividends paid:
Common stock	(723,975)	(678,699)
Preferred stock	(13,739)	(13,739)
Net cash flow provided by financing activities	2,172,051	1,643,679

Net increase in cash and cash equivalents	1,279,264	1,295,610

Cash and cash equivalents at beginning of period	132,548	224,164

Cash and cash equivalents at end of period	$1,411,812	$1,519,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$795,273	$685,231
Income taxes	$8,789	$35,291
Noncash investing activities:
Accrued construction expenditures	$420,213	$447,095

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$91,247	$71,609
Temporary cash investments	1,320,565	60,939
Total cash and cash equivalents	1,411,812	132,548
Accounts receivable:
Customer	939,477	699,411
Allowance for doubtful accounts	(22,090)	(25,905)
Other	203,242	225,334
Accrued unbilled revenues	545,946	494,615
Total accounts receivable	1,666,575	1,393,455
Deferred fuel costs	6,774	169,967
Fuel inventory - at average cost	156,146	192,799
Materials and supplies - at average cost	1,623,051	1,418,969
Deferred nuclear refueling outage costs	107,369	140,115
Prepayments and other	246,079	213,016
TOTAL	5,217,806	3,660,869

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,541,880	4,863,710
Non-utility property - at cost (less accumulated depreciation)	420,975	418,546
Storm reserve escrow accounts	336,407	323,206
Other	72,127	69,494
TOTAL	6,371,389	5,674,956

PROPERTY, PLANT, AND EQUIPMENT
Electric	69,062,171	66,850,474
Natural gas	740,293	717,503
Construction work in progress	3,476,086	2,109,703
Nuclear fuel	704,843	707,852
TOTAL PROPERTY, PLANT, AND EQUIPMENT	73,983,393	70,385,532
Less - accumulated depreciation and amortization	27,540,653	26,551,203
PROPERTY, PLANT, AND EQUIPMENT - NET	46,442,740	43,834,329

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $238,093 as of September 30, 2024 and $250,830 as of December 31, 2023)	5,487,360	5,669,404
Deferred fuel costs	172,201	172,201
Goodwill	374,099	374,099
Accumulated deferred income taxes	15,837	16,367
Other	380,617	301,171
TOTAL	6,430,114	6,533,242

TOTAL ASSETS	$64,462,049	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,317,090	$2,099,057
Notes payable and commercial paper	1,122,409	1,138,171
Accounts payable	1,523,279	1,566,745
Customer deposits	466,770	446,146
Taxes accrued	571,025	434,213
Interest accrued	273,035	214,197
Deferred fuel costs	264,097	218,927
Pension and other postretirement liabilities	55,151	59,508
Other	266,390	219,528
TOTAL	5,859,246	6,396,492

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,549,519	4,245,982
Accumulated deferred investment tax credits	197,580	205,973
Regulatory liability for income taxes - net	1,032,288	1,033,242
Other regulatory liabilities	3,684,331	3,116,926
Decommissioning and asset retirement cost liabilities	4,816,619	4,505,782
Accumulated provisions	481,896	462,570
Pension and other postretirement liabilities	460,824	648,413
Long-term debt (includes securitization bonds of $248,761 as of September 30, 2024 and $263,007 as of December 31, 2023)	26,563,350	23,008,839
Other	1,455,275	1,116,661
TOTAL	43,241,682	38,344,388

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2024 and 2023; issued shares in 2024 and 2023 - none	—	—
Common stock, $0.01 par value, authorized 499,000,000 shares in 2024 and 2023; issued 280,975,348 shares in 2024 and 2023	2,810	2,810
Paid-in capital	7,808,406	7,795,411
Retained earnings	11,985,552	11,940,384
Accumulated other comprehensive income (loss)	76,185	(162,460)
Less - treasury stock, at cost (66,567,334 shares in 2024 and 68,126,778 shares in 2023)	4,840,111	4,953,498
Total shareholders’ equity	15,032,842	14,622,647
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	108,869	120,459
TOTAL	15,141,711	14,743,106

TOTAL LIABILITIES AND EQUITY	$64,462,049	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2024
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2023	$120,459	$2,810	($4,953,498)	$7,795,411	$11,940,384	($162,460)	$14,743,106

Consolidated net income (a)	1,255	—	—	—	75,281	—	76,536
Other comprehensive loss	—	—	—	—	—	(3,668)	(3,668)
Common stock issuances related to stock plans	—	—	30,881	(25,842)	—	—	5,039
Common stock dividends declared	—	—	—	—	(240,959)	—	(240,959)
Distributions to noncontrolling interests	(1,108)	—	—	—	—	—	(1,108)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2024	$116,026	$2,810	($4,922,617)	$7,769,569	$11,774,706	($166,128)	$14,574,366

Consolidated net income (a)	2,810	—	—	—	48,922	—	51,732
Other comprehensive income	—	—	—	—	—	246,489	246,489
Common stock issuances related to stock plans	—	—	38,922	16,352	—	—	55,274
Common stock dividends declared	—	—	—	—	(241,296)	—	(241,296)
Distributions to noncontrolling interests	(330)	—	—	—	—	—	(330)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2024	$113,926	$2,810	($4,883,695)	$7,785,921	$11,582,332	$80,361	$14,681,655

Consolidated net income (a)	814	—	—	—	644,940	—	645,754
Other comprehensive loss	—	—	—	—	—	(4,176)	(4,176)
Common stock issuances related to stock plans	—	—	43,584	22,485	—	—	66,069
Common stock dividends declared	—	—	—	—	(241,720)	—	(241,720)
Distributions to noncontrolling interests	(1,291)	—	—	—	—	—	(1,291)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2024	$108,869	$2,810	($4,840,111)	$7,808,406	$11,985,552	$76,185	$15,141,711

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2024, second quarter 2024, and third quarter 2024 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

In August 2024 the U.S. Court of Federal Claims issued a final judgment in the amount of $177 million in favor of Northstar Vermont Yankee, LLC (previously Entergy Nuclear Vermont Yankee) and against the DOE in the final round Vermont Yankee damages case. Entergy, on behalf of Northstar as the current owner, requested payment from the U.S. Treasury in October 2024. Payment to Northstar from the U.S. Treasury is expected in fourth quarter 2024, at which time Northstar will transfer $127 million of the litigation proceeds to Entergy per the terms of the agreement for the disposition of Vermont Yankee.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Grand Gulf - Related Agreements

See Note 8 to the financial statements in the Form 10-K for information regarding Grand Gulf-related agreements, including the Unit Power Sales Agreement, the Availability Agreement, and the Reallocation Agreement. The following is an update to that discussion.

As discussed in the Form 10-K, System Energy sells all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas - 36%, Entergy Louisiana - 14%, Entergy Mississippi - 33%, and Entergy New Orleans - 17%) as ordered by the FERC under the Unit Power Sales Agreement. In August 2024 the LPSC approved a settlement with Entergy Louisiana to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement was filed for approval with the FERC in September 2024. The terms of the settlement include an agreement that, subject to the receipt of necessary regulatory approvals, Entergy Louisiana will divest to Entergy Mississippi its 14% share of capacity and energy from Grand Gulf under the Unit Power Sales Agreement and its 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture will be effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff. In October 2024 the proposed MSS-4 replacement PPA to effectuate this divestiture was filed for approval with the FERC. As discussed in Note 2 to the financial statements herein, in September 2024, Entergy Mississippi filed a notice of intent with the MPSC that relates to and seeks approval of the divestiture. Subject to the receipt of all required regulatory approvals, divestiture will be effective, and the MSS-4 replacement PPA will commence, on January 1, 2025. If the divestiture is approved by the FERC and the MPSC, then Entergy Mississippi will also assume any and all of Entergy Louisiana’s rights and obligations under the Availability Agreement and Reallocation Agreement and hold Entergy Louisiana harmless with respect thereto. See Note 2 to the financial statements herein for discussion of the System Energy settlement with the LPSC.

Nelson Industrial Steam Company (Entergy Louisiana)

See Note 8 to the financial statements in the Form 10-K for information on Entergy Louisiana’s Nelson Industrial Steam Company (NISCO) partnership. The following is an update to that discussion.

In August 2024, Entergy Louisiana and its partners in the NISCO partnership entered into an agreement related to the wind up of the partnership, which resulted in the transfer of ownership of the non-operating facilities to Entergy Louisiana. The transaction was not material to Entergy Louisiana’s results of operations, cash flows, or financial condition.

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

Entergy Texas

In September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment is $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. The APSC general staff and intervenors filed their errors and objections in October 2024, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues that increases the constraint to $86.8 million. Entergy Arkansas filed its rebuttal in October 2024, and later in October 2024 the parties submitted a joint issues list and stipulations setting forth the disputed issues and the noncontested issues. A hearing is scheduled for November 2024.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” below and in the Form 10-K for discussion of the settlement. In July 2024 the APSC approved the tariff, under which Entergy Arkansas will refund to retail customers a total of $100.6 million. To date, Entergy Arkansas has refunded $92.3 million of the total through one-time bill credits during the August 2024 billing cycle.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

As discussed in the Form 10-K, in August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contains a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complies with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service rate case. Entergy Louisiana’s filing supports the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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
•$75.5 million of customer rate credits, as provided for in the System Energy global settlement, to be credited over three years subject to and conditioned upon FERC approval of the System Energy global settlement. See “Complaints Against System Energy – System Energy Settlement with the LPSC” below for further details of the System Energy global settlement;
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
•an increase in nuclear depreciation rates by $15 million in each of the 2023, 2024, and 2025 test years outside of the formula rate plan bandwidth calculation; and
•for the transmission recovery mechanism and the distribution recovery mechanism, no change to the existing floors, but the caps for both would be $350 million for test year 2023, $375 million for test year 2024, and $400 million for test year 2025. Transmission projects filed with the LPSC will be exempt from the transmission recovery mechanism cap.

The global stipulated settlement agreement was unanimously approved by the LPSC in August 2024 and an order was issued by the LPSC in September 2024 reflecting the approval of the settlement.

Based on the July 2024 agreement in principle, in second quarter 2024 Entergy Louisiana recorded expenses of $151 million ($111 million net-of-tax) primarily consisting of regulatory charges to reflect the effects of the agreement in principle.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2023 Formula Rate Plan Filing

In August 2024, pursuant to the global stipulated settlement agreement, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan are temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. Those adjustments include a $120 million increase in base rider formula rate plan revenue and a $101.8 million one-time incremental net decrease consistent with the terms of the global stipulated settlement. The formula rate plan rate adjustments reflected in the evaluation report also include a redetermination of the transmission recovery mechanism, the distribution recovery mechanism, the additional capacity mechanism, the tax adjustment mechanism, the MISO cost recovery mechanism, and other one-time adjustments. Pursuant to the terms of the global stipulated settlement agreement, the review of the 2023 evaluation report shall be limited to these mechanisms and conducted under an expedited procedural schedule that provides a process for the parties to file and pursue resolution of any disputed issues by January 2025, after which any remaining disputed issues will be submitted to the ALJ for a contested proceeding and, ultimately, resolution by the LPSC.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024.

Grand Gulf Capacity Filing

In September 2024, Entergy Mississippi filed a notice of intent with the MPSC to implement revisions to its unit power cost recovery rider that would allow Entergy Mississippi to recover the first year of costs associated with the transfer of Entergy Louisiana’s interest in and purchases of Grand Gulf capacity and energy under the revised rider schedule, effective by January 1, 2025. This notice filing relates to the divestiture of Entergy Louisiana’s 14% share of Grand Gulf capacity and energy under the Unit Power Sales Agreement and 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture will be effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies as described in the System Energy global settlement with the LPSC and Entergy Louisiana. See “Complaints Against System Energy - System Energy Settlement with the LPSC” below for further details of the System Energy global settlement with the LPSC. In October 2024, Entergy Louisiana and Entergy Mississippi filed the proposed MSS-4 replacement PPA with the FERC. The parties requested that the MPSC and the FERC issue orders accepting the PPA no later than December 2024.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $12.6 million rate increase based on the formula set by the City Council in the 2018 rate case and approved again by the City Council in 2023. The formula would result in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. Following City Council review, the City Council’s advisors issued a report in July 2024 seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues in an aggregate amount of approximately $1.6 million for electric and gas together due to alleged errors. Effective with the first billing cycle of September 2024, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $11.2 million, which includes an increase of $5.8 million in electric revenues and an increase of $5.4 million in gas revenues.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2022 Base Rate Case

As discussed in the Form 10-K, in August 2023 the PUCT issued an order severing issues related to electric vehicle charging infrastructure in the 2022 base rate case proceeding to a separate proceeding. In December 2023 the PUCT referred the separate proceeding to resolve the issues related to electric vehicle charging infrastructure to the State Office of Administrative Hearings. A hearing on the merits was held in April 2024. In June 2024 the ALJ with the State Office of Administrative Hearings issued a proposal for decision concluding that it is appropriate for a vertically integrated electric utility, and Entergy Texas specifically, to own vehicle-charging facilities or other transportation electrification and charging infrastructure and recommending that both of Entergy Texas’s proposed transportation electrification riders be approved. In October 2024 the PUCT issued an order concluding that it is appropriate for Entergy Texas to own transportation electrification and charging infrastructure, including charging stations, and approving both of Entergy Texas’s proposed transportation electrification riders with a limitation that Entergy Texas’s infrastructure rider be applied only to publicly-available charging infrastructure and Entergy Texas not recover any outstanding fees from customers not taking service under the rider.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2024, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The new rider was designed to collect from Entergy Texas’s retail customers approximately $40.3 million annually based on its capital invested in distribution between January 1, 2022 and March 31, 2024. In September 2024, the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective with the first billing cycle in October 2024.

In September 2024, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $48.9 million annually, or $8.6 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between April 1, 2024 and June 30, 2024. In October 2024 the PUCT staff filed a recommendation that the PUCT approve Entergy Texas’s as-filed application. A PUCT decision is expected in fourth quarter 2024.

Transmission Cost Recovery Factor (TCRF) Rider

In October 2024, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $9.7 million annually based on its capital invested in transmission between January 1, 2022 and June 30, 2024 and changes in other transmission charges. Entergy Texas requested that the PUCT issue a decision in fourth quarter 2024, unless a hearing on the merits is requested.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s denial of recovery of $135 million of payments to other Utility operating companies in December 2018 relating to off-system sales of electricity from 2002-2009, as ordered by the FERC. The complaint also involved a challenge to the $13.7 million, plus interest, of related refunds ordered by the APSC and paid by Entergy Arkansas in August 2020. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth Circuit to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Appeals for the Eighth Circuit granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth Circuit affirmed the order of the court denying Arkansas Electric Energy Consumers, Inc.’s motion to intervene.

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. Briefing to the United States Court of Appeals for the Eighth Circuit concluded in July 2024 and oral arguments concluded in September 2024. The appeal is pending with the United States Court of Appeals for the Eighth Circuit. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024.

MSS-4 Replacement Tariff – Net Operating Loss Carryforward Proceeding

In January 2021, pursuant to section 205 of the Federal Power Act, Entergy Services filed an amendment to the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies, in order to provide for the inclusion of specified accumulated deferred income taxes, including net operating loss carryforward accumulated deferred income taxes (NOLC ADIT), in the rate for sales of energy among the Utility operating companies on a prospective basis. In March 2021, the FERC accepted the filing, subject to refund and hearing procedures.

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

The surcharge methodology that the presiding ALJ recommended in connection with issue (3) was not supported by any participant in the hearing. As part of their exceptions to the initial decision, all parties to the proceeding opposed the use of the ALJ’s methodology, except for the FERC trial staff, which took no position. During the hearing, the LPSC and the FERC trial staff advocated that the alleged tariff violation should be remedied

Entergy Corporation and Subsidiaries
Notes to Financial Statements
by the application of Entergy Services’ January 2021 proposed methodology. All other parties, including the PUCT, the City Council, and Entergy Services, opposed any surcharges for the period prior to the March 20, 2021 effective date of the January 2021 filing.

Entergy Services disputes the presiding ALJ's rulings on issue (3) and filed exceptions to these rulings in July 2024. The ALJ's initial decision is not binding on the FERC and is an interim step in the hearing process. No refunds will be owed in connection with this proceeding unless and until the FERC requires them in a final order.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC (or on appeal from the FERC to the United States Court of Appeals for the Fifth Circuit), including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, and the City Council and approved by the FERC. A settlement has been reached with the LPSC and is pending FERC approval, as described in “System Energy Settlement with the LPSC” below. If the settlement with the LPSC is approved by the FERC, it would resolve all significant aspects of these pending complaints. The following are updates to the discussion in the Form 10-K.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the FERC’s Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $11.6 million, which includes interest through September 30, 2024, and the estimated resulting annual rate reduction would be approximately $6.8 million. As a result of the settlement agreements with the MPSC, the APSC, and the City Council, the estimated refund and rate reduction only includes the portion related to Entergy Louisiana, whose settlement with the LPSC is pending FERC approval. See “System Energy Settlement with the MPSC” in the Form 10-K, see “System Energy Settlement with the APSC” below and in the Form 10-K, and see “System Energy Settlement with the City Council” below for discussion of the settlements. The estimated refund will continue to accrue interest until a final FERC decision is issued.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In August 2022 the D.C. Circuit issued an order addressing appeals of FERC’s Opinion No. 569 and 569-A, which established the methodology applied in the ALJ’s initial decision in the proceeding against System Energy discussed above and in the Form 10-K. The appellate order addressed the methodology for determining the return on equity applicable to transmission owners in MISO. The D.C. Circuit found the FERC’s use of the risk premium model as part of the methodology to be arbitrary and capricious and remanded the case back to the FERC. In October 2024 the FERC issued a remand order in the MISO transmission owners’ case, concluding that the record supported the methodology that it originally directed in Opinion No. 569 utilizing an equal weighting of the two-step discounted cash flow model and capital asset pricing model. As a result, it determined that the just and reasonable return on equity for the MISO transmission owners is 9.98%. In light of the System Energy settlements described below, the FERC’s changes to its return on equity methodology in the decision on the MISO transmission owners’ return on equity will not have any immediate effect on System Energy’s return on equity because System Energy’s return on equity is locked-in through the end of June 2026.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
operation of law. In November 2023 the FERC issued a further notice stating that it would not issue any further order addressing the rehearing request. Also in November 2023 the LPSC filed with the United States Court of Appeals for the Fifth Circuit a petition for review of the FERC’s August 2023 rehearing order and denials of the September 2023 rehearing request.

In December 2023 the United States Court of Appeals for the Fifth Circuit lifted the abeyance on the consolidated System Energy appeals, and it also consolidated the LPSC’s appeal with the System Energy appeals. In March 2024, separate petition briefs were filed by System Energy and by the LPSC. Also in March 2024, the City Council filed an intervenor brief supporting the LPSC. In June 2024 counsel for the FERC filed the respondent’s brief, arguing that the FERC’s August 2023 rehearing order concerning the sale-leaseback and depreciation rate remedy issues should be affirmed and arguing that the dispute over the uncertain tax position issue is not yet ripe. In July 2024, System Energy and the LPSC each filed separate reply briefs. In September 2024 the parties filed a joint motion to continue and stay oral argument, previously scheduled for October 2024, pending the FERC’s decision whether to approve the settlement between System Energy and the LPSC, and the United States Court of Appeals for the Fifth Circuit granted the motion.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Louisiana would total approximately $31.5 million plus $45.6 million of interest through September 30, 2024. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In August 2024 the FERC approved the settlement “because it appears to be fair and reasonable and in the public interest.” System Energy paid the remaining black box refund of $98 million to Entergy New Orleans in October 2024. As discussed above and in Note 2 to the financial statements in the Form 10-K, System Energy previously settled with the MPSC and the APSC with respect to these complaints before the FERC. The settlements with the APSC, the MPSC, and the City Council represent almost 85% of System Energy’s share of the output of Grand Gulf.

System Energy Settlement with the LPSC

In July 2024, System Energy and the LPSC staff reached a settlement in principle to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. In August 2024 the LPSC approved the settlement. In September 2024 the settling parties filed the settlement for approval by the FERC.

The terms of the settlement with the LPSC align with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022, between System Energy and the APSC in November 2023, and between System Energy and the City Council in April 2024. The settlement provides for Entergy Louisiana to receive a black box refund of $95 million from System Energy, inclusive of approximately $15 million already received by Entergy Louisiana from System Energy. In June 2024 the remaining $80 million black box refund to Entergy Louisiana was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Energy’s balance sheet.

In addition to the black box refund of $95 million described above, beginning with the September 2024 service month, the settlement provides for Entergy Louisiana’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

The settlement also includes an agreement that, subject to the receipt of necessary regulatory approvals, Entergy Louisiana will divest to Entergy Mississippi all of its interest in Grand Gulf capacity and energy under the Unit Power Sales Agreement and its purchases from Entergy Arkansas under the MSS-4 replacement tariff. Subject to the receipt of all required regulatory approvals, divestiture will be effective on January 1, 2025. In October 2024 Entergy Louisiana and Entergy Mississippi filed with the FERC a power purchase agreement under which Entergy Mississippi would purchase Entergy Louisiana’s purchases of Grand Gulf capacity and energy. The power purchase agreement is governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies. The parties requested that the FERC issue an order accepting the power purchase agreement no later than December 2024.

System Energy Regulatory Liability for Pending Complaints

As discussed in the Form 10-K, System Energy had recorded a regulatory liability related to complaints against System Energy, which was consistent with the settlement agreements reached with the MPSC and the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Pension Costs Amendment Proceeding

As discussed in the Form 10-K, in October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in the rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Energy’s proposed amendments with an effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. In October 2023, System Energy filed direct testimony in support of its proposed amendments. Under the procedural schedule, testimony was filed through April 2024, and the hearing occurred in late May and early June 2024.

In September 2024 the presiding ALJ issued an initial decision recommending that the FERC approve inclusion of a line item for prepaid and accrued pension costs; however, the presiding ALJ did not agree with System Energy’s proposed methodology to calculate the value of the prepaid and accrued pension cost input. Instead, the presiding ALJ recommended limiting System Energy’s recovery to the prepaid and accrued pension costs that were incurred beginning in 2015 and later.

System Energy disputes the presiding ALJ's determination concerning the methodology used to calculate the prepaid and accrued pension input, and System Energy filed exceptions to these rulings in October 2024. If the ALJ’s determination is affirmed by the FERC, System Energy estimates refunds, including interest through September 30, 2024, of approximately $15 million to $19 million would be owed related to the ALJ’s findings. The ALJ's initial decision is not binding on the FERC and is an interim step in the hearing process. No refunds will be owed in connection with this proceeding and no changes to System Energy’s pension cost recovery methodology will be implemented unless and until the FERC requires them in a final order. This proceeding is not covered by the global settlements described above.

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

The Mississippi Public Utilities Staff reviewed the storm-related costs submitted by Entergy Mississippi and found them prudent. In June 2024 the MPSC considered and unanimously granted the relief sought by Entergy Mississippi, including authorization to credit any remaining funds in the storm escrow account to Entergy Mississippi’s storm damage reserve and to close the storm escrow account. Entergy Mississippi’s storm escrow account was liquidated in July 2024, and the new combined storm damage mitigation and restoration rider became effective with the July 2024 billing cycle. Additionally, Entergy Mississippi made a compliance filing to cease billing under the existing vegetation management rider schedule as of the same billing cycle.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy’s basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 and 2023, included on the consolidated income statements:

	For the Three Months Ended September 30,
	2024		2023
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$645,754		$669,714
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	814		2,959
Net income attributable to Entergy Corporation	$644,940		$666,755
Basic shares and earnings per average common share	214.0	$3.01	211.5	$3.15
Average dilutive effect of:
Stock options	0.3	—	0.2	—
Other equity plans	0.7	(0.01)	0.5	(0.01)
Equity forwards	0.7	(0.01)	—	—
Diluted shares and earnings per average common shares	215.7	$2.99	212.2	$3.14

	For the Nine Months Ended September 30,
	2024		2023
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$774,022		$1,374,026
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	4,879		5,092
Net income attributable to Entergy Corporation	$769,143		$1,368,934
Basic shares and earnings per average common share	213.6	$3.60	211.4	$6.47
Average dilutive effect of:
Stock options	0.3	—	0.3	(0.01)
Other equity plans	0.5	(0.01)	0.5	(0.01)
Equity forwards	0.3	(0.01)	—	—
Diluted shares and earnings per average common shares	214.7	$3.58	212.2	$6.45

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 774,193 options for the three months ended September 30, 2024 and 1,305,354 options for the three months ended September 30, 2023. The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1,238,878 options for the nine months ended September 30, 2024 and 1,138,384 options for the nine months ended September 30, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $1.13 for the three months ended September 30, 2024 and $1.07 for the three months ended September 30, 2023. Dividends declared per common share were $3.39 for the nine months ended September 30, 2024 and $3.21 for the nine months ended September 30, 2023.

Equity Distribution Program

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. The following are updates to that discussion.

In May 2024, Entergy Corporation entered into an amendment to the equity distribution sales agreement for its at the market equity distribution program wherein it increased by an additional $1 billion the aggregate gross sales price authorized under the at the market equity distribution program from $2 billion to $3 billion and added additional agents, forward purchasers, and forward sellers. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $3 billion. As of September 30, 2024, an aggregate gross sales price of approximately $2.6 billion has been sold under the at the market equity distribution program.

During the nine months ended September 30, 2024 and 2023, there were no shares of common stock issued under the at the market equity distribution program.

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

In August 2024, Entergy Corporation entered into two separate forward sale agreements for 1,112,916 shares and 1,733,386 shares of common stock, respectively. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy Corporation to, at its election prior to October 31, 2025, either (i) physically settle the transactions by issuing the total of 1,112,916 shares and 1,733,386 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the applicable agreement (initially approximately $114.93 and $117.45 per share, respectively) or (ii) net settle the applicable transaction in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the applicable agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 1,112,916 shares and 1,733,386 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $130.4 million and $205.5 million, respectively. In connection with the sales of these shares, Entergy Corporation paid the forward seller fees of approximately $1.3 million and $2.1 million, respectively, which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

In September 2024, Entergy Corporation entered into two separate forward sale agreements for 1,534,535 shares and 444,378 shares of common stock, respectively. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy Corporation to, at its election prior to October 31, 2025, either (i) physically settle the transactions by issuing the total of 1,534,535 shares and 444,378 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the applicable agreement (initially approximately $120.25 and $128.56 per share, respectively) or (ii) net settle the applicable transaction in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the applicable agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 1,534,535 shares and 444,378 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $186.3 million and $57.7 million, respectively. In connection with the sales of these shares, Entergy Corporation paid the forward seller fees of approximately $1.9 million and $0.6 million, respectively, which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Until settlement of the forward sale agreements occurs, earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. For the three months ended September 30, 2024 and 2023, 1,742,868 shares and 468,302 shares, respectively, under current and then-outstanding forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended September 30, 2024 and 2023, 1,582,454 and 468,302 shares, respectively, under current and then-outstanding forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the nine months ended September 30, 2024, Entergy Corporation reissued 267,266 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2024.

Retained Earnings

On October 25, 2024, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.20 per share, payable on December 2, 2024 to holders of record as of November 13, 2024.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, July 1,	$80,361	($193,019)

Amounts reclassified from accumulated other comprehensive income (loss)	(4,176)	(2,434)
Net other comprehensive loss for the period	(4,176)	(2,434)

Ending balance, September 30,	$76,185	($195,453)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, January 1,	($162,460)	($191,754)

Amounts reclassified from accumulated other comprehensive income (loss)	238,645	(3,699)
Net other comprehensive income (loss) for the period	238,645	(3,699)

Ending balance, September 30,	$76,185	($195,453)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended September 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, July 1,	$50,751	$52,811

Amounts reclassified from accumulated other comprehensive income	(2,024)	(1,829)
Net other comprehensive loss for the period	(2,024)	(1,829)

Ending balance, September 30,	$48,727	$50,982

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the nine months ended September 30, 2024 and 2023:

	Pension and Other Postretirement Benefit Plans
	2024	2023
	(In Thousands)
Beginning balance, January 1,	$54,798	$55,370

Amounts reclassified from accumulated other comprehensive income	(6,071)	(4,388)
Net other comprehensive loss for the period	(6,071)	(4,388)

Ending balance, September 30,	$48,727	$50,982

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$3,473	$3,396	(a)
Amortization of net gain	2,130	1,700	(a)
Settlement loss	—	(1,919)	(a)
Total amortization and settlement loss	5,603	3,177
Income taxes	(1,427)	(743)	Income taxes
Total amortization and settlement loss (net of tax)	$4,176	$2,434

Total reclassifications for the period (net of tax)	$4,176	$2,434

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$10,419	$10,191	(a)
Amortization of net gain	5,167	4,994	(a)
Settlement loss	(316,974)	(10,408)	(a)
Total amortization and settlement loss	(301,388)	4,777
Income taxes	62,743	(1,078)	Income taxes
Total amortization and settlement loss (net of tax)	($238,645)	$3,699

Total reclassifications for the period (net of tax)	($238,645)	$3,699

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended September 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$1,136	$951	(a)
Amortization of net gain	1,634	1,574	(a)
Settlement loss	—	(22)	(a)
Total amortization and settlement loss	2,770	2,503
Income taxes	(746)	(674)	Income taxes
Total amortization and settlement loss (net of tax)	2,024	1,829

Total reclassifications for the period (net of tax)	$2,024	$1,829

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the nine months ended September 30, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement benefit plans
Amortization of prior service credit	$3,408	$2,853	(a)
Amortization of net gain	4,900	4,703	(a)
Settlement loss	—	(1,551)	(a)
Total amortization and settlement loss	8,308	6,005
Income taxes	(2,237)	(1,617)	Income taxes
Total amortization and settlement loss (net of tax)	6,071	4,388

Total reclassifications for the period (net of tax)	$6,071	$4,388

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The estimated interest rate as of September 30, 2024 that would have been applied to outstanding borrowings under the facility was 6.45%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of September 30, 2024:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of September 30, 2024, Entergy Corporation had $1,122.4 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2024 was 5.64%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2024 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2024	Letters of Credit Outstanding as of September 30, 2024
Entergy Arkansas	April 2026	$25 million (b)	6.80%	$—	$—
Entergy Arkansas	June 2029	$300 million (c)	6.07%	$—	$—
Entergy Louisiana	June 2029	$400 million (c)	6.20%	$—	$—
Entergy Mississippi	June 2029	$300 million (c)	6.07%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	6.57%	$—	$—
Entergy Texas	June 2029	$300 million (c)	6.20%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of September 30, 2024 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2024:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2024 (a) (b)
Entergy Arkansas	$25 million	0.78%	$11.9 million
Entergy Louisiana	$125 million	0.78%	$19.7 million
Entergy Mississippi	$65 million	0.78%	$33.1 million
Entergy New Orleans	$15 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$86.4 million

(a)As of September 30, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Louisiana, $0.9 million for Entergy Mississippi, and $0.8 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of September 30, 2024, the letters of credit issued for Entergy Mississippi include $31.8 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have FERC-

Entergy Corporation and Subsidiaries
Notes to Financial Statements
authorized short-term borrowing limits effective through April 2025. The FERC-authorized short-term borrowing limit for System Energy is effective through March 2025. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2024 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2024. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of September 30, 2024, $139 million in cash borrowings were outstanding under the credit facility.  The weighted-average interest rate for the nine months ended September 30, 2024 was 6.93% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of September 30, 2024:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2024
		(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	6.43%	$38.5
Entergy Louisiana River Bend VIE	June 2027	$105	6.43%	$21.7
Entergy Louisiana Waterford VIE	June 2027	$105	6.42%	$26.8
System Energy VIE	June 2027	$120	6.42%	$90.0

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

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of September 30, 2024 as follows:

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

As of September 30, 2024, Entergy Arkansas and Entergy Louisiana each has obtained financing authorization from the FERC that extends through April 2025 for issuances by its nuclear fuel company VIEs. System Energy has obtained financing authorization from the FERC that extends through March 2025 for issuances by its nuclear fuel company VIE.

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

(Entergy Arkansas)

In May 2024, Entergy Arkansas issued $400 million of 5.45% Series mortgage bonds due June 2034 and $400 million of 5.75% Series mortgage bonds due June 2054. Entergy Arkansas used a portion of the proceeds, together with other funds, to repay, at maturity, its $375 million of 3.70% Series mortgage bonds due June 2024, to repay borrowings from the Entergy system money pool, to pay a portion of the purchase price of each of Driver Solar, Walnut Bend Solar, and West Memphis Solar, and for general corporate purposes.

(Entergy Louisiana)

In March 2024, Entergy Louisiana issued $500 million of 5.35% Series mortgage bonds due March 2034 and $700 million of 5.70% Series mortgage bonds due March 2054. Entergy Louisiana used a portion of the proceeds, together with other funds, to repay in March 2024 debt outstanding under its long-term revolving credit facility and to repay in April 2024, prior to maturity, its $400 million of 5.40% Series mortgage bonds due November 2024. Entergy Louisiana used the remaining proceeds, together with other funds, to repay, prior to maturity, its $1 billion of 0.95% Series mortgage bonds due October 2024, for capital expenditures, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In August 2024, Entergy Louisiana issued $700 million of 5.15% Series mortgage bonds due September 2034. Entergy Louisiana used the proceeds, together with other funds, to repay in August 2024, prior to maturity, its $1 billion of 0.95% Series mortgage bonds due October 2024 and for general corporate purposes.

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

(Entergy Texas)

In August 2024, Entergy Texas issued $350 million of 5.55% Series mortgage bonds due September 2054. Entergy Texas expects to use the proceeds, together with other funds, to finance the construction of the Orange County Advanced Power Station and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of September 30, 2024 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$27,880,440	$26,113,062
Entergy Arkansas	$5,135,751	$4,785,447
Entergy Louisiana	$9,876,127	$9,185,690
Entergy Mississippi	$2,426,893	$2,215,355
Entergy New Orleans	$736,611	$712,343
Entergy Texas	$3,561,402	$3,356,778
System Energy	$809,585	$794,618

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

Stock Options

In January 2024 the Board approved and Entergy granted long-term incentive awards in the form of options on 352,199 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $18.61 per option.  As of September 30, 2024, there were options on 1,996,989 shares of common stock outstanding with a weighted-average exercise price of $106.73.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2024.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2024 was $49.7 million.

The following table includes financial information for stock options for the three months ended September 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$0.8	$1.1
Tax benefit recognized in Entergy’s consolidated net income	$0.2	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for stock options for the nine months ended September 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$3.0	$3.2
Tax benefit recognized in Entergy’s consolidated net income	$0.8	$0.9
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.4	$1.6

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

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$9.6	$9.3
Tax benefit recognized in Entergy’s consolidated net income	$2.4	$2.4
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.6	$4.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2024 and 2023:

	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$29.3	$27.1
Tax benefit recognized in Entergy’s consolidated net income	$7.4	$7.0
Compensation cost capitalized as part of fixed assets and materials and supplies	$13.7	$11.8

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the third quarters of 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$23,358	$25,302
Interest cost on projected benefit obligation	56,631	73,850
Expected return on assets	(76,557)	(96,775)
Recognized net loss	14,322	20,204
Settlement charges	—	6,914
Net pension cost	$17,754	$29,495

Entergy’s qualified pension costs, including amounts capitalized, for the nine months ended September 30, 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$70,104	$76,346
Interest cost on projected benefit obligation	193,218	223,584
Expected return on assets	(262,043)	(290,660)
Recognized net loss	44,296	63,858
Settlement charges	325,253	152,588
Net pension cost	$370,828	$225,716

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the third quarters of 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,101	$5,550	$1,284	$441	$963	$1,380
Interest cost on projected benefit obligation	13,218	13,962	3,522	1,569	2,832	3,375
Expected return on assets	(18,156)	(19,446)	(5,112)	(2,202)	(4,077)	(4,602)
Recognized net loss	5,745	2,601	1,140	471	393	1,155
Net pension cost	$4,908	$2,667	$834	$279	$111	$1,308

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,566	$6,175	$1,431	$492	$1,074	$1,430
Interest cost on projected benefit obligation	13,813	14,896	3,797	1,667	3,138	3,419
Expected return on assets	(17,639)	(18,892)	(4,830)	(2,206)	(4,147)	(4,392)
Recognized net loss	5,438	4,748	1,545	456	1,008	1,204
Settlement charges	558	561	345	248	632	228
Net pension cost	$6,736	$7,488	$2,288	$657	$1,705	$1,889

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the nine months ended September 30, 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$12,300	$16,652	$3,852	$1,321	$2,886	$4,147
Interest cost on projected benefit obligation	39,652	41,884	10,564	4,707	8,494	10,152
Expected return on assets	(54,466)	(58,340)	(15,338)	(6,609)	(12,231)	(13,883)
Recognized net loss	17,237	7,805	3,420	1,411	1,179	3,482
Settlement charges	—	—	—	—	—	611
Net pension cost	$14,723	$8,001	$2,498	$830	$328	$4,509

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,976	$18,654	$4,369	$1,470	$3,271	$4,342
Interest cost on projected benefit obligation	42,010	45,219	11,551	5,051	9,542	10,382
Expected return on assets	(53,593)	(56,891)	(14,349)	(6,783)	(12,322)	(13,431)
Recognized net loss	18,170	14,704	4,937	1,453	3,057	3,939
Settlement charges	24,516	38,791	12,088	1,948	10,902	5,518
Net pension cost	$45,079	$60,477	$18,596	$3,139	$14,450	$10,750

Non-Qualified Net Pension Cost

Entergy recognized $2.7 million and $21.8 million in pension cost for its non-qualified pension plans for the third quarters of 2024 and 2023, respectively. For the third quarter of 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan. Included in the pension cost for non-qualified pension plans for the third quarter of 2023 were settlement charges of $18 million related to the payment of lump sum benefits out of the plans. Entergy recognized $8.2 million and $39.8 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan. Included in the pension cost for non-qualified pension plans for the nine months ended September 30, 2023 were settlement charges of $27.3 million related to the payment of lump sum benefits out of the plans.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the third quarters of 2024 and 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$68	$51	$83	$31	$62
2023	$63	$24	$85	$33	$63

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the nine months ended September 30, 2024 and 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$204	$153	$249	$93	$186
2023	$575	$76	$724	$99	$190

For the third quarters of 2024 and 2023, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. For the nine months ended September 30, 2024, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. For the nine months ended September 30, 2023, there were settlement charges of $379 thousand and $453 thousand for Entergy Arkansas and Entergy Mississippi, respectively, included in the non-qualified pension costs above related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s other postretirement benefits income, including amounts capitalized, for the third quarters of 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$3,126	$3,664
Interest cost on accumulated postretirement benefit obligation (APBO)	9,852	10,568
Expected return on assets	(10,569)	(9,183)
Amortization of prior service credit	(5,720)	(5,640)
Recognized net gain	(2,761)	(2,862)
Net other postretirement benefits income	($6,072)	($3,453)

Entergy’s other postretirement benefits income, including amounts capitalized, for the nine months ended September 30, 2024 and 2023, included the following components:

	2024	2023
	(In Thousands)
Service cost - benefits earned during the period	$9,378	$10,992
Interest cost on APBO	29,556	31,704
Expected return on assets	(31,707)	(27,549)
Amortization of prior service credit	(17,160)	(16,920)
Recognized net gain	(8,283)	(8,586)
Net other postretirement benefits income	($18,216)	($10,359)

The Registrant Subsidiaries’ other postretirement benefits (income) cost, including amounts capitalized, for their current and former employees for the third quarters of 2024 and 2023, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefits (income) cost, including amounts capitalized, for their current and former employees for the nine months ended September 30, 2024 and 2023, included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,926	$2,100	$552	$153	$504	$525
Interest cost on APBO	5,499	5,997	1,458	759	1,809	1,194
Expected return on assets	(13,152)	—	(4,116)	(4,437)	(7,617)	(2,184)
Amortization of prior service cost (credit)	1,572	(3,408)	(717)	(687)	(3,279)	(219)
Recognized net (gain) loss	—	(5,214)	45	57	444	—
Net other postretirement benefits income	($4,155)	($525)	($2,778)	($4,155)	($8,139)	($684)

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,223	$2,535	$660	$177	$606	$567
Interest cost on APBO	6,003	6,699	1,629	870	1,947	1,296
Expected return on assets	(11,334)	—	(3,537)	(3,948)	(6,582)	(1,902)
Amortization of prior service cost (credit)	1,572	(2,853)	(717)	(687)	(3,279)	(219)
Recognized net (gain) loss	129	(5,292)	63	351	687	—
Net other postretirement benefits (income) cost	($1,407)	$1,089	($1,902)	($3,237)	($6,621)	($258)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2024 and 2023:

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,513	($40)	$3,473
Amortization of net gain (loss)	(405)	2,615	(80)	2,130
	($405)	$6,128	($120)	$5,603
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(104)	1,738	—	1,634
	($104)	$2,874	$—	$2,770

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,509	($113)	$3,396
Amortization of net gain (loss)	(1,064)	2,898	(134)	1,700
Settlement loss	(490)	—	(1,429)	(1,919)
	($1,554)	$6,407	($1,676)	$3,177
Entergy Louisiana
Amortization of prior service credit	$—	$951	$—	$951
Amortization of net gain (loss)	(190)	1,764	—	1,574
Settlement loss	(22)	—	—	(22)
	($212)	$2,715	$—	$2,503

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2024 and 2023:

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$10,539	($120)	$10,419
Amortization of net gain (loss)	(2,438)	7,845	(240)	5,167
Settlement loss	(316,974)	—	—	(316,974)
	($319,412)	$18,384	($360)	($301,388)
Entergy Louisiana
Amortization of prior service credit	$—	$3,408	$—	$3,408
Amortization of net gain (loss)	(312)	5,214	(2)	4,900
	($312)	$8,622	($2)	$8,308

2023	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$10,529	($338)	$10,191
Amortization of net gain (loss)	(3,208)	8,693	(491)	4,994
Settlement loss	(7,446)	—	(2,962)	(10,408)
	($10,654)	$19,222	($3,791)	$4,777
Entergy Louisiana
Amortization of prior service credit	$—	$2,853	$—	$2,853
Amortization of net gain (loss)	(588)	5,292	(1)	4,703
Settlement loss	(1,551)	—	—	(1,551)
	($2,139)	$8,145	($1)	$6,005

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The group annuity contract primarily covers a population that includes approximately 3,400 non-utility business retirees, joint annuitants, beneficiaries, and alternate payees who commenced benefit payments from the Pension Plans on or before March 1, 2024 (Transferred Participants). MetLife irrevocably guarantees and assumes the sole obligation to make future monthly pension benefit payments to the Transferred Participants as provided under its group annuity contract, with direct payments that began September 1, 2024. The aggregate amount of each Transferred Participant’s payment under the group annuity contract will be equal to the amount of each individual’s payment under the Pension Plans.

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

For the nine months ended September 30, 2023, lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees exceeded the sum of the Plans’ 2023 service and interest cost, resulting in settlement costs. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy each participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees and incurred settlement costs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Employer Contributions

Based on current assumptions, Entergy expects to contribute $270 million to its qualified pension plans in 2024.  As of September 30, 2024, Entergy had contributed $164.3 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2024 pension contributions	$55,112	$48,401	$14,980	$4,931	$8,272	$16,650
Pension contributions made through September 2024	$33,560	$29,375	$9,820	$2,643	$4,782	$9,994
Remaining estimated pension contributions to be made in 2024	$21,552	$19,026	$5,160	$2,288	$3,490	$6,656
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

Entergy’s segment financial information for the third quarters of 2024 and 2023 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2024
Operating revenues	$3,370,138	$18,985	($23)	$3,389,100
Income taxes	$237,225	($21,750)	$—	$215,475
Consolidated net income (loss)	$786,862	($63,526)	($77,582)	$645,754
2023
Operating revenues	$3,559,240	$36,302	($20)	$3,595,522
Income taxes	$225,989	$1,008	$—	$226,997
Consolidated net income (loss)	$754,036	($3,304)	($81,018)	$669,714

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s segment financial information for the nine months ended September 30, 2024 and 2023 was as follows:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2024
Operating revenues	$9,083,715	$53,687	($54)	$9,137,348
Income taxes	$384,790	($114,687)	$—	$270,103
Consolidated net income (loss)	$1,426,161	($416,111)	($236,028)	$774,022
Total assets as of September 30, 2024	$68,708,628	$833,783	($5,080,362)	$64,462,049
2023
Operating revenues	$9,325,977	$96,661	($31)	$9,422,607
Income taxes	$304,352	($21,534)	$—	$282,818
Consolidated net income (loss)	$1,666,701	($74,257)	($218,418)	$1,374,026
Total assets as of December 31, 2023	$63,887,038	$836,598	($5,020,240)	$59,703,396

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of September 30, 2024 is 6 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of September 30, 2024 is 8,607,900 MMBtu for Entergy and Entergy Mississippi. As of September 30, 2024, Entergy Louisiana and Entergy New Orleans had no outstanding natural gas swaps or options. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2024, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2024 through May 31, 2025. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2024 is 94,828 GWh for Entergy, including 22,829 GWh for Entergy Arkansas, 39,940 GWh for Entergy Louisiana, 14,199 GWh for Entergy Mississippi, 3,937 GWh for Entergy New Orleans, and 13,720 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations business is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of September 30, 2024 and December 31, 2023. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of September 30, 2024 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of December 31, 2023.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting

Entergy Corporation and Subsidiaries
Notes to Financial Statements
agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2024
Assets:
Financial transmission rights	Prepayments and other	$31	($1)	$30

Liabilities:
Natural gas swaps and options	Other current liabilities	$1	$—	$1

Financial transmission rights	Other current liabilities	($1)	$1	$—

2023
Assets:
Financial transmission rights	Prepayments and other	$21	$—	$21

Liabilities:
Natural gas swaps and options	Other current liabilities	$11	$—	$11

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit each in the amount of $2 million posted as of September 30, 2024 and December 31, 2023

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2024 and 2023 are as follows:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2024 and 2023 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2024
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	Purchased power expense	(b)	$133

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($44)
Financial transmission rights	Purchased power expense	(b)	$96

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of September 30, 2024 and December 31, 2023 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2024
Assets:
Financial transmission rights	Prepayments and other	$13.0	$—	$13.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$12.5	($0.9)	$11.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.0	$—	$2.0	Entergy New Orleans
Financial transmission rights	Prepayments and other	$4.0	$—	$4.0	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$0.5	$—	$0.5	Entergy Mississippi

Financial transmission rights	Other current liabilities	($0.6)	$0.9	$0.3	Entergy Mississippi

2023
Assets:
Financial transmission rights	Prepayments and other	$6.0	$—	$6.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$9.8	$—	$9.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.4	$—	$1.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	$—	$1.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.7	($0.3)	$2.4	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$0.4	$—	$0.4	Entergy Louisiana
Natural gas swaps	Other current liabilities	$10.1	$—	$10.1	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.6	$—	$0.6	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of September 30, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Louisiana, $0.9 million for Entergy Mississippi, and $0.8 million for Entergy Texas. As of December 31, 2023, letters of credit posted with MISO covered financial

Entergy Corporation and Subsidiaries
Notes to Financial Statements
transmission rights exposure of $1.2 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, $0.3 million for Entergy Mississippi, and $0.1 million for Entergy Texas.

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended September 30, 2024 and 2023 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$12.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$14.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.4	(b)	Entergy Texas

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.4)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$10.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$18.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$6.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$10.4	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the nine months ended September 30, 2024 and 2023 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.5	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$51.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$55.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$5.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$15.5	(b)	Entergy Texas

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($7.5)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($34.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$18.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$46.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$11.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$14.5	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,321	$—	$—	$1,321
Decommissioning trust funds (a):
Equity securities	43	—	—	43
Debt securities	796	1,255	—	2,051
Common trusts (b)				3,448
Securitization recovery trust account	11	—	—	11
Storm reserve escrow accounts	336	—	—	336
Financial transmission rights	—	—	30	30
	$2,507	$1,255	$30	$7,240

Liabilities:
Gas hedge contracts	$1	$—	$—	$1

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$61	$—	$—	$61
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	611	1,159	—	1,770
Common trusts (b)				3,070
Securitization recovery trust account	8	—	—	8
Storm reserve escrow accounts	323	—	—	323
Financial transmission rights	—	—	21	21
	$1,027	$1,159	$21	$5,277

Liabilities:
Gas hedge contracts	$11	$—	$—	$11

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2024 and 2023:

	2024	2023
	(In Millions)
Balance as of July 1,	$48	$40
Gains (losses) included as a regulatory liability/asset	15	40
Settlements	(33)	(48)
Balance as of September 30,	$30	$32

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2024 and 2023:

	2024	2023
	(In Millions)
Balance as of January 1,	$20	$19
Issuances of financial transmission rights	53	42
Gains (losses) included as a regulatory liability/asset	90	67
Settlements	(133)	(96)
Balance as of September 30,	$30	$32

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$632.9	$—	$—	$632.9
Decommissioning trust funds (a):
Equity securities	15.4	—	—	15.4
Debt securities	191.8	405.7	—	597.5
Common trusts (b)				988.9
Financial transmission rights	—	—	13.0	13.0
	$840.1	$405.7	$13.0	$2,247.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.1	$—	$—	$3.1
Decommissioning trust funds (a):
Equity securities	6.4	—	—	6.4
Debt securities	129.9	367.0	—	496.9
Common trusts (b)				910.7
Financial transmission rights	—	—	6.0	6.0
	$139.4	$367.0	$6.0	$1,423.1

Entergy Louisiana

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$100.8	$—	$—	$100.8
Decommissioning trust funds (a):
Equity securities	21.7	—	—	21.7
Debt securities	303.8	573.8	—	877.6
Common trusts (b)				1,515.5
Storm reserve escrow account	253.7	—	—	253.7
Financial transmission rights	—	—	11.6	11.6
	$680.0	$573.8	$11.6	$2,780.9

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.5	$—	$—	$0.5
Decommissioning trust funds (a):
Equity securities	14.6	—	—	14.6
Debt securities	271.7	516.4	—	788.1
Common trusts (b)				1,304.7
Storm reserve escrow account	243.8	—	—	243.8
Financial transmission rights	—	—	9.8	9.8
	$530.6	$516.4	$9.8	$2,361.5

Liabilities:
Gas hedge contracts	$0.4	$—	$—	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Mississippi

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$36.4	$—	$—	$36.4

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5
Financial transmission rights	—	—	0.3	0.3
	$0.5	$—	$0.3	$0.8

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.6	$—	$—	$6.6
Storm reserve escrow account	0.7	—	—	0.7
Financial transmission rights	—	—	1.4	1.4
	$7.3	$—	$1.4	$8.7

Liabilities:
Gas hedge contracts	$10.1	$—	$—	$10.1

Entergy New Orleans

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$34.4	$—	$—	$34.4
Securitization recovery trust account	1.6	—	—	1.6
Storm reserve escrow account	82.7	—	—	82.7
Financial transmission rights	—	—	2.0	2.0
	$118.7	$—	$2.0	$120.7

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$2.4	$—	$—	$2.4
Storm reserve escrow account	78.7	—	—	78.7
Financial transmission rights	—	—	1.1	1.1
	$81.1	$—	$1.1	$82.2

Liabilities:
Gas hedge contracts	$0.6	$—	$—	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$353.4	$—	$—	$353.4
Securitization recovery trust account	9.7	—	—	9.7
Financial transmission rights	—	—	4.0	4.0
	$363.1	$—	$4.0	$367.1

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$20.5	$—	$—	$20.5
Securitization recovery trust account	5.2	—	—	5.2
Financial transmission rights	—	—	2.4	2.4
	$25.7	$—	$2.4	$28.1

System Energy

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$77.6	$—	$—	$77.6
Decommissioning trust funds (a):
Equity securities	5.5	—	—	5.5
Debt securities	300.4	275.5	—	575.9
Common trusts (b)				943.9
	$383.5	$275.5	$—	$1,602.9

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.7	$—	$—	$2.7
Debt securities	209.5	275.7	—	485.2
Common trusts (b)				854.4
	$212.2	$275.7	$—	$1,342.3

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$16.1	$19.8	$3.6	$2.6	$6.6
Gains (losses) included as a regulatory liability/asset	9.4	5.9	(1.9)	0.6	0.8
Settlements	(12.5)	(14.1)	(2.0)	(1.2)	(3.4)
Balance as of September 30,	$13.0	$11.6	($0.3)	$2.0	$4.0

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$6.0	$9.8	$1.3	$1.1	$2.4
Issuances of financial transmission rights	17.6	21.6	3.9	2.8	7.2
Gains (losses) included as a regulatory liability/asset	40.8	35.5	(0.4)	3.7	9.9
Settlements	(51.4)	(55.3)	(5.1)	(5.6)	(15.5)
Balance as of September 30,	$13.0	$11.6	($0.3)	$2.0	$4.0

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

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2024 on equity securities still held as of September 30, 2024 were $185 million and $549 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of September 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$2,051	$36	$94

2023
Debt Securities	$1,770	$19	$134

Entergy Corporation and Subsidiaries
Notes to Financial Statements
As of September 30, 2024 and December 31, 2023, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,108 million as of September 30, 2024 and $1,885 million as of December 31, 2023.  As of September 30, 2024, available-for-sale debt securities had an average coupon rate of approximately 3.68%, an average duration of approximately 6.46 years, and an average maturity of approximately 10.84 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$105	$1	$134	$6
More than 12 months	871	93	999	128
Total	$976	$94	$1,133	$134

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$52	$82
1 year - 5 years	627	517
5 years - 10 years	604	504
10 years - 15 years	138	121
15 years - 20 years	209	179
20 years+	421	367
Total	$2,051	$1,770

During the three months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $173 million and $226 million, respectively.  During the three months ended September 30, 2024, there were gross gains of $3 million and gross losses of $5 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2023, there were no gross gains and gross losses of $11 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $504 million and $486 million, respectively.  During the nine months ended September 30, 2024 and 2023, there were gross gains of $3 million and $1 million, respectively, and gross losses of $26 million and $28 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$597.5	$7.5	$42.3

2023
Debt Securities	$496.9	$2.4	$53.6

The amortized cost of available-for-sale debt securities was $632.3 million as of September 30, 2024 and $548.1 million as of December 31, 2023.  As of September 30, 2024, the available-for-sale debt securities had an average coupon rate of approximately 3.09%, an average duration of approximately 6.45 years, and an average maturity of approximately 8.47 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2024 on equity securities still held as of September 30, 2024 were $50.7 million and $156.3 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$17.5	$0.2	$22.5	$0.4
More than 12 months	376.5	42.1	403.4	53.2
Total	$394.0	$42.3	$425.9	$53.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$42.5	$45.3
1 year - 5 years	156.2	132.2
5 years - 10 years	248.5	205.7
10 years - 15 years	38.4	39.9
15 years - 20 years	63.8	49.6
20 years+	48.1	24.2
Total	$597.5	$496.9

During the three months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $4.2 million and $1.8 million, respectively.  During the three months ended September 30, 2024 and 2023, there were no gross gains in either period and gross losses of $0.3 million and $0.1 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $22.1 million and $18.4 million, respectively.  During the nine months ended September 30, 2024, there were gross gains of $0.1 million and gross losses of $1.2 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the nine months ended September 30, 2023, there were no gross gains and gross losses of $1.8 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$877.6	$16.6	$25.0

2023
Debt Securities	$788.1	$11.7	$37.4

The amortized cost of available-for-sale debt securities was $886 million as of September 30, 2024 and $813.9 million as of December 31, 2023.  As of September 30, 2024, the available-for-sale debt securities had an average coupon rate of approximately 4.16%, an average duration of approximately 6.51 years, and an average maturity of approximately 13.10 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2024 on equity securities still held as of September 30, 2024 were $86.1 million and $251.5 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements
500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$48.1	$0.1	$69.8	$0.9
More than 12 months	299.6	24.9	356.1	36.5
Total	$347.7	$25.0	$425.9	$37.4

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$7.1	$31.4
1 year - 5 years	215.0	181.6
5 years - 10 years	199.3	170.0
10 years - 15 years	86.1	70.2
15 years - 20 years	95.3	90.2
20 years+	274.8	244.7
Total	$877.6	$788.1

During the three months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale securities amounted to $51.9 million and $148.1 million, respectively.  During the three months ended September 30, 2024, there were gross gains of $0.5 million and gross losses of $1.5 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2023, there were no gross gains and gross losses of $8.6 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale securities amounted to $162.8 million and $280.7 million, respectively.  During the nine months ended September 30, 2024 and 2023, there were gross gains of $0.7 million and $0.5 million, respectively, and gross losses of $9.2 million and $17.6 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2024
Debt Securities	$575.9	$12.3	$26.6

2023
Debt Securities	$485.2	$4.5	$42.5

The amortized cost of available-for-sale debt securities was $590.1 million as of September 30, 2024 and $523.2 million as of December 31, 2023.  As of September 30, 2024, the available-for-sale debt securities had an average coupon rate of approximately 3.56%, an average duration of approximately 6.41 years, and an average maturity of approximately 9.83 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2024 on equity securities still held as of September 30, 2024 were $48.3 million and $141.6 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$39.9	$0.2	$42.1	$4.5
More than 12 months	194.8	26.4	239.1	38.0
Total	$234.7	$26.6	$281.2	$42.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2024 and December 31, 2023 were as follows:

	2024	2023
	(In Millions)
Less than 1 year	$2.7	$5.3
1 year - 5 years	255.6	203.4
5 years - 10 years	156.4	128.6
10 years - 15 years	13.1	10.7
15 years - 20 years	49.9	38.8
20 years+	98.2	98.4
Total	$575.9	$485.2

During the three months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $117.3 million and $76.2 million, respectively.  During the three months ended September 30, 2024, there were gross gains of $2.2 million and gross losses of $3.3 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2023, there were no gross gains and gross losses of $2.7 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2024 and 2023, proceeds from the dispositions of available-for-sale debt securities amounted to $318.8 million and $187.3 million, respectively.  During the nine months ended September 30, 2024, there were gross gains of $2.4 million and gross losses of $15.2 million related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings. During the nine months ended September 30, 2023, there were no gross gains and gross losses of $9.1 million, respectively, related to available-for-sale debt securities reclassified out of other regulatory liabilities/assets into earnings.

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

2016-2018 IRS Audit

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

State Income Tax Audits

In the third quarter 2024, Entergy and the Arkansas Department of Finance and Administration resolved the terms of the Arkansas Department of Finance and Administration’s outstanding tax assessments related to the examination of the 2014 through 2018 tax years. The agreement resulted in a payment of tax of approximately $8 million by Entergy. As a result of the income tax audit adjustments and the reversal of a provision for uncertain tax positions, Entergy Arkansas recorded a net reduction in income tax expense of approximately $18 million, which was offset by approximately $9 million of income tax expense recorded by other Entergy subsidiaries, resulting in a net reduction in income tax expense for Entergy of $9 million.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of September 30, 2024 and December 31, 2023, the primary asset held by the storm trust I was $2.9 billion and $3 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $30.4 million as of September 30, 2024 and $30.5 million as of December 31, 2023.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of September 30, 2024 and December 31, 2023, the primary asset held by the storm trust II was $1.4 billion and $1.5 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $15.1 million as of September 30, 2024 and $14.6 million as of December 31, 2023.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $17.2 million in each of the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of September 30, 2024, AR Searcy Partnership, LLC

Entergy Corporation and Subsidiaries
Notes to Financial Statements
recorded assets equal to $131.6 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $112.8 million. As of December 31, 2023, AR Searcy Partnership, LLC recorded assets equal to $134 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $111.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of September 30, 2024, MS Sunflower Partnership, LLC recorded assets equal to $165.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $131.9 million. As of December 31, 2023, MS Sunflower Partnership, LLC recorded assets equal to $163.2 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $128.4 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Utility:
Residential	$1,468,705	$1,602,496
Commercial	855,823	884,585
Industrial	870,576	797,982
Governmental	71,482	73,846
Total billed retail	3,266,586	3,358,909

Sales for resale (a)	69,288	86,505
Other electric revenues (b)	(11,217)	66,211
Revenues from contracts with customers	3,324,657	3,511,625
Other Utility revenues (c)	13,163	15,310
Electric revenues	3,337,820	3,526,935

Natural gas revenues	32,318	32,305

Other revenues (d)	18,962	36,282

Total operating revenues	$3,389,100	$3,595,522

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Utility:
Residential	$3,548,881	$3,595,378
Commercial	2,260,956	2,291,673
Industrial	2,412,254	2,411,882
Governmental	202,655	204,999
Total billed retail	8,424,746	8,503,932

Sales for resale (a)	202,871	262,714
Other electric revenues (b)	282,631	358,000
Revenues from contracts with customers	8,910,248	9,124,646
Other Utility revenues (c)	40,125	70,942
Electric revenues	8,950,373	9,195,588

Natural gas revenues	133,342	130,389

Other revenues (d)	53,633	96,630

Total operating revenues	$9,137,348	$9,422,607

The Utility operating companies’ total revenues for the three months ended September 30, 2024 and 2023 were as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$325,128	$514,131	$227,867	$106,079	$295,500
Commercial	169,242	319,065	170,093	64,957	132,466
Industrial	183,636	475,890	52,802	8,148	150,100
Governmental	5,117	21,868	15,495	21,763	7,239
Total billed retail	683,123	1,330,954	466,257	200,947	585,305
Sales for resale (a)	48,078	86,563	25,995	8,627	6,189
Other electric revenues (b)	(71,403)	40,413	13,362	2,273	5,480
Revenues from contracts with customers	659,798	1,457,930	505,614	211,847	596,974
Other revenues (c)	2,350	6,697	2,557	1,816	24
Electric revenues	662,148	1,464,627	508,171	213,663	596,998
Natural gas revenues	—	13,466	—	18,852	—
Total operating revenues	$662,148	$1,478,093	$508,171	$232,515	$596,998

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$346,454	$547,485	$257,241	$120,311	$331,005
Commercial	183,352	313,112	184,164	69,927	134,030
Industrial	194,284	393,172	58,253	9,163	143,110
Governmental	5,895	20,936	17,226	22,358	7,431
Total billed retail	729,985	1,274,705	516,884	221,759	615,576
Sales for resale (a)	73,081	95,257	17,403	13,007	3,426
Other electric revenues (b)	25,922	43,094	2,086	(1,474)	(2,074)
Revenues from contracts with customers	828,988	1,413,056	536,373	233,292	616,928
Other revenues (c)	2,671	8,542	2,442	1,988	(333)
Electric revenues	831,659	1,421,598	538,815	235,280	616,595
Natural gas revenues	—	13,269	—	19,036	—
Total operating revenues	$831,659	$1,434,867	$538,815	$254,316	$616,595

The Utility operating companies’ total revenues for the nine months ended September 30, 2024 and 2023 were as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$805,702	$1,213,133	$569,533	$245,598	$714,915
Commercial	443,499	841,630	444,584	175,542	355,701
Industrial	471,829	1,355,907	148,409	22,727	413,382
Governmental	14,250	64,912	42,886	59,284	21,323
Total billed retail	1,735,280	3,475,582	1,205,412	503,151	1,505,321
Sales for resale (a)	130,885	250,114	95,188	29,702	11,111
Other electric revenues (b)	19,672	153,028	57,878	11,865	44,215
Revenues from contracts with customers	1,885,837	3,878,724	1,358,478	544,718	1,560,647
Other revenues (c)	7,154	20,140	7,443	4,550	(81)
Electric revenues	1,892,991	3,898,864	1,365,921	549,268	1,560,566
Natural gas revenues	—	57,793	—	75,549	—
Total operating revenues	$1,892,991	$3,956,657	$1,365,921	$624,817	$1,560,566

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$790,760	$1,242,378	$589,630	$252,412	$720,198
Commercial	445,279	844,655	460,836	180,091	360,812
Industrial	479,337	1,310,121	164,406	24,138	433,880
Governmental	15,500	63,417	46,080	58,052	21,950
Total billed retail	1,730,876	3,460,571	1,260,952	514,693	1,536,840
Sales for resale (a)	187,365	258,741	82,219	48,992	7,857
Other electric revenues (b)	105,446	161,033	45,926	4,611	45,011
Revenues from contracts with customers	2,023,687	3,880,345	1,389,097	568,296	1,589,708
Other revenues (c)	7,068	52,914	7,276	4,895	(1,177)
Electric revenues	2,030,755	3,933,259	1,396,373	573,191	1,588,531
Natural gas revenues	—	52,428	—	77,961	—
Total operating revenues	2,030,755	3,985,687	1,396,373	651,152	1,588,531

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the nine months ended September 30, 2024 and 2023.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2023	$25.9	$7.2	$6.1	$3.3	$7.8	$1.5
Provisions	28.0	5.5	10.4	4.0	3.4	4.7
Write-offs	(58.4)	(14.4)	(19.2)	(9.5)	(8.6)	(6.7)
Recoveries	26.6	6.8	8.4	4.9	4.3	2.2
Balance as of September 30, 2024	$22.1	$5.1	$5.7	$2.7	$6.9	$1.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	29.3	5.4	12.2	3.8	3.6	4.3
Write-offs	(64.9)	(16.5)	(25.9)	(5.7)	(8.6)	(8.2)
Recoveries	32.5	10.2	13.7	2.4	2.3	3.9
Balance as of September 30, 2023	$27.8	$5.6	$7.6	$3.0	$9.2	$2.4

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

In first quarter 2024, Entergy Mississippi recorded an asset retirement obligation to reflect decommissioning costs related to an obligation under the Sunflower Solar facility’s land lease agreements to remove the electrical system and return the land to its normal condition. This estimate resulted in the establishment of a $10 million decommissioning cost liability, along with the establishment of a related asset retirement cost asset that will be depreciated over the remaining initial lease term. See Note 14 to the financial statements in the Form 10-K for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
units. Entergy will continue to update the asset retirement obligation as the requirements of the revised CCR rule are clarified.

In third quarter 2024, Entergy Arkansas recorded asset retirement obligations to reflect decommissioning costs related to obligations to remove the electrical systems and return the land to its normal condition under the respective land lease agreements for the Walnut Bend Solar facility and the Driver Solar facility. This estimate resulted in the establishment of a decommissioning cost liability of $14.1 million for the Walnut Bend Solar facility and of $40.1 million for the Driver Solar facility, along with the establishment of related asset retirement cost assets that will be depreciated over the remaining initial lease terms, respectively. See Note 14 to the financial statements herein for discussion of Entergy Arkansas’s purchase of the Walnut Bend Solar facility and the Driver Solar facility.

In third quarter 2024, Entergy Louisiana and its partners in the Nelson Industrial Steam Company (NISCO) partnership entered into an agreement related to the wind up of the partnership, which resulted in the transfer of ownership of the non-operating facilities to Entergy Louisiana. As a result of the agreement, Entergy Louisiana recognized an asset retirement obligation of $19.4 million associated with the ash landfill area. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for additional discussion of the NISCO partnership.

NOTE 14.  ACQUISITIONS (Entergy Corporation and Entergy Arkansas)

Acquisitions

Walnut Bend Solar

In June 2020, Entergy Arkansas signed a build-own-transfer agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Walnut Bend Solar facility, to be sited on approximately 1,000 acres in Lee County, Arkansas. Acquisition of the Walnut Bend Solar facility was initially approved by the APSC in July 2021. The agreement was amended by the parties in February 2023, and the revised agreement was approved by the APSC in July 2023. In February 2024, Entergy Arkansas made an initial payment of approximately $170 million to acquire the facility. Substantial completion was achieved and commercial operation commenced in September 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $16 million for acquisition of the facility.

West Memphis Solar

In September 2020, Entergy Arkansas signed a build-own-transfer agreement for the purchase of an approximately 180 MW to-be-constructed solar photovoltaic energy facility, West Memphis Solar facility, to be sited on approximately 1,500 acres in Crittenden County, Arkansas. Acquisition of the West Memphis Solar facility was initially approved by the APSC in October 2021. In March 2022 the counterparty to the build-own-transfer agreement notified Entergy Arkansas that it was seeking changes to certain terms of the agreement, including both cost and schedule. Entergy Arkansas filed a supplemental application with the APSC in January 2023 for a change in the transmission route and updates to the cost and schedule, which was approved by the APSC in March 2023. In August 2024, Entergy Arkansas made an initial payment of approximately $48 million to acquire the facility. The project will commence commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas expects the project to commence commercial operation in November 2024, at which time a substantial completion payment of approximately $200 million is expected.

Driver Solar

In August 2022, Entergy Arkansas signed a build-own-transfer agreement for the purchase of an approximately 250 MW to-be-constructed solar photovoltaic energy facility, Driver Solar facility, to be sited near

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Osceola, Arkansas. Acquisition of the Driver Solar facility was approved by the APSC in August 2022. In August 2024, Entergy Arkansas made an initial payment of approximately $308 million to acquire the facility. The project will commence commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas currently expects the project to commence commercial operation by the end of 2024, at which time a substantial completion payment of approximately $100 million is expected.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2024, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2024 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2024 Compared to Third Quarter 2023

Net income increased $86.6 million primarily due to write-offs in third quarter 2023 of $78.4 million ($58.8 million net-of-tax) recorded as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. Also contributing to the increase were higher retail electric price, an $18.3 million reduction in income tax expense as a result of the resolution of an Arkansas state income tax audit, and higher other income, partially offset by lower volume/weather. See Note 8 to the financial statements in the Form 10-K for discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery. See Note 10 to the financial statements herein for discussion of the resolution of the Arkansas state income tax audit.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net income increased $23.3 million primarily due to write-offs in third quarter 2023 of $78.4 million ($58.8 million net-of-tax) recorded as a result of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. Also contributing to the increase were higher retail electric price, higher other income, and higher volume/weather. The increase was partially offset by a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024 and higher interest expense. See Note 8 to the financial statements in the Form 10-K for discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding.

Operating Revenues

Third Quarter 2024 Compared to Third Quarter 2023

Following is an analysis of the change in operating revenues comparing the third quarter 2024 to the third quarter 2023:

Amount
(In Millions)
2023 operating revenues	$831.7
Fuel, rider, and other revenues that do not significantly affect net income	(82.7)
Retail one-time bill credit	(92.3)
Volume/weather	(16.2)
Retail electric price	21.6
2024 operating revenues	$662.1

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy Arkansas previously recorded a regulatory liability for the effects of the System Energy settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of the Grand Gulf credit rider.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in weather-adjusted residential usage. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the 2023 formula rate plan filing.

Total electric energy sales for Entergy Arkansas for the three months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	2,243	2,336	(4)
Commercial	1,650	1,680	(2)
Industrial	2,682	2,530	6
Governmental	54	60	(10)
Total retail	6,629	6,606	—
Sales for resale:
Associated companies	577	607	(5)
Non-associated companies	1,343	1,792	(25)
Total	8,549	9,005	(5)

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Amount
(In Millions)
2023 operating revenues	$2,030.8
Fuel, rider, and other revenues that do not significantly affect net income	(114.6)
Retail one-time bill credit	(92.3)
Volume/weather	12.5
Retail electric price	56.6
2024 operating revenues	$1,893.0

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy Arkansas previously recorded a regulatory liability for the effects of the System Energy settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of the Grand Gulf credit rider.

The volume/weather variance is primarily due to the effect of an increase in residential and industrial usage. The increase in residential usage is primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily new customers in the technology industry, and an increase in demand from small industrial customers.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the 2023 formula rate plan filing.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	6,018	5,905	2
Commercial	4,330	4,293	1
Industrial	7,466	6,806	10
Governmental	141	156	(10)
Total retail	17,955	17,160	5
Sales for resale:
Associated companies	1,562	1,683	(7)
Non-associated companies	3,292	4,171	(21)
Total	22,809	23,014	(1)

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Third Quarter 2024 Compared to Third Quarter 2023

Asset write-offs includes the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes the reversal in third quarter 2024 of a $92.3 million regulatory liability recognized for the obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of the Grand Gulf credit rider.

Other income increased primarily due to higher interest earned on money pool investments and a decrease of $5.5 million in non-service pension costs primarily as a result of pension settlement charges recorded in third quarter 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to the issuances of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024, and the issuance of $300 million of 5.30%

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Series mortgage bonds in August 2023. The increase was partially offset by the repayment of $375 million of 3.70% Series mortgage bonds in June 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

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
•an increase of $8.9 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•an increase of $6.9 million in contract costs related to operational performance, customer service, and organizational health initiatives.

The increase was partially offset by a decrease of $4.9 million in non-nuclear generation expenses primarily due to a lower scope of work during plant outages performed in 2024 as compared to 2023 and a decrease of $5.4 million in nuclear generation expenses primarily due to lower nuclear labor costs in 2024 as compared to 2023.

Asset write-offs includes:

•a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding; and
•the effects of a commitment, made in October 2023, by Entergy Arkansas to the APSC to make a filing seeking to forgo recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident, Entergy Arkansas’s October 2023 commitment to the APSC, and the subsequently approved motion to forgo recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes the reversal in third quarter 2024 of a $92.3 million regulatory liability recognized for the obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein for discussion of the Grand Gulf credit rider. Additionally, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in first quarter 2024;
•a decrease of $12.1 million in non-service pension costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•higher interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $300 million of 5.30% Series mortgage bonds in August 2023 and the issuances of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024. The increase was partially offset by the repayment of $375 million of 3.70% Series mortgage bonds in June 2024 and the repayment of $250 million of 3.05% Series mortgage bonds in June 2023.

Income Taxes

The effective income tax rate was 16.2% for the third quarter 2024. The difference in the effective income tax rate for the third quarter 2024 versus the federal statutory rate of 21% was primarily due to the resolution of an Arkansas state income tax audit, partially offset by the accrual for state income taxes and the amortization of accumulated deferred income taxes as a result of tax rate changes. See Note 10 to the financial statements herein for discussion of the resolution of the Arkansas state income tax audit.

The effective income tax rate was 18.7% for the nine months ended September 30, 2024. The difference in the effective income tax rate for the nine months ended September 30, 2024 versus the federal statutory rate of 21% was primarily due to the resolution of an Arkansas state income tax audit, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes and the amortization of accumulated deferred income taxes as a result of tax rate changes. See Note 10 to the financial statements herein for discussion of the resolution of the Arkansas state income tax audit.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,632	$5,278

Net cash provided by (used in):
Operating activities	836,755	762,386
Investing activities	(1,252,242)	(822,851)
Financing activities	1,052,038	168,586
Net increase in cash and cash equivalents	636,551	108,121

Cash and cash equivalents at end of period	$640,183	$113,399

Operating Activities

Net cash flow provided by operating activities increased $74.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•lower fuel and purchased power payments;
•the timing of payments to vendors;
•a decrease of $23.2 million in storm spending in 2024 as compared to 2023;
•a decrease of $20.9 million in pension contributions resulting from the timing of contributions in 2024 compared to 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•a decrease of $8 million in spending on nuclear refueling outages in 2024 as compared to 2023; and
•the receipt of $92.7 million in settlement proceeds in 2024 as a result of the System Energy settlement with the APSC, which was subsequently refunded to retail customers in third quarter 2024 with one-time bill credits through the Grand Gulf credit rider. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement agreement with the APSC and see Note 2 to the financial statements herein for discussion of the Grand Gulf credit rider.

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
•an increase of $24.7 million in interest paid; and
•$23.2 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $429.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•the initial payment of approximately $307.7 million in August 2024 for the purchase of the Driver Solar facility;
•the initial and substantial completion payments totaling approximately $185.5 million in 2024 for the purchase of the Walnut Bend Solar facility;
•the initial payment of approximately $48.4 million in August 2024 for the purchase of the West Memphis Solar facility;
•money pool activity;
•an increase in cash used of $28 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•$17.9 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously recorded as plant. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•a decrease of $151.6 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024;
•a decrease of $34.4 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024; and
•a decrease of $16.7 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2024.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $65.8 million for the nine months ended September 30, 2024 compared to increasing by $11.1 million for the nine months ended September 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 14 to the financial statements herein for discussion of the Driver Solar facility, the Walnut Bend Solar facility, and the West Memphis Solar facility purchases.

Financing Activities

Net cash flow provided by financing activities increased $883.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•the issuances of $400 million of 5.45% Series mortgage bonds and $400 million of 5.75% Series mortgage bonds, each in May 2024;
•capital contributions of approximately $695 million received from Entergy Corporation in 2024 in anticipation of upcoming expenditures, which included the acquisitions of the Walnut Bend Solar facility, the Driver Solar facility, and the West Memphis Solar facility;
•the repayment, at maturity, of $250 million of 3.05% Series mortgage bonds in June 2023;
•$142 million in common equity distributions paid in 2023 in order to maintain Entergy Arkansas’s capital structure;

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024;
•money pool activity; and
•an increase of $33.1 million in prepaid deposits related to contributions-in-aid-of-construction primarily for customer and generator interconnection agreements.

The increase was partially offset by:

•the issuance of $425 million of 5.15% Series mortgage bonds in January 2023;
•the repayment, at maturity, of $375 million of 3.70% Series mortgage bonds in June 2024;
•the issuance of $300 million of 5.30% Series mortgage bonds in August 2023; and
•net repayments of $31.7 million in 2024 compared to net borrowings of $10.6 million in 2023 on the nuclear fuel company variable interest entity’s credit facility.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $145.4 million for the nine months ended September 30, 2024 compared to decreasing by $180.8 million for the nine months ended September 30, 2023.

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

	September 30, 2024	December 31, 2023
Debt to capital	52.3%	55.5%
Effect of subtracting cash	(3.3%)	—%
Net debt to net capital (non-GAAP)	49.0%	55.5%

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Entergy Arkansas is developing its capital investment plan for 2025 through 2027 and currently anticipates making $2.5 billion in capital investments during that period. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Arkansas’s portfolio; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
(In Thousands)
$65,835	($145,385)	$11,104	($180,795)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2029. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2024, $11.9 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of September 30, 2024, there were $38.5 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

Renewables

Walnut Bend Solar

As discussed in the Form 10-K, in October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar facility pursuant to a build-own-transfer agreement is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. Acquisition of the Walnut Bend Solar facility was initially approved by the APSC in July 2021. The agreement was amended by the parties in February 2023, and the revised agreement was approved by the APSC in July 2023. In February 2024, Entergy Arkansas made an initial payment of approximately $169.7 million to acquire the facility. Substantial completion was achieved and commercial operation commenced in September 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $15.8 million for acquisition of the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
facility. See Note 14 to the financial statements herein and in the Form 10-K for discussion of the purchase of the Walnut Bend Solar facility.

West Memphis Solar

As discussed in the Form 10-K, in January 2021, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 180 MW West Memphis Solar facility pursuant to a build-own-transfer agreement is in the public interest. In September 2020, Entergy Arkansas signed an agreement for the purchase of the West Memphis Solar facility, to be sited on approximately 1,500 acres in Crittenden County, Arkansas. Acquisition of the West Memphis Solar facility was initially approved by the APSC in October 2021. In March 2022 the counterparty to the build-own-transfer agreement notified Entergy Arkansas that it was seeking changes to certain terms of the agreement, including both cost and schedule. Entergy Arkansas filed a supplemental application with the APSC in January 2023 for a change in the transmission route and updates to the cost and schedule, which was approved by the APSC in March 2023. In August 2024, Entergy Arkansas made an initial payment of approximately $48.4 million to acquire the facility. The project will commence commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas expects the project to commence commercial operation in November 2024, at which time a substantial completion payment of approximately $200 million is expected. See Note 14 to the financial statements herein for discussion of the purchase of the West Memphis Solar facility.

Driver Solar

As discussed in the Form 10-K, in April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility pursuant to a build-own-transfer agreement is in the public interest and requested cost recovery through the formula rate plan rider. In August 2022 the APSC granted Entergy Arkansas’s petition and approved the acquisition of Driver Solar and cost recovery through the formula rate plan rider. In August 2024, Entergy Arkansas made an initial payment of approximately $307.7 million to acquire the facility. The project will commence commercial operation once testing is completed and the project has achieved substantial completion. Entergy Arkansas currently expects the project to commence commercial operation by the end of 2024, at which time a substantial completion payment of approximately $100 million is expected. See Note 14 to the financial statements herein for discussion of the purchase of the Driver Solar facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment is $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. The APSC general staff and intervenors filed their errors and objections in October 2024, proposing

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
certain adjustments, including the APSC general staff’s update to annual filing year revenues that increases the constraint to $86.8 million. Entergy Arkansas filed its rebuttal in October 2024, and later in October 2024 the parties submitted a joint issues list and stipulations setting forth the disputed issues and the noncontested issues. A hearing is scheduled for November 2024.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement. In July 2024 the APSC approved the tariff, under which Entergy Arkansas will refund to retail customers a total of $100.6 million. To date, Entergy Arkansas has refunded $92.3 million of the total through one-time bill credits during the August 2024 billing cycle.

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

Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s denial of recovery of $135 million of payments to other Utility operating companies in December 2018 relating to off-system sales of electricity from 2002-2009, as ordered by the FERC. The complaint also involved a challenge to the $13.7 million, plus interest, of related refunds ordered by the APSC and paid by Entergy Arkansas in August 2020. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth Circuit to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of Appeals for the Eighth Circuit granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth Circuit affirmed the order of the court denying Arkansas Electric Energy Consumers, Inc.’s motion to intervene.

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. Briefing to the United States Court of Appeals for the Eighth Circuit concluded in July 2024 and oral arguments concluded in September 2024. The appeal is pending with the United States Court of Appeals for the Eighth Circuit. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024.

Entergy Arkansas, LLC and Subsidiaries
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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$662,148	$831,659	$1,892,991	$2,030,755

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	74,310	156,778	233,505	372,637
Purchased power	64,308	74,837	172,230	197,236
Nuclear refueling outage expenses	12,482	14,772	40,671	45,617
Other operation and maintenance	193,007	196,408	545,883	531,271
Asset write-offs	—	78,434	131,775	78,434
Decommissioning	23,366	21,989	68,845	65,006
Taxes other than income taxes	40,600	40,157	111,214	107,251
Depreciation and amortization	106,004	101,957	312,961	298,105
Other regulatory charges (credits) - net	(109,305)	(26,380)	(81,620)	(66,409)
TOTAL	404,772	658,952	1,535,464	1,629,148

OPERATING INCOME	257,376	172,707	357,527	401,607

OTHER INCOME
Allowance for equity funds used during construction	8,052	5,579	19,446	15,822
Interest and investment income	16,983	4,627	94,924	17,833
Miscellaneous - net	(7,493)	(8,030)	(13,873)	(16,370)
TOTAL	17,542	2,176	100,497	17,285

INTEREST EXPENSE
Interest expense	57,214	47,648	161,358	139,053
Allowance for borrowed funds used during construction	(3,928)	(2,241)	(9,491)	(6,355)
TOTAL	53,286	45,407	151,867	132,698

INCOME BEFORE INCOME TAXES	221,632	129,476	306,157	286,194

Income taxes	35,862	30,307	57,308	60,681

NET INCOME	185,770	99,169	248,849	225,513

Net loss attributable to noncontrolling interest	(957)	(791)	(3,600)	(3,426)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$186,727	$99,960	$252,449	$228,939

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$248,849	$225,513
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	436,279	413,018
Deferred income taxes, investment tax credits, and non-current taxes accrued	69,609	59,931
Asset write-offs	131,775	78,434
Changes in assets and liabilities:
Receivables	76,233	(45,742)
Fuel inventory	19,675	8,001
Accounts payable	(24,338)	(71,533)
Taxes accrued	14,976	15,033
Interest accrued	33,080	35,534
Deferred fuel costs	(16,795)	165,982
Other working capital accounts	(24,630)	(12,517)
Provisions for estimated losses	9,981	(24,356)
Regulatory assets	177,319	(455)
Other regulatory liabilities	70,199	68,475
Pension and other postretirement funded status	(40,943)	(55,944)
Other assets and liabilities	(344,514)	(96,988)
Net cash flow provided by operating activities	836,755	762,386
INVESTING ACTIVITIES
Construction expenditures	(566,117)	(768,243)
Allowance for equity funds used during construction	19,446	15,822
Payment for purchase of plant	(541,618)	—
Nuclear fuel purchases	(122,065)	(93,775)
Proceeds from sale of nuclear fuel	33,213	32,880
Proceeds from nuclear decommissioning trust fund sales	482,594	87,878
Investment in nuclear decommissioning trust funds	(491,890)	(104,348)
Changes in money pool receivable - net	(65,835)	(11,104)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	17,933
Decrease in other investments	30	106
Net cash flow used in investing activities	(1,252,242)	(822,851)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,088,957	991,606
Retirement of long-term debt	(635,916)	(515,615)
Capital contributions from parent	695,000	—
Changes in money pool payable - net	(145,385)	(180,795)
Common equity distributions paid	—	(142,000)
Other	49,382	15,390
Net cash flow provided by financing activities	1,052,038	168,586

Net increase in cash and cash equivalents	636,551	108,121
Cash and cash equivalents at beginning of period	3,632	5,278
Cash and cash equivalents at end of period	$640,183	$113,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$126,356	$101,616
Income taxes	$1,569	$—
Noncash investing activities:
Accrued construction expenditures	$46,231	$61,957

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$7,247	$520
Temporary cash investments	632,936	3,112
Total cash and cash equivalents	640,183	3,632
Accounts receivable:
Customer	179,557	157,520
Allowance for doubtful accounts	(5,069)	(7,182)
Associated companies	105,216	124,672
Other	67,388	89,532
Accrued unbilled revenues	124,171	117,119
Total accounts receivable	471,263	481,661
Fuel inventory - at average cost	37,820	57,495
Materials and supplies - at average cost	404,995	358,302
Deferred nuclear refueling outage costs	36,320	35,463
Prepayments and other	40,231	40,866
TOTAL	1,630,812	977,419

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,601,796	1,414,009
Other	798	801
TOTAL	1,602,594	1,414,810

UTILITY PLANT
Electric	15,540,379	14,821,814
Construction work in progress	717,530	340,601
Nuclear fuel	238,710	213,722
TOTAL UTILITY PLANT	16,496,619	15,376,137
Less - accumulated depreciation and amortization	6,225,012	6,002,203
UTILITY PLANT - NET	10,271,607	9,373,934

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,708,042	1,885,361
Other	151,548	21,334
TOTAL	1,859,590	1,906,695

TOTAL ASSETS	$15,364,603	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$375,000
Accounts payable:
Associated companies	58,479	225,344
Other	209,175	215,502
Customer deposits	126,165	113,186
Taxes accrued	120,127	105,151
Interest accrued	68,450	35,370
Deferred fuel costs	71,487	88,282
Other	67,165	55,683
TOTAL	721,048	1,213,518

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,475,800	1,437,053
Accumulated deferred investment tax credits	26,369	27,270
Regulatory liability for income taxes - net	417,942	392,496
Other regulatory liabilities	803,934	759,181
Decommissioning	1,703,370	1,560,057
Accumulated provisions	68,940	58,959
Pension and other postretirement liabilities	91,547	8,901
Long-term debt	5,135,751	4,298,080
Other	216,113	156,673
TOTAL	9,939,766	8,698,670

Commitments and Contingencies

EQUITY
Member's equity	4,686,520	3,739,071
Noncontrolling interest	17,269	21,599
TOTAL	4,703,789	3,760,670

TOTAL LIABILITIES AND EQUITY	$15,364,603	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815

Net income (loss)	(1,629)	61,026	59,397
Common equity distributions	—	(80,000)	(80,000)
Distributions to noncontrolling interest	(104)	—	(104)
Balance at March 31, 2023	26,092	3,735,016	3,761,108

Net income (loss)	(1,006)	67,954	66,948
Common equity distributions	—	(9,000)	(9,000)
Distributions to noncontrolling interest	(113)	—	(113)
Balance at June 30, 2023	24,973	3,793,970	3,818,943

Net income (loss)	(791)	99,960	99,169
Common equity distributions	—	(53,000)	(53,000)
Distributions to noncontrolling interest	(507)	—	(507)
Balance at September 30, 2023	$23,675	$3,840,930	$3,864,605

Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670

Net loss	(1,818)	(30,462)	(32,280)
Capital contribution from parent	—	275,000	275,000
Distributions to noncontrolling interest	(250)	—	(250)
Balance at March 31, 2024	19,531	3,983,609	4,003,140

Net income (loss)	(825)	96,184	95,359
Capital contribution from parent	—	420,000	420,000
Distributions to noncontrolling interest	(31)	—	(31)
Balance at June 30, 2024	18,675	4,499,793	4,518,468

Net income (loss)	(957)	186,727	185,770
Distributions to noncontrolling interest	(449)	—	(449)
Balance at September 30, 2024	$17,269	$4,686,520	$4,703,789

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2024 Compared to Third Quarter 2023

Net income decreased $9.5 million primarily due to lower volume/weather, partially offset by lower other operation and maintenance expenses and higher retail electric price.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net income decreased $203 million primarily due to expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. Also contributing to the decrease were the net effects of Entergy Louisiana’s storm cost securitization in March 2023, including a $133.4 million reduction in income tax expense, partially offset by a $103.4 million ($76.4 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding, higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher interest expense. The decrease was partially offset by higher other income and higher retail electric price. See Note 2 to the financial statements herein for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2023 storm cost securitization.

Operating Revenues

Third Quarter 2024 Compared to Third Quarter 2023

Following is an analysis of the change in operating revenues comparing the third quarter 2024 to the third quarter 2023:

Amount
(In Millions)
2023 operating revenues	$1,434.9
Fuel, rider, and other revenues that do not significantly affect net income	70.3
Retail electric price	19.9
Volume/weather	(47.0)
2024 operating revenues	$1,478.1

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The retail electric price variance is primarily due to increases in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023 and September 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the formula rate plan proceedings.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and a decrease in weather-adjusted residential usage, partially offset by an increase in industrial usage. The decrease in weather-adjusted residential usage is primarily due to the effects of Hurricane Francine in the third quarter 2024. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining and chlor-alkali industries.

Total electric energy sales for Entergy Louisiana for the three months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	4,586	5,049	(9)
Commercial	3,295	3,395	(3)
Industrial	9,201	8,016	15
Governmental	214	216	(1)
Total retail	17,296	16,676	4
Sales for resale:
Associated companies	1,582	1,584	—
Non-associated companies	531	435	22
Total	19,409	18,695	4

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Amount
(In Millions)
2023 operating revenues	$3,985.7
Fuel, rider, and other revenues that do not significantly affect net income	(25.5)
Storm restoration carrying costs	(30.6)
Volume/weather	(13.3)
Retail electric price	40.4
2024 operating revenues	$3,956.7

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

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and a decrease in weather-adjusted residential and commercial usage, partially offset by an increase in industrial usage. The decrease in weather-adjusted residential and commercial usage is primarily due to the effects of Hurricane Francine in the third quarter 2024. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining industry.

The retail electric price variance is primarily due to increases in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023 and September 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the formula rate plan proceedings.

Total electric energy sales for Entergy Louisiana for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	11,094	11,428	(3)
Commercial	8,550	8,643	(1)
Industrial	25,669	23,862	8
Governmental	631	617	2
Total retail	45,944	44,550	3
Sales for resale:
Associated companies	4,322	3,250	33
Non-associated companies	1,307	1,123	16
Total	51,573	48,923	5

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Third Quarter 2024 Compared to Third Quarter 2023

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $5.5 million in power delivery expenses primarily due to the timing of vegetation maintenance costs;
•a decrease of $4.6 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•a decrease of $4.5 million in compensation and benefits costs primarily due to lower incentive-based compensation accruals in 2024 as compared to 2023; and
•a decrease of $4.2 million in nuclear generation expenses primarily due to a lower scope of work performed in 2024 as compared to 2023.

The decrease was partially offset by an increase of $3 million in contract costs related to operational performance, customer service, and organizational health initiatives and an increase of $2.5 million in loss provisions.

Entergy Louisiana, LLC and Subsidiaries
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

Other income increased primarily due to:

•a decrease of $10.5 million in non-service pension costs primarily as a result of pension settlement charges recorded in third quarter 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs; and
•changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust fund in third quarter 2024.

Interest expense increased primarily due to the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds, each in March 2024, and the issuance of $700 million of 5.15% Series mortgage bonds in August 2024. The increase was partially offset by:

•the repayment of $325 million of 4.05% Series mortgage bonds in August 2023;
•the repayment of $300 million of 5.59% Series mortgage bonds in December 2023; and
•the repayment of $400 million of 5.40% Series mortgage bonds in April 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Other operation and maintenance expenses increased primarily due to:

•an increase of $10.5 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $9 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023;
•an increase of $5.4 million in loss provisions;
•an increase of $4.2 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs; and
•an increase of $3.9 million in nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2024 as compared to 2023.

The increase was partially offset by a decrease of $6.9 million in power delivery expenses primarily due to the timing of vegetation maintenance costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•regulatory charges of $150.2 million, recorded in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements herein for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement; and
•a regulatory charge of $103.4 million, recorded in first quarter 2023, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued in the Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2023 storm cost securitization.

In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust funds in 2024;
•a decrease of $23.2 million in non-service pension costs primarily as a result of pension settlement charges recorded in third quarter 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs;
•an increase of $17.6 million in affiliated dividend income from affiliated preferred membership interests, related to storm cost securitizations; and
•a $14.6 million charge, recorded in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization.

See Note 2 to the financial statements in the Form 10-K for discussion of the storm cost securitizations.

Interest expense increased primarily due to:

•the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds, each in March 2024;
•the issuance of $700 million of 5.15% Series mortgage bonds in August 2024; and
•a decrease in the allowance for borrowed funds used during construction due to lower construction work in progress in 2024.

The increase was partially offset by:

•the repayment of $325 million of 4.05% Series mortgage bonds in August 2023;
•the repayment of $300 million of 5.59% Series mortgage bonds in December 2023; and
•the repayment of $400 million of 5.40% Series mortgage bonds in April 2024.

Income Taxes

The effective income tax rate was 22.6% for the third quarter 2024. The difference in the effective income tax rate for the third quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes, partially offset by the book and tax differences related to the non-taxable income distributions earned on preferred membership interests and certain book and tax differences related to utility plant items.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The effective income tax rate was 19.6% for the nine months ended September 30, 2024. The difference in the effective income tax rate for the nine months ended September 30, 2024 versus the federal statutory rate of 21% was primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes and the amortization of state accumulated deferred income taxes as a result of tax rate changes.

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

Planned Sale of Gas Distribution Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy Louisiana’s gas distribution business. The following are updates to that discussion.

In July 2024 the LPSC staff issued a report recommending LPSC approval of the application of Delta States Utilities LA, LLC (a Bernhard Capital Partners Management LP affiliate) and Entergy Louisiana and the transaction described therein as being in the public interest and proposing certain conditions. In August 2024 the LPSC issued an order accepting the LPSC staff’s report and recommendation.

As discussed in the Form 10-K, in December 2023, Entergy New Orleans and the buyer of Entergy New Orleans’s gas distribution business filed their joint application with the City Council seeking approval for the proposed transaction. In September 2024 the hearing officer certified the record of the proceeding for City Council consideration. A decision is targeted for first quarter 2025.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,772	$56,613

Net cash provided by (used in):
Operating activities	1,320,416	1,368,788
Investing activities	(881,330)	(2,734,954)
Financing activities	(340,519)	2,102,833
Net increase in cash and cash equivalents	98,567	736,667

Cash and cash equivalents at end of period	$101,339	$793,280

Operating Activities

Net cash flow provided by operating activities decreased $48.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•the timing of payments to vendors;
•lower collections from customers;
•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the refund of $27.8 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the refund and the related proceedings; and
•an increase of $17.6 million in interest paid.

The decrease was partially offset by:

•a decrease of $21.9 million in spending on nuclear refueling outages in 2024 as compared to 2023;
•$21 million received in third quarter 2024 related to the wind up of the NISCO partnership. See Note 1 to the financial statements herein for a discussion of the NISCO partnership; and
•a decrease of $15.2 million in pension contributions resulting from the timing of contributions in 2024 compared to 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $1,853.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•the purchase in 2023 of $1,457.7 million by the storm trust II of preferred membership interests issued by an Entergy affiliate. See Note 2 to the financial statements in the Form 10-K for a discussion of the March 2023 storm cost securitization and the storm trust II’s investment in preferred membership interests;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•a decrease in cash used of $108.2 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $128.7 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024;
•an increase of $70.2 million in redemptions of the preferred membership interests held by the storm trusts in 2024 as compared to 2023, as part of periodic redemptions that are expected to occur, subject to certain conditions, for the preferred membership interests that were issued in connection with the storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm cost securitizations;
•money pool activity;
•a decrease of $19.1 million in non-nuclear generation construction expenditures primarily due to a lower scope of work on projects performed in 2024 as compared to 2023; and
•a decrease of $17.9 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2024.

The decrease was partially offset by an increase of $28.1 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $10.5 million for the nine months ended September 30, 2024 compared to increasing by $79.1 million for the nine months ended September 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities used $340.5 million of cash for the nine months ended September 30, 2024 compared to providing $2,102.8 million of cash for the nine months ended September 30, 2023 primarily due to the following activity:

•proceeds from securitization of $1.5 billion received by the storm trust II in 2023;
•a capital contribution of approximately $1.5 billion in 2023 received indirectly from Entergy Corporation related to the March 2023 storm cost securitization;
•the repayment, prior to maturity, of $1 billion of 0.95% Series mortgage bonds in August 2024;
•the repayment, prior to maturity, of $400 million of 5.40% Series mortgage bonds in April 2024;
•an increase of $346.1 million in common equity distributions paid in 2024 in order to maintain Entergy Louisiana’s capital structure;
•the issuance of $70 million of 5.94% Series J notes by the Entergy Louisiana Waterford variable interest entity in September 2023;
•an increase in net long-term repayments of $24.7 million on the nuclear fuel company variable interest entities’ credit facilities;
•a decrease of $50 million in 2024 in net repayments on Entergy Louisiana’s revolving credit facility;
•money pool activity;
•the repayment, at maturity, of $325 million of 4.05% Series mortgage bonds in September 2023;
•the issuance of $700 million of 5.15% Series mortgage bonds in August 2024; and
•the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds in March 2024.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million for the nine months ended September 30, 2024 compared to decreasing by $226.1 million for the nine months ended September 30, 2023.

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

	September 30, 2024	December 31, 2023
Debt to capital	46.1%	44.9%
Effect of subtracting cash	(0.2%)	0.0%
Net debt to net capital (non-GAAP)	45.9%	44.9%

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

Entergy Louisiana is developing its capital investment plan for 2025 through 2027 and currently anticipates making $12.9 billion in capital investments during that period. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio, as well as to support customer growth, including Bayou Power Station and new generation resources in north Louisiana; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
(In Thousands)
$10,473	($156,166)	$79,136	($226,114)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2029.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2024, $19.7 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027.  As of September 30, 2024, $21.7 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $26.8 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Alternative RFP and Certification

As discussed in the Form 10-K, in March 2023, Entergy Louisiana made the first phase of a bifurcated filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing, which contains the details of the proposal for the alternative competitive procurement process and the information necessary to support certification, was filed in May 2023. In addition to the acquisition of up to 3 GW of solar resources, the filing also seeks approval of a new renewable energy credits-based tariff, Rider Geaux ZERO. In May 2024 the LPSC voted to approve the application, and in June 2024 the LPSC issued an order reflecting that approval. In August 2024, Entergy Louisiana issued the first RFP pursuant to this order in solicitation of solar resources that meet the requirements of the LPSC’s order.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. In its application, Entergy Louisiana noted that the estimated cost of the Bayou Power Station was $411 million, including estimated costs of transmission interconnection and other related costs. In October 2024, Entergy Louisiana filed a motion to suspend the procedural schedule in this proceeding in order to evaluate certain recent developments related to the project including potential changes to the estimated cost of the project. Entergy Louisiana will determine next steps for the project after fully evaluating these developments. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is expected to occur by the end of 2028.

Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new customer facility in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of the first two new generation resources is estimated to be approximately $2,387 million, and these units are expected to achieve commercial operation in 2028. The third new generation resource is currently expected to have an estimated cost similar to the first two new generation resources and is expected to achieve commercial operation in 2029. The cost of the new 500 kV transmission line is estimated to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application requests an LPSC decision by September 2025 in order to support the customer’s schedule for taking electric service for the new facility.

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy Louisiana and Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Francine are currently estimated to be in the range of $185 million to $205 million. Entergy Louisiana is considering all available avenues to recover storm-related costs from Hurricane Francine, including accessing funded storm reserve escrows. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Based on the historic treatment of such costs for similar storm events in the area served by Entergy Louisiana, management believes that recovery of restoration costs is probable. There are well established mechanisms and precedent for addressing these events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs; however, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Nelson Industrial Steam Company

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nelson Industrial Steam Company” in the Form 10-K for information on Entergy Louisiana’s NISCO partnership. The following is an update to that discussion.

In August 2024, Entergy Louisiana and its partners in the NISCO partnership entered into an agreement related to the wind up of the partnership, which resulted in the transfer of ownership of the non-operating facilities to Entergy Louisiana. The transaction was not material to Entergy Louisiana’s results of operations, cash flows, or financial condition.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

As discussed in the Form 10-K, in August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contains a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complies with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service rate case. Entergy Louisiana’s filing supports the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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
•$75.5 million of customer rate credits, as provided for in the System Energy global settlement, to be credited over three years subject to and conditioned upon FERC approval of the System Energy global settlement. See “Complaints Against System Energy – System Energy Settlement with the LPSC” in Note 2 to the financial statements herein for further details of the System Energy global settlement;
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
•an increase in nuclear depreciation rates by $15 million in each of the 2023, 2024, and 2025 test years outside of the formula rate plan bandwidth calculation; and
•for the transmission recovery mechanism and the distribution recovery mechanism, no change to the existing floors, but the caps for both would be $350 million for test year 2023, $375 million for test year 2024, and $400 million for test year 2025. Transmission projects filed with the LPSC will be exempt from the transmission recovery mechanism cap.

The global stipulated settlement agreement was unanimously approved by the LPSC in August 2024 and an order was issued by the LPSC in September 2024 reflecting the approval of the settlement.

Based on the July 2024 agreement in principle, in second quarter 2024 Entergy Louisiana recorded expenses of $151 million ($111 million net-of-tax) primarily consisting of regulatory charges to reflect the effects of the agreement in principle.

2023 Formula Rate Plan Filing

In August 2024, pursuant to the global stipulated settlement agreement, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan are temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. Those adjustments include a $120 million increase in base rider formula rate plan revenue and a $101.8 million one-time incremental net decrease consistent with the terms of the global stipulated settlement. The formula rate plan rate adjustments reflected in the evaluation report also include a redetermination of the transmission recovery mechanism, the distribution recovery mechanism, the additional capacity mechanism, the tax adjustment mechanism, the MISO cost recovery mechanism, and other one-time adjustments. Pursuant to the terms of the global stipulated settlement agreement, the review of the 2023 evaluation report shall be limited to these mechanisms and conducted under an expedited procedural schedule that provides a process for the parties to file and pursue resolution of any disputed issues by January 2025, after which any remaining disputed issues will be submitted to the ALJ for a contested proceeding and, ultimately, resolution by the LPSC.

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

In August 2024 the NRC placed Waterford 3 in Column 2, effective second quarter 2024, based on exceeding the threshold for reactor scrams in June 2024. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,464,627	$1,421,598	$3,898,864	$3,933,259
Natural gas	13,466	13,269	57,793	52,428
TOTAL	1,478,093	1,434,867	3,956,657	3,985,687

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	328,444	242,886	815,102	848,521
Purchased power	147,281	162,934	514,429	491,244
Nuclear refueling outage expenses	19,617	17,569	57,171	45,430
Other operation and maintenance	266,743	285,251	802,890	781,339
Decommissioning	20,340	19,138	60,065	56,544
Taxes other than income taxes	52,006	60,360	192,474	185,978
Depreciation and amortization	193,422	184,188	573,827	541,530
Other regulatory charges (credits) - net	(18,689)	(21,470)	93,255	27,759
TOTAL	1,009,164	950,856	3,109,213	2,978,345

OPERATING INCOME	468,929	484,011	847,444	1,007,342

OTHER INCOME
Allowance for equity funds used during construction	8,653	6,945	23,460	24,660
Interest and investment income (loss)	34,182	(11,482)	112,374	49,241
Interest and investment income - affiliated	77,877	80,971	238,356	218,274
Miscellaneous - net	(38,689)	(6,411)	(106,510)	(97,079)
TOTAL	82,023	70,023	267,680	195,096

INTEREST EXPENSE
Interest expense	101,842	93,857	297,573	285,959
Allowance for borrowed funds used during construction	(2,988)	(3,019)	(8,058)	(11,733)
TOTAL	98,854	90,838	289,515	274,226

INCOME BEFORE INCOME TAXES	452,098	463,196	825,609	928,212

Income taxes	102,303	103,889	161,977	61,621

NET INCOME	349,795	359,307	663,632	866,591

Net income attributable to noncontrolling interests	775	810	2,358	2,183

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$349,020	$358,497	$661,274	$864,408

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)

Net Income	$349,795	$359,307	$663,632	$866,591

Other comprehensive loss
Pension and other postretirement adjustment (net of tax benefit of $746, $674, $2,237, and $1,617)	(2,024)	(1,829)	(6,071)	(4,388)
Other comprehensive loss	(2,024)	(1,829)	(6,071)	(4,388)

Comprehensive Income	347,771	357,478	657,561	862,203
Net income attributable to noncontrolling interests	775	810	2,358	2,183
Comprehensive Income Applicable to Member’s Equity	$346,996	$356,668	$655,203	$860,020

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$663,632	$866,591
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	694,525	650,800
Deferred income taxes, investment tax credits, and non-current taxes accrued	173,820	127,074
Changes in working capital:
Receivables	(212,759)	(54,518)
Fuel inventory	7,580	(19,194)
Accounts payable	(54,722)	(153,749)
Taxes accrued	140,193	57,979
Interest accrued	(15,338)	(9,687)
Deferred fuel costs	61,893	133,090
Other working capital accounts	(254,340)	(262,001)
Changes in provisions for estimated losses	11,205	7,249
Changes in other regulatory assets	(92,733)	390,864
Changes in other regulatory liabilities	384,975	200,267
Effect of securitization on regulatory asset	—	(491,150)
Changes in pension and other postretirement funded status	(33,849)	(43,909)
Other	(153,666)	(30,918)
Net cash flow provided by operating activities	1,320,416	1,368,788
INVESTING ACTIVITIES
Construction expenditures	(1,031,418)	(1,194,315)
Allowance for equity funds used during construction	23,460	24,660
Proceeds from sale of assets	1,495	—
Nuclear fuel purchases	(74,597)	(136,357)
Proceeds from sale of nuclear fuel	63,197	16,733
Payments to storm reserve escrow account	(9,843)	(10,463)
Purchase of preferred membership interests of affiliate	—	(1,457,676)
Redemption of preferred membership interests of affiliate	194,604	124,364
Proceeds from nuclear decommissioning trust fund sales	554,371	473,394
Investment in nuclear decommissioning trust funds	(600,068)	(516,047)
Changes in money pool receivable - net	(10,473)	(79,136)
Insurance proceeds received for property damages	7,907	19,493
Decrease in other investments	35	396
Net cash flow used in investing activities	(881,330)	(2,734,954)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,650,002	1,196,927
Retirement of long-term debt	(2,199,926)	(1,505,325)
Proceeds received by storm trust related to securitization	—	1,457,676
Capital contribution from parent	—	1,457,676
Changes in money pool payable - net	(156,166)	(226,114)
Common equity distributions paid	(664,100)	(318,000)
Other	29,671	39,993
Net cash flow provided by (used in) financing activities	(340,519)	2,102,833

Net increase in cash and cash equivalents	98,567	736,667
Cash and cash equivalents at beginning of period	2,772	56,613
Cash and cash equivalents at end of period	$101,339	$793,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$306,589	$288,987
Income taxes	$58	($6,037)
Noncash investing activities:
Accrued construction expenditures	$102,761	$111,341

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$572	$2,255
Temporary cash investments	100,767	517
Total cash and cash equivalents	101,339	2,772
Accounts receivable:
Customer	394,006	264,776
Allowance for doubtful accounts	(5,703)	(6,156)
Associated companies	171,439	82,292
Other	58,441	74,685
Accrued unbilled revenues	222,819	202,173
Total accounts receivable	841,002	617,770
Deferred fuel costs	—	24,800
Fuel inventory - at average cost	50,238	57,818
Materials and supplies - at average cost	749,198	652,180
Deferred nuclear refueling outage costs	47,307	96,047
Prepayments and other	310,196	71,613
TOTAL	2,099,280	1,523,000

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,301,641	4,496,245
Decommissioning trust funds	2,414,795	2,107,384
Non-utility property - at cost (less accumulated depreciation)	407,752	404,043
Storm reserve escrow account	253,662	243,819
Other	9,668	9,367
TOTAL	7,387,518	7,260,858

UTILITY PLANT
Electric	28,479,977	27,800,467
Natural gas	328,174	315,658
Construction work in progress	753,066	592,803
Nuclear fuel	258,395	333,472
TOTAL UTILITY PLANT	29,819,612	29,042,400
Less - accumulated depreciation and amortization	10,913,299	10,570,707
UTILITY PLANT - NET	18,906,313	18,471,693

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,741,585	1,648,852
Deferred fuel costs	168,122	168,122
Other	55,524	36,945
TOTAL	1,965,231	1,853,919

TOTAL ASSETS	$30,358,342	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$300,000	$1,400,000
Accounts payable:
Associated companies	92,973	283,016
Other	519,527	467,414
Customer deposits	172,631	167,905
Taxes accrued	206,656	66,463
Interest accrued	76,318	91,656
Deferred fuel costs	37,093	—
Other	108,904	87,468
TOTAL	1,514,102	2,563,922

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,554,396	2,391,442
Accumulated deferred investment tax credits	89,820	93,242
Regulatory liability for income taxes - net	194,426	193,754
Other regulatory liabilities	1,791,992	1,407,689
Decommissioning	1,940,069	1,836,240
Accumulated provisions	275,074	263,869
Pension and other postretirement liabilities	238,586	271,928
Long-term debt	9,576,127	8,020,689
Other	617,887	493,176
TOTAL	17,278,377	14,972,029

Commitments and Contingencies

EQUITY
Member’s equity	11,471,670	11,473,614
Accumulated other comprehensive income	48,727	54,798
Noncontrolling interests	45,466	45,107
TOTAL	11,565,863	11,573,519

TOTAL LIABILITIES AND EQUITY	$30,358,342	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448

Net income	554	243,470	—	244,024
Other comprehensive loss	—	—	(786)	(786)
Capital contribution from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(160,250)	—	(160,250)
Beneficial interest in storm trust	14,577	—	—	14,577
Distribution to LURC	(470)	—	—	(470)
Other	—	(28)	—	(28)
Balance at March 31, 2023	46,396	10,947,211	54,584	11,048,191

Net income	819	262,441	—	263,260
Other comprehensive loss	—	—	(1,773)	(1,773)
Other	—	15	—	15
Balance at June 30, 2023	47,215	11,209,667	52,811	11,309,693

Net income	810	358,497	—	359,307
Other comprehensive loss	—	—	(1,829)	(1,829)
Common equity distributions	—	(157,750)	—	(157,750)
Distribution to LURC	(811)	—	—	(811)
Other	—	(12)	—	(12)
Balance at September 30, 2023	$47,214	$11,410,402	$50,982	$11,508,598

Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519

Net income	795	181,928	—	182,723
Other comprehensive loss	—	—	(2,024)	(2,024)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(97,500)	—	(97,500)
Distributions to LURC	(858)	—	—	(858)
Other	—	(43)	—	(43)
Balance at March 31, 2024	45,044	11,558,975	52,774	11,656,793

Net income	788	130,326	—	131,114
Other comprehensive loss	—	—	(2,023)	(2,023)
Common equity distributions	—	(566,600)	—	(566,600)
Distributions to LURC	(299)	—	—	(299)
Other	—	(40)	—	(40)
Balance at June 30, 2024	45,533	11,122,661	50,751	11,218,945

Net income	775	349,020	—	349,795
Other comprehensive loss	—	—	(2,024)	(2,024)
Distributions to LURC	(842)	—	—	(842)
Other	—	(11)	—	(11)
Balance at September 30, 2024	$45,466	$11,471,670	$48,727	$11,565,863

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2024 Compared to Third Quarter 2023

Net income increased $5.6 million primarily due to higher retail electric price, partially offset by lower volume/weather, higher other operation and maintenance expenses, and higher taxes other than income taxes.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net income increased $33.4 million primarily due to higher retail electric price, partially offset by higher taxes other than income taxes and higher interest expense.

Operating Revenues

Third Quarter 2024 Compared to Third Quarter 2023

Following is an analysis of the change in operating revenues comparing the third quarter 2024 to the third quarter 2023:

Amount
(In Millions)
2023 operating revenues	$538.8
Fuel, rider, and other revenues that do not significantly affect net income	(46.7)
Volume/weather	(11.0)
Retail electric price	27.1
2024 operating revenues	$508.2

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in weather-adjusted commercial usage.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2024 and July 2024, including the implementation of the interim facilities rate adjustment effective over six months beginning in July 2024. See Note 2 to the financial statements herein for discussion of the formula rate plan filings.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,774	1,925	(8)
Commercial	1,380	1,436	(4)
Industrial	647	647	—
Governmental	113	119	(5)
Total retail	3,914	4,127	(5)
Sales for resale:
Non-associated companies	1,287	961	34
Total	5,201	5,088	2

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Amount
(In Millions)
2023 operating revenues	$1,396.4
Fuel, rider, and other revenues that do not significantly affect net income	(79.3)
Volume/weather	(2.4)
Retail electric price	51.2
2024 operating revenues	$1,365.9

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage and the effect of less favorable weather on commercial sales. The decrease is substantially offset by an increase in weather-adjusted commercial usage and the effect of more favorable weather on residential sales.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2024 and July 2024. See Note 2 to the financial statements herein for discussion of the formula rate plan filings.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	4,317	4,336	—
Commercial	3,554	3,556	—
Industrial	1,736	1,779	(2)
Governmental	304	311	(2)
Total retail	9,911	9,982	(1)
Sales for resale:
Non-associated companies	4,244	3,734	14
Total	14,155	13,716	3

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Third Quarter 2024 Compared to Third Quarter 2023

Other operation and maintenance expenses increased primarily due to:

•an increase of $6.4 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Mississippi’s storm damage mitigation and restoration rider;
•an increase of $1.3 million in contract costs related to operational performance, customer service, and organizational health initiatives; and
•several individually insignificant items.

The increase was partially offset by a decrease of $3.9 million in power delivery expenses primarily due to the timing of vegetation maintenance costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Interest expense increased primarily due to the issuance of $300 million of 5.85% Series mortgage bonds in May 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Other operation and maintenance expenses increased primarily due to:

•an increase of $4.7 million in contract costs related to operational performance, customer service, and organizational health initiatives;
•an increase of $2.3 million in compensation and benefits costs primarily due to higher healthcare claims activity in 2024;
•an increase of $2.3 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•several individually insignificant items.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The increase was partially offset by a decrease of $5.3 million in power delivery expenses primarily due to the timing of vegetation maintenance costs.

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

Interest expense increased primarily due to the issuance of $300 million of 5.85% Series mortgage bonds in May 2024 and higher interest expense from carrying costs related to the deferred fuel balance, partially offset by the repayment of a $150 million unsecured term loan, of which $50 million was repaid in May 2023 and $100 million was repaid in December 2023.

Income Taxes

The effective income tax rates were 25.0% for the third quarter 2024 and 24.2% for the nine months ended September 30, 2024. The differences in the effective income tax rates for the third quarter 2024 and the nine months ended September 30, 2024 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,630	$16,979

Net cash provided by (used in):
Operating activities	448,253	408,904
Investing activities	(481,457)	(433,505)
Financing activities	63,707	17,938
Net increase (decrease) in cash and cash equivalents	30,503	(6,663)

Cash and cash equivalents at end of period	$37,133	$10,316

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $39.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to lower fuel costs and a decrease of $11.3 million in pension contributions resulting from the timing of contributions in 2024 compared to 2023. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding. The increase was partially offset by:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors;
•lower collections from customers; and
•an increase of $7 million in interest paid.

Investing Activities

Net cash flow used in investing activities increased $48.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•an increase of $60.8 million in transmission construction expenditures primarily due to increased development in Entergy Mississippi’s service area;
•an increase of $45.3 million in non-nuclear generation construction expenditures primarily due to higher spending on the Delta Blues Advanced Power Station project in 2024; and
•money pool activity.

The increase was partially offset by:

•a decrease of $33.7 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024; and
•the substantial completion payment of approximately $30.4 million in April 2023 for the purchase of the Sunflower Solar facility by a consolidated tax equity partnership. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $3.4 million for the nine months ended September 30, 2024 compared to decreasing by $26.9 million for the nine months ended September 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $45.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the repayment, prior to maturity, of $250 million of 3.10% Series mortgage bonds in June 2023 and the repayment, prior to maturity, in May 2023, of $50 million of an unsecured term loan due December 2023. The increase was partially offset by:

•the repayment, prior to maturity, of $100 million of 3.75% Series mortgage bonds in June 2024;
•money pool activity;
•a capital contribution of $25.7 million received in April 2023 from the noncontrolling tax equity investor in MS Sunflower Partnership, LLC and used by the partnership for payments in the acquisition of the

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Sunflower Solar facility. See Note 14 to the financial statements in the Form 10-K for discussion of the Sunflower Solar facility purchase; and
•a decrease of $21.2 million in prepaid deposits related to contributions-in-aid-of-construction primarily for customer and generator interconnection agreements.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased $73.8 million for the nine months ended September 30, 2024 compared to increasing by $23.9 million for the nine months ended September 30, 2023.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	September 30, 2024	December 31, 2023
Debt to capital	50.9%	50.5%
Effect of subtracting cash	(0.3%)	(0.1%)
Net debt to net capital (non-GAAP)	50.6%	50.4%

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

Entergy Mississippi is developing its capital investment plan for 2025 through 2027 and currently anticipates making $3.7 billion in capital investments during that period. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio, as well as to support customer growth, including Delta Blues Advanced Power Station and additional solar generation; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
(In Thousands)
$3,400	($73,769)	($23,893)	$26,879

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2029. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. As of September 30, 2024, $31.8 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Delta Blues Advanced Power Station

In September 2024, Entergy Mississippi announced plans to construct, own, and operate the Delta Blues Advanced Power Station, a 754 MW combined-cycle combustion turbine facility, to be located in Washington County, Mississippi. The facility will primarily be powered by natural gas, and it will also be enabled with carbon capture and hydrogen co-firing optionality. The Delta Blues Advanced Power Station will cost an estimated $1.2 billion. State legislation passed in January 2024 provides for the pre-certification of construction for certain types of facilities that directly or indirectly provide electric service to customers with defined projects under the legislation. Construction of the Delta Blues Advanced Power Station qualifies under this legislation for pre-certification. As enabled by this legislation, Entergy Mississippi began recovery of certain costs of construction of the Delta Blues Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider, which rates became effective in July 2024. Non-fuel revenue collected from the facility’s customer will be included in the formula rate plan to offset the facility’s revenue requirement. Construction is in progress and the facility is expected to be in service by 2028.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024.

Grand Gulf Capacity Filing

In September 2024, Entergy Mississippi filed a notice of intent with the MPSC to implement revisions to its unit power cost recovery rider that would allow Entergy Mississippi to recover the first year of costs associated with the transfer of Entergy Louisiana’s interest in and purchases of Grand Gulf capacity and energy under the revised rider schedule, effective by January 1, 2025. This notice filing relates to the divestiture of Entergy Louisiana’s 14% share of Grand Gulf capacity and energy under the Unit Power Sales Agreement and 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture will be effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies as described in the System Energy global settlement with the LPSC and Entergy Louisiana. See “Complaints Against System Energy - System Energy Settlement with the LPSC” in Note 2 to the financial statements herein for further details of the System Energy global settlement with the LPSC. In October 2024, Entergy Louisiana and Entergy Mississippi filed the proposed MSS-4 replacement PPA with the FERC. The parties requested that the MPSC and the FERC issue orders accepting the PPA no later than December 2024.

Fuel and purchased power cost recovery

In June 2024 the MPSC approved a joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2024 formula rate plan filing. The 2024 formula rate plan filing included the conclusion of the modified interim adjustments to Entergy Mississippi’s energy cost

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
recovery rider and power management rider, which were approved in October 2022 and allowed Entergy Mississippi to recover certain under-collected fuel balances. The stipulation provided for Entergy Mississippi to reduce its net energy cost factor. See “Filings with the MPSC (Entergy Mississippi) - Retail Rates - 2024 Formula Rate Plan Filing” in Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing and the joint stipulation agreement.

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

The Mississippi Public Utilities Staff reviewed the storm-related costs submitted by Entergy Mississippi and found them prudent. In June 2024 the MPSC considered and unanimously granted the relief sought by Entergy Mississippi, including authorization to credit any remaining funds in the storm escrow account to Entergy Mississippi’s storm damage reserve and to close the storm escrow account. Entergy Mississippi’s storm escrow account was liquidated in July 2024, and the new combined storm damage mitigation and restoration rider became effective with the July 2024 billing cycle. Additionally, Entergy Mississippi made a compliance filing to cease billing under the existing vegetation management rider schedule as of the same billing cycle.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$508,171	$538,815	$1,365,921	$1,396,373

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	43,223	151,755	225,050	453,570
Purchased power	85,939	89,465	220,441	212,419
Other operation and maintenance	86,016	78,959	224,922	217,377
Taxes other than income taxes	48,461	42,374	124,267	113,409
Depreciation and amortization	68,167	66,760	201,215	196,135
Other regulatory charges (credits) - net	26,844	(25,470)	30,226	(84,260)
TOTAL	358,650	403,843	1,026,121	1,108,650

OPERATING INCOME	149,521	134,972	339,800	287,723

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,227	2,260	6,239	6,313
Interest and investment income	338	107	1,479	1,890
Miscellaneous - net	(5,626)	(3,828)	(9,019)	(9,349)
TOTAL	(4,061)	(1,461)	(1,301)	(1,146)

INTEREST EXPENSE
Interest expense	28,109	25,257	83,005	74,634
Allowance for borrowed funds used during construction	(468)	(911)	(2,419)	(2,596)
TOTAL	27,641	24,346	80,586	72,038

INCOME BEFORE INCOME TAXES	117,819	109,165	257,913	214,539

Income taxes	29,436	26,428	62,533	52,597

NET INCOME	88,383	82,737	195,380	161,942

Net loss attributable to noncontrolling interest	(3,584)	(1,640)	(7,619)	(7,404)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$91,967	$84,377	$202,999	$169,346

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$195,380	$161,942
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	201,215	196,135
Deferred income taxes, investment tax credits, and non-current taxes accrued	57,459	23,405
Changes in assets and liabilities:
Receivables	(34,116)	(52,905)
Fuel inventory	2,335	(1,746)
Accounts payable	(484)	(56,477)
Taxes accrued	(14,571)	14,269
Interest accrued	12,855	11,334
Deferred fuel costs	13,938	215,892
Other working capital accounts	(20,790)	(24,420)
Provisions for estimated losses	(4,534)	2,627
Other regulatory assets	30,049	(35,970)
Other regulatory liabilities	18,346	(52,712)
Pension and other postretirement funded status	(12,703)	(22,529)
Other assets and liabilities	3,874	30,059
Net cash flow provided by operating activities	448,253	408,904

INVESTING ACTIVITIES
Construction expenditures	(484,952)	(435,188)
Allowance for equity funds used during construction	6,239	6,313
Changes in money pool receivable - net	(3,400)	26,879
Payment for purchase of plant	—	(30,433)
Receipt from storm reserve escrow account	736	—
Increase in other investments	(80)	(1,076)
Net cash flow used in investing activities	(481,457)	(433,505)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	396,032	396,853
Retirement of long-term debt	(200,000)	(400,000)
Capital contribution from noncontrolling interest	—	25,708
Changes in money pool payable - net	(73,769)	23,893
Common equity distributions paid	(44,633)	(40,000)
Other	(13,923)	11,484
Net cash flow provided by financing activities	63,707	17,938

Net increase (decrease) in cash and cash equivalents	30,503	(6,663)
Cash and cash equivalents at beginning of period	6,630	16,979
Cash and cash equivalents at end of period	$37,133	$10,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$68,370	$61,352
Income taxes	$2,356	$—
Noncash investing activities:
Accrued construction expenditures	$33,632	$31,169

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$761	$30
Temporary cash investments	36,372	6,600
Total cash and cash equivalents	37,133	6,630
Accounts receivable:
Customer	137,386	121,389
Allowance for doubtful accounts	(2,714)	(3,312)
Associated companies	13,778	4,997
Other	23,613	17,697
Accrued unbilled revenues	77,690	71,465
Total accounts receivable	249,753	212,236
Fuel inventory - at average cost	13,861	16,196
Materials and supplies - at average cost	111,342	95,526
Prepayments and other	12,916	12,740
TOTAL	425,005	343,328

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,486	4,497
Storm reserve escrow account	—	656
TOTAL	4,486	5,153

UTILITY PLANT
Electric	7,695,382	7,455,145
Construction work in progress	356,032	139,635
TOTAL UTILITY PLANT	8,051,414	7,594,780
Less - accumulated depreciation and amortization	2,472,037	2,346,327
UTILITY PLANT - NET	5,579,377	5,248,453

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	549,027	579,076
Other	75,340	51,996
TOTAL	624,367	631,072

TOTAL ASSETS	$6,633,235	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$100,000
Accounts payable:
Associated companies	46,602	133,571
Other	122,666	92,659
Customer deposits	93,746	92,637
Taxes accrued	100,563	115,134
Interest accrued	34,392	21,537
Deferred fuel costs	144,583	130,645
Other	21,970	26,463
TOTAL	564,522	712,646

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	884,553	821,744
Accumulated deferred investment tax credits	13,267	13,811
Regulatory liability for income taxes - net	180,729	188,714
Other regulatory liabilities	60,027	33,696
Asset retirement cost liabilities	30,725	8,229
Accumulated provisions	34,947	39,481
Long-term debt	2,426,893	2,129,510
Other	78,611	71,961
TOTAL	3,709,752	3,307,146

Commitments and Contingencies

EQUITY
Member's equity	2,347,827	2,189,461
Noncontrolling interest	11,134	18,753
TOTAL	2,358,961	2,208,214

TOTAL LIABILITIES AND EQUITY	$6,633,235	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537

Net income (loss)	(2,141)	23,081	20,940
Common equity distributions	—	(12,500)	(12,500)
Balance at March 31, 2023	1,206	2,047,771	2,048,977

Net income (loss)	(3,623)	61,888	58,265
Common equity distributions	—	(27,500)	(27,500)
Capital contribution from noncontrolling interest	25,708	—	25,708
Balance at June 30, 2023	23,291	2,082,159	2,105,450

Net income (loss)	(1,640)	84,377	82,737
Balance at September 30, 2023	$21,651	$2,166,536	$2,188,187

Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214

Net income (loss)	(2,302)	29,734	27,432
Balance at March 31, 2024	16,451	2,219,195	2,235,646

Net income (loss)	(1,733)	81,298	79,565
Common equity distributions	—	(22,300)	(22,300)
Balance at June 30, 2024	14,718	2,278,193	2,292,911

Net income (loss)	(3,584)	91,967	88,383
Common equity distributions	—	(22,333)	(22,333)
Balance at September 30, 2024	$11,134	$2,347,827	$2,358,961

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2024 Compared to Third Quarter 2023

Net income decreased $4.4 million primarily due to lower volume/weather, partially offset by lower other operation and maintenance expenses.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net income decreased $56.3 million primarily due to a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. Also contributing to the decrease were higher other operation and maintenance expenses. The decrease was partially offset by a lower effective income tax rate. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

Operating Revenues

Third Quarter 2024 Compared to Third Quarter 2023

Following is an analysis of the change in operating revenues comparing the third quarter 2024 to the third quarter 2023:

Amount
(In Millions)
2023 operating revenues	$254.3
Fuel, rider, and other revenues that do not significantly affect net income	(13.4)
Volume/weather	(9.8)
Retail electric price	1.4
2024 operating revenues	$232.5

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	778	877	(11)
Commercial	614	652	(6)
Industrial	114	129	(12)
Governmental	232	232	—
Total retail	1,738	1,890	(8)
Sales for resale:
Non-associated companies	426	600	(29)
Total	2,164	2,490	(13)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Amount
(In Millions)
2023 operating revenues	$651.2
Fuel, rider, and other revenues that do not significantly affect net income	(24.6)
Volume/weather	(6.0)
Retail electric price	4.2
2024 operating revenues	$624.8

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in weather-adjusted commercial usage and the effect of less favorable weather on residential sales.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective September 2023 in accordance with the terms of the 2023 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy New Orleans for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	1,866	1,906	(2)
Commercial	1,600	1,647	(3)
Industrial	307	325	(6)
Governmental	606	600	1
Total retail	4,379	4,478	(2)
Sales for resale:
Non-associated companies	1,407	2,194	(36)
Total	5,786	6,672	(13)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Third Quarter 2024 Compared to Third Quarter 2023

Other operation and maintenance expenses decreased primarily due to a decrease of $2.7 million in power delivery expenses primarily due to a lower scope of work performed in 2024 as compared to 2023 and the timing of vegetation maintenance costs.

Interest expense increased primarily due to the issuances of $35 million of 6.25% Series mortgage bonds, $65 million of 6.41% Series mortgage bonds, and $50 million of 6.54% Series mortgage bonds, each in May 2024, partially offset by the repayment of an $85 million unsecured term loan in June 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Other operation and maintenance expenses increased primarily due to:

•an increase of $2.4 million in bad debt expense;
•an increase of $2.2 million in energy efficiency expenses primarily due to higher energy efficiency costs;
•an increase of $2.2 million in contract costs related to operational performance, customer service, and organizational health initiatives; and
•an increase of $1.4 million in costs recognized related to credits provided to customers as part of the rate mitigation plan approved in the settlement of the 2023 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower retail revenues in 2024 as compared to 2023.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

audit. See Note 10 to the financial statements herein for discussion of the April 2024 settlement in principle and Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the 2016-2018 IRS audit.

Other income decreased primarily due to lower interest earned on money pool investments, partially offset by a decrease of $2.5 million in non-service pension costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to the issuances of $35 million of 6.25% Series mortgage bonds, $65 million of 6.41% Series mortgage bonds, and $50 million of 6.54% Series mortgage bonds, each in May 2024. The increase was partially offset by the repayment of $100 million of 3.90% Series mortgage bonds in July 2023.

Income Taxes

The effective income tax rate was 27.0% for the third quarter 2024. The difference in the effective income tax rate for the third quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes.

The effective income tax rate was 18.7% for the nine months ended September 30, 2024. The difference in the effective income tax rate for the nine months ended September 30, 2024 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items, the amortization of state accumulated deferred income taxes as a result of a tax rate change, the amortization of investment tax credits, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

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

Planned Sale of Gas Distribution Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Planned Sale of Gas Distribution Businesses” in the Form 10-K for discussion of the planned sale of Entergy New Orleans’s gas distribution business. The following are updates to that discussion.

In July 2024 the LPSC staff issued a report recommending LPSC approval of the application of Delta States Utilities LA, LLC (a Bernhard Capital Partners Management LP affiliate) and Entergy Louisiana and the transaction described therein as being in the public interest and proposing certain conditions. In August 2024 the LPSC issued an order accepting the LPSC staff’s report and recommendation.

As discussed in the Form 10-K, in December 2023, Entergy New Orleans and the buyer of Entergy New Orleans’s gas distribution business filed their joint application with the City Council seeking approval for the

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
proposed transaction. In September 2024 the hearing officer certified the record of the proceeding for City Council consideration. A decision is targeted for first quarter 2025.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$4,464

Net cash provided by (used in):
Operating activities	123,928	185,632
Investing activities	(124,564)	1,914
Financing activities	35,123	(77,203)
Net increase in cash and cash equivalents	34,487	110,343

Cash and cash equivalents at end of period	$34,513	$114,807

Operating Activities

Net cash flow provided by operating activities decreased $61.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the refund of $34 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC and lower collections from customers. The decrease was partially offset by lower fuel payments in 2024 as compared to 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the refund and the related proceedings.

Investing Activities

Entergy New Orleans’s investing activities used $124.6 million of cash for the nine months ended September 30, 2024 compared to providing $1.9 million of cash for the nine months ended September 30, 2023 primarily due to money pool activity and a decrease of $14.7 million in transmission construction expenditures primarily due to higher spending in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $3.6 million for the nine months ended September 30, 2024 compared to decreasing by $135.4 million for the nine months ended September 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Entergy New Orleans’s financing activities provided $35.1 million of cash for the nine months ended September 30, 2024 compared to using $77.2 million of cash for the nine months ended September 30, 2023 primarily due to the following activity:

•the issuances of $35 million of 6.25% Series mortgage bonds, $65 million of 6.41% Series mortgage bonds, and $50 million of 6.54% mortgage bonds, each in May 2024;
•the repayment, at maturity, of $100 million of 3.90% Series mortgage bonds in July 2023;
•a $15 million advance received in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation;
•money pool activity; and
•the repayment, at maturity, of an $85 million unsecured term loan in June 2024 as compared to additional borrowings of $15 million on the unsecured term loan in May 2023.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $21.7 million for the nine months ended September 30, 2024.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy New Orleans is primarily due to the net issuance of long-term debt in 2024.

	September 30, 2024	December 31, 2023
Debt to capital	47.6%	45.8%
Effect of excluding securitization bonds	—%	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	47.6%	45.6%
Effect of subtracting cash	(1.2%)	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	46.4%	45.6%

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

Entergy New Orleans is developing its capital investment plan for 2025 through 2027 and currently anticipates making $585 million in capital investments during that period. In addition to routine capital spending to maintain operations, the preliminary estimate includes distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
(In Thousands)
$3,601	($21,651)	$11,827	$147,254

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2024, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Resilience and Grid Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan is in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In July 2024 the City Council held a technical conference regarding Entergy New Orleans’s three-year resilience plan. In October 2024 the City Council approved a resolution authorizing a two-year resilience plan

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

totaling $100 million. The resolution directs Entergy New Orleans to notify the City Council of the subset of hardening projects from the revised three-year resilience plan to be included in the two-year resilience plan.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $12.6 million rate increase based on the formula set by the City Council in the 2018 rate case and approved again by the City Council in 2023. The formula would result in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. Following City Council review, the City Council’s advisors issued a report in July 2024 seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues in an aggregate amount of approximately $1.6 million for electric and gas together due to alleged errors. Effective with the first billing cycle of September 2024, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $11.2 million, which includes an increase of $5.8 million in electric revenues and an increase of $5.4 million in gas revenues.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Entergy New Orleans, LLC and Subsidiaries
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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$213,663	$235,280	$549,268	$573,191
Natural gas	18,852	19,036	75,549	77,961
TOTAL	232,515	254,316	624,817	651,152

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	19,385	28,922	68,524	99,920
Purchased power	67,947	68,115	192,647	200,664
Other operation and maintenance	42,500	45,273	127,552	117,461
Taxes other than income taxes	16,509	17,251	46,118	48,155
Depreciation and amortization	21,199	20,831	63,243	60,470
Other regulatory charges (credits) - net	1,738	4,946	84,917	6,133
TOTAL	169,278	185,338	583,001	532,803

OPERATING INCOME	63,237	68,978	41,816	118,349

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	572	332	1,461	1,062
Interest and investment income	421	1,535	878	5,986
Miscellaneous - net	(298)	(1,943)	54	(2,687)
TOTAL	695	(76)	2,393	4,361

INTEREST EXPENSE
Interest expense	10,600	9,171	30,936	28,793
Allowance for borrowed funds used during construction	(238)	(161)	(609)	(516)
TOTAL	10,362	9,010	30,327	28,277

INCOME BEFORE INCOME TAXES	53,570	59,892	13,882	94,433

Income taxes	14,438	16,347	2,597	26,889

NET INCOME	$39,132	$43,545	$11,285	$67,544

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$11,285	$67,544
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	63,243	60,470
Deferred income taxes, investment tax credits, and non-current taxes accrued	(890)	23,529
Changes in assets and liabilities:
Receivables	(124,000)	5,119
Fuel inventory	20	2,909
Accounts payable	(885)	(28,968)
Prepaid taxes and taxes accrued	3,470	734
Interest accrued	2,608	2,195
Deferred fuel costs	(626)	8,025
Other working capital accounts	(5,129)	14,598
Provisions for estimated losses	4,101	6,585
Other regulatory assets	10,139	8,597
Other regulatory liabilities	169,542	17,878
Pension and other postretirement funded status	(7,009)	(4,506)
Other assets and liabilities	(1,941)	923
Net cash flow provided by operating activities	123,928	185,632

INVESTING ACTIVITIES
Construction expenditures	(119,271)	(128,477)
Allowance for equity funds used during construction	1,461	1,062
Changes in money pool receivable - net	(3,601)	135,427
Payments to storm reserve escrow account	(4,014)	(2,712)
Changes in securitization account	861	(3,437)
Decrease in other investments	—	51
Net cash flow provided by (used in) investing activities	(124,564)	1,914

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	148,943	14,630
Retirement of long-term debt	(91,245)	(106,073)
Contribution from customer for construction	—	15,000
Change in money pool payable - net	(21,651)	—
Other	(924)	(760)
Net cash flow provided by (used in) financing activities	35,123	(77,203)

Net increase in cash and cash equivalents	34,487	110,343
Cash and cash equivalents at beginning of period	26	4,464
Cash and cash equivalents at end of period	$34,513	$114,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,678	$25,545
Income taxes	$2,598	$1,600
Noncash investing activities:
Accrued construction expenditures	$3,422	$4,737

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$98	$26
Temporary cash investments	34,415	—
Total cash and cash equivalents	34,513	26
Securitization recovery trust account	1,565	2,426
Accounts receivable:
Customer	85,625	67,258
Allowance for doubtful accounts	(6,952)	(7,770)
Associated companies	104,612	1,657
Other	5,109	5,270
Accrued unbilled revenues	36,709	31,087
Total accounts receivable	225,103	97,502
Deferred fuel costs	6,774	6,148
Fuel inventory - at average cost	3,278	3,298
Materials and supplies - at average cost	33,639	30,019
Prepaid taxes	—	1,574
Prepayments and other	15,759	11,482
TOTAL	320,631	152,475

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	832	832
Storm reserve escrow account	82,745	78,731
TOTAL	83,577	79,563

UTILITY PLANT
Electric	2,096,668	2,046,928
Natural gas	412,120	401,846
Construction work in progress	57,197	25,424
TOTAL UTILITY PLANT	2,565,985	2,474,198
Less - accumulated depreciation and amortization	894,610	858,672
UTILITY PLANT - NET	1,671,375	1,615,526

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of September 30, 2024 and $506 as of December 31, 2023)	172,228	182,367
Deferred fuel costs	4,080	4,080
Other	87,363	63,964
TOTAL	263,671	250,411

TOTAL ASSETS	$2,339,254	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$78,000	$85,000
Payable due to associated company	1,275	1,275
Accounts payable:
Associated companies	44,847	76,736
Other	45,163	39,813
Customer deposits	33,159	32,420
Taxes accrued	1,896	—
Interest accrued	11,142	8,534
Other	11,309	8,953
TOTAL	226,791	252,731

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	195,942	195,615
Accumulated deferred investment tax credits	15,644	16,457
Regulatory liability for income taxes - net	33,974	36,061
Other regulatory liabilities	262,063	90,434
Accumulated provisions	92,225	88,124
Long-term debt (includes securitization bonds of $— as of September 30, 2024 and $5,415 as of December 31, 2023)	650,332	584,171
Long-term payable due to associated company	7,004	7,004
Other	37,240	20,624
TOTAL	1,294,424	1,038,490

Commitments and Contingencies

EQUITY
Member's equity	818,039	806,754
TOTAL	818,039	806,754

TOTAL LIABILITIES AND EQUITY	$2,339,254	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2022	$702,816

Net income	10,142
Balance at March 31, 2023	712,958

Net income	13,857
Balance at June 30, 2023	726,815

Net income	43,545
Balance at September 30, 2023	$770,360

Balance at December 31, 2023	$806,754

Net loss	(48,980)
Balance at March 31, 2024	757,774

Net income	21,133
Balance at June 30, 2024	778,907

Net income	39,132
Balance at September 30, 2024	$818,039

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2024 Compared to Third Quarter 2023

Net income decreased $31.8 million primarily due to lower volume/weather.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net income decreased $34.9 million primarily due to higher depreciation and amortization expenses and higher other operation and maintenance expenses, partially offset by higher other income.

Operating Revenues

Third Quarter 2024 Compared to Third Quarter 2023

Following is an analysis of the change in operating revenues comparing the third quarter 2024 to the third quarter 2023:

Amount
(In Millions)
2023 operating revenues	$616.6
Fuel, rider, and other revenues that do not significantly affect net income	12.7
Volume/weather	(33.7)
Retail electric price	1.4
2024 operating revenues	$597.0

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and a decrease in weather-adjusted residential usage. The decrease in weather-adjusted residential usage is primarily due to the effects of Hurricane Beryl in the third quarter 2024.

The retail electric price variance is insignificant and primarily due to the effect on unbilled revenue resulting from the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024. See Note 2 to the financial statements herein for discussion of the distribution cost recovery factor rider filing.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the three months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	2,138	2,474	(14)
Commercial	1,455	1,485	(2)
Industrial	2,506	2,459	2
Governmental	71	73	(3)
Total retail	6,170	6,491	(5)
Sales for resale:
Non-associated companies	141	128	10
Total	6,311	6,619	(5)

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Amount
(In Millions)
2023 operating revenues	$1,588.5
Fuel, rider, and other revenues that do not significantly affect net income	(23.1)
Volume/weather	(10.4)
Retail electric price	5.6
2024 operating revenues	$1,560.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and a decrease in weather-adjusted residential usage. The decrease in weather-adjusted residential usage is primarily due to the effects of Hurricane Beryl in the third quarter 2024.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	5,205	5,388	(3)
Commercial	3,764	3,726	1
Industrial	6,996	7,051	(1)
Governmental	201	203	(1)
Total retail	16,166	16,368	(1)
Sales for resale:
Non-associated companies	487	367	33
Total	16,653	16,735	—

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Third Quarter 2024 Compared to Third Quarter 2023

Other operation and maintenance expenses decreased primarily due to a decrease of $5.8 million in power delivery expenses primarily due to the timing of vegetation maintenance costs.

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

Interest expense increased primarily due to the issuance of $350 million of 5.55% Series mortgage bonds in August 2024 and the issuance of $350 million of 5.80% Series mortgage bonds in August 2023, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

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
•an increase of $3.8 million in bad debt expense;
•an increase of $3.7 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2024 as compared to 2023; and
•an increase of $3.2 million in storm damage provisions.

Entergy Texas, Inc. and Subsidiaries
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
•additions to plant in service; and
•an increase in depreciation rates effective with an increase in base rates in June 2023.

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

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project, and higher interest earned on money pool investments. The increase was partially offset by an increase of $5 million in net periodic pension and other postretirement benefit non-service costs as a result of an increase in amortizations of the previously deferred surplus and deferrals of the deficit in the annual amount of actuarially determined pension and other postretirement benefits chargeable under the Entergy Texas reserve. See Note 11 to the financial statements in the Form 10-K for discussion of the Entergy Texas reserve.

Interest expense increased primarily due to the issuance of $350 million of 5.80% Series mortgage bonds in August 2023 and the issuance of $350 million of 5.55% Series mortgage bonds in August 2024, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project.

Income Taxes

The effective income tax rates were 18.8% for the third quarter 2024 and 18.7% for the nine months ended September 30, 2024. The differences in the effective income tax rates for the third quarter 2024 and the nine months ended September 30, 2024 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$21,986	$3,497

Net cash provided by (used in):
Operating activities	550,819	498,457
Investing activities	(576,495)	(608,945)
Financing activities	357,333	357,787
Net increase in cash and cash equivalents	331,657	247,299

Cash and cash equivalents at end of period	$353,643	$250,796

Operating Activities

Net cash flow provided by operating activities increased $52.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to lower fuel and purchased power costs, the timing of recovery of fuel and purchased power costs, and a decrease of $23.7 million in income taxes paid in 2024 as a result of lower estimated income tax payments in comparison to 2023. The increase was partially offset by:

•the timing of payments to vendors;
•lower collections from customers; and
•an increase of $46 million in interest paid.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $32.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to money pool activity. The decrease was partially offset by:

•an increase of $100 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Texas’s service area and increased spending on various transmission projects in 2024; and
•an increase of $83.9 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2024 and higher capital expenditures as a result of increased development in Entergy Texas’s service area. The increase in storm restoration expenditures is primarily due to Hurricane Beryl restoration efforts in 2024.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $280.9 million for the nine months ended September 30, 2024 compared to decreasing by $73.7 million for the nine months ended September 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements,

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $0.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the issuance of $350 million of 5.80% Series mortgage bonds in August 2023 and other insignificant activity, substantially offset by the issuance of $350 million of 5.55% Series mortgage bonds in August 2024.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	September 30, 2024	December 31, 2023
Debt to capital	51.5%	50.9%
Effect of excluding securitization bonds	(1.8%)	(2.1%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	49.7%	48.8%
Effect of subtracting cash	(2.8%)	(0.2%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	46.9%	48.6%

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

Entergy Texas is developing its capital investment plan for 2025 through 2027 and currently anticipates making $4.8 billion in capital investments during that period. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station, Lone Star Power Station, Segno Solar, and Votaw Solar; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, government actions, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas’s receivables from the money pool were as follows:

September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
(In Thousands)
$36,978	$317,882	$25,808	$99,468

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2029.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of September 30, 2024, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2024, $86.4 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled with both carbon capture and storage and hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. In its application, Entergy Texas noted that the Legend Power Station was expected to cost an estimated $1.46 billion and the Lone Star Power Station was expected to cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. As described in the application, Entergy Texas is considering alternative financing approaches for the Legend Power Station and plans to pursue the financing option that is in the best interest of its customers. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. In September 2024, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a motion to extend the procedural schedule in this proceeding in order to address certain developments relating to the cost and scope of the Legend Power Station and the Lone Star Power Station. As soon as the required information is developed, Entergy Texas plans to update the economic analyses in the application for both projects and to file a proposed updated procedural schedule. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. The Segno Solar facility will cost an estimated $351.6 million, and the Votaw Solar facility will cost an estimated $303.8 million, in each case inclusive of estimated transmission interconnection and upgrade costs. In September 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and the ALJ with the State Office of Administrative Hearings adopted an agreed procedural schedule, with a hearing on the merits to be held in March 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, the Segno Solar facility is expected to be in service by early 2027, and the Votaw Solar facility is expected to be in service by mid-2028.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Resilience and Grid Hardening

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a cost-effective set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. The PUCT referred the proceeding to the State Office of Administrative Hearings in June 2024. In July 2024, Entergy Texas filed a motion, on behalf of the parties to the proceeding, requesting the ALJ with the State Office of Administrative Hearings adopt an agreed proposed procedural schedule, with a hearing on the merits scheduled for September 2024. The ALJ with the State Office of Administrative Hearings adopted the agreed procedural schedule in August 2024. In September 2024, Entergy Texas filed, on behalf of the parties to the proceeding, and the ALJ with the State Office of Administrative Hearings granted, an unopposed motion to abate the procedural schedule, including the hearing on the merits, noting the parties had reached a settlement in principle and to allow the parties time to finalize a settlement agreement. In October 2024, Entergy Texas filed an unopposed settlement that would resolve all issues in the proceeding, supporting testimony, and a motion to admit evidence and remand the proceeding to the PUCT. Also in October 2024, the PUCT staff filed testimony in support of the unopposed settlement. A PUCT decision is expected in fourth quarter 2024.

Hurricane Beryl

In July 2024, Hurricane Beryl caused extensive damage to Entergy Texas’s service area. The storm resulted in widespread power outages, as a result of extensive debris and damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Texas’s electric facilities damaged by Hurricane Beryl are currently estimated to be approximately $85 million. Based on the historic treatment of such costs in Entergy Texas’s service area, management believes that recovery of restoration costs is probable. There are well established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Entergy Texas expects to recover the majority of the restoration costs associated with Hurricane Beryl through its transmission and distribution cost recovery factor riders.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2022 Base Rate Case

As discussed in the Form 10-K, in August 2023 the PUCT issued an order severing issues related to electric vehicle charging infrastructure in the 2022 base rate case proceeding to a separate proceeding. In December 2023 the PUCT referred the separate proceeding to resolve the issues related to electric vehicle charging infrastructure to the State Office of Administrative Hearings. A hearing on the merits was held in April 2024. In June 2024 the ALJ with the State Office of Administrative Hearings issued a proposal for decision concluding that it is appropriate for a vertically integrated electric utility, and Entergy Texas specifically, to own vehicle-charging facilities or other transportation electrification and charging infrastructure and recommending that both of Entergy Texas’s proposed

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
transportation electrification riders be approved. In October 2024 the PUCT issued an order concluding that it is appropriate for Entergy Texas to own transportation electrification and charging infrastructure, including charging stations, and approving both of Entergy Texas’s proposed transportation electrification riders with a limitation that Entergy Texas’s infrastructure rider be applied only to publicly-available charging infrastructure and Entergy Texas not recover any outstanding fees from customers not taking service under the rider.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2024, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The new rider was designed to collect from Entergy Texas’s retail customers approximately $40.3 million annually based on its capital invested in distribution between January 1, 2022 and March 31, 2024. In September 2024, the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective with the first billing cycle in October 2024.

In September 2024, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $48.9 million annually, or $8.6 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between April 1, 2024 and June 30, 2024. In October 2024 the PUCT staff filed a recommendation that the PUCT approve Entergy Texas’s as-filed application. A PUCT decision is expected in fourth quarter 2024.

Transmission Cost Recovery Factor (TCRF) Rider

In October 2024, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $9.7 million annually based on its capital invested in transmission between January 1, 2022 and June 30, 2024 and changes in other transmission charges. Entergy Texas requested that the PUCT issue a decision in fourth quarter 2024, unless a hearing on the merits is requested.

Fuel and purchased power cost recovery

In September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$596,998	$616,595	$1,560,566	$1,588,531

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	154,340	94,099	365,997	325,155
Purchased power	93,327	131,927	276,383	352,568
Other operation and maintenance	80,377	85,929	241,513	213,430
Taxes other than income taxes	25,181	28,372	72,727	85,085
Depreciation and amortization	78,331	76,888	258,660	202,288
Other regulatory charges (credits) - net	4,850	(5,909)	(8,602)	6,541
TOTAL	436,406	411,306	1,206,678	1,185,067

OPERATING INCOME	160,592	205,289	353,888	403,464

OTHER INCOME
Allowance for equity funds used during construction	12,976	7,244	33,058	19,093
Interest and investment income	4,269	2,741	10,964	5,004
Miscellaneous - net	(2,756)	(619)	(8,254)	(2,121)
TOTAL	14,489	9,366	35,768	21,976

INTEREST EXPENSE
Interest expense	34,393	29,524	100,842	83,333
Allowance for borrowed funds used during construction	(5,051)	(2,714)	(12,872)	(7,127)
TOTAL	29,342	26,810	87,970	76,206

INCOME BEFORE INCOME TAXES	145,739	187,845	301,686	349,234

Income taxes	27,428	37,756	56,409	69,015

NET INCOME	118,311	150,089	245,277	280,219

Preferred dividend requirements	518	518	1,554	1,554

EARNINGS APPLICABLE TO COMMON STOCK	$117,793	$149,571	$243,723	$278,665

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$245,277	$280,219
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	258,660	202,288
Deferred income taxes, investment tax credits, and non-current taxes accrued	46,499	57,279
Changes in assets and liabilities:
Receivables	(70,355)	(40,609)
Fuel inventory	5,606	(25,734)
Accounts payable	35,245	(9,871)
Taxes accrued	(8,492)	(29,995)
Interest accrued	(15,023)	13,612
Deferred fuel costs	149,954	97,451
Other working capital accounts	(35,684)	(23,042)
Provisions for estimated losses	(1,268)	511
Other regulatory assets	20,987	(17,997)
Other regulatory liabilities	(31,304)	(13,111)
Pension and other postretirement funded status	(12,044)	(8,961)
Other assets and liabilities	(37,239)	16,417
Net cash flow provided by operating activities	550,819	498,457

INVESTING ACTIVITIES
Construction expenditures	(888,132)	(711,382)
Allowance for equity funds used during construction	33,058	19,093
Proceeds from sale of assets	1,325	11,000
Changes in money pool receivable - net	280,904	73,660
Changes in securitization account	(4,490)	(1,402)
Decrease in other investments	840	86
Net cash flow used in investing activities	(576,495)	(608,945)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	343,436	344,966
Retirement of long-term debt	(9,104)	(8,856)
Preferred stock dividends paid	(1,554)	(1,554)
Other	24,555	23,231
Net cash flow provided by financing activities	357,333	357,787

Net increase in cash and cash equivalents	331,657	247,299
Cash and cash equivalents at beginning of period	21,986	3,497
Cash and cash equivalents at end of period	$353,643	$250,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$113,605	$67,605
Income taxes	$6,793	$30,500
Noncash investing activities:
Accrued construction expenditures	$196,788	$178,740

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$289	$1,497
Temporary cash investments	353,354	20,489
Total cash and cash equivalents	353,643	21,986
Securitization recovery trust account	9,686	5,195
Accounts receivable:
Customer	142,903	88,468
Allowance for doubtful accounts	(1,652)	(1,484)
Associated companies	50,561	329,941
Other	27,193	24,416
Accrued unbilled revenues	84,558	72,771
Total accounts receivable	303,563	514,112
Deferred fuel costs	—	139,019
Fuel inventory - at average cost	45,241	50,847
Materials and supplies - at average cost	153,989	123,020
Prepayments and other	43,938	35,232
TOTAL	910,060	889,411

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	118	214
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	15,374	15,068
TOTAL	15,868	15,658

UTILITY PLANT
Electric	8,288,259	7,931,340
Construction work in progress	1,447,020	857,707
TOTAL UTILITY PLANT	9,735,279	8,789,047
Less - accumulated depreciation and amortization	2,528,368	2,363,919
UTILITY PLANT - NET	7,206,911	6,425,128

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $238,093 as of September 30, 2024 and $250,324 as of December 31, 2023)	575,619	596,606
Other	163,334	129,769
TOTAL	738,953	726,375

TOTAL ASSETS	$8,871,792	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$64,376	$74,423
Other	290,049	195,703
Customer deposits	41,069	39,999
Taxes accrued	70,395	78,887
Interest accrued	16,262	31,285
Deferred fuel costs	10,935	—
Other	20,773	16,237
TOTAL	513,859	436,534

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	874,261	814,905
Accumulated deferred investment tax credits	7,402	7,963
Regulatory liability for income taxes - net	98,901	114,759
Other regulatory liabilities	27,567	43,013
Asset retirement cost liabilities	17,457	11,743
Accumulated provisions	8,212	9,480
Long-term debt (includes securitization bonds of $248,761 as of September 30, 2024 and $257,592 as of December 31, 2023)	3,561,402	3,225,092
Other	400,346	274,421
TOTAL	4,995,548	4,501,376

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2024 and 2023	49,452	49,452
Paid-in capital	1,200,125	1,200,125
Retained earnings	2,074,058	1,830,335
Total common shareholder's equity	3,323,635	3,079,912
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,362,385	3,118,662

TOTAL LIABILITIES AND EQUITY	$8,871,792	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461

Net income	—	—	—	41,673	41,673
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2023	38,750	49,452	1,050,125	1,582,289	2,720,616

Net income	—	—	—	88,457	88,457
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2023	38,750	49,452	1,050,125	1,670,228	2,808,555

Net income	—	—	—	150,089	150,089
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2023	$38,750	$49,452	$1,050,125	$1,819,799	$2,958,126

Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662

Net income	—	—	—	36,744	36,744
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2024	38,750	49,452	1,200,125	1,866,561	3,154,888

Net income	—	—	—	90,222	90,222
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2024	38,750	49,452	1,200,125	1,956,265	3,244,592

Net income	—	—	—	118,311	118,311
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2024	$38,750	$49,452	$1,200,125	$2,074,058	$3,362,385

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

Results of Operations

Net Income

Third Quarter 2024 Compared to Third Quarter 2023

Net income decreased $1.6 million primarily due to the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Arkansas effective with the November 2023 service month per the settlement agreement with the APSC and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council, substantially offset by an increase in operating revenues resulting from changes in rate base. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement with the APSC. See Note 2 to the financial statements herein for discussion of the settlement with the City Council.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net income increased $1 million primarily due to an increase in operating revenues resulting from changes in rate base, partially offset by the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Arkansas effective with the November 2023 service month per the settlement agreement with the APSC and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement with the APSC. See Note 2 to the financial statements herein for discussion of the settlement with the City Council.

Income Taxes

The effective income tax rates were 24% for the third quarter 2024 and 22.5% for the nine months ended September 30, 2024. The differences in the effective income tax rates for the third quarter 2024 and the nine months ended September 30, 2024 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rates were 22.5% for the third quarter 2023 and 22.9% for the nine months ended September 30, 2023. The differences in the effective income tax rates for the third quarter 2023 and the nine months ended September 30, 2023 versus the federal statutory rate of 21% were primarily due to the accrual for

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$60	$2,940

Net cash provided by (used in):
Operating activities	113,280	155,190
Investing activities	(241,229)	(27,165)
Financing activities	206,084	(35,172)
Net increase in cash and cash equivalents	78,135	92,853

Cash and cash equivalents at end of period	$78,195	$95,793

Operating Activities

Net cash flow provided by operating activities decreased $41.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•the refund of $92.7 million made in 2024 to Entergy Arkansas as a result of the settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement with the APSC;
•an increase of $21.2 million in spending on nuclear refueling outage costs in 2024 as compared to 2023; and
•the timing of collection of receivables.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $214.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

•money pool activity;
•an increase in cash used of $85.8 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $43.5 million in nuclear construction expenditures primarily due to higher spending in 2024 on Grand Gulf outage projects and upgrades.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased $8.1 million for the nine months ended September 30, 2024 compared to decreasing by $85.2 million for the nine months ended September 30, 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $206.1 million of cash for the nine months ended September 30, 2024 compared to using $35.2 million of cash for the nine months ended September 30, 2023 primarily due to the following activity:

•the repayment, at maturity, of $250 million of 4.10% Series mortgage bonds in April 2023;
•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to maintain System Energy’s capital structure;
•net long-term borrowings of $68.5 million in 2024 compared to net repayments of $43.4 million in 2023 on the nuclear fuel company variable interest entity’s credit facility;
•the repayment, prior to maturity, in March 2023 of a $50 million term loan due in November 2023;
•the issuance of $325 million of 6.00% Series mortgage bonds in March 2023; and
•money pool activity.

Decreases in System Energy’s payable to the money pool are a use of cash flow, and System Energy’s payable to the money pool decreased $12.2 million for the nine months ended September 30, 2024.

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

	September 30, 2024	December 31, 2023
Debt to capital	41.9%	45.4%
Effect of subtracting cash	(2.4%)	—%
Net debt to net capital (non-GAAP)	39.5%	45.4%

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

System Energy is developing its capital investment plan for 2025 through 2027 and currently anticipates making $385 million in capital investments during that period. The preliminary estimate includes amounts associated with Grand Gulf investments and initiatives.

System Energy’s receivables from or (payables to) the money pool were as follows:

September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
(In Thousands)
$8,119	($12,246)	$9,772	$94,981

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of September 30, 2024, $90 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC (or on appeal from the FERC to the United States Court of Appeals for the Fifth Circuit), including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, and the City Council and approved by the FERC. A settlement has been reached with the LPSC and is pending FERC approval, as described in “System Energy Settlement with the LPSC” below. If the settlement with the

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
LPSC is approved by the FERC, it would resolve all significant aspects of these pending complaints. The following are updates to the discussion in the Form 10-K.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding initiated by the LPSC, the MPSC, the APSC, and the City Council against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the FERC’s Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $11.6 million, which includes interest through September 30, 2024, and the estimated resulting annual rate reduction would be approximately $6.8 million. As a result of the settlement agreements with the MPSC, the APSC, and the City Council, the estimated refund and rate reduction only includes the portion related to Entergy Louisiana, whose settlement with the LPSC is pending FERC approval. See “System Energy Settlement with the MPSC” in the Form 10-K, see “System Energy Settlement with the APSC” below and in the Form 10-K, and see “System Energy Settlement with the City Council” below for discussion of the settlements. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

In August 2022 the D.C. Circuit issued an order addressing appeals of FERC’s Opinion No. 569 and 569-A, which established the methodology applied in the ALJ’s initial decision in the proceeding against System Energy discussed above and in the Form 10-K. The appellate order addressed the methodology for determining the return on equity applicable to transmission owners in MISO. The D.C. Circuit found the FERC’s use of the risk premium model as part of the methodology to be arbitrary and capricious and remanded the case back to the FERC. In October 2024 the FERC issued a remand order in the MISO transmission owners’ case, concluding that the record supported the methodology that it originally directed in Opinion No. 569 utilizing an equal weighting of the two-step discounted cash flow model and capital asset pricing model. As a result, it determined that the just and reasonable return on equity for the MISO transmission owners is 9.98%. In light of the System Energy settlements described below, the FERC’s changes to its return on equity methodology in the decision on the MISO transmission owners’ return on equity will not have any immediate effect on System Energy’s return on equity because System Energy’s return on equity is locked-in through the end of June 2026.

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

In December 2023 the United States Court of Appeals for the Fifth Circuit lifted the abeyance on the consolidated System Energy appeals, and it also consolidated the LPSC’s appeal with the System Energy appeals. In March 2024, separate petition briefs were filed by System Energy and by the LPSC. Also in March 2024, the City Council filed an intervenor brief supporting the LPSC. In June 2024 counsel for the FERC filed the respondent’s brief, arguing that the FERC’s August 2023 rehearing order concerning the sale-leaseback and depreciation rate remedy issues should be affirmed and arguing that the dispute over the uncertain tax position issue is not yet ripe. In July 2024, System Energy and the LPSC each filed separate reply briefs. In September 2024 the parties filed a joint motion to continue and stay oral argument, previously scheduled for October 2024, pending the FERC’s decision whether to approve the settlement between System Energy and the LPSC, and the United States Court of Appeals for the Fifth Circuit granted the motion.

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

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Sales Agreement bills. Based on this finding, the initial decision recommended refunds; System Energy estimates that those refunds for Entergy Louisiana would total approximately $31.5 million plus $45.6 million of interest through September 30, 2024. The initial decision also finds that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. If the FERC ultimately orders these modifications to cash working capital be implemented, the estimated annual revenue requirement impact is expected to be immaterial. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

In August 2024 the FERC approved the settlement “because it appears to be fair and reasonable and in the public interest.” System Energy paid the remaining black box refund of $98 million to Entergy New Orleans in October 2024. As discussed above and in Note 2 to the financial statements in the Form 10-K, System Energy previously settled with the MPSC and the APSC with respect to these complaints before the FERC. The settlements with the APSC, the MPSC, and the City Council represent almost 85% of System Energy’s share of the output of Grand Gulf.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
System Energy Settlement with the LPSC

In July 2024, System Energy and the LPSC staff reached a settlement in principle to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covers the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaint” in the Form 10-K, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. In August 2024 the LPSC approved the settlement. In September 2024 the settling parties filed the settlement for approval by the FERC.

The terms of the settlement with the LPSC align with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022, between System Energy and the APSC in November 2023, and between System Energy and the City Council in April 2024. The settlement provides for Entergy Louisiana to receive a black box refund of $95 million from System Energy, inclusive of approximately $15 million already received by Entergy Louisiana from System Energy. In June 2024 the remaining $80 million black box refund to Entergy Louisiana was reclassified from long-term other regulatory liabilities to accounts payable - associated companies on System Energy’s balance sheet.

In addition to the black box refund of $95 million described above, beginning with the September 2024 service month, the settlement provides for Entergy Louisiana’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity.

The settlement also includes an agreement that, subject to the receipt of necessary regulatory approvals, Entergy Louisiana will divest to Entergy Mississippi all of its interest in Grand Gulf capacity and energy under the Unit Power Sales Agreement and its purchases from Entergy Arkansas under the MSS-4 replacement tariff. Subject to the receipt of all required regulatory approvals, divestiture will be effective on January 1, 2025. In October 2024 Entergy Louisiana and Entergy Mississippi filed with the FERC a power purchase agreement under which Entergy Mississippi would purchase Entergy Louisiana’s purchases of Grand Gulf capacity and energy. The power purchase agreement is governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies. The parties requested that the FERC issue an order accepting the power purchase agreement no later than December 2024.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

Pension Costs Amendment Proceeding

As discussed in the Form 10-K, in October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in the rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Energy’s proposed amendments with an effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. In October 2023, System Energy filed direct testimony in support of its proposed amendments. Under the procedural schedule, testimony was filed through April 2024, and the hearing occurred in late May and early June 2024.

In September 2024 the presiding ALJ issued an initial decision recommending that the FERC approve inclusion of a line item for prepaid and accrued pension costs; however, the presiding ALJ did not agree with System Energy’s proposed methodology to calculate the value of the prepaid and accrued pension cost input. Instead, the presiding ALJ recommended limiting System Energy’s recovery to the prepaid and accrued pension costs that were incurred beginning in 2015 and later.

System Energy disputes the presiding ALJ's determination concerning the methodology used to calculate the prepaid and accrued pension input, and System Energy filed exceptions to these rulings in October 2024. If the ALJ’s determination is affirmed by the FERC, System Energy estimates refunds, including interest through September 30, 2024, of approximately $15 million to $19 million would be owed related to the ALJ’s findings. The ALJ's initial decision is not binding on the FERC and is an interim step in the hearing process. No refunds will be owed in connection with this proceeding and no changes to System Energy’s pension cost recovery methodology will be implemented unless and until the FERC requires them in a final order. This proceeding is not covered by the global settlements described above.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$147,339	$119,467	$445,893	$429,423

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	17,427	18,881	47,664	56,511
Nuclear refueling outage expenses	4,180	6,717	14,977	20,028
Other operation and maintenance	47,868	52,623	145,037	149,809
Decommissioning	10,923	10,495	32,445	31,173
Taxes other than income taxes	6,802	7,261	20,903	22,271
Depreciation and amortization	30,518	(11,597)	90,639	60,843
Other regulatory charges (credits) - net	(8,347)	(9,207)	13,868	(48,081)
TOTAL	109,371	75,173	365,533	292,554

OPERATING INCOME	37,968	44,294	80,360	136,869

OTHER INCOME
Allowance for equity funds used during construction	1,647	1,866	5,532	5,289
Interest and investment income	5,288	2,738	52,228	10,140
Miscellaneous - net	360	(1,405)	432	(12,096)
TOTAL	7,295	3,199	58,192	3,333

INTEREST EXPENSE
Interest expense	11,652	12,199	34,895	36,325
Allowance for borrowed funds used during construction	(685)	(448)	(2,138)	(1,239)
TOTAL	10,967	11,751	32,757	35,086

INCOME BEFORE INCOME TAXES	34,296	35,742	105,795	105,116

Income taxes	8,219	8,045	23,752	24,115

NET INCOME	$26,077	$27,697	$82,043	$81,001

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$82,043	$81,001
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	162,837	141,213
Deferred income taxes, investment tax credits, and non-current taxes accrued	38,301	24,887
Changes in assets and liabilities:
Receivables	7,714	49,881
Accounts payable	70,282	(16,504)
Taxes accrued	(16,404)	(5,782)
Interest accrued	827	4,571
Other working capital accounts	(21,934)	8,936
Other regulatory assets	22,117	(64,565)
Other regulatory liabilities	(45,306)	(15,981)
Pension and other postretirement funded status	(10,660)	(14,484)
Other assets and liabilities	(176,537)	(37,983)
Net cash flow provided by operating activities	113,280	155,190

INVESTING ACTIVITIES
Construction expenditures	(117,597)	(80,068)
Allowance for equity funds used during construction	5,532	5,289
Nuclear fuel purchases	(122,946)	(57,790)
Proceeds from sale of nuclear fuel	16,465	37,104
Decrease (increase) in other investments	23	(4)
Proceeds from nuclear decommissioning trust fund sales	682,377	245,386
Investment in nuclear decommissioning trust funds	(696,964)	(262,291)
Changes in money pool receivable - net	(8,119)	85,209
Net cash flow used in investing activities	(241,229)	(27,165)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	812,087	662,965
Retirement of long-term debt	(743,757)	(698,137)
Capital contribution from parent	150,000	—
Change in money pool payable - net	(12,246)	—
Net cash flow provided by (used in) financing activities	206,084	(35,172)

Net increase in cash and cash equivalents	78,135	92,853
Cash and cash equivalents at beginning of period	60	2,940
Cash and cash equivalents at end of period	$78,195	$95,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$36,497	$30,249
Income taxes	($2,326)	$—
Noncash investing activities:
Accrued construction expenditures	$15,240	$16,732

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$616	$60
Temporary cash investments	77,579	—
Total cash and cash equivalents	78,195	60
Accounts receivable:
Associated companies	56,881	54,544
Other	4,929	6,861
Total accounts receivable	61,810	61,405
Materials and supplies - at average cost	165,368	155,565
Deferred nuclear refueling outage costs	23,742	8,603
Prepayments and other	6,817	3,373
TOTAL	335,932	229,006

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,525,289	1,342,317
TOTAL	1,525,289	1,342,317

UTILITY PLANT
Electric	5,613,464	5,495,728
Construction work in progress	96,380	130,866
Nuclear fuel	207,738	160,655
TOTAL UTILITY PLANT	5,917,582	5,787,249
Less - accumulated depreciation and amortization	3,553,541	3,493,299
UTILITY PLANT - NET	2,364,041	2,293,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	424,243	446,360
Other	13,408	730
TOTAL	437,651	447,090

TOTAL ASSETS	$4,662,913	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2024 and December 31, 2023
(Unaudited)
	2024	2023
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$90	$57
Accounts payable:
Associated companies	188,152	118,523
Other	40,956	73,580
Taxes accrued	10,997	27,401
Interest accrued	13,781	12,954
Other	4,353	4,354
TOTAL	258,329	236,869

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	445,859	405,744
Accumulated deferred investment tax credits	44,908	46,960
Regulatory liability for income taxes - net	106,316	107,458
Other regulatory liabilities	738,748	782,912
Decommissioning	1,116,679	1,084,234
Pension and other postretirement liabilities	21,535	19,491
Long-term debt	809,495	738,402
Other	462	1,754
TOTAL	3,284,002	3,186,955

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2024 and 2023	1,066,850	916,850
Retained earnings (accumulated deficit)	53,732	(28,311)
TOTAL	1,120,582	888,539

TOTAL LIABILITIES AND EQUITY	$4,662,913	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2022	$1,086,850	($137,083)	$949,767

Net income	—	27,545	27,545
Balance at March 31, 2023	1,086,850	(109,538)	977,312

Net income	—	25,759	25,759
Balance at June 30, 2023	1,086,850	(83,779)	1,003,071

Net income	—	27,697	27,697
Balance at September 30, 2023	$1,086,850	($56,082)	$1,030,768

Balance at December 31, 2023	$916,850	($28,311)	$888,539

Net income	—	31,118	31,118
Capital contribution from parent	150,000	—	150,000
Balance at March 31, 2024	1,066,850	2,807	1,069,657

Net income	—	24,848	24,848
Balance at June 30, 2024	1,066,850	27,655	1,094,505

Net income	—	26,077	26,077
Balance at September 30, 2024	$1,066,850	$53,732	$1,120,582

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2024-7/31/2024	—	$—	—	$350,052,918
8/01/2024-8/31/2024	—	$—	—	$350,052,918
9/01/2024-9/30/2024	—	$—	—	$350,052,918
Total	—	$—	—

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

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, the following directors or officers of Entergy or the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

Name and Title	Action	Date of Action	Type of Trading Arrangement (a)	Aggregate Number of Shares to be Purchased or Sold	Expiration Date (b)
Deanna D. Rodriguez, Chair of the Board, President and Chief Executive Officer of Entergy New Orleans, LLC	Adopted	09/09/2024	Rule 10b5-1 trading arrangement	Up to 3,044 shares to be sold (c)	12/08/2025

(a)Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(b)Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the expiration date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Plan” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1(c), as amended.
(c)This trading arrangement provides for the sale of up to 3,044 shares upon the exercise of outstanding options.

Other than those disclosed above, no director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2024.

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

In August 2024 the NRC placed Waterford 3 in Column 2, effective second quarter 2024, based on exceeding the threshold for reactor scrams in June 2024. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

Environmental Regulation

The following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. The following are updates to that discussion.

Revised Fine Particulate (PM2.5) NAAQS

In March 2024 the EPA issued a final rule which revised the primary annual NAAQS for fine particulate matter, also known as PM2.5, from 12 ug/m3 to 9 ug/m3. This new standard was effective May 2024 and initial attainment/nonattainment designations for areas with available information are due within two years, by May 2026. For any areas designated as nonattainment for this revised standard, State Implementation Plans (SIPs) to address nonattainment requirements will be due within 18 months of the effective date of any initial nonattainment designations. Within the areas in which the Utility operating companies operate, regulatory agency air monitor data from 2021-2023 for Pulaski County and Union County, Arkansas, West Baton Rouge Parish, Louisiana, Harris County, Texas and Hinds County, Mississippi reflect annual average PM2.5 concentrations in excess of this new standard and monitors for several other areas reflect concentrations between 8-9 ug/m3. Initial attainment and nonattainment designations will be based on data from 2022-2024. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and nonattainment with this revised fine particulate NAAQS.

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

Good Neighbor Plan/Cross-State Air Pollution Rule

As discussed in the Form 10-K, in June 2023 the EPA published its final Federal Implementation Plan (FIP), known as the Good Neighbor Plan, to address interstate transport for the 2015 ozone NAAQS which would increase the stringency of the Cross-State Air Pollution Rule (CSAPR) program in all four of the states where the Utility operating companies operate. The FIP would significantly reduce ozone season NOx emission allowance budgets and allocations for electric generating units. Prior to issuance of the FIP, in February 2023 the EPA issued related SIP disapprovals for many states, including the four states in which the Utility operating companies operate, and these SIP disapprovals are the subject of many legal challenges, including a petition for review filed by Entergy Louisiana challenging the disapproval of Louisiana’s SIP. Stays of the SIP disapprovals have been granted in all four states in which the Utility operating companies operate, and the FIP will not go into effect while the stays are in place. Decisions on the merits regarding the respective SIP disapprovals are now expected in late 2024 or early 2025. The FIP is also subject to numerous legal challenges in various federal circuit courts of appeals, and in June 2024 the U.S. Supreme Court issued an order, in challenges filed in the D.C. Circuit, staying enforcement of the FIP pending the D.C. Circuit Court’s review of the rule. Entergy is monitoring this litigation and assessing its compliance options in the event that the FIP becomes effective.

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

For new gas combustion turbine EGUs, the final rule includes three subcategories of emission standards based on the unit’s annual capacity factor. Applicable emission standards for each subcategory are: a heat-input based CO2 emission standard for low load (<20% annual capacity factor) EGUs; an output-based CO2 efficiency standard for intermediate load (>20% but <40% annual capacity factor) EGUs; and, for base load (>40% annual capacity factor) EGUs, a Phase 1 output-based CO2 efficiency standard followed by a more stringent Phase 2 CO2 standard which will apply beginning January 1, 2032. The Phase 2 standard was established based on an EPA determination that carbon capture and sequestration (CCS) represents the best system of emission reduction (BSER) for new base load combustion turbine EGUs. The final rule allows for a possible one-year extension to the compliance date for the Phase 2 standard in circumstances where a source faces a delay in installation of controls due to factors outside of the control of the EGU owner/operator.

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

Pursuant to the 2015 CCR rule, Entergy operates groundwater monitoring systems surrounding its CCR landfills located at White Bluff, Independence, and Nelson. In May 2024 the EPA finalized a rule establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). CCR utilized in roadbeds and embankments is excluded from the CCRMU definition. Entergy does not have any legacy impoundments; however, the definition of CCR management units includes on-site areas where CCR was beneficially used. This is contrary to the 2015 CCR rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities must identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the various CCR rules continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rules. Consequently, the nature and cost of additional corrective action requirements may depend, in part, on the outcome of the litigation and further EPA review. Given the complexity and recency of the EPA guidance, Entergy is still evaluating the level of work that will ultimately be required to comply with the rule. Based on initial estimates of multiple possible remediation scenarios, Entergy recorded a $42 million increase in its decommissioning cost liabilities for White Bluff and Independence, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the unit. Entergy will continue to update the asset retirement obligation as the requirements of the 2024 CCR rule are clarified. As of September 30, 2024, Entergy has recorded asset retirement obligations related to CCR management of $72 million. Additionally, all three sites (White Bluff, Independence, and Nelson) are preparing to implement measures to meet the new and updated Effluent Limitation Guidelines discussed below.

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

Item 6.  Exhibits

4(a) -	Ninety-Ninth Supplemental Indenture, dated as of August 1, 2024, to Mortgage and Deed of Trust of Entergy Louisiana, dated as of April 1, 1944 (4.70 to Form 8-K filed August 9, 2024 in 1-32718).
4(b) -	Twentieth Supplemental Indenture, dated as of August 1, 2024, to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.68 to Form 8-K filed August 9, 2024 in 1-32718).

4(c) -
Officer’s Certificate No. 30-B-22, dated August 6, 2024, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.67 to Form 8-K filed August 9, 2024 in 1-32718).

4(d) -
Officer’s Certificate No. 23-B-17, dated August 12, 2024, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.74 to Form 8-K filed August 15, 2024 in 1-34360).

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

Date:    November 1, 2024