Form 10-K
period 2024-12-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2025-02-18
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Entergy Arkansas, LLC
Entergy Louisiana, LLC
Entergy Mississippi, LLC
Entergy New Orleans, LLC
Entergy Texas, Inc.
System Energy Resources, Inc.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants’ executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates at June 30, 2024 was $22.9 billion.  Entergy Corporation is the sole holder of the common stock of Entergy Texas, Inc. and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holding Company, LLC, which is the sole holder of the common membership interests of Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC.

Common Stock Outstanding		Outstanding at January 31, 2025
Entergy Corporation	($0.01 par value)	430,412,580

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 2, 2025, are incorporated by reference into Part III hereof.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including (a) those factors discussed or incorporated by reference in Item 1A. Risk Factors in this report, (b) those factors discussed or incorporated by reference in Management’s Financial Discussion and Analysis in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent filings with the SEC):

•resolution of pending and future rate cases and related litigation, formula rate proceedings and related negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs, as well as delays in cost recovery resulting from these proceedings;
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules, market design and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, delays in developing or interconnecting new generation or other resources or other adverse effects arising from the volume of requests in the MISO transmission interconnection queue, which delays or other adverse effects may be exacerbated by significant current and expected load growth, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;
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
•resolution of pending or future applications, as well as regulatory proceedings and litigation, relating to generation, transmission, or other facilities (including license modifications or other authorizations for nuclear generating facilities) and the effect of public and political opposition on these applications, regulatory proceedings, and litigation, including without limitation opposition to the employment of technologies to capture, transport, and store carbon dioxide from gas plants, land use opposition to new solar facilities and transmission lines, and land use and other environmental opposition to wind turbines;
•the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;

FORWARD-LOOKING INFORMATION (Continued)

•increases in costs and capital expenditures that could result from changing regulatory requirements, changing governmental policies, priorities, programs and actions, including as a result of tariffs and other measures, changing economic conditions, and emerging operating and industry issues, such as growth in demand from large data centers, and the risks related to recovery of these costs and capital expenditures from Entergy’s customers (especially in an increasing cost environment);
•the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s utility system, including its nuclear generating facilities;
•Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•the prices and availability of fuel and power Entergy must purchase for its Utility customers, particularly given the recent and ongoing significant growth in liquified natural gas exports and the associated significantly increased demand for natural gas and resulting fluctuation in natural gas prices, increasing challenges with respect to natural gas transportation arrangements, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
•volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, including as a result of trade-related governmental actions, such as tariffs and other measures, and the effect of those changes on Entergy and its customers;
•changes in environmental laws and regulations, agency positions, or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations, as well as changes to governmental policies incentivizing the development or utilization of alternative sources of generation;
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
•effects of climate change, including the potential for increases in the frequency or severity of extreme weather events, such as hurricanes, heat waves, drought or wildfires, and rising sea levels or coastal land and wetland loss, and Entergy’s ability to effectively prepare for such effects and events, including through accelerated resilience plans and projects, and any challenges in execution thereof and/or in obtaining any necessary regulatory approvals for appropriate scope and timing of such plans and projects now and in the future;
•the risk that as a result of Entergy’s membership in Nuclear Electric Insurance Limited (NEIL), an incident at a NEIL member-insured nuclear generation facility could lead to a significant retrospective assessment;
•the risk that an incident at a nuclear generation facility participating in a secondary financial protection system could lead to a significant retrospective insurance premium;

v

FORWARD-LOOKING INFORMATION (Continued)

•changes in the quality and availability of water supplies and the related regulation of water use and diversion;
•Entergy’s ability to manage and execute on its capital projects, including any capital projects to serve the growing demand for electricity driven in part by the development of large data centers, and to complete such capital projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its capital and operation and maintenance costs;
•the effects of supply chain disruptions, including those driven by geopolitical developments or trade-related governmental actions, including tariffs and other measures, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in the Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;
•changes to or the repeal of federal income tax laws, regulations, and interpretive guidance and policies, including the Inflation Reduction Act of 2022 and the continuing impact of the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•the effect of interest rate volatility and other changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
•actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates and the impacts of inflation or a recession on our customers;
•the effects of government investigations, proceedings, or audits;
•changes in technology, including (i) Entergy’s ability to effectively assess, implement, and manage new or emerging technologies, including its ability to maintain and protect personally identifiable information while doing so; (ii) the emergence of artificial intelligence (including machine learning), which may present increased electricity demand, as well as ethical, security, legal, operational, or regulatory challenges; (iii) advances in artificial intelligence (including machine learning) technologies that could reduce the expected electricity demand for these technologies and data centers; (iv) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management, and other measures that reduce load and government policies impacting development or utilization of the foregoing; and (v) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•Entergy’s ability to effectively formulate and implement plans to increase its carbon-free energy capacity and to reduce its carbon emission rate and aggregate carbon emissions, including its commitment to achieve net-zero carbon emissions by 2050 and the related increasing investment in renewable power generation sources and carbon capture and storage, the potential impact on its business and financial condition of attempting to achieve such objectives, and Entergy’s ability to achieve its climate goals and commitments due to expected load growth;
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

FORWARD-LOOKING INFORMATION (Concluded)

•the effects of a catastrophe, pandemic (or other health-related event), or a global or geopolitical event such as the military activities between Russia and Ukraine, or Israel and Hamas, including resultant economic and societal disruptions; fuel procurement disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting and/or working partially remotely; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
•Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills, institutional knowledge, capacity, and abilities, including the ability to effectively execute on Entergy’s growth strategy;
•Entergy’s ability to attract, retain, and manage an appropriately qualified and sufficiently staffed workforce;
•changes in accounting standards and corporate governance best practices;
•declines in the market prices of marketable securities and changes in interest rates and resulting pension and retiree welfare plan funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefits plans;
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
•reductions in the demand for electricity to power hyperscale data centers and the potential for stranded assets;
•concentration of business with a small number of customers in an industry based on emerging technologies, including artificial intelligence and machine learning; and
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that they may undertake, and their ability to meet the rapidly growing demand for electricity, including from hyperscale data center and other large customers, and to manage the impacts of growth in demand for electricity on customers and Entergy’s business.

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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana. See the “Held for Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses. Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022. See Note 13 to the financial statements for discussion of and financial information regarding Entergy’s business segments.

Results of Operations

2024 Compared to 2023

Following are income statement variances for Utility, Parent & Other, and Entergy comparing 2024 to 2023 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2023 Net Income (Loss) Attributable to Entergy Corporation	$2,507,127	($150,591)	$2,356,536

Operating revenues	(217,142)	(50,617)	(267,759)
Fuel, fuel-related expenses, and gas purchased for resale	(541,322)	(3,384)	(544,706)
Purchased power	(97,538)	(31,262)	(128,800)
Other regulatory charges (credits) - net	132,336	—	132,336
Other operation and maintenance	13,108	(13,084)	24
Asset write-offs, impairments, and related charges (credits)	51,813	12,642	64,455
Taxes other than income taxes	(2,107)	(519)	(2,626)
Depreciation and amortization	168,117	48	168,165
Other income (deductions)	244,652	(362,917)	(118,265)
Interest expense	83,012	61,402	144,414
Other expenses	10,182	96	10,278
Income taxes	890,512	181,050	1,071,562
Preferred dividend requirements of subsidiaries and noncontrolling interests	(180)	—	(180)
2024 Net Income (Loss) Attributable to Entergy Corporation	$1,826,704	($771,114)	$1,055,590

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for 2024 include: (1) a $320 million ($253 million net-of-tax) settlement charge, reflected in Parent & Other above, recognized as a result of a group annuity contract purchased in 2024 to settle certain pension liabilities; (2) expenses of $151 million ($112 million net-of-tax), recorded at Utility in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023; (3) a $132 million ($97 million net-of-tax) charge, recorded at Utility, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024; and (4) a $78 million ($57 million net-of-tax) regulatory charge, recorded at Utility in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 11 to the financial statements for discussion of the group annuity contract and settlement charge. See Note 2 to the financial statements for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement. See Note 2 to the financial statements for discussion of the Entergy Arkansas opportunity sales proceeding. See Note 3 to the financial statements for discussion of the Entergy New Orleans April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

Results of operations for 2023 include: (1) a $568 million reduction, recorded at Utility, and a $275 million reduction, recorded at Parent & Other, in income tax expense as a result of the resolution of the 2016-2018 IRS audit, partially offset by $98 million ($72 million net-of-tax) of regulatory charges, recorded at Utility, to reflect credits expected to be provided to customers by Entergy Louisiana and Entergy New Orleans as a result of the resolution of the 2016-2018 IRS audit; (2) the reversal of a $106 million regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the Tax Cuts and Jobs Act, recorded at Utility, as part of the settlement of Entergy Louisiana’s test year 2017 formula rate plan filing; (3) a $129 million reduction in income tax expense as a result of Entergy Louisiana’s storm cost securitization in March 2023, partially offset by a $103 million ($76 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding; and (4) write-offs of $78 million ($59 million net-of-tax), recorded at Utility, as a result of Entergy Arkansas’s approved motion to forgo recovery of identified costs resulting from the 2013 ANO stator incident. See Note 3 to the financial statements for discussion of the resolution of the 2016-2018 IRS audit and discussion of the Tax Cuts and Jobs Act. See Note 2 to the financial statements for further discussion of the Entergy Louisiana formula rate plan global settlement. See Notes 2 and 3 to the financial statements for further discussion of the Entergy Louisiana March 2023 storm cost securitization. See Note 8 to the financial statements for further discussion of the ANO stator incident and the approved motion to forgo recovery.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing 2024 to 2023:

Amount
(In Millions)
2023 operating revenues	$12,023
Fuel, rider, and other revenues that do not significantly affect net income	(393)
Retail one-time bill credit	(92)
Storm restoration carrying costs	(36)
Volume/weather	87
Retail electric price	217
2024 operating revenues	$11,806

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy previously recorded a regulatory liability at the time of the global black box settlement reached between System Energy and the MPSC in June 2022. See Note 2 to the financial statements for discussion of the System Energy settlements with the APSC and the MPSC and discussion of Entergy Arkansas’s Grand Gulf credit rider.

Storm restoration carrying costs, representing the equity component of storm restoration carrying costs, includes $31 million recognized by Entergy Louisiana as part of its March 2023 storm cost securitization and $5 million recognized by Entergy New Orleans as part of the City Council’s approval of the Entergy New Orleans storm cost certification report in December 2023. See Note 2 to the financial statements for discussion of the storm cost securitizations.

The volume/weather variance is primarily due to an increase in weather-adjusted residential and commercial usage, partially offset by the effect of less favorable weather on residential and commercial sales. The increase in weather-adjusted residential usage is the result of higher fixed charges, partially offset by lower volumetric rates, applied to lower usage. Adding to this was an increase in industrial usage primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining and chlor-alkali industries and from new customers in the technology industry.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2024;
•increases in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023 and September 2024;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2024 and July 2024, including the implementation of the interim facilities rate adjustment effective over six months beginning in July 2024;
•increases in Entergy New Orleans’s formula rate plan rates effective September 2023 and September 2024; and
•an increase in Entergy Texas’s base rates effective June 2023 and the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024, partially offset by the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective over three months beginning in May 2023.

See Note 2 to the financial statements for further discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Utility for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	36,039	36,372	(1)
Commercial	28,251	28,221	—
Industrial	57,081	52,807	8
Governmental	2,480	2,458	1
Total retail	123,851	119,858	3
Sales for resale	14,010	15,189	(8)
Total	137,861	135,047	2

See Note 19 to the financial statements for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,838 million for 2023 to $2,851 million for 2024 primarily due to:

•an increase of $38 million in compensation and benefits costs primarily due to higher healthcare claims activity, including lower prescription drug rebates in 2024 as compared to 2023, and higher incentive-based accruals in 2024 as compared to 2023;
•an increase of $19 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•an increase of $15 million in transmission costs allocated by MISO. See Note 2 to the financial statements for discussion of the recovery of these costs;
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
•an increase of $10 million in loss provisions;
•an increase of $8 million in storm damage provisions;
•an increase of $7 million in bad debt expense; and
•a gain of $7 million on the partial sale of a service center at Entergy Texas in April 2023 as part of an eminent domain proceeding.

The increase was partially offset by:

•a decrease of $54 million in power delivery expenses primarily due to lower vegetation maintenance costs;
•a decrease of $15 million in nuclear generation expenses primarily due to a lower scope of work performed in 2024 as compared to 2023 and lower nuclear labor costs;
•a decrease of $12 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2024 as compared to 2023;
•a decrease of $10 million in information technology costs primarily due to enhancements made in 2023 to certain information technology systems; and
•a decrease of $9 million in customer service center support costs primarily due to lower contract costs.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Asset write-offs, impairments, and related charges (credits) includes:

•a $132 million charge to reflect the write-off, at Entergy Arkansas, of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024. See Note 2 to the financial statements for discussion of the Entergy Arkansas opportunity sales proceeding; and
•the effects of Entergy Arkansas forgoing recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 8 to the financial statements for further discussion of the ANO stator incident and the approved motion to forgo recovery.

Depreciation and amortization expenses increased primarily due to:

•additions to plant in service;
•a reduction in depreciation expense of $41 million, recorded in third quarter 2023 at System Energy, representing the cumulative difference in depreciation expense resulting from the depreciation rates used from March 2022 through June 2023 and the depreciation rates included in the depreciation amendment proceeding settlement filing approved by the FERC in August 2023;
•the recognition of $28 million in depreciation expense in 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and results in no effect on net income. See Note 2 to the financial statements for discussion of the 2022 base rate case at Entergy Texas; and
•an increase in nuclear depreciation rates at Entergy Louisiana effective September 2024 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements for discussion of the global stipulated settlement agreement.

The increase was partially offset by a decrease in depreciation rates at System Energy effective June 2023. See Note 2 to the financial statements for discussion of the Unit Power Sales Agreement depreciation amendment proceeding.

Other regulatory charges (credits) - net includes:

•the reversal in third quarter 2024 of a $92 million regulatory liability recognized for Entergy Arkansas’s obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements for discussion of the System Energy settlement with the APSC and discussion of Entergy Arkansas’s Grand Gulf credit rider;
•a regulatory credit of $16 million, recorded by Entergy Arkansas in fourth quarter 2024, to reflect the amount of the 2023 historical year netting adjustment included in the 2024 formula rate plan filing that it expects to collect from its customers during the 2025 rate effective period. See Note 2 to the financial statements for discussion of the Entergy Arkansas 2024 formula rate plan filing;
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
•regulatory charges of $150 million, recorded by Entergy Louisiana in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement;
~~•~~a regulatory charge of $60 million, recorded by Entergy New Orleans in fourth quarter 2023, to reflect credits expected to be provided to customers as a result of the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements for discussion of the resolution of the 2016-2018 IRS audit;
•a regulatory charge of $78 million, recorded by Entergy New Orleans in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit; and
•the reversal in third quarter 2023 of $22 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved. See Note 2 to the financial statements for discussion of Entergy Texas’s 2022 base rate case.

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
•a decrease of $56 million in non-service pension costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project at Entergy Texas;
•a $15 million charge, recorded by Entergy Louisiana in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization; and
•an increase of $14 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitizations. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary.

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

Parent and Other

Asset write-offs, impairments, and related charges (credits) includes:

•the effects of recording a favorable final judgment of $20 million in fourth quarter 2024 to resolve claims in the Northstar Vermont Yankee, LLC (previously Entergy Nuclear Vermont Yankee) final round Vermont Yankee damages case against the DOE;
•the effects of recording a favorable final judgment of $7 million in fourth quarter 2024 to resolve claims in the Holtec Palisades, LLC (previously Entergy Nuclear Palisades) final round Palisades damages case against the DOE; and
•the effects of recording a favorable final judgment of $40 million in third quarter 2023 to resolve claims in the Indian Point 2 fourth round and Indian Point 3 third round combined damages case against the DOE.

See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Other income (deductions) decreased primarily due to:

•a $320 million ($253 million net-of-tax) non-cash settlement charge recognized as a result of a group annuity contract purchased in 2024 to settle certain pension liabilities. See Note 11 to the financial statements for discussion of the group annuity contract and settlement charge;
•lower non-service pension income. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs; and
•an increase of $14 million in the amount of the elimination for consolidation purposes of intercompany dividend income from affiliated preferred membership interest, as discussed above.

Interest expense increased primarily due to the issuance of $1.2 billion of junior subordinated debentures in May 2024 and higher commercial paper balances. See Note 4 to the financial statements for discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rates were 26.4% for 2024 and (41.3%) for 2023. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of results of operations for 2023 compared to 2022.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Income Tax Legislation and Regulation

The Inflation Reduction Act of 2022 (IRA), signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power facilities. Additionally, the IRA enacted a 1% excise tax on the buyback of public company stock and a new corporate alternative minimum tax (CAMT). Effective for tax years beginning after December 31, 2022, the CAMT imposes a 15% tax on the Adjusted Financial Statement Income (AFSI) on each corporation in a group of corporations that averages greater than $1 billion in AFSI over a three-year period. Taxpayers subject to the CAMT regime must pay the greater of 15% of AFSI or their regular federal tax liability. In September 2024 the IRS issued proposed regulations regarding the application of the CAMT. Entergy and the Registrant Subsidiaries are closely monitoring any potential impact associated with the expansion of federal tax incentives, the 1% excise tax, and CAMT. Based on current IRS guidance and internal forecasts, Entergy and the Registrant Subsidiaries may be subject to the CAMT beginning in the next two to four years. The U.S. Treasury is expected to issue further guidance that will clarify how the tax credit provisions and CAMT provisions will be interpreted and applied. This guidance will determine the amount of tax credits and incremental cash tax payments Entergy expects in the future as a result of the legislation. Prior to receiving this guidance, Entergy cannot adequately assess the expected future effects on its results of operations, financial position, and cash flows.

In March and April of 2024 the IRS issued final regulations related to applicable tax credit transferability and direct pay provisions of the IRA. In June 2024 the IRS issued final regulations related to the prevailing wage and apprenticeship requirements under the IRA. In December 2024 the IRS issued final regulations related to technology neutral production tax credits and investment tax credits. Entergy and the Registrant Subsidiaries are closely monitoring any potential effects associated with such federal tax incentives to assess the expected future effects on their results of operations, cash flows, and financial condition. Entergy Arkansas has accrued approximately $5 million of solar production tax credits associated with the Walnut Bend Solar facility, the Driver Solar facility, and the West Memphis Solar facility in 2024. As the value of such credits is expected to be provided to customers, a regulatory liability has been recorded for all credits recognized in 2024.

In April 2023 the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized and provides procedures for taxpayers to obtain automatic consent to change their method of accounting. Entergy adopted this new method of income tax accounting beginning with the 2023 federal income tax return utilizing the safe harbor method in accordance with Revenue Procedure 2023-15. The additional temporary deductions taken using the new method resulted in the recognition of deferred tax liabilities of $14.2 million for Entergy, $7.6 million for Entergy Louisiana, and $6.6 million for Entergy New Orleans.

Entergy Arkansas, Entergy Louisiana, and System Energy have the potential to generate zero-emission nuclear power production tax credits for electricity generated by their respective nuclear power facilities. Based on guidance provided by the U.S. Treasury and the IRS, the nuclear production tax credits will be calculated by multiplying the kWh of qualifying electricity by $0.003, with the value of the credits decreasing ratably, or phasing out, once the annual gross receipts from the sale of nuclear power exceed a certain threshold. If certain prevailing wage requirements are satisfied, the calculation of the credit, as described in the preceding sentence, is multiplied by a factor of five. Additional guidance is needed from the U.S. Treasury and/or the IRS to determine how the value of these credits will be calculated for power generated from nuclear facilities of rate-regulated utilities. Due to the uncertainty of value, if any, of credits Entergy Arkansas, Entergy Louisiana, or System Energy may receive, such credits have not been recognized for the nuclear power produced in 2024. Depending on the specifics of the expected additional guidance from the U.S. Treasury and/or the IRS, Entergy Arkansas, Entergy Louisiana, or System Energy may not recognize any production tax credits for their nuclear facilities, or they could recognize a significant amount each year, beginning for 2024. If the IRS does not issue any technical guidance before the due date of Entergy’s 2024 tax return, Entergy Arkansas, Entergy Louisiana, and System Energy will be required to

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
reassess the determination of the availability of such credits based on any other additional information or regulatory requests. If credits are recognized in future periods, the value of such credits is expected to be provided to customers. As such, recognition of nuclear production tax credits is not expected to have a material effect on the results of operations of Entergy, Entergy Arkansas, Entergy Louisiana, or System Energy.

Entergy is not able to predict the effects of any change to or repeal of the above tax legislation, including any federal tax incentives or tax credits, on its or the Registrant Subsidiaries’ results of operations, financial position, and cash flows.

Louisiana Tax Reform

In November 2024, during the Louisiana Third Special Legislative Session of 2024, the Louisiana legislature enacted comprehensive tax reform measures, including the reduction of the corporate state income tax rate to a flat 5.5% from the current highest marginal rate of 7.5%, effective January 1, 2025. Additional enacted measures include the repeal of the Louisiana corporate franchise tax effective January 1, 2026, and an increase in the state sales tax rate to 5%, effective January 1, 2025, until January 1, 2030, when the rate decreases to 4.75%. Additionally, certain digital products and services, such as remotely accessed software and information services, will be subject to sales tax effective January 1, 2025. These products and services will also be taxable at the local level. See Note 3 to the financial statements for further discussion on the 2024 Louisiana tax reform.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

	December 31, 2024	December 31, 2023
Debt to capital	65.3%	63.8%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	65.1%	63.5%
Effect of subtracting cash	(0.7%)	(0.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	64.4%	63.4%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of December 31, 2024, 21.1% of the debt outstanding is at the parent company, Entergy Corporation, and 78.9% is at the Utility. Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements. Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2024. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2024. The amounts below include payments on System Energy’s Grand Gulf sale-leaseback transaction, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2025	2026	2027	2028-2029	after 2029
	(In Millions)
Utility	$1,535	$2,540	$1,927	$3,490	$29,370
Parent & Other	917	855	90	810	5,669
Total	$2,452	$3,395	$2,017	$4,300	$35,039

See Note 5 to the financial statements for further details of long-term debt.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The estimated interest rate for the year ended December 31, 2024 that would have been applied to outstanding borrowings under the facility was 5.96%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of December 31, 2024:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,000	$—	$3	$2,997

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of December 31, 2024, Entergy Corporation had $927.3 million of commercial paper outstanding. The weighted-average interest rate for the year ended December 31, 2024 was 5.52%.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2024 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2024	Letters of Credit Outstanding as of December 31, 2024
Entergy Arkansas	April 2026	$25 million (b)	6.31%	—	—
Entergy Arkansas	June 2029	$300 million (c)	5.58%	—	—
Entergy Louisiana	June 2029	$400 million (c)	5.71%	—	—
Entergy Mississippi	June 2029	$300 million (c)	5.58%	—	—
Entergy New Orleans	June 2027	$25 million (c)	6.08%	—	—
Entergy Texas	June 2029	$300 million (c)	5.71%	—	$1.1 million

(a)The interest rate is the estimated interest rate as of December 31, 2024 that would have been applied to outstanding borrowings under the facility.
(b)Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.
(c)The credit facility includes fronting commitments for the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $5 million for Entergy Mississippi; $10 million for Entergy New Orleans; and $25 million for Entergy Texas.

Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has an uncommitted standby letter of credit facility as a means to post collateral to support their obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2024:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2024 (a) (b)
Entergy Arkansas	$25 million	0.78%	$18.1 million
Entergy Louisiana	$125 million	0.78%	$46.2 million
Entergy Mississippi	$65 million	0.78%	$33.1 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$93.4 million

(a)As of December 31, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $0.5 million for Entergy Arkansas, $0.1 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.3 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.
(b)As of December 31, 2024, the letters of credit issued for Entergy Mississippi include $31.8 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding under this facility.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Finance lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2025	2026	2027	2028-2029	after 2029
	(In Millions)
Finance lease payments	$24	$22	$20	$30	$55

Finance leases are discussed in Note 10 to the financial statements.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2024 on non-cancelable operating leases with a term over one year:

	2025	2026	2027	2028-2029	after 2029
	(In Millions)
Operating lease payments	$77	$69	$58	$65	$48

Operating leases are discussed in Note 10 to the financial statements.

Other Obligations

Entergy currently expects to contribute approximately $240 million to its qualified pension plans and approximately $42.8 million to its other postretirement plans in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy has $248 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, the Registrant Subsidiaries enter into fuel and purchased power agreements that contain minimum purchase obligations. The Registrant Subsidiaries each have rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments for 2025 through 2027.

Planned construction and capital investments	2025	2026	2027
	(In Millions)
Generation	$4,105	$4,850	$4,190
Transmission	1,550	2,120	2,335
Distribution	2,345	2,335	1,835
Utility Support	395	340	445
Total	$8,395	$9,645	$8,805

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•investments in generation projects to modernize, decarbonize, expand, and diversify Entergy’s portfolio, as well as to support customer growth, including St. Jacques Facility, Bayou Power Station, Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Orange County Advanced Power Station, Lone Star Power Station, Segno Solar, Votaw Solar, and potential construction of additional generation;
•investments in the Utility nuclear fleet;
•transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and
•distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

For the next several years, the Utility’s owned and contracted generating capacity is projected to be adequate to meet MISO reserve requirements; however, MISO has implemented changes to its resource adequacy construct that generally move from an annual to a seasonal design and that changes the way that resources are assigned capacity credit. MISO has also recently obtained FERC approval to implement additional changes that further affect the assignment of capacity credit to resources. As a result of these changes, there may be seasonal variations in the capacity credit afforded to the Utility operating companies’ resources by MISO, and some resource types generally may be assigned less capacity credit than they have historically. MISO continues to pursue market design changes related to its resource adequacy construct. The FERC recently approved a reliability-based demand curve that may have the effect of increasing the clearing prices in the MISO planning resource auction and increasing the planning reserve margin requirement for the Utility operating companies. MISO is also pursuing changes to the market rules governing load modifying resources, which could affect the accreditation of these resources and, as a result, the capacity positions of the Utility operating companies. These market design changes may have an effect on both the Utility operating companies’ liquidity and the capital investment needed for long-term resources. Entergy is monitoring the evolution and application of these rules, which may require the Utility operating companies to procure additional capacity credits from the MISO market and in the longer-term may impact the incremental additional supply resources needed. The Utility’s supply plan initiative will continue to seek to transform its generation portfolio with new generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
measures, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Renewables

2021 Solar Certification and the Geaux Green Option

In November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources that are expected to provide $242 million in net benefits to Entergy Louisiana’s customers. These resources, all of which would be constructed in Louisiana, include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility each achieved commercial operation in 2024, and the Vacherie Facility and the St. Jacques Facility originally had estimated in service dates in 2025, but are now expected to be no sooner than 2027. The filing proposed to recover the costs of the power purchase agreements through the fuel adjustment clause and the formula rate plan and the acquisition costs through the formula rate plan.

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

In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG), and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complied with applicable LPSC orders. The LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022 the LPSC staff and LEUG filed cross-answering testimony concerning each other’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement. Following the LPSC approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities until the later of March 2023 or the completion of an environmental and economic impact study. In November 2023, St. James Parish lifted the moratorium and adopted an ordinance modifying the parish’s land use plan to establish solar as an approved land use and defining corresponding solar regulations. In March 2024 the project developer submitted a solar energy facility farm permit application to the St. James Parish planning commission to request approval for the Vacherie and St. Jacques Facilities. In June 2024 the St. James Parish council denied the application and following this denial, the project developer and one of the project’s ground lessors filed separate lawsuits seeking to overturn the council’s decision. Entergy Louisiana is currently monitoring the status of the aforementioned lawsuits and also considering alternate paths forward.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Alternative RFP and Certification

In 2023, Entergy Louisiana made a filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing contained the details of the proposal for the alternative competitive procurement process and the information necessary to support certification. In addition to the acquisition of up to 3 GW of solar resources, the filing also sought approval of a new renewable energy credits-based tariff, the Geaux ZERO rider. In June 2024 the LPSC issued an order approving the application. In August 2024, Entergy Louisiana issued the first RFP pursuant to this order in solicitation of solar resources that meet the requirements of the LPSC’s order. For the first RFP, the initial selection of proposals has been completed, and negotiations are in progress.

Delta Solar

In December 2024 the Bolivar County Board of Supervisors approved Entergy Mississippi’s plans to construct, own, and operate the Delta Solar facility, an 80 MW solar facility to be located in Bolivar County, Mississippi. The Delta Solar facility will cost an estimated $157.2 million, inclusive of estimated transmission interconnection costs. Construction of the Delta Solar facility qualifies for pre-certification under the State legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The Delta Solar facility is expected to be in service by the end of 2027.

Penton Solar

Entergy Mississippi plans to construct, own, and operate the Penton Solar facility, a 190 MW solar facility. The Penton Solar facility will cost an estimated $327.2 million, inclusive of estimated transmission interconnection and upgrade costs. Construction of the Penton Solar facility qualifies for pre-certification under the State legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The Penton Solar facility is expected to be in service by early 2028.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. The Segno Solar facility will cost an estimated $351.6 million, and the Votaw Solar facility will cost an estimated $303.8 million, in each case inclusive of estimated transmission interconnection and upgrade costs. In September 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In December 2024 the ALJs with the State Office of Administrative Hearings adopted a revised agreed procedural schedule, with a hearing on the merits to be held in March 2025. In January 2025 certain intervenors and the PUCT staff filed testimony opposing Entergy Texas’s application. The opposing testimony argues that the proposed generation additions will have a net cost to customers, and it also challenges the design and effectiveness of the voluntary renewable energy tariff. In addition, the opposing testimony recommends that the PUCT impose conditions on any approval of Entergy Texas’s application. The conditions that certain intervenors and the PUCT staff propose include guarantees related to customer net benefits, resource production, independent investigation of any material cost overruns, and the addition of a mandatory sleeving tariff. Entergy Texas plans to file rebuttal testimony in February 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, the Segno Solar facility is expected to be in service by early 2027, and the Votaw Solar facility is expected to be in service by mid-2028.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Other Generation

Lake Catherine Unit 5

In November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Lake Catherine Unit 5, a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing, if necessary, is scheduled for early March 2025, with an APSC decision requested by the end of March 2025. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028.

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

Entergy Louisiana Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the planned future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of the first two new combined cycle combustion turbine generation resources is estimated to be approximately $2,387 million, and these units are expected to achieve commercial operation in 2028. The third new generation resource is currently expected to have an estimated cost similar to the first two new generation resources and is expected to achieve commercial operation in 2029. The cost of the new 500 kV transmission line is estimated to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. Consistent with this directive, a procedural schedule was adopted

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

setting the matter for hearing in July 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application.

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer to increase the load associated with the customer’s project in north Louisiana and that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

Entergy Louisiana Transmission Projects

In March 2024, Entergy Louisiana filed an application seeking an exemption determination, or alternatively, a certificate of public convenience and necessity, for a transmission project that includes a new 500 kV/230 kV Commodore substation and an approximately 60-mile 230 kV line connecting the new Commodore substation to the Waterford substation. The project, which was approved by MISO in the 2023 MISO Transmission Expansion Plan, also includes certain common elements with, and right-of-way acquisition for, a future transmission project in the same area consisting of 500 kV elements. The estimated cost of the project is $498.8 million. In February 2025, Entergy Louisiana and the LPSC staff jointly filed, for consideration by the LPSC, an uncontested stipulated settlement agreement resolving all issues in the proceeding. In the motion requesting approval of the uncontested stipulated settlement agreement, the parties requested a settlement hearing in March 2025.

In December 2024, Entergy Louisiana filed an application seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. The project, which was approved by MISO in the 2023 MISO Transmission Expansion Plan, shares common elements with a future transmission project in the same area consisting of 230 kV elements. The estimated cost of the project is $954.7 million.

Entergy Mississippi Additional Generation and Transmission Resources

In January 2024, Amazon Web Services announced its plan to invest in two data centers located in Madison County, Mississippi. In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve the two data centers. Entergy Mississippi will need generation and transmission resources to reliably serve all Entergy Mississippi customers, including the data centers. The large customer supply and service agreement also contains provisions which cover Entergy Mississippi’s incremental investment costs in the event of early termination. In May 2024 the MPSC approved Entergy Mississippi’s revisions to its formula rate plan to comply with state legislation passed in January 2024 allowing Entergy Mississippi to make interim rate adjustments, including the collection of a return on construction-work-in-process on a cash basis, to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi anticipates recovering the incremental cost to serve the customer through the revenues it expects to collect under the large customer supply and service agreement.

In February 2025, Entergy Mississippi entered into a new large customer supply and service agreement with a customer. The planned capital investment estimates for 2025-2027, shown above, include amounts related to the generation and transmission resources needed to reliably serve all Entergy Mississippi customers.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Delta Blues Advanced Power Station

In September 2024, Entergy Mississippi announced plans to construct, own, and operate the Delta Blues Advanced Power Station, a 754 MW combined-cycle combustion turbine facility, to be located in Washington County, Mississippi. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Delta Blues Advanced Power Station will cost an estimated $1.2 billion. State legislation passed in January 2024 provides for the pre-certification of construction for certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. Construction of the Delta Blues Advanced Power Station qualifies under this legislation for pre-certification. As enabled by this legislation, Entergy Mississippi began recovery of certain costs of construction of the Delta Blues Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider, which rates became effective in July 2024. Non-fuel revenue collected from the data center customer will be included in the formula rate plan to offset the facility’s revenue requirement. Construction is in progress and the facility is expected to be in service by the end of 2028.

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

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. In its application, Entergy Texas noted that the Legend Power Station was expected to cost an estimated $1.46 billion and the Lone Star Power Station was expected to cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. As described in the application, Entergy Texas is considering alternative financing approaches for the Legend Power Station and plans to pursue the financing option that is in the best interest of its customers. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. In September 2024, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a motion to extend the procedural schedule in this proceeding in order to address certain developments relating to the cost and scope of the Legend Power Station and the Lone Star Power Station. In December 2024, Entergy Texas filed supplemental testimony and exhibits addressing the cost and scope developments associated with the Legend Power Station and the Lone Star Power Station in further support of its application. The cost and scope developments include cost estimate increases of $139 million for Legend Power Station and $63.7 million for Lone Star Power Station and the consideration of an alternate site for Lone Star Power Station, which would reduce the estimated cost increase of the Lone Star Power Station to $36.2 million. Also in December 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits to be held in April 2025. A PUCT decision is expected in July 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

Entergy New Orleans

In October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a resilience and storm hardening cost recovery rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan was to be in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In October 2024 the City Council approved a resolution authorizing a two-year resilience plan totaling $100 million and approved the requested resilience and storm hardening cost recovery rider. In December 2024, Entergy New Orleans notified the City Council of the subset of hardening projects from the revised three-year resilience plan to be included in the two-year resilience plan. Entergy New Orleans implemented the approved resilience and storm hardening cost recovery rider effective with the first billing cycle of January 2025.

Entergy Texas

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a cost-effective set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $137 million of projects to be funded by Entergy Texas and approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. In October 2024, Entergy Texas filed an unopposed settlement that would resolve all issues in the proceeding and the PUCT staff filed testimony in support of the unopposed settlement. In January 2025 the PUCT unanimously approved Phase I of Entergy Texas’s Texas Future Ready Resiliency Plan, including the approximately $137 million of projects to be funded by Entergy Texas and application of performance metrics consistent with the unopposed settlement. The PUCT clarified that, while not part of Entergy Texas’s Phase I plan, Entergy Texas is permitted to pursue the remaining $198 million of identified projects and Texas Energy Fund grant funding for those projects. In February 2025 the PUCT issued an

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

order adopting a new rule establishing the procedures for application to the grant fund and Entergy Texas intends to pursue an application.

Dividends and Stock Repurchases

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. In January 2025, the Board declared a dividend of $0.60 per share. Entergy paid $982 million in 2024, $918 million in 2023, and $842 million in 2022 in cash dividends on its common stock.

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options, restricted stock, performance units, and restricted stock units to key employees, which may be exercised to obtain shares of Entergy Corporation common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2024, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•internally generated funds;
•cash on hand ($860 million as of December 31, 2024);
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

Provisions within the organizational documents relating to preferred stock or membership interests of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity. All debt and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their debt issuances are also subject to requirements set forth in bond indentures and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs for the next twelve months and beyond.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy. The City Council has concurrent jurisdiction over Entergy New Orleans’s securities issuances with maturities longer than one year. The APSC has concurrent jurisdiction over Entergy Arkansas’s issuances of securities secured by

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Arkansas property, including first mortgage bond issuances. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits and long-term financing authorization for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through January 2027. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2025. Entergy New Orleans also has obtained long-term financing authorization from the City Council that extends through December 2025. Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained long-term financing authorization from the FERC that extends through January 2027 for issuances by the nuclear fuel company variable interest entities. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Equity Issuances and Equity Distribution Program

In January 2021, Entergy Corporation entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy Corporation may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy Corporation common stock, Entergy Corporation may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $3 billion. Through 2022, 2023, and 2024, Entergy Corporation utilized the equity distribution program either to sell or to enter into forward sale agreements with respect to shares of common stock with an aggregate gross sales price of approximately $2.6 billion, of which approximately $2.4 billion of aggregate gross sales price was the subject of forward sale agreements, subject to adjustment pursuant to the forward sale agreements. Entergy Corporation settled the forward sales agreements for cash proceeds of $853 million in November 2022, $48 million in November 2023, and $83 million in December 2023. There were no settlements of forward sale agreements for the year ended December 31, 2024. Entergy Corporation currently expects to issue approximately $4.7 billion of equity through 2028, which it may issue under its at the market equity distribution program or otherwise, with approximately $1.4 billion already contracted under forward sale agreements as of December 31, 2024. See Note 7 to the financial statements for discussion of the forward sales agreements and common stock issuances and sales under the equity distribution program.

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy Louisiana and Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages. See Note 2 to the financial statements for discussion of Entergy Louisiana’s December 2024 storm cost recovery filing related to Hurricane Francine.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Millions)
Cash and cash equivalents at beginning of period	$133	$224	$443

Net cash provided by (used in):
Operating activities	4,488	4,294	2,585
Investing activities	(5,849)	(4,629)	(5,710)
Financing activities	2,088	244	2,906
Net increase (decrease) in cash and cash equivalents	727	(91)	(219)

Cash and cash equivalents at end of period	$860	$133	$224

2024 Compared to 2023

Operating Activities

Net cash flow provided by operating activities increased $194 million in 2024 primarily due to lower fuel and purchased power costs and the receipt of a $152 million advance payment in 2024 from a customer related to a generation agreement. The increase was partially offset by:

•an increase of $127 million in interest paid;
•lower collections from Utility customers, including the effect of higher deferred fuel collections in 2023; and
•one-time bill credits of $92 million in 2024 to Entergy Arkansas’s retail customers through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. See Note 2 to the financial statements for discussion of the System Energy settlement agreement with the APSC and Entergy Arkansas’s Grand Gulf credit rider.

Investing Activities

Net cash flow used in investing activities increased $1,220 million in 2024 primarily due to:

•the initial and substantial completion payments totaling approximately $393 million in 2024 for the purchase of the Driver Solar facility by Entergy Arkansas;
•an increase of $291 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Louisiana on new generation resources in north Louisiana, by Entergy Mississippi on the Delta Blues Advanced Power Station project, and by Entergy Texas on the Legend Power Station project;
•the initial and substantial completion payments totaling approximately $240 million in 2024 for the purchase of the West Memphis Solar facility by Entergy Arkansas;
•the initial and substantial completion payments totaling approximately $186 million in 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas;
•an increase of $183 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in the Utility service area and increased spending on various transmission projects in 2024, partially offset by lower capital expenditures for storm restoration in

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
2024. The decrease in storm restoration expenditures is primarily due to Hurricane Ida restoration efforts in 2023;
•net payments to storm reserve escrow accounts of $17 million in 2024 as compared to net receipts from storm reserve escrow accounts of $79 million in 2023;
•an increase of $89 million in distribution construction expenditures primarily due to increased investment in the resilience of the Utility distribution system, partially offset by lower capital expenditures for storm restoration in 2024; and
•an increase of $38 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by:

•a decrease of $111 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024;
•an increase of $59 million in proceeds received in 2024 as compared to 2023 from the DOE resulting from litigation regarding spent nuclear fuel storage costs. See Note 8 to the financial statements for discussion of the spent nuclear fuel storage litigation;
•the substantial completion and final payments totaling approximately $35 million in 2023 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership;
•a decrease of $28 million in facilities construction expenditures primarily due to decreased spending on various facilities projects in 2024 and the construction at Entergy Mississippi of a new transmission office in 2023; and
•a decrease of $25 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2024.

See Note 14 to the financial statements for discussion of the Driver Solar facility, the West Memphis Solar facility, the Walnut Bend Solar facility, and the Sunflower Solar facility purchases.

Financing Activities

Net cash flow provided by financing activities increased $1,844 million in 2024 primarily due to:

•long-term debt activity providing approximately $2,845 million of cash in 2024 compared to using approximately $862 million of cash in 2023;
•an increase of $192 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements; and
•an increase of $127 million in proceeds received from the exercise of stock options in 2024 as compared to 2023.

The increase was partially offset by:

•proceeds from securitization of $1.5 billion received by the storm trust II at Entergy Louisiana in 2023;
•net repayments of $211 million of commercial paper in 2024 as compared to net issuances of $311 million of commercial paper in 2023;
•$131 million in net proceeds from the issuance of common stock under the at the market equity distribution program in 2023. There were no issuances of common stock under the at the market equity distribution program in 2024; and
•an increase of $63 million in common stock dividends paid in 2024 as a result of an increase in the dividend paid per share in 2024 as compared to 2023.

Entergy Corporation and Subsidiaries
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

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow Activity” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of operating, investing, and financing cash flow activities for 2023 compared to 2022.

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

Company	Authorized Return on Common Equity

Entergy Arkansas	9.15% - 10.15%
Entergy Louisiana	9.3% - 10.1% Electric; 9.3% - 10.3% Gas
Entergy Mississippi	9.91% - 11.92%
Entergy New Orleans	8.85% - 9.85%
Entergy Texas	9.57%

Rate regulation and related regulatory proceedings and fuel and purchased power cost recovery proceedings for the Utility operating companies are discussed in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The current return on equity under the Unit Power Sales Agreement is 9.65%. See Note 2 and Note 8 to the financial statements for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreement. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At December 31, 2024, based on power prices at that time, Entergy had liquidity exposure of $5 million under the guarantees in place supporting its non-utility operations business transactions and $3 million of posted cash collateral.

In addition, each of the Utility operating companies has uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. See Note 4 to the financial statements for discussion of these letter of credit facilities.

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

Entergy Corporation and Subsidiaries
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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Certain Entergy subsidiaries have elected to apply the mark-to-market method of accounting for income tax return purposes to wholesale power purchase agreements as appropriate under the Internal Revenue Code and U.S. Treasury Regulations. The mark-to-market tax gain or loss computed each year is based on an estimated fair market valuation which includes analyses of market prices and conditions. Entergy’s and the Registrant Subsidiaries’ mark-to-market tax position could be affected by the outcome of federal and state income tax audits should taxing authorities challenge such valuations.

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

Assumptions

Key actuarial assumptions utilized in determining qualified pension and postretirement health care and life insurance costs include discount rates, projected healthcare cost rates, expected long-term rate of return on plan assets, rate of increase in future compensation levels, retirement rates, expected timing and form of payments, and mortality rates.

Annually, Entergy reviews and, when necessary, adjusts the assumptions for the qualified pension and other postretirement plans. Every three-to-five years, a formal actuarial assumption experience study that compares assumptions to the actual experience of the qualified pension and postretirement health care and life insurance plans is conducted. The interest rate environment over the past few years and volatility in the financial equity markets have affected Entergy’s funding and reported costs for these benefits.

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

In 2023, Entergy implemented a new asset allocation strategy for its pension assets, based on the funded status of each plan within the trust. The new strategy no longer focuses on targeting an overall asset allocation for the trust, but rather a target asset allocation for each plan within the trust that adjusts dynamically based on the funded status. The ultimate asset allocation for each plan is expected to be attained when the plan is 110% funded. The 2024 weighted-average target pension asset allocation is 35% equity and 65% fixed income securities, of which 61% is long duration fixed income.

In 2017, Entergy implemented a new asset allocation strategy for its non-taxable and taxable other postretirement assets, based on the funded status of each sub-account within each trust. The new strategy no longer focuses on targeting an overall asset allocation for each trust, but rather a target asset allocation for each sub-account within each trust that adjusts dynamically based on the funded status. This strategy was reaffirmed based upon an asset/liability study in 2024. The 2024 weighted-average target postretirement asset allocation is 24% equity and 76% fixed income securities.

See Note 11 to the financial statements for discussion of the current asset allocations for Entergy’s pension and other postretirement assets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Sensitivities

The estimated 2025 and actual 2024 qualified pension and other postretirement costs and related underlying assumptions and sensitivities are shown below:

Costs	Estimated 2025	2024
	(In Millions)
Qualified pension cost	$85.3	$391.5 (a)
Other postretirement income	($29.4)	($24.3)

Assumptions	2025	2024
Discount rates
Qualified pension
Service cost	5.75%	5.08%
Interest cost	5.46%	4.97%

Other postretirement
Service cost	5.50%	4.82%
Interest cost	5.36%	4.91%

Expected long-term rates of return
Qualified pension assets	6.00% - 7.00% Blended 6.75%	6.75%
Other postretirement - non-taxable assets	6.00% - 7.00%	6.50% - 7.25%
Other postretirement - taxable assets - after tax rate	4.75%	5.25%

Weighted-average rate of increase in future compensation	3.98% - 4.45%	3.98% - 4.40%

Assumed health care cost trend rates
Pre-65 retirees	8.15%	6.95%
Post-65 retirees	10.13%	7.88%
Ultimate health care cost trend rate	4.75%	4.75%
Year ultimate health care cost trend rate is reached and beyond
Pre-65 retirees	2035	2032
Post-65 retirees	2035	2032

(a)    In 2024, qualified pension cost included settlement costs of $328 million.

Actual asset returns have an effect on Entergy’s qualified pension and other postretirement costs. In 2024, Entergy’s actual annual return on qualified pension assets was approximately 6.7% and on other postretirement assets was approximately 7%, as compared to the 2024 expected long-term rates of return discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2025 Qualified Pension Cost	Impact on 2024 Qualified Pension Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$4	$104
Rate of return on plan assets	(0.25%)	$11	$—
Rate of increase in compensation	0.25%	$4	$23

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2025 Postretirement Benefits Cost	Impact on 2024 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$1	$18
Health care cost trend	0.25%	$2	$11

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Employer Contributions

Entergy contributed $270 million to its qualified pension plans in 2024. Entergy estimates pension contributions will be approximately $240 million in 2025 although the 2025 required pension contributions will be known with more certainty when the January 1, 2025, valuations are completed, which is expected by April 1, 2025.

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

Entergy contributed $45.4 million to its other postretirement plans in 2024 and plans to contribute $42.8 million in 2025.

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

•Changes to existing federal, state, or local regulation or related policies by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.
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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2024.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2024. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

ANDREW S. MARSH Chair of the Board and Chief Executive Officer of Entergy Corporation	KIMBERLY A. FONTAN
Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.
Chair of the Board and President of System Energy Resources, Inc.
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
ELIECER VIAMONTES Chairman of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

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

Rate and Regulatory Matters — Entergy Corporation and Subsidiaries — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Corporation is subject to rate regulation by their respective state or local utility regulatory agencies and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the “Commissions”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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

•We obtained an analysis from management and support from the Corporation’s internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.

•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

We have served as the Corporation’s auditor since 2001.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$11,627,732	$11,842,454	$13,186,845
Natural gas	178,070	180,490	233,920
Other	73,851	124,468	343,472
TOTAL	11,879,653	12,147,412	13,764,237

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,256,874	2,801,580	3,732,851
Purchased power	839,236	968,036	1,561,544
Nuclear refueling outage expenses	147,019	150,147	156,032
Other operation and maintenance	2,898,237	2,898,213	3,038,459
Asset write-offs, impairments, and related charges (credits)	107,134	42,679	(163,464)
Decommissioning	220,080	206,674	224,076
Taxes other than income taxes	752,948	755,574	733,538
Depreciation and amortization	2,013,168	1,845,003	1,761,023
Other regulatory charges (credits) - net	(6,133)	(138,469)	669,403
TOTAL	9,228,563	9,529,437	11,713,462

OPERATING INCOME	2,651,090	2,617,975	2,050,775

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	133,046	98,493	72,832
Interest and investment income (loss)	298,865	162,726	(75,581)
Miscellaneous - net	(489,970)	(201,013)	(77,629)
TOTAL	(58,059)	60,206	(80,378)

INTEREST EXPENSE
Interest expense	1,203,588	1,046,164	940,060
Allowance for borrowed funds used during construction	(52,768)	(39,758)	(27,823)
TOTAL	1,150,820	1,006,406	912,237

INCOME BEFORE INCOME TAXES	1,442,211	1,671,775	1,058,160

Income taxes	381,027	(690,535)	(38,978)

CONSOLIDATED NET INCOME	1,061,184	2,362,310	1,097,138

Preferred dividend requirements of subsidiaries and noncontrolling interests	5,594	5,774	(6,028)

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$1,055,590	$2,356,536	$1,103,166

Earnings per average common share:
Basic	$2.47	$5.57	$2.70
Diluted	$2.45	$5.55	$2.68

Basic average number of common shares outstanding	427,713,121	423,139,862	408,900,708
Diluted average number of common shares outstanding	431,581,696	424,752,990	411,095,156

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

Net Income	$1,061,184	$2,362,310	$1,097,138

Other comprehensive income
Cash flow hedges net unrealized gain	—	—	1,035
Pension and other postretirement plan changes
(net of tax expense of $54,711, $9,248, and $46,789)	205,229	29,294	146,893
Net unrealized investment loss
(net of tax benefit of $—, $—, and ($2,231))	—	—	(7,154)
Other comprehensive income	205,229	29,294	140,774

Comprehensive Income	1,266,413	2,391,604	1,237,912
Preferred dividend requirements of subsidiaries and noncontrolling interests	5,594	5,774	(6,028)
Comprehensive Income Attributable to Entergy Corporation	$1,260,819	$2,385,830	$1,243,940

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,061,184	$2,362,310	$1,097,138
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,443,562	2,244,479	2,190,371
Deferred income taxes, investment tax credits, and non-current taxes accrued	320,705	(707,822)	(47,154)
Asset write-offs, impairments, and related charges (credits)	107,134	42,679	(163,464)
Pension settlement charge	319,675	—	—
Changes in working capital:
Receivables	3,056	101,801	(157,267)
Fuel inventory	21,898	(45,166)	6,943
Accounts payable	111,839	(135,048)	(102,013)
Taxes accrued	22,893	10,122	4,263
Interest accrued	45,357	18,933	4,113
Deferred fuel costs	182,578	759,361	(393,746)
Other working capital accounts	(19,177)	(210,038)	(157,235)
Changes in provisions for estimated losses	43,493	(68,631)	374,079
Changes in regulatory assets	378,514	435,877	576,859
Changes in other regulatory liabilities	660,559	463,805	(266,559)
Effect of securitization on regulatory asset	—	(491,150)	(941,035)
Changes in pension and other postretirement funded status	(469,721)	(610,479)	(699,261)
Other	(745,039)	123,295	1,259,458
Net cash flow provided by operating activities	4,488,510	4,294,328	2,585,490

INVESTING ACTIVITIES
Construction/capital expenditures	(4,838,339)	(4,440,652)	(5,065,126)
Allowance for equity funds used during construction	133,046	98,493	72,832
Nuclear fuel purchases	(309,437)	(270,973)	(223,613)
Payment for purchase of plant and assets	(821,934)	(35,094)	(106,193)
Net proceeds (payments) from sale of assets	—	11,000	(1,195)
Insurance proceeds received for property damages	7,907	19,493	—
Litigation proceeds from settlement agreement	—	—	9,829
Changes in securitization account	3,308	5,493	15,514
Payments to storm reserve escrow accounts	(17,990)	(19,780)	(1,494,048)
Receipts from storm reserve escrow accounts	736	98,529	1,125,279
Decrease (increase) in other investments	212	(16,733)	(3,328)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	82,412	23,655	32,367
Proceeds from nuclear decommissioning trust fund sales	2,805,145	1,082,722	1,636,686
Investment in nuclear decommissioning trust funds	(2,894,076)	(1,185,130)	(1,708,901)
Net cash flow used in investing activities	(5,849,010)	(4,628,977)	(5,709,897)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	7,898,968	4,273,297	6,019,835
Treasury stock	136,794	9,823	32,042
Common stock	—	130,649	852,555
Retirement of long-term debt	(5,054,094)	(5,135,753)	(5,995,903)
Changes in commercial paper - net	(210,880)	310,550	(373,556)
Capital contributions from noncontrolling interests	—	25,708	24,702
Proceeds received by storm trusts related to securitization	—	1,457,676	3,163,572
Other	316,845	107,595	42,761
Dividends paid:
Common stock	(981,659)	(918,193)	(841,677)
Preferred stock	(18,319)	(18,319)	(18,319)
Net cash flow provided by financing activities	2,087,655	243,033	2,906,012

Net increase (decrease) in cash and cash equivalents	727,155	(91,616)	(218,395)

Cash and cash equivalents at beginning of period	132,548	224,164	442,559

Cash and cash equivalents at end of period	$859,703	$132,548	$224,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$1,114,631	$987,252	$901,884
Income taxes	$41,551	$42,821	$28,354
Noncash investing activities:
Accrued construction expenditures	$615,490	$487,439	$461,748

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2024	2023
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$48,424	$71,609
Temporary cash investments	811,279	60,939
Total cash and cash equivalents	859,703	132,548
Accounts receivable:
Customer	681,504	699,411
Allowance for doubtful accounts	(17,919)	(25,905)
Other	204,868	225,334
Accrued unbilled revenues	521,946	494,615
Total accounts receivable	1,390,399	1,393,455
Deferred fuel costs	—	169,967
Fuel inventory - at average cost	166,408	192,799
Materials and supplies	1,631,056	1,418,969
Deferred nuclear refueling outage costs	99,885	140,115
Current assets held for sale	15,574	—
Prepayments and other	233,212	213,016
TOTAL	4,396,237	3,660,869

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,562,575	4,863,710
Non-utility property - at cost (less accumulated depreciation)	423,764	418,546
Storm reserve escrow accounts	340,460	323,206
Other	82,344	69,494
TOTAL	6,409,143	5,674,956

PROPERTY, PLANT, AND EQUIPMENT
Electric	70,818,667	66,850,474
Natural gas	77,054	717,503
Construction work in progress	3,206,308	2,109,703
Nuclear fuel	765,661	707,852
TOTAL PROPERTY, PLANT, AND EQUIPMENT	74,867,690	70,385,532
Less - accumulated depreciation and amortization	27,444,740	26,551,203
PROPERTY, PLANT, AND EQUIPMENT - NET	47,422,950	43,834,329

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $234,112 as of December 31, 2024 and $250,830 as of December 31, 2023)	5,255,509	5,669,404
Deferred fuel costs	172,201	172,201
Goodwill	367,625	374,099
Accumulated deferred income taxes	18,986	16,367
Non-current assets held for sale	462,797	—
Other	284,584	301,171
TOTAL	6,561,702	6,533,242

TOTAL ASSETS	$64,790,032	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2024	2023
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$1,378,090	$2,099,057
Notes payable and commercial paper	927,291	1,138,171
Accounts payable	1,929,162	1,566,745
Customer deposits	462,436	446,146
Taxes accrued	457,093	434,213
Interest accrued	259,554	214,197
Deferred fuel costs	237,146	218,927
Pension and other postretirement liabilities	64,854	59,508
Other	395,411	219,528
TOTAL	6,111,037	6,396,492

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,467,748	4,245,982
Accumulated deferred investment tax credits	194,146	205,973
Regulatory liability for income taxes - net	1,168,078	1,033,242
Other regulatory liabilities	3,609,463	3,116,926
Decommissioning and asset retirement cost liabilities	4,713,426	4,505,782
Accumulated provisions	506,063	462,570
Pension and other postretirement liabilities	254,704	648,413
Long-term debt (includes securitization bonds of $239,622 as of December 31, 2024 and $263,007 as of December 31, 2023)	26,613,505	23,008,839
Customer advances for construction	634,587	292,077
Other	1,112,881	824,584
TOTAL	43,274,601	38,344,388

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2024 and 2023; issued shares in 2024 and 2023 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2024 and 2023; issued 561,950,696 shares in 2024 and 2023	5,620	5,620
Paid-in capital	7,833,525	7,792,601
Retained earnings	12,014,315	11,940,384
Accumulated other comprehensive income (loss)	42,769	(162,460)
Less - treasury stock, at cost (132,370,280 shares in 2024 and 136,253,556 shares in 2023)	4,812,321	4,953,498
Total shareholders’ equity	15,083,908	14,622,647
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	101,076	120,459
TOTAL	15,184,984	14,743,106

TOTAL LIABILITIES AND EQUITY	$64,790,032	$59,703,396

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2021	$68,110	$5,440	($5,039,699)	$6,763,519	$10,240,552	($332,528)	$11,705,394
Consolidated net income (loss) (a)	(6,028)	—	—	—	1,103,166	—	1,097,138
Other comprehensive income	—	—	—	—	—	140,774	140,774
Common stock issuances and sales under the at the market equity distribution program	—	154	—	861,839	—	—	861,993
Common stock issuance costs	—	—	—	(9,438)	—	—	(9,438)
Common stock issuances related to stock plans	—	—	60,705	14,178	—	—	74,883
Common stock dividends declared	—	—	—	—	(841,677)	—	(841,677)
Beneficial interest in storm trust	31,636	—	—	—	—	—	31,636
Capital contributions from noncontrolling interests	24,702	—	—	—	—	—	24,702
Distributions to noncontrolling interests	(2,194)	—	—	—	—	—	(2,194)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2022	$97,907	$5,594	($4,978,994)	$7,630,098	$10,502,041	($191,754)	$13,064,892
Consolidated net income (a)	5,774	—	—	—	2,356,536	—	2,362,310
Other comprehensive income	—	—	—	—	—	29,294	29,294
Common stock issuances and sales under the at the market equity distribution program	—	26	—	132,391	—	—	132,417
Common stock issuance costs	—	—	—	(1,768)	—	—	(1,768)
Common stock issuances related to stock plans	—	—	25,496	31,880	—	—	57,376
Common stock dividends declared	—	—	—	—	(918,193)	—	(918,193)
Beneficial interest in storm trust	14,577	—	—	—	—	—	14,577
Capital contributions from noncontrolling interest	25,708	—	—	—	—	—	25,708
Distributions to noncontrolling interests	(5,188)	—	—	—	—	—	(5,188)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2023	$120,459	$5,620	($4,953,498)	$7,792,601	$11,940,384	($162,460)	$14,743,106
Consolidated net income (a)	5,594	—	—	—	1,055,590	—	1,061,184
Other comprehensive income	—	—	—	—	—	205,229	205,229
Common stock issuances related to stock plans	—	—	141,177	40,924	—	—	182,101
Common stock dividends declared	—	—	—	—	(981,659)	—	(981,659)
Distributions to noncontrolling interests	(6,658)	—	—	—	—	—	(6,658)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2024	$101,076	$5,620	($4,812,321)	$7,833,525	$12,014,315	$42,769	$15,184,984

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries include $16 million for 2024, 2023, and 2022 of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its subsidiaries.  As required by GAAP in the United States of America, all intercompany transactions have been eliminated in the consolidated financial statements.  Entergy’s Registrant Subsidiaries (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K.  Historical share and share-based data presented herein, including share-based compensation, has been retroactively adjusted to reflect the two-for-one forward stock split of Entergy Corporation common stock effective December 12, 2024. See Note 7 to the financial statements for discussion of the stock split. Certain previously reported amounts in the financial statements have been reclassified to conform to current classification, with no effect on results of operations, financial positions, or cash flows. The Registrant Subsidiaries and many other Entergy subsidiaries also maintain accounts in accordance with FERC and other regulatory guidelines.

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

Customers may be required to make advance payments for construction of new utility plants to reimburse the Utility operating companies for costs that are not expected to be recovered through existing retail rates. Under the regulatory framework, these payments are required to ensure the cost to serve a particular customer does not increase the utility rates charged to other utility customers. These advance payments do not reduce the retail rate charged to the customer making the payment and do not create any additional obligation for the respective Utility operating company to provide electrical service beyond the general obligation to serve all customers in its service area. Because the cost is fully reimbursed by the customer through the advance payment, the Utility operating

Entergy Corporation and Subsidiaries
Notes to Financial Statements

company does not earn a return or recover through retail rates the cost of utility plants reimbursed by these payments. These advance payments are initially recorded as a non-current liability, which is then reduced by the costs incurred to construct the associated utility plant. This results in Entergy and the Utility operating companies recording utility plant funded by customer advances at a net cost of zero, consistent with utility ratemaking treatment. As of December 31, 2024 and 2023, Entergy and the Utility operating companies have customer advances for construction as follows:

	2024	2023
	(In Millions)
Entergy	$635	$292
Entergy Arkansas	$166	$96
Entergy Louisiana	$292	$115
Entergy Mississippi	$113	$33
Entergy New Orleans	$1	$1
Entergy Texas	$63	$47

Electric plant includes the portion of Grand Gulf that was sold and leased back in a prior period.  For financial reporting purposes, this sale and leaseback arrangement is reported as a financing transaction.

Net property, plant, and equipment (including property under lease and associated accumulated amortization) for Entergy by functional category, as of December 31, 2024 and 2023, is shown below:

	2024	2023
	(In Millions)
Production
Nuclear	$8,024	$7,944
Other	7,809	7,045
Transmission	10,414	9,927
Distribution	14,321	12,927
Other	3,286	3,173
Construction work in progress	3,209	2,110
Nuclear fuel	766	708
Property, plant, and equipment - net (a)	$47,829	$43,834

(a)Includes $403 million of natural gas property, plant, and equipment and accumulated depreciation and $3 million of construction work in progress classified as held for sale in “Non-current assets held for sale” on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

Depreciation rates on average depreciable property for Entergy approximated 2.9% in 2024, 2.9% in 2023, and 2.8% in 2022.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements.

Non-utility property - at cost (less accumulated depreciation) for Entergy is reported net of accumulated depreciation of $231 million as of December 31, 2024 and $193 million as of December 31, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net property, plant, and equipment (including property under lease and associated accumulated amortization) for the Registrant Subsidiaries by functional category, as of December 31, 2024 and 2023, is shown below:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,887	$4,121	$—	$—	$—	$2,016
Other	1,721	3,532	980	374	1,154	—
Transmission	2,267	4,339	1,567	155	2,054	30
Distribution	3,615	4,973	2,418	761	2,554	—
Other	606	1,175	385	384	318	44
Construction work in progress	320	762	487	20	1,513	85
Nuclear fuel	258	288	—	—	—	220
Property, plant, and equipment - net (a)	$10,674	$19,190	$5,837	$1,694	$7,593	$2,395

(a)Includes $164 million of natural gas property, plant, and equipment and accumulated depreciation and $1 million of construction work in progress for Entergy Louisiana and $239 million of natural gas property, plant, and equipment and accumulated depreciation and $2 million of construction work in progress for Entergy New Orleans classified as held for sale in “Non-current assets held for sale” on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,859	$4,153	$—	$—	$—	$1,932
Other	892	3,583	958	386	1,177	—
Transmission	2,102	4,283	1,483	143	1,882	32
Distribution	3,395	4,371	2,272	692	2,197	—
Other	571	1,156	395	370	311	38
Construction work in progress	341	593	140	25	858	131
Nuclear fuel	214	333	—	—	—	161
Property, plant, and equipment - net	$9,374	$18,472	$5,248	$1,616	$6,425	$2,294

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2024	2.7%	2.7%	3.5%	3.3%	3.8%	2.1%
2023	2.7%	2.6%	3.6%	3.3%	4.0%	1.6%
2022	2.7%	2.4%	3.6%	3.2%	3.1%	2.0%

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $225.4 million as of December 31, 2024 and $187.2 million as of December 31, 2023. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.5 million as of December 31, 2024 and $0.5 million as of December 31, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2024, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel Type	Total Megawatt Capability (a)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility:
Entergy Arkansas -
Independence	Unit 1	Coal	820	31.50%	$152	$109
Independence	Common Facilities	Coal		15.75%	$42	$32
White Bluff	Units 1 and 2	Coal	1,244	57.00%	$622	$412
Ouachita (b)	Common Facilities	Gas		66.67%	$174	$160
Union (c)	Common Facilities	Gas		25.00%	$29	$13
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	514	40.25%	$301	$231
Roy S. Nelson	Unit 6 Common Facilities	Coal		40.25%	$22	$11
Big Cajun 2	Unit 3	Coal	551	24.15%	$149	$140
Big Cajun 2	Unit 3 Common Facilities	Coal		8.05%	$5	$3
Ouachita (b)	Common Facilities	Gas		33.33%	$91	$79
Acadia	Common Facilities	Gas		50.00%	$22	$3
Union (c)	Common Facilities	Gas		50.00%	$58	$15
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,662	25.00%	$304	$195
Entergy New Orleans -
Union (c)	Common Facilities	Gas		25.00%	$30	$11
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	514	29.75%	$212	$160
Roy S. Nelson	Unit 6 Common Facilities	Coal		29.75%	$8	$4
Big Cajun 2	Unit 3	Coal	551	17.85%	$112	$115
Big Cajun 2	Unit 3 Common Facilities	Coal		5.95%	$4	$2
Montgomery County	Unit 1	Gas	915	92.44%	$759	$40
System Energy -
Grand Gulf (d)	Unit 1	Nuclear	1,390	90.00%	$5,674	$3,580
Other:
Independence	Unit 2	Coal	842	14.37%	$81	$61
Independence	Common Facilities	Coal		7.18%	$20	$16
Roy S. Nelson	Unit 6	Coal	514	10.90%	$121	$76
Roy S. Nelson	Unit 6 Common Facilities	Coal		10.90%	$3	$2

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

Certain large industrial customers make advance payments to provide Entergy and the Utility operating companies the return on their investment in utility plant that they would otherwise have received by the recognition of AFUDC. When such advances are made, AFUDC is not added to the associated utility plant, which results in a lower amount of utility plant recovered through utility rates. These advance payments are initially recorded as a current liability and then amortized to income over the construction period of the related plant. As of December 31, 2024, Entergy and Entergy Louisiana have $152 million in such advances from customers recorded as current liabilities on their respective consolidated balance sheets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Louisiana does not apply regulatory accounting standards to the Louisiana retail deregulated portion of River Bend or to the 30% interest in River Bend formerly owned by Cajun unless specific cost recovery is provided for in tariff rates.  The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order.  The plan allows Entergy Louisiana to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing incremental revenue above 4.6 cents per kWh between customers and shareholders.

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

Materials and Supplies

Materials and supplies consist of tangible goods, equipment, and other materials that Entergy holds for use or consumption in the normal course of business, whether for capital projects or operation and maintenance activities, or that are required to be kept for regulatory reasons or service reliability. Materials and supplies are valued at a weighted average unit cost when expensed or capitalized, as appropriate, when used or installed. Materials and supplies are valued at the lower of weighted average cost or net realizable value, net of provisions for excess and obsolete materials and supplies.

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, for unrealized gains/(losses) on investment securities, the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other long-term liabilities on the consolidated balance sheets of Entergy and Entergy Louisiana for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the nuclear plants previously owned by Entergy’s non-utility operations, all of which have been sold as of June 2022, did not meet the criteria for regulatory accounting treatment. Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds for these plants were recognized in earnings with no offsetting regulatory liability/asset amount. Unrealized gains/(losses) recorded on the available-for-sale debt securities in the trust funds were recognized in the accumulated other comprehensive income component of shareholders’ equity. Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. See Note 16 to the financial statements for details on the decommissioning trust funds.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Assets Held for Sale

A long-lived asset or component of an entity meets the criteria to be classified as held for sale, generally, when management with requisite approvals commits to a plan to sell and it is probable that the sale will be completed within one year. When held for sale criteria is met, the assets and liabilities of the disposal group are separately presented as assets and liabilities held for sale on the balance sheet. Any long-lived assets of the disposal group are measured at the lower of their carrying value or their estimated fair value less costs to sell. If the disposal group meets the definition of a business, then a portion of any goodwill with that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed.

As described in Note 14 to the financial statements, the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses met the criteria to be to classified as held for sale as of December 31, 2024.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In March 2024 the SEC issued final rules that require registrants to provide certain climate-related disclosures in annual reports and registration statements in order to enhance and standardize climate-related disclosures for investors. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material; the filing of an attestation report covering the required disclosure of such registrant’s Scope 1 and/or Scope 2 emissions, also on a phased-in basis; and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules provide that the phase-in compliance period is effective for Entergy beginning with its annual report for the fiscal year ending December 31, 2025. In April 2024 the SEC stayed the final rules, pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. In February 2025 the Acting SEC Chairman directed the SEC staff to request that the court not schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps in these cases. Entergy is evaluating the effect the final rules will have on its disclosures and will continue to monitor developments related to the SEC’s stay of the rules and the litigation challenging such rules.

In November 2024 the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” The ASU is intended to improve disclosures around income statement expenses by requiring disaggregated information within the footnotes to the financial statements about specific expense categories in commonly presented income statement expense captions. ASU 2024-03 is effective for Entergy for fiscal years beginning after December 15, 2026. Entergy does not expect ASU 2024-03 to materially affect its results of operations, financial positions, or cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be credited to customers through future regulated rates or (2) billings in advance of expenditures for approved regulatory programs. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2024 and 2023 (as noted in footnotes to the tables, a portion of these regulatory assets and regulatory liabilities is classified as held for sale in the balance sheets as of December 31, 2024):

Other Regulatory Assets

Entergy

	2024	2023
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$1,387.6	$1,655.5
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or shutdown of non-nuclear power plants and solar facilities (Note 9) (a)	1,358.7	1,285.0
Removal costs (Note 9)	1,107.6	1,010.7
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Securitization Bonds)	547.3	536.9
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	227.1	250.9
Retail rate deferrals - recovered through formula rates or rate riders as rates are redetermined by retail regulators	195.1	248.6
Retired electric and gas meters - recovered through retail rates as determined by retail regulators (Note 2 - Retail Rate Proceedings)	135.7	153.8
Deferred COVID-19 costs - recovered through retail rates as determined by retail regulators (Note 2 - Retail Rate Proceedings)	104.0	118.0
Unamortized loss on reacquired debt - recovered over term of debt	57.9	63.1
Advanced metering system surcharge for residential customers - recovered through December 2029	39.7	20.2
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings) (b)	15.5	—
Pension & postretirement benefits expense deferral - recovered through retail rates (Note 2 - Retail Rate Proceedings and Note 11 - Entergy Texas Reserve)	15.0	32.7
Rate case depreciation relate back deferral - recovered over a six-month period beginning January 2024 (Note 2 - Retail Rate Proceedings)	—	27.6
Opportunity sales - (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	—	131.8
Other	99.7	134.6
Entergy Total (c)	$5,290.9	$5,669.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2024	2023
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or shutdown of non-nuclear power plants and solar facilities (Note 9) (a)	$693.0	$639.1
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	433.3	536.6
Removal costs (Note 9)	337.9	319.7
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	75.8	84.1
Deferred COVID-19 costs - recovered over a 10-year period through December 2033	35.1	39.0
Retired electric meters - recovered over a 15-year period through March 2034	32.8	36.3
Storm damage costs - recovered through retail rates	29.8	33.1
Unamortized loss on reacquired debt - recovered over term of debt	18.6	19.9
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings) (b)	15.5	—
Retail rate deferrals - recovered through rate riders as rates are redetermined annually (b)	13.6	24.9
ANO Fukushima and Flood Barrier costs - recovered through retail rates through February 2026 (b)	2.1	3.8
Opportunity sales - (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	—	131.8
Other	12.6	17.1
Entergy Arkansas Total	$1,700.1	$1,885.4

Entergy Louisiana

	2024	2023
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or shutdown of non-nuclear power plants (Note 9) (a)	$421.5	$408.7
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (a)	367.7	412.0
Removal costs (Note 9)	323.2	262.3
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	226.6	202.6
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	111.4	123.0
Retired electric and gas meters - recovered over a 22-year period through July 2041	78.5	83.2
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (a)	47.8	47.8
Unamortized loss on reacquired debt - recovered over term of debt	21.7	23.4
Other	48.5	85.9
Entergy Louisiana Total (c)	$1,646.9	$1,648.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2024	2023
	(In Millions)
Removal costs (Note 9)	$184.8	$188.0
Retail rate deferrals - recovered through formula rates or rate riders as rates are redetermined annually	162.5	192.8
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	112.1	127.6
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	29.1	32.0
Asset retirement obligation - recovery dependent upon timing of shutdown of non-nuclear power plants and solar facility (Note 9) (a)	9.4	6.8
Unamortized loss on reacquired debt - recovered over term of debt	9.1	10.0
Attorney General litigation costs - recovered over a six-year period through March 2026 (b)	6.0	10.9
Other	12.8	11.0
Entergy Mississippi Total	$525.8	$579.1

Entergy New Orleans

	2024	2023
	(In Millions)
Removal costs (Note 9)	$62.5	$61.1
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	22.9	41.4
Retired electric and gas meters - recovered over a 12-year period through July 2031 (b)	13.5	15.5
Gas cross-boring costs - recovered through formula rates as rates are redetermined by retail regulators	11.9	10.9
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	10.8	11.8
Deferred COVID-19 costs - recovered over a five-year period through August 2028 (b)	10.2	13.0
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Entergy New Orleans Securitization Bonds - Hurricane Isaac)	4.0	3.9
Unamortized loss on reacquired debt - recovered over term of debt	0.5	0.8
Other	20.7	24.0
Entergy New Orleans Total (c)	$157.0	$182.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

	2024	2023
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Entergy Texas Securitization Bonds - Hurricane Laura, Hurricane Delta, and Winter Storm Uri)	$286.5	$297.3
Removal costs (Note 9)	102.3	77.5
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	62.9	85.6
Advanced metering system surcharge for residential customers - recovered through December 2029	39.7	20.2
Pension & postretirement benefits expense deferral - recovered through retail rates (Note 2 - Retail Rate Proceedings and Note 11 - Entergy Texas Reserve)	15.0	32.7
Retired electric meters - recovered through retail rates (Note 2 - Retail Rate Proceedings)	10.9	18.8
Neches and Sabine costs - recovered over a 10-year period through September 2028	9.2	11.6
Unamortized loss on reacquired debt - recovered over term of debt	7.6	8.3
Rate case depreciation relate back deferral - recovered over a six-month period beginning January 2024 (Note 2 - Retail Rate Proceedings)	—	27.6
Other	15.6	17.0
Entergy Texas Total	$549.7	$596.6

System Energy

	2024	2023
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear unit (Note 9) (b)	$224.8	$222.0
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Other Postretirement Benefits) (a)	104.4	121.6
Removal costs - recovered through depreciation rates (Note 9)	96.9	102.1
Unamortized loss on reacquired debt - recovered over term of debt	0.4	0.7
System Energy Total	$426.5	$446.4

(a)Does not earn a return on investment, but is offset by related liabilities.
(b)Does not earn a return on investment.
(c)Includes $35.4 million at Entergy, $8.9 million at Entergy Louisiana, and $23.7 million at Entergy New Orleans as of December 31, 2024 of regulatory assets related to the respective natural gas distribution businesses classified as held for sale and included within “Non-current assets held for sale” on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2024	2023
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$2,262.5	$1,826.2
Securitization financing savings obligation (Note 3)	371.3	405.2
Retail rate rider over-recovery - refunded through formula rate or rate riders as rates are redetermined by retail regulators	164.9	142.7
Credits from resolution of the 2016-2018 IRS audit (Note 3)	163.3	98.0
Customer rate credits from global stipulated settlement with the LPSC - returned to customers September 2024 through August 2026 (Note 2)	121.7	—
Refund from System Energy settlement with the LPSC - to be returned to customers January 2025 through August 2027 (Note 2)	75.8	—
Deferred tax equity partnership earnings (Note 1)	69.9	57.9
Vidalia purchased power agreement (Note 8)	67.4	82.5
Refund from System Energy settlement with the City Council - returned to customers over a 25-year period beginning September 2024 (Note 2)	64.7	—
Shorter-term financing interest earnings (Note 2 - Retail Rate Proceedings) (a)	48.9	36.8
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	40.9	44.3
Refund from System Energy settlement with the City Council - return to customers to be determined (Note 2)	32.0	—
Refund from System Energy settlement with the APSC - refunded through a rate rider as rates are re-determined periodically (Note 2)	8.2	93.0
Complaints against System Energy - potential future refunds (Note 2)	—	177.9
Other	75.2	108.0
Entergy Total (b)	$3,611.1	$3,116.9

Entergy Arkansas

	2024	2023
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$761.3	$621.6
Deferred tax equity partnership earnings (Note 1)	32.4	27.4
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	27.9	10.6
Refund from System Energy settlement with the APSC - refunded through a rate rider as rates are re-determined periodically (Note 2)	8.2	93.0
Internal restructuring guaranteed customer credits - returned to customers over a six-year period through December 2024	—	6.6
Other	1.4	—
Entergy Arkansas Total	$831.2	$759.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2024	2023
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$798.4	$644.0
Securitization financing savings obligation (Note 3)	371.3	405.2
Customer rate credits from global stipulated settlement with the LPSC - returned to customers September 2024 through August 2026 (Note 2)	121.7	—
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	96.3	86.4
Refund from System Energy settlement with the LPSC - to be returned to customers January 2025 through August 2027 (Note 2)	75.8	—
Vidalia purchased power agreement (Note 8)	67.4	82.5
Shorter-term financing interest earnings (Note 2 - Retail Rate Proceedings) (a)	48.9	36.8
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	40.9	44.3
Hurricane Ida insurance proceeds - returned to customers August 2024 to July 2025	26.0	32.3
Credits from resolution of the 2016-2018 IRS audit - returned to customers September 2024 through August 2025 (Note 3)	25.3	38.0
Sale-leaseback and depreciation refunds - returned to customers September 2023 through August 2024	—	14.1
Other	21.7	24.1
Entergy Louisiana Total (b)	$1,693.7	$1,407.7

Entergy Mississippi

	2024	2023
	(In Millions)
Deferred tax equity partnership earnings (Note 1)	$37.5	$30.5
Retail rate rider over-recovery - refunded through formula rate or rate riders as rates are redetermined annually	12.2	2.4
Other postretirement benefits (Note 11 - Entergy Mississippi Other Postretirement Benefits)	7.4	—
Other	2.4	0.8
Entergy Mississippi Total	$59.5	$33.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

	2024	2023
	(In Millions)
Credits from resolution of the 2016-2018 IRS audit - to be returned to customers over a 25-year period beginning January 2025 (Note 3)	$138.0	$60.0
Refund from System Energy settlement with the City Council - returned to customers over a 25-year period beginning September 2024 (Note 2)	64.7	—
Refund from System Energy settlement with the City Council - return to customers to be determined (Note 2)	32.0	—
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	16.3	20.1
Sale-leaseback and depreciation refunds - returned to customers over a 10-year period beginning September 2023 (Note 2)	5.2	9.8
Other	4.5	0.5
Entergy New Orleans Total (b)	$260.7	$90.4

Entergy Texas

	2024	2023
	(In Millions)
Retail rate rider over-recovery - return to customers to be determined	$12.2	$23.8
Retail refunds - return to customers to be determined	6.2	6.2
Rate case settlement relate back - amortized over a six-month period beginning January 2024 (Note 2 - Retail Rate Proceedings)	—	10.3
Other	0.3	2.7
Entergy Texas Total	$18.7	$43.0

System Energy

	2024	2023
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$702.8	$560.6
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Complaints against System Energy - potential future refunds (Note 2)	—	177.9
System Energy Total	$747.2	$782.9

(a)Offset by related asset.
(b)Includes $1.6 million at Entergy, $1.2 million at Entergy Louisiana, and $0.4 million at Entergy New Orleans as of December 31, 2024 of regulatory liabilities related to the respective natural gas distribution businesses classified as held for sale and included within other non-current liabilities on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

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

System Energy

In a filing made with the FERC in March 2018, System Energy proposed revisions to the Unit Power Sales Agreement to reflect the effects of the Tax Act. In the filing System Energy proposed to return identified quantities of unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures. Settlement discussions were terminated in April 2019, and a hearing was held in March 2020. In December 2022 the FERC issued an order requiring System Energy to compute the amount of excess accumulated deferred income taxes associated with a previously uncertain decommissioning tax position with consideration for the resolution of the tax position by the IRS. In February 2023, System Energy submitted its compliance filing. This matter was ultimately settled as a result of System Energy’s settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” below for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

The Utility operating companies are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2024 and 2023 that each Utility operating company expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2024	2023
	(In Millions)
Entergy Arkansas	($45.2)	($88.3)
Entergy Louisiana (a) (b)	$163.4	$192.9
Entergy Mississippi	($126.3)	($130.6)
Entergy New Orleans (a) (b)	$8.0	$10.2
Entergy Texas	($59.3)	$139.0

(a)Includes $168.1 million in both years for Entergy Louisiana and $4.1 million in both years for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.
(b)Includes $0.7 million at Entergy Louisiana and $4.9 million at Entergy New Orleans as of December 31, 2024 of deferred fuel assets related to the respective natural gas distribution businesses classified as held for sale and included within “Current assets held for sale” on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Cuts and Jobs Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Cuts and Jobs Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified Entergy Arkansas it initiated an audit of the 2017 fuel costs. The time in which the audit will be complete is uncertain at this time.

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase was a large under-recovered balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the February 2021 winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff. In February 2023 the APSC issued orders initiating proceedings with the utilities under its jurisdiction to address the prudence of costs incurred and appropriate cost allocation of the February 2021 winter storms. With respect to any prudence review of Entergy Arkansas fuel costs, as part of the APSC’s draft report issued in its February 2021 winter storms investigation docket, the APSC included findings that the load shedding plans of the investor-owned utilities and some cooperatives were appropriate and comprehensive, and, further, that Entergy Arkansas’s emergency plan was

Entergy Corporation and Subsidiaries
Notes to Financial Statements

comprehensive and had a multilayered approach supported by a system-wide response plan, which is considered an industry standard. In September 2023 the APSC issued an order in Entergy Arkansas's company-specific proceeding and found that Entergy Arkansas’s practices during the winter storms were prudent.

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the February 2021 winter storms consistent with the APSC general staff’s request in 2022. The under-recovered balance included in the filing was partially offset by the proceeds of the $41.7 million refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See “Complaints Against System Energy - Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue” below for discussion of the compliance report filed by System Energy with the FERC in January 2023. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff.

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

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. The LPSC staff issued its audit report in September 2021, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. The next step is for the LPSC to review the report, but there is not a deadline for the review.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In June 2024 the MPSC approved the joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2024 formula rate plan filing. The 2024 formula rate plan filing included the conclusion of the modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider, which were approved in October 2022 and allowed Entergy Mississippi to recover certain under-collected fuel balances, effective for July 2024 bills. The stipulation provided for Entergy Mississippi to reduce its net energy cost factor. See “Retail Rate Proceedings - Filings with the MPSC (Entergy Mississippi) - Retail Rates - 2024 Formula Rate Plan Filing” below for further discussion of the 2024 formula rate plan filing and the joint stipulation agreement.

In November 2024, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $144.6 million as of September 2024. The calculation of the annual factor for the power management rider included a projected under-recovery of $60.1 million as of September 2024. In January 2025 the MPSC approved a revised energy cost factor, effective for February 2025 bills, that did not reflect the fuel savings associated with Entergy Mississippi’s incremental increase in its share of capacity and energy in connection with Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which was subject to the MPSC’s review at such time. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent for Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, with associated fuel savings to be reflected in Entergy Mississippi’s energy cost recovery rider, effective for March 2025 bills. Additionally, in February 2025 the MPSC approved the proposed power management cost adjustment factor, effective for March 2025 bills.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, not recovered in base rates.  Historically, semi-annual revisions of the fixed fuel factor have been made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT. In 2023 the Texas legislature modified the Texas Utilities Code to provide that material over- and under-recovered fuel balances are to be refunded or surcharged through interim fuel adjustments and that fuel reconciliations must be filed at least once every two years. Entergy Texas expects the PUCT to undertake a rulemaking to effectuate the new legislation in 2025.

In May 2022, Entergy Texas filed an application with the PUCT to implement an interim fuel surcharge to collect the cumulative under-recovery of approximately $51.7 million, including interest, of fuel and purchased power costs incurred from May 1, 2020 through December 31, 2021. The under-recovery balance was primarily attributable to the impacts of Winter Storm Uri, including historically high natural gas prices, partially offset by settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas proposed that the interim fuel surcharge be assessed over a period of six months beginning with the first billing cycle after the PUCT issues a final order, but no later than the first billing cycle of September 2022. Also in May 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2022, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding. In addition, Entergy Texas filed on behalf of the parties a motion to admit evidence, to approve interim rates as requested in the initial application, and to remand the proceeding to the PUCT to consider the unopposed settlement. In August 2022 the ALJ with the State Office of Administrative Hearings issued an order granting Entergy Texas’s motion, approving interim rates effective with the first billing cycle of September 2022, and remanding the case to the PUCT for final approval. The interim fuel surcharge was approved by the PUCT in January 2023.

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

In September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024. In November 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In December 2024 the ALJs with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled for May 2025. A PUCT decision is expected in third quarter 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2024, Entergy Texas filed an application with the PUCT to implement an interim fuel refund of $45.5 million, including interest. Entergy Texas proposed that the interim fuel refund be implemented over a three-month period beginning with the first billing cycle in February 2025 for residential and other small customers and through a one-time credit, or surcharge depending on historical usage for the respective customer, for certain transmission voltage level and seasonal agricultural customers in February 2025. Also in December 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In January 2025 the ALJ with the State Office of Administrative Hearings issued an order approving the interim fuel refund consistent with Entergy Texas’s application and, because no hearing was requested in the proceeding, dismissing the case from the State Office of Administrative Hearings and the PUCT.

Retail Rate Proceedings

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

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year was 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment was $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $88.6 million. The APSC general staff and intervenors filed their errors and objections in October 2023, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues which lowers the constraint to $87.7 million. Entergy Arkansas filed its rebuttal in October 2023. In October 2023, Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding, none of which affected Entergy Arkansas’s requested recovery up to the constraint of $87.7 million. The settlement agreement provided for amortization of the approximately $39 million regulatory asset for costs associated with the COVID-19 pandemic over a 10-year period as well as recovery of $34.9 million related to the resolution of the 2016 and 2017 IRS audits from previous tax positions that are no longer uncertain, partially offset by $24.7 million in excess accumulated deferred income taxes from reductions in state income tax rates, each before consideration of their respective tax gross-up. See Note 3 to the financial statements for further discussion of the resolution of the 2016-2018 IRS audit and the State of Arkansas corporate income tax rate changes. In December 2023 the APSC approved the settlement agreement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2024.

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment is $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. The APSC general staff and intervenors filed their errors and objections in October 2024, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues that increases the constraint to $83.5 million. Entergy Arkansas filed its rebuttal in October 2024, and later in October 2024 the parties submitted a joint issues list and stipulations setting forth the disputed issues and the noncontested issues. In December 2024 the APSC approved the parties’ stipulations without modification, approved Entergy Arkansas’s adjustment with respect to storm costs, directed Entergy Arkansas to adjust its projected year distribution reliability capital closings, and deferred the recoverability of Entergy Arkansas’s opportunity sales legal fees until the next general rate case. Also in December 2024 the APSC approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2025. As a result of the proceeding, the total revenue change was $82.7 million, including a $63.7 million increase for the 2025 projected year and a $31.4 million netting adjustment for the 2023 historical year. In fourth quarter 2024, Entergy Arkansas recorded a regulatory asset of $15.5 million to reflect the amount of the 2023 historical year netting adjustment that it expects to collect from its customers during the 2025 rate effective period. Pursuant to the terms of the parties’ stipulations, Entergy Arkansas made a filing with the APSC in January 2025 to refund customers $30.1 million in excess accumulated deferred income taxes resulting from the reduction in the State of Arkansas’s income tax rate from 4.8% to 4.3% in 2024. Entergy Arkansas will make this refund over a 24-month period effective with the first billing cycle of February 2025.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” below for discussion of the settlement. In July 2024 the APSC approved the tariff, under which Entergy Arkansas will refund to retail customers a total of $100.6 million. To date, Entergy Arkansas has refunded $92.3 million of the total through one-time bill credits during the August 2024 billing cycle and is finalizing plans for the refund of the remaining regulatory liability balance.

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

In November 2023 the LPSC approved a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021 formula rate plan filings. See “Formula Rate Plan Global Settlement” below for further discussion of the settlement. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” below for further discussion.

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

In November 2023 the LPSC approved a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021

Entergy Corporation and Subsidiaries
Notes to Financial Statements

formula rate plan filings. See “Formula Rate Plan Global Settlement” below for further discussion of the settlement. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” below for further discussion.

2022 Formula Rate Plan Filing

In May 2023, Entergy Louisiana filed its formula rate plan evaluation report for its 2022 calendar year operations. The 2022 test year evaluation report produced an earned return on common equity of 8.33%, requiring an approximately $70.7 million increase to base rider revenue. Due to a cap for the 2021 and 2022 test years, however, base rider formula rate plan revenues were only increased by approximately $4.9 million, resulting in a revenue deficiency of approximately $65.9 million and providing for prospective return on common equity opportunity of approximately 8.38%. Other changes in formula rate plan revenue driven by increases in capacity costs, primarily legacy capacity costs, additions eligible for recovery through the transmission recovery mechanism and distribution recovery mechanism, and higher sales during the test period were offset by reductions in net MISO costs as well as credits for FERC-ordered refunds. Also included in the 2022 test year distribution recovery mechanism revenue requirement was a $6 million credit relating to the distribution recovery mechanism performance accountability standards and requirements. In total, the net increase in formula rate plan revenues, including base formula rate plan revenues inside the formula rate plan bandwidth and subject to the cap, as well as other formula rate plan revenues outside of the bandwidth, was $85.2 million. In August 2023 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2021 formula rate plan filings, the calculation of certain refunds from System Energy, and certain calculations relating to the tax reform adjustment mechanism. Subject to LPSC review, the resulting net increase in formula rate plan revenues of $85.2 million became effective for bills rendered during the first billing cycle of September 2023, subject to refund. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” below for further discussion.

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

In August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contained a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complied with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service rate case. Entergy Louisiana’s filing supported the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•a $140 million cumulative cap on base formula rate plan revenue increases, if needed, for test years 2024 and 2025, excluding outside the bandwidth items;
•$184 million of customer rate credits to be given over two years, including increasing customer sharing of income tax benefits resulting from the 2016-2018 IRS audit, to resolve any remaining disputed issues stemming from formula rate plan test years prior to test year 2023, including but not limited to the investigation into Entergy Services costs billed to Entergy Louisiana. As discussed in Note 3 to the financial statements, a $38 million regulatory liability was recorded in 2023 in connection with the 2016-2018 IRS audit;
•$75.5 million of customer rate credits, as provided for in the System Energy global settlement, to be credited over three years subject to and conditioned upon FERC approval of the System Energy global settlement, which was approved in November 2024. See “Complaints Against System Energy – System Energy Settlement with the LPSC” below for further details of the System Energy global settlement;
•$5.8 million of customer rate credits provided for in the Entergy Louisiana formula rate plan global settlement agreement approved by the LPSC in November 2023 credited over one year. See “Formula Rate Plan Global Settlement” below for further discussion of the settlement;
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

Based on the July 2024 agreement in principle, in second quarter 2024 Entergy Louisiana recorded expenses of $151 million ($112 million net-of-tax) primarily consisting of regulatory charges to reflect the effects of the agreement in principle.

Formula Rate Plan Global Settlement

In October 2023 the LPSC staff and Entergy Louisiana reached a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021 formula rate plan filings. The settlement was approved by the LPSC in November 2023. The settlement resulted in a one-time cost of service credit to customers of $5.8 million, allowed Entergy Louisiana to retain approximately $6.2 million of securitization over-collection as recovery of a regulatory asset associated with late fees related to the 2016 Baton Rouge flood, and resulted in Entergy Louisiana recording the reversal of a $105.6 million regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the Tax Cuts and Jobs Act. See Note 3 to the financial statements for further discussion of the reversal of the regulatory liability.

2023 Formula Rate Plan Filing

In August 2024, pursuant to the global stipulated settlement agreement, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan were

Entergy Corporation and Subsidiaries
Notes to Financial Statements

temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. Those adjustments included a $120 million increase in base rider formula rate plan revenue and a $101.8 million one-time incremental net decrease consistent with the terms of the global stipulated settlement. The formula rate plan rate adjustments reflected in the evaluation report also include a redetermination of the transmission recovery mechanism, the distribution recovery mechanism, the additional capacity mechanism, the tax adjustment mechanism, the MISO cost recovery mechanism, and other one-time adjustments. In January 2025, Entergy Louisiana and the LPSC filed a joint report indicating that no disputed issues remained in the proceeding and requesting that the LPSC issue an order accepting Entergy Louisiana’s evaluation report and, ultimately, resolving this matter. Entergy Louisiana expects a decision on the joint report in first quarter 2025.

Investigation of Costs Billed by Entergy Services

In November 2018 the LPSC issued a notice of proceeding initiating an investigation into costs incurred by Entergy Services that are included in the retail rates of Entergy Louisiana. As stated in the notice of proceeding, the LPSC observed an increase in capital construction-related costs incurred by Entergy Services. Discovery was issued and included efforts to seek highly detailed information on a broad range of matters unrelated to the scope of the audit. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” above for further discussion.

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and fund the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023. In November 2024, Entergy Louisiana submitted a filing to the LPSC requesting that the LPSC review Entergy Louisiana’s computation of the COVID-19 regulatory asset as well as Entergy Louisiana’s proposal to offset the regulatory asset against the interest earned on the short-term debt funds, resulting in no increased costs to customers. At the time of the filing, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic. As of December 31, 2024, Entergy Louisiana had a regulatory liability of $48.9 million for the deferred earnings related to the approximately $1.6 billion in low interest debt, which had been fully repaid by August 2024. In granting Entergy Louisiana’s requested relief in June 2023, the LPSC ordered that any amount of earnings exceeding the amount of the COVID-19 regulatory asset be transferred to Entergy Louisiana’s storm reserve escrow account.

Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the planned future addition of 1,500 MW of new solar and energy storage

Entergy Corporation and Subsidiaries
Notes to Financial Statements

resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of the first two new combined cycle combustion turbine generation resources is estimated to be approximately $2,387 million, and these units are expected to achieve commercial operation in 2028. The third new generation resource is currently expected to have an estimated cost similar to the first two new generation resources and is expected to achieve commercial operation in 2029. The cost of the new 500 kV transmission line is estimated to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. Consistent with this directive, a procedural schedule was adopted setting the matter for hearing in July 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application.

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer to increase the load associated with the customer’s project in north Louisiana and that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2023, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed a 2023 test year filing resulting in a total revenue increase of $26.5 million for 2023. Pursuant to the joint stipulation, Entergy Mississippi’s 2022 look-back filing reflected an earned return on rate base of 6.10% in calendar year 2022, which was below the look-back bandwidth, resulting in a $19.0 million increase in the formula rate plan revenues on an interim basis through June 2024. Entergy Mississippi recorded a regulatory credit of $0.8 million in June 2023 to reflect the increase in the look-back regulatory asset. In addition, certain long-term service agreement and conductor handling costs were authorized for realignment from the formula rate plan to the annual power management and grid modernization riders effective January 2023, resulting in regulatory credits recorded in June 2023 of $4.1 million and $4.3 million, respectively. Also, the amortization of Entergy Mississippi’s COVID-19 bad debt expense deferral was suspended for calendar year 2023, but resumed in July 2024. In June 2023 the MPSC approved the joint stipulation with rates effective in July 2023.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024. Entergy Mississippi filed its second annual interim facilities rate adjustment report in December 2024 to recover approximately $46.7 million of these costs over a 12-month period with rates effective beginning in January 2025.

Grand Gulf Capacity Filing

In September 2024, Entergy Mississippi filed a notice of intent with the MPSC to implement revisions to its unit power cost recovery rider that would allow Entergy Mississippi to recover the first year of costs associated with the transfer of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which consists of Energy Louisiana’s interest in and purchases of Grand Gulf capacity and energy under the revised rider schedule, effective by January 1, 2025. This notice filing related to the divestiture of Entergy Louisiana’s 14% share of Grand Gulf capacity and energy under the Unit Power Sales Agreement and 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture is being effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies as described in the System Energy global settlement with the LPSC and Entergy Louisiana. The MSS-4 replacement PPA to effectuate this divestiture was approved by the FERC in November 2024. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent, finding that it was just and reasonable for Entergy Mississippi to obtain Entergy Louisiana’s entitlements to Grand Gulf capacity and energy and that Entergy Mississippi should be allowed to recover the costs associated with the transfer of such entitlements to Grand Gulf capacity and energy, as described above. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. See “Complaints Against System Energy – System Energy Settlement with the LPSC” below for further details of the System Energy global settlement with the LPSC and Note 8 to the financial statements for discussion of the Unit Power Sales Agreement.

Additional Generation and Transmission Resources

In January 2024, Amazon Web Services announced its plan to invest in two data centers located in Madison County, Mississippi. In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve the two data centers. Entergy Mississippi will need generation and transmission resources to reliably serve all Entergy Mississippi customers, including the data centers. The large customer supply and service agreement also contains provisions which cover Entergy Mississippi’s incremental investment costs in the event of early

Entergy Corporation and Subsidiaries
Notes to Financial Statements

termination. In May 2024 the MPSC approved Entergy Mississippi’s revisions to its formula rate plan to comply with state legislation passed in January 2024 allowing Entergy Mississippi to make interim rate adjustments, including the collection of a return on construction-work-in-process on a cash basis, to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi anticipates recovering the incremental cost to serve the customer through the revenues it expects to collect under the large customer supply and service agreement.

In February 2025, Entergy Mississippi entered into a new large customer supply and service agreement with a customer.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

$6.9 million. The agreement also provides for a minor storm accrual of $0.5 million per year and the distribution of $8.9 million of currently held customer credits to implement the City Council advisors’ mitigation recommendations.

Request for Extension and Modification of Formula Rate Plan

In September 2023, Entergy New Orleans filed a motion seeking City Council approval of a three-year extension of Entergy New Orleans’s electric and gas formula rate plans. In October 2023 the City Council granted Entergy New Orleans’s request for an extension, subject to minor modifications which included a 55% equity ratio for rate setting purposes.

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

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase were changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions reflected in the then-effective distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which were reset to zero in June 2023 as a result of this proceeding. In July 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In October 2022 intervenors filed direct testimony challenging and supporting various aspects of Entergy Texas’s rate case application. The key issues addressed included the appropriate return on equity, generation plant deactivations, depreciation rates, and proposed tariffs related to electric vehicles. In November 2022 the PUCT staff filed direct testimony addressing a similar set of issues and recommending a reduction of $50.7 million to Entergy Texas’s overall cost of service associated with the requested net increase in base rates of approximately $131.4 million. Entergy Texas filed rebuttal testimony in November 2022.

In May 2023, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding, except for issues related to electric vehicle charging infrastructure which were eventually severed to a separate proceeding and resolved in October 2024, and Entergy Texas filed an agreed motion for interim rates, subject to refund or surcharge to the extent that the interim rates differ from the final approved rates. The unopposed settlement reflected a net base rate increase to be effective and relate back to December 2022 of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

$54 million, exclusive of, and incremental to, the costs being realigned from the distribution and transmission cost recovery factor riders and the generation cost recovery rider and $4.8 million of rate case expenses to be recovered through a rider over a period of 36 months. The net base rate increase of $54 million includes updated depreciation rates and a total annual revenue requirement of $14.5 million for the accrual of a self-insured storm reserve and the recovery of the regulatory assets for the pension and postretirement benefits expense deferral, costs associated with the COVID-19 pandemic, and retired non-advanced metering system electric meters. In May 2023 the ALJ with the State Office of Administrative Hearings granted the motion for interim rates, which became effective in June 2023. Additionally, the ALJ remanded the proceeding to the PUCT to consider the settlement. In August 2023 the PUCT issued an order approving the unopposed settlement. Concurrently, Entergy Texas recorded the reversal of $21.9 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved.

Following the PUCT’s approval of the unopposed settlement in August 2023, Entergy Texas recorded a regulatory liability of $10.3 million, which reflected the net effects of higher depreciation and amortizations for the relate back period, partially offset by the relate back of base rate revenues that would have been collected had the approved rates been in effect for the period from December 2022 through June 2023, the date the new base rates were implemented on an interim basis. In October 2023, Entergy Texas filed a relate back surcharge rider to collect over six months beginning in January 2024 an additional approximately $24.6 million, which was the revenue requirement associated with the relate back of rates from December 2022 through June 2023, including carrying costs, as authorized by the PUCT’s August 2023 order. In November 2023, Entergy Texas filed an amended relate back surcharge rider to collect approximately $24.1 million based on a revised carrying cost rate. The amended relate back surcharge rider was approved by the PUCT in December 2023. The higher depreciation and amortizations for the relate back period were also recognized over the six months beginning in January 2024, resulting in no effect on net income from the collection of the relate back surcharge rider.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2024, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The new rider was designed to collect from Entergy Texas’s retail customers approximately $40.3 million annually based on its capital invested in distribution between January 1, 2022 and March 31, 2024. In September 2024 the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective with the first billing cycle in October 2024.

In September 2024, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $48.9 million annually, or $8.6 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between April 1, 2024 and June 30, 2024. In December 2024, Entergy Texas filed an errata to revise its DCRF application for minor corrections, which decreased the requested annual revenue requirement to $48.5 million. The amended request represented an incremental increase of $8.2 million in annual revenues beyond Entergy Texas’s then-effective DCRF rider. Also in December 2024 the PUCT approved the DCRF rider, consistent with Entergy Texas’s filed errata, and rates became effective on December 20, 2024.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting. In June 2022 the PUCT issued an order approving the settlement.

In October 2024, Entergy Texas filed with the PUCT a request to amend its TCRF rider, which was previously reset to zero in June 2023 as a result of the 2022 base rate case. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $9.7 million annually based on its capital invested in transmission between January 1, 2022 and June 30, 2024 and changes in other transmission charges. In December 2024 the PUCT staff filed a recommendation that the PUCT approve Entergy Texas’s as-filed application. In February 2025 the PUCT staff issued a proposed order that, if approved by the PUCT, would approve Entergy Texas’s TCRF rider as filed.

Generation Cost Recovery Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station. Entergy Texas filed an unopposed settlement agreement in December 2020, and the PUCT approved the generation cost recovery rider settlement rates on an interim basis in January 2021. In March 2021, Entergy Texas filed to update its generation cost recovery rider, and an unopposed settlement agreement filed by Entergy Texas on behalf of the parties in October 2021 was approved by the PUCT in January 2022. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which was the difference between the interim revenue requirement approved in January 2021 and the revenue requirement approved in January 2022 reflecting Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. The PUCT approved the relate-back rider consistent with Entergy Texas’s as-filed request, and rates became effective over a five-month period, in August 2022.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility, and in January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which was $4.5 million in incremental annual revenue above the revenue requirement approved in January 2022 described above and related to Entergy Texas’s investment in the Montgomery County Power Station. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request with rates effective over three months beginning in May 2023.

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directed Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for a stay and directed Entergy Arkansas to refund to its retail customers the component of the total FERC-determined opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest. The refunds were issued in the August 2020 billing cycle. While the APSC denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order, which rehearing was denied by the APSC in August 2020. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint, to which Entergy Arkansas responded. Also in December 2020, Entergy Arkansas and the APSC held a pre-trial conference, and filed a report with the court in January 2021. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and in June 2021 the court stayed all discovery until it rules on pending motions, after which the court will issue an amended schedule if necessary. In March 2022 the court denied the APSC’s motion to dismiss, and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions. In August 2022 the APSC filed a motion for summary judgment arguing that there is no genuine issue as to any material fact and the APSC is entitled to judgment as a matter of law. In September 2022, Entergy Arkansas filed an opposition to the motion. In October 2022 the APSC filed a motion asking the court to hold further proceedings in abeyance pending a decision on the motions for summary judgment filed by Entergy Arkansas and the APSC. Also in October 2022, Entergy Arkansas filed an opposition to the motion, and the APSC filed a reply in support of its motion for summary judgment. In January 2023 the judge assigned to the case, on her own motion, identified facts that may present a conflict and recused herself; a new judge was assigned to the case, but he also recused due to a conflict. The case again was reassigned to a new judge. In January 2023 the court denied all pending motions (including those described above) except for a motion by the APSC to exclude certain testimony and further ruled that the matter would proceed to trial. In January 2023, Arkansas Electric Energy Consumers, Inc. filed a notice of appeal of the court’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth Circuit to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth Circuit to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of Appeals for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the Eighth Circuit granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth Circuit affirmed the order of the court denying Arkansas Electric Energy Consumers, Inc.’s motion to intervene.

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. Briefing to the United States Court of Appeals for the Eighth Circuit concluded in July 2024 and oral arguments concluded in September 2024. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024. In December 2024 the United States Court of Appeals for the Eighth Circuit affirmed the decision of the U.S. District Court for the Eastern District of Arkansas, and Entergy Arkansas filed a petition for rehearing en banc. In January 2025 the United States Court of Appeals for the Eighth Circuit denied Entergy Arkansas’s petition. Entergy Arkansas is evaluating a petition for certiorari with the United States Supreme Court.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Complaints Against System Energy

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC. Following are discussions of the proceedings.

Return on Equity and Capital Structure Complaints

In January 2017 the APSC and the MPSC filed a complaint with the FERC against System Energy. The complaint sought a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The return on equity under the Unit Power Sales Agreement at the time of the complaint was 10.94%, which was established in a rate proceeding that became final in July 2001.

The APSC and the MPSC complaint alleged that the return on equity was unjust and unreasonable because capital market and other considerations indicated that it was excessive. The complaint requested proceedings to investigate the return on equity and establish a lower return on equity, and also requested that the FERC establish January 23, 2017 as a refund effective date. The complaint included a return on equity analysis that purported to establish that the range of reasonable return on equity for System Energy was between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputed that a return on equity of 8.37% to 8.67% was just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. In September 2017 the FERC established a refund effective date of January 23, 2017 and directed the parties to engage in settlement proceedings before an ALJ. The parties were unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. The 15-month refund period in connection with the APSC/MPSC complaint expired on April 23, 2018.

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional 15-month refund period.  The LPSC complaint requested similar relief from the FERC with respect to System Energy’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements

return on equity and also requested the FERC to investigate System Energy’s capital structure.  The APSC, the MPSC, and the City Council intervened in the proceeding, filed an answer expressing support for the complaint, and asked the FERC to consolidate this proceeding with the proceeding initiated by the complaint of the APSC and the MPSC in January 2017. System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint. In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 27, 2018. The 15-month refund period in connection with the LPSC return on equity complaint expired on July 26, 2019.

The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and the MPSC complaint for hearing. The parties also addressed an order (issued in a separate FERC proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018 the LPSC filed an amended complaint raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy answered the complaint in October 2018. In January 2019 the FERC set the amended complaint for settlement and hearing proceedings. Settlement proceedings in the capital structure proceeding commenced in February 2019, but were terminated in June 2019, and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding. The 15-month refund period in connection with the capital structure complaint was from September 24, 2018 to December 23, 2019.

Several rounds of testimony were filed by the parties in these proceedings between January 2019 and August 2020. Some of these rounds of testimony were precipitated by developments in an unrelated proceeding in which the FERC issued orders addressing the methodology for determining the return on equity applicable to transmission owners in MISO (Opinion Nos. 569 and 569-A). The final positions of the parties, after the submission of all pre-filed testimony, were as follows. With regard to the return on equity complaints for the first refund period, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argued for an authorized return on equity for System Energy of 7.97%; the MPSC and the APSC argued for an authorized return on equity of 9.24%; and the FERC trial staff argued for an authorized return on equity of 9.49%. For the second refund period and on a prospective basis, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argued for an authorized return on equity for System Energy of 7.78%; the MPSC and the APSC argued that an authorized return on equity of 9.15% may be appropriate if the second complaint was not dismissed; and the FERC trial staff argued for an authorized return on equity of 9.09% if the second complaint was not dismissed. The LPSC also continued to support as its primary recommendation, based on an alternative analysis to the Opinion No. 569-A methodology, an authorized return on equity for System Energy as low as 7.56% for the first complaint refund period and as low as 7.18% for the second complaint refund period and prospectively. The MPSC and the APSC also continued to support as their primary recommendation, based on an alternative analysis to the Opinion No. 569-A methodology, an authorized return on equity for System Energy as low as 8.26% for the first complaint refund period and as low as 8.32% for the second complaint refund period and prospectively. System Energy argued that strict application of the Opinion No. 569-A methodology produces results inconsistent with investor requirements and does not provide a sound basis on which to evaluate System Energy’s authorized return on equity. Therefore, as its primary recommendation, System Energy argued for the use of a methodology that incorporates four separate financial models and, based on application of this recommended methodology, an authorized return on equity of 10.12% for the first refund period, which also fell within the presumptively just and reasonable range calculated for the second refund period and prospectively. Under the Opinion No. 569-A methodology, System Energy calculated an authorized return on equity of 9.44% for the first refund period, which also fell within the presumptively just and reasonable range calculated for the second refund period and prospectively.

With regard to the capital structure, the LPSC’s primary recommendation was that the FERC establish a hypothetical capital structure for System Energy for ratemaking purposes, according to which System Energy’s common equity ratio would be set to Entergy Corporation’s equity ratio of 37% equity and 63% debt. The APSC and the MPSC recommended that 35.98% be set as the common equity ratio for System Energy. The FERC trial

Entergy Corporation and Subsidiaries
Notes to Financial Statements

staff argued that the average capital structure of the proxy group used to develop System Energy’s return on equity should be used to establish the capital structure. Using this approach, the FERC trial staff calculated the average capital structure for its proposed proxy group of 46.74% common equity and 53.26% debt. System Energy disputed all of these recommendations and argued that the use of its actual capital structure was just and reasonable.

After conducting a hearing, in March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% was no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio was excessive and that the just and reasonable equity ratio was 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio.

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

As discussed below in “System Energy Settlement with the MPSC,” “System Energy Settlement with the APSC,” “System Energy Settlement with the City Council,” and “System Energy Settlement with the LPSC,” the MPSC, the APSC, the City Council, and the LPSC have settled their claims related to these proceedings. As part of the settlements with their respective retail regulators, effective July 2022 for Entergy Mississippi, November 2023 for Entergy Arkansas, June 2024 for Entergy New Orleans, and September 2024 for Entergy Louisiana, bills issued under the Unit Power Sales Agreement reflect a return on equity of 9.65% and a capital structure not to exceed 52% equity.

In August 2022 the D.C. Circuit issued an order addressing appeals of FERC’s Opinion No. 569 and 569-A, which established the methodology applied in the ALJ’s initial decision in the proceeding against System Energy discussed above. The appellate order addressed the methodology for determining the return on equity applicable to transmission owners in MISO. The D.C. Circuit found the FERC’s use of the Risk Premium model as part of the methodology to be arbitrary and capricious, and remanded the case back to the FERC. In October 2024, after System Energy had reached settlements with each of the retail regulators involved in the return on equity and capital structure proceeding discussed above, the FERC issued a remand order in the MISO transmission owners’ return on equity case, concluding that the record supported the methodology that it originally directed in Opinion No. 569 utilizing an equal weighting of the two-step discounted cash flow model and capital asset pricing model. As a result, it determined that the just and reasonable return on equity for the MISO transmission owners is 9.98%. In light of the System Energy settlements detailed below, the FERC’s changes to its return on equity methodology in the decision on the MISO transmission owners’ return on equity will not have any immediate effect on System Energy’s return on equity because System Energy’s return on equity has been set at 9.65% through the global settlement through the end of June 2026.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

In May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The complaint alleged that System Energy violated the filed rate and the FERC’s ratemaking and accounting requirements when it included in Unit Power Sales Agreement billings the cost of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

capital additions associated with the sale-leaseback interest, and that System Energy was double-recovering costs by including both the lease payments and the capital additions in Unit Power Sales Agreement billings. The complaint also claimed that System Energy was imprudent in entering into the sale-leaseback renewal because the Utility operating companies that purchase Grand Gulf’s output from System Energy could have obtained cheaper capacity and energy in the MISO markets. The complaint further alleged that System Energy violated various other reporting and accounting requirements and should have sought prior FERC approval of the lease renewal. The complaint sought various forms of relief from the FERC, including refunds for capital addition costs for all years in which they were recorded in allegedly non-formula accounts or, alternatively, the disallowance of the return on equity for the capital additions in those years plus interest; a disallowance and refund of the lease costs of the sale-leaseback renewal on grounds of imprudence; an investigation into System Energy’s treatment of a DOE litigation payment; and the imposition of certain forward-looking procedural protections, including audit rights for retail regulators of the Unit Power Sales Agreement formula rates. The APSC, the MPSC, and the City Council intervened in the proceeding.

In June 2018, System Energy and Entergy Services filed a motion to dismiss and an answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint was inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorized System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint failed to justify any disallowance or refunds. The response also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff. In September 2018 the FERC issued an order setting the complaint for hearing and settlement proceedings and establishing a refund effective date of May 18, 2018.

In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. Testimony was filed by the LPSC, the MPSC, the APSC, the City Council, the FERC trial staff, and System Energy between March 2019 and October 2019. The final positions of the parties, after all pre-filed testimony was submitted, were as follows. The LPSC sought refunds that included the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income tax associated with uncertain tax positions (with a corresponding refund of approximately $512 million), and the cost of capital additions associated with the sale-leaseback interest, as well as interest on those amounts. The LPSC also argued that adjustments to depreciation rates should require retroactive depreciation expense refunds but only prospective rate base adjustments. The APSC, the MPSC, and the City Council generally agreed with the LPSC’s positions. The FERC trial staff argued for refunds for rate base reductions for liabilities associated with uncertain tax positions, and also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. System Energy filed testimony asking the FERC to reject all of the LPSC’s claims for refunds and opposing the FERC trial staff’s position regarding the uncertain tax position issue. System Energy also argued that the FERC trial staff’s position regarding depreciation rates for capital additions was not unreasonable, but any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate would also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed.

After holding a hearing in November 2019, in April 2020 the FERC ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy was recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which was approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections.

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

In addition, in September 2020, the IRS issued a Notice of Proposed Adjustment (NOPA) and Entergy executed it. The NOPA memorialized the IRS’s decision to adjust the 2015 consolidated federal income tax return of Entergy Corporation and certain of its subsidiaries, including System Energy, with regard to the uncertain decommissioning tax position. Pursuant to the audit resolution documented in the NOPA, the IRS allowed System Energy’s inclusion of $102 million of future nuclear decommissioning costs in System Energy’s cost of goods sold for the 2015 tax year, roughly 10% of the requested deduction, but disallowed the balance of the position. In September 2020, System Energy filed a motion to lodge the NOPA into the record in the FERC proceeding. In October 2020 the LPSC, the APSC, the MPSC, the City Council, and the FERC trial staff filed oppositions to System Energy’s motion. As a result of the NOPA issued by the IRS in September 2020, System Energy filed, in October 2020, a new Federal Power Act section 205 filing at FERC to establish an ongoing rate base credit for the accumulated deferred income taxes resulting from the decommissioning uncertain tax position. On a prospective basis beginning with the October 2020 bill, System Energy proposed to include the accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position as a credit to rate base under the Unit Power Sales Agreement. In November 2020 the LPSC, the APSC, the MPSC, and the City Council filed a protest to the filing, and System Energy responded.

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

As a result of the RAR, in December 2020, System Energy filed amendments to its new Federal Power Act section 205 filings to establish an ongoing rate base credit for the accumulated deferred income taxes resulting from

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the decommissioning uncertain tax position and to credit excess accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position. The amendments both proposed the inclusion of the RAR as support for the filings. In December 2020 the LPSC, the APSC, and the City Council filed protests to the amendments. In February 2021 the FERC issued an order accepting System Energy’s Federal Power Act section 205 filings subject to refund, setting them for hearing, and holding the hearing in abeyance.

In December 2020, System Energy filed a new Federal Power Act section 205 filing to provide a one-time, historical credit of $25.2 million for the accumulated deferred income taxes that would have been created by the decommissioning uncertain tax position if the IRS’s decision had been known in 2016. In January 2021 the LPSC, APSC, MPSC, and City Council filed a protest to the filing. In February 2021 the FERC issued an order accepting System Energy’s Federal Power Act section 205 filing subject to refund, setting it for hearing, and holding the hearing in abeyance. System Energy provided the one-time credit during the first quarter 2021.

In December 2022 the FERC issued an order on the ALJ’s initial decision, which affirmed it in part and modified it in part. The FERC’s order directed System Energy to calculate refunds on three issues, and to provide a compliance report detailing the calculations. The FERC’s order also disallowed the future recovery of sale-leaseback renewal costs, which is estimated at approximately $11.5 million annually for purchases from Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans through July 2036. The three refund issues were rental expenses related to the renewal of the sale-leaseback arrangements; refunds, if any, for the revenue requirement impact of including accumulated deferred income taxes resulting from the decommissioning uncertain tax positions from 2004 through the present; and refunds for the net effect of correcting the depreciation inputs for capital additions attributable to the portion of plant subject to the sale-leaseback.

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

In January 2023, System Energy filed its compliance report with the FERC. With respect to the sale-leaseback renewal costs, System Energy calculated a refund of $89.8 million, which represented all of the sale-leaseback renewal rental costs that System Energy recovered in rates, with interest. With respect to the decommissioning uncertain tax position issue, System Energy calculated that no additional refunds were owed because it had already provided a one-time historical credit (for the period January 2016 through September 2020) of $25.2 million based on the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position, and because it has been providing an ongoing rate base credit for the accumulated deferred income taxes that resulted from the IRS’s partial acceptance of the decommissioning tax position since October 2020. With respect to the depreciation refund, System Energy calculated a refund of $13.7 million, which is the net total of a refund to customers for excess depreciation expense previously collected, plus interest, offset by the additional return on rate base that System Energy previously did not collect, without interest. See “System Energy Settlement with the MPSC” below for discussion of the regulatory charge and corresponding regulatory liability recorded in June 2022 related to these proceedings. In January 2023, System Energy paid the refunds of $103.5 million, which included refunds of $41.7 million to Entergy Arkansas, $27.8 million to Entergy Louisiana, and $34 million to Entergy New Orleans.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and Entergy Arkansas for that issue as $493 million, including interest (and without factoring in the $25.2 million refund that System Energy already paid in 2021).

In January 2023, System Energy filed a request for rehearing of the FERC’s determinations in the December 2022 order on sale-leaseback refund issues and future lease cost disallowances, the FERC’s prospective policy on uncertain tax positions, and the proper accounting of System Energy’s accumulated deferred income taxes adjustment for the Tax Cuts and Jobs Act of 2017; and a motion for confirmation of its interpretation of the December 2022 order’s remedy concerning the decommissioning tax position. In January 2023 the retail regulators filed a motion for confirmation of their interpretation of the refund requirement in the December 2022 FERC order and a provisional request for rehearing. In February 2023 the FERC issued a notice that the rehearing requests were denied by operation of law. In March 2023, System Energy filed in the United States Court of Appeals for the Fifth Circuit a petition for review of the December 2022 order. In March 2023, System Energy also filed an unopposed motion to stay the proceeding in the Fifth Circuit pending the FERC’s disposition of the pending motions, and the court granted the motion to stay.

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

In August 2023 the FERC issued an order addressing arguments raised on rehearing and partially setting aside the prior order (rehearing order). The rehearing order addressed rehearing requests that were filed in January 2023 separately by System Energy and the LPSC, the APSC, and the City Council.

In the rehearing order, the FERC directed System Energy to recalculate refunds for two issues: (1) refunds of rental expenses related to the renewal of the sale-leaseback arrangements and (2) refunds for the net effect of correcting the depreciation inputs for capital additions associated with the sale-leaseback. With regard to the sale-leaseback renewal rental expenses, the rehearing order allowed System Energy to recover an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback as of the expiration of the initial lease term. With regard to the depreciation input issue, the rehearing order allowed System Energy to offset refunds so that System Energy may collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. The rehearing order further directed System Energy to submit within 60 days of the date of the rehearing order an additional compliance filing to revise the total refunds for these two issues. As discussed above, System Energy’s January 2023 compliance filing calculated $103.5 million in total refunds, and the refunds were paid in January 2023. In October 2023, System Energy filed its compliance report with the FERC as directed in the August 2023 rehearing order. The October 2023 compliance report reflected recalculated refunds totaling $35.7 million for the two issues resulting in $67.8 million in refunds that could be recouped by System Energy. As discussed below in “System Energy Settlement with the APSC,” System Energy reached a settlement in principle with the APSC to resolve several pending cases under the FERC’s jurisdiction, including this one, pursuant to which it agreed not to recoup the $27.3 million calculated for Entergy Arkansas in the compliance filing. As a result of the FERC’s rulings on the sale-leaseback and depreciation input issues in the August 2023 rehearing order, in third quarter 2023, System Energy recorded a regulatory asset and corresponding regulatory credit of $40 million to reflect the portion of the January 2023 refunds to be recouped from Entergy Louisiana and Entergy New Orleans. Consistent with the compliance filing, in October 2023, Entergy Louisiana and Entergy New Orleans paid recoupment amounts of $18.2 million and $22.3 million, respectively, to System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2023 the LPSC filed with the FERC a request for rehearing and clarification of the rehearing order. The LPSC requested that the FERC reverse its determination in the rehearing order that System Energy may collect an implied return of and on the depreciated cost of the portion of the plant subject to the sale-leaseback, as of the expiration of the initial lease term, as well as its determination in the rehearing order that System Energy may offset the refunds for the depreciation rate input issue and collect interest on the rate base recalculations that were part of the overall depreciation rate recalculations. In addition, the LPSC requested that the FERC either confirm the LPSC’s interpretation of the refund associated with the decommissioning uncertain tax positions or explain why it is not doing so. In October 2023 the FERC issued a notice that the rehearing request was deemed denied by operation of law. In November 2023 the FERC issued a further notice stating that it would not issue any further order addressing the rehearing request. Also in November 2023 the LPSC filed with the United States Court of Appeals for the Fifth Circuit a petition for review of the FERC’s August 2023 rehearing order and denials of the September 2023 rehearing request.

In December 2023 the United States Court of Appeals for the Fifth Circuit lifted the abeyance on the consolidated System Energy appeals and it also consolidated the LPSC’s appeal with the System Energy appeals. Briefing of the appeals occurred between March 2024 and July 2024. In September 2024 the parties filed a joint motion to continue and stay oral argument, previously scheduled for October 2024, pending the FERC’s decision whether to approve the settlement between System Energy and the LPSC, and the United States Court of Appeals for the Fifth Circuit granted the motion. In November 2024, after the FERC issued the order approving the settlement between System Energy and the LPSC, System Energy, the LPSC, the APSC, and the FERC filed a joint stipulation to dismiss the pending appeals, which the United States Court of Appeals for the Fifth Circuit granted.

As discussed below in “System Energy Settlement with the MPSC,” “System Energy Settlement with the APSC,” “System Energy Settlement with the City Council,” and “System Energy Settlement with the LPSC,” the MPSC, the APSC, the City Council, and the LPSC have settled their claims related to this proceeding.

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

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The first complaint raised two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. Several of the filed rate allegations overlapped with the previous complaints. The filed rate allegations not previously raised were that System Energy: failed to provide a rate base credit to customers for the “time value” of sale-leaseback lease payments collected from customers in advance of the time those payments were due to the owner-lessors; improperly included certain sale-leaseback transaction costs in rate base as

Entergy Corporation and Subsidiaries
Notes to Financial Statements

prepayments; improperly included nuclear refueling outage costs in rate base; wrongly included categories of accumulated deferred income taxes as increases to rate base; charged customers based on a higher equity ratio than would be appropriate due to excessive retained earnings; and did not correctly reflect money pool investments and imprudently invested cash into the money pool. The elements of the Unit Power Sales Agreement that the complaint alleged were unjust and unreasonable include: the current cash working capital allowance of zero, uncapped recovery of incentive and executive compensation, lack of an equity re-opener, and recovery of lobbying and private airplane travel expenses. The complaint also requested a rate investigation into the Unit Power Sales Agreement and System Energy’s billing practices pursuant to section 206 of the Federal Power Act, including any issue relevant to the Unit Power Sales Agreement and its inputs. System Energy filed its answer opposing the complaint in November 2020. In its answer, System Energy argued that all of the claims raised in the complaint should be dismissed and agreed that bill adjustment with respect to two discrete issues were justified. System Energy argued that dismissal was warranted because all claims fell into one or more of the following categories: the claims had been raised and were being litigated in another proceeding; the claims did not present a prima facie case and did not satisfy the threshold burden to establish a complaint proceeding; the claims were premised on a theory or request relief that is incompatible with federal law or FERC policy; the claims request relief that is inconsistent with the filed rate; the claims were barred or waived by the legal doctrine of laches; and/or the claims had been fully addressed and do not warrant further litigation. In December 2020, System Energy filed a bill adjustment report indicating that $3.4 million had been credited to customers in connection with the two discrete issues concerning the inclusion of certain accumulated deferred income taxes balances in rates.

In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of FERC’s decision as related to matters set for hearing that were beyond the scope of FERC’s jurisdiction or authority. The complainants sought rehearing of FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of FERC’s orders in the Court of Appeals for the Fifth Circuit. In November 2021 the Fifth Circuit dismissed the appeal as premature.

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

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims included, among other things, allegations that: (1) System Energy should not have included certain sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC also sought a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of its proposed refunds. In addition, the LPSC sought amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argued that: (1) System Energy should have included borrowings from the Entergy system money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleged that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommended a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council

Entergy Corporation and Subsidiaries
Notes to Financial Statements

further recommended that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argued, among other things, that: (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) that the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) that an accounting misclassification for deferred refueling outage costs had been corrected, caused no harm to customers, and requires no refunds; and (4) that its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 had been correct. System Energy further responded that no retroactive adjustment to retained earnings or capital structure should be ordered because there was no general policy requiring such a remedy, and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that were being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which had been included in rates for decades, was unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presented evidence to show that none of the proposed adjustments were needed. On the issue of below-the-line expenses, during discovery procedures System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argued that the Unit Power Sales Agreement did not include System Energy’s borrowings from the Entergy system money pool or earnings on deposits to the Entergy system money pool in the determination of the cost of capital; and accordingly, no refunds were appropriate on those issues. In response to the City Council’s claims, System Energy argued that it has reasonably managed its cash and that the City Council’s theory of cash management was defective because it failed to adequately consider the relevant cash needs of System Energy and it made faulty presumptions about the operation of the Entergy system money pool. System Energy further pointed out that the issue of its capital structure was already subject to pending FERC litigation.

In March 2022 the FERC trial staff filed direct and answering testimony in response to the LPSC, the APSC, and the City Council’s direct testimony. In its testimony, the FERC trial staff recommended refunds for two primary reasons: (1) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with rate refunds; and (2) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with a deemed contract satisfaction and reissuance that occurred in 2005. The FERC trial staff recommended refunds of $84.1 million, exclusive of any tax gross-up or FERC interest. In addition, the FERC trial staff recommended the following prospective modifications to the Unit Power Sales Agreement: (1) inclusion of a rate base credit to recognize the time value of money associated with the advance collection of lease payments; (2) exclusion of executive incentive compensation costs for members of the Office of the Chief Executive and long-term performance unit costs where awards are based solely or primarily on financial metrics; and (3) exclusion of unvested, accrued amounts for stock options, performance units, and restricted stock awards. With respect to issues that ultimately concerned the reasonableness of System Energy’s rate of return, the FERC trial staff stated that it was unnecessary to consider such issues in the proceeding, in light of the pending case concerning System Energy’s return on equity and capital structure. On all other material issues raised by the LPSC, the APSC, and the City Council, the FERC trial staff recommended either no refunds or no modification to the Unit Power Sales Agreement.

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

In May 2022 the LPSC, the APSC, and the City Council filed rebuttal testimony. The LPSC’s testimony asserted new claims, including that: (1) certain of the sale-leaseback transaction costs may have been imprudently incurred; (2) accumulated deferred income taxes associated with sale-leaseback transaction costs should have been included in rate base; (3) accumulated deferred income taxes associated with federal investment tax credits should have been excluded from rate base; (4) monthly net operating loss accumulated deferred income taxes should have been excluded from rate base; and (5) several categories of proposed rate changes, including executive incentive compensation, air travel, industry dues, and legal costs, also warranted historical refunds. The LPSC’s rebuttal testimony argued that refunds for the alleged tariff violations and other claims must be calculated by rerunning the Unit Power Sales Agreement formula rate; however, it included estimates of refunds associated with some, but not all, of its claims, totaling $286 million without interest. The City Council’s rebuttal testimony also proposed a new, alternate theory and claim for relief regarding System Energy’s participation in the Entergy system money pool, under which it calculates estimated refunds of approximately $51.7 million. The APSC’s rebuttal testimony agreed with the LPSC’s direct testimony that retained earnings should be adjusted in a comprehensive refund calculation. The testimony quantified the estimated impacts of three issues: (1) a $1.5 million reduction in the revenue requirement under the Unit Power Sales Agreement if System Energy’s borrowings from the money pool were included in short-term debt; (2) a $1.9 million reduction in the revenue requirement if System Energy’s allocated share of money pool earnings were credited through the Unit Power Sales Agreement; and (3) a $1.9 million reduction in the revenue requirement for every $50 million of refunds ordered in a given year, without interest. In total, excluding the settled issues noted below, the claims sought more than $700 million in refunds and interest, based on charges to all Unit Power Sales Agreement purchasers including Entergy Mississippi. The hearing before a FERC ALJ occurred between September and December 2022.

In November 2022, System Energy filed a partial settlement agreement with the APSC, the City Council, and the LPSC that resolved the following issues raised in the Unit Power Sales Agreement complaint: advance collection of lease payments, aircraft costs, executive incentive compensation, money pool borrowings, advertising expenses, deferred nuclear refueling outage costs, industry association dues, and termination of the capital funds agreement. The settlement provided that System Energy would provide a black box refund of $18 million (inclusive of interest), plus additional refund amounts with interest to be calculated for certain issues to be distributed to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans as the Utility operating companies other than Entergy Mississippi purchasing under the Unit Power Sales Agreement. The settlement further provided that if the APSC, the City Council, or the LPSC agreed to the global settlement System Energy entered into with the MPSC (discussed below), and such global settlement included a black box refund amount, then the black box refund for this settlement agreement would not be incremental or in addition to the global black box refund amount. The settlement agreement addressed other matters as well, including adjustments to rate base beginning in October 2022, exclusion of certain other costs, and inclusion of money pool borrowings, if any, in short-term debt within the cost of capital calculation used in the Unit Power Sales Agreement. In April 2023 the FERC approved the settlement agreement. The refund provided for in the settlement agreement was included in the May 2023 service month bills under the Unit Power Sales Agreement.

In May 2023 the presiding ALJ issued an initial decision finding that System Energy should have excluded multiple identified categories of accumulated deferred income taxes from rate base when calculating Unit Power Sales Agreement bills. The initial decision also found that the Unit Power Sales Agreement should be modified such that a cash working capital allowance of negative $36.4 million is applied prospectively. On the other non-settled issues for which the complainants sought refunds or changes to the Unit Power Sales Agreement, the initial decision ruled against the complainants.

System Energy disagreed with the ALJ’s findings concerning the accumulated deferred income taxes issues and cash working capital. In July 2023, System Energy filed a brief on exceptions to the initial decision’s accumulated deferred income taxes findings. Also in July 2023, the APSC, the LPSC, the City Council, and the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

FERC trial staff filed separate briefs on exceptions. In August 2023 all parties filed separate briefs opposing exceptions.

As discussed below in “System Energy Settlement with the MPSC,” “System Energy Settlement with the APSC,” and “System Energy Settlement with the City Council,” and “System Energy Settlement with the LPSC,” the MPSC, the APSC, and the City Council, and the LPSC have settled their claims related to this proceeding.

Grand Gulf Prudence Complaints

The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contained two primary allegations. First, it alleged that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it sought refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that could only be identified upon further investigation. Second, it alleged that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it sought refunds of all costs of the 2012 uprate that were determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asked that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance indicators were met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs could be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argued that the complaint did not meet its legal burden because, among other reasons, it failed to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argued that the complaint failed because, among other reasons, the complainants’ own conduct prevented them from raising a serious doubt as to the prudence of the uprate. System Energy also requested that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they were not warranted. In February 2023 the FERC issued an order denying rehearing and thereby affirming its order setting the complaint for settlement and hearing procedures. In July 2023 the FERC chief ALJ terminated settlement procedures and appointed a presiding ALJ to oversee hearing procedures. In September 2023 a procedural schedule for hearing procedures was established. Also in September 2023 the LPSC authorized its staff to file an additional complaint concerning the prudence of System Energy’s operation and management of Grand Gulf in the year 2022. In October 2023 the LPSC, the APSC, and the City Council filed what they styled as an amended and supplemental complaint with the FERC against System Energy, Entergy Services, and Entergy Operations. In November 2023, System Energy answered the amended and supplemental complaint. Pursuant to the procedural schedule, the complainants’ testimony in the original complaint proceeding was filed in December 2023. System Energy’s answering testimony was filed in May 2024, and the FERC trial staff’s direct and answering testimony was filed in June 2024.

As discussed below in “System Energy Settlement with the APSC,” “System Energy Settlement with the City Council,” and “System Energy Settlement with the LPSC,” the APSC, the City Council, and the LPSC have settled all of their claims related to this proceeding.

System Energy Settlement with the MPSC

In June 2022, System Energy, Entergy Mississippi, and additional named Entergy parties involved in thirteen docketed proceedings before the FERC filed with the FERC a partial settlement agreement and offer of settlement. The settlement memorialized the Entergy parties’ agreement with the MPSC to globally resolve all actual and potential claims between the Entergy parties and the MPSC associated with those FERC proceedings and with System Energy’s past implementation of the Unit Power Sales Agreement. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. Entergy Mississippi purchases the greatest single amount, nearly 40% of System Energy’s share of Grand Gulf, after its additional purchases from affiliates are considered.

The settlement provided for a black box refund of $235 million from System Energy to Entergy Mississippi. In addition, beginning with the July 2022 service month, the settlement provided for Entergy Mississippi’s bills from System Energy to be adjusted to reflect: an authorized rate of return on equity of 9.65%, a capital structure not to exceed 52% equity, a rate base reduction for the advance collection of sale-leaseback rental costs, and the exclusion of certain long-term incentive plan performance unit costs from rates. The settlement was approved by the MPSC in June 2022 and the FERC in November 2022.

System Energy had previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consisted of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. System Energy paid the black box refund of $235 million to Entergy Mississippi in November 2022.

System Energy Settlement with the APSC

In October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covered the amended and supplemental complaint, discussed above in “Grand Gulf Prudence Complaint,” filed at the FERC in October 2023. System Energy, Entergy Arkansas, additional Entergy parties, and the APSC filed the settlement agreement and supporting materials with the FERC in November 2023.

The terms of the settlement with the APSC aligned with the $588 million global black box settlement reached between System Energy and the MPSC in June 2022 and provided for Entergy Arkansas to receive a black box refund of $142 million from System Energy, inclusive of $49.5 million already received by Entergy Arkansas from System Energy. In addition, beginning with the November 2023 service month, the settlement provided for Entergy Arkansas’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity. In March 2024 the FERC approved the settlement, and System Energy paid the remaining black box refund of $93 million to Entergy Arkansas in 2024.

System Energy Settlement with the City Council

In April 2024, System Energy, Entergy New Orleans, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the City Council to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covered the amended and supplemental complaint, discussed in “Grand Gulf Prudence Complaints” above, filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. In May 2024, System Energy, Entergy New Orleans, additional named Entergy parties, and the City Council filed the settlement agreement and supporting materials with the FERC.

The terms of the settlement with the City Council aligned with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022 and between System Energy and the APSC in November 2023. The settlement provided for Entergy New Orleans to receive a black box refund of $116 million from System Energy, inclusive of approximately $18 million already received by Entergy New Orleans from System Energy. In addition, beginning with the June 2024 service month, the settlement provided for Entergy New Orleans’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity. In August 2024 the FERC approved the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

settlement, and System Energy paid the remaining black box refund of $98 million to Entergy New Orleans in October 2024.

System Energy Settlement with the LPSC

In July 2024, System Energy and the LPSC staff reached a settlement in principle to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covered the amended and supplemental complaint, discussed above in “Grand Gulf Prudence Complaints,” filed by the LPSC, the APSC, and the City Council at the FERC in October 2023. In August 2024 the LPSC approved the settlement. In September 2024 the settling parties filed the settlement for approval by the FERC.

The terms of the settlement with the LPSC staff aligned with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022, between System Energy and the APSC in November 2023, and between System Energy and the City Council in April 2024. The settlement in principle provided for Entergy Louisiana to receive a black box refund of $95 million from System Energy, inclusive of approximately $15 million already received by Entergy Louisiana from System Energy. In addition, beginning with the September 2024 service month, the settlement provided for Entergy Louisiana’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity. In November 2024 the FERC approved the settlement, and System Energy paid the remaining black box refund of $80 million to Entergy Louisiana in December 2024.

The settlement also included an agreement that, subject to the receipt of necessary regulatory approvals, Entergy Louisiana will divest to Entergy Mississippi all of its interest in Grand Gulf capacity and energy under the Unit Power Sales Agreement and its purchases from Entergy Arkansas under the MSS-4 replacement tariff. In October 2024 Entergy Louisiana and Entergy Mississippi filed with the FERC a PPA under which Entergy Mississippi would purchase Entergy Louisiana’s purchases of Grand Gulf capacity and energy. The PPA is governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies. The requisite approvals for the PPA were issued by the FERC in November 2024 and the MPSC in February 2025. The divestiture is effective as of January 1, 2025.

System Energy Regulatory Liability for Pending Complaints

Prior to June 2022, System Energy recorded a provision and associated liability of $37 million for elements of the complaints against System Energy. In June 2022, as discussed in “System Energy Settlement with the MPSC” above, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing System Energy’s regulatory liability to $588 million, which consisted of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy New Orleans, and Entergy Louisiana. System Energy paid the black box refund of $235 million to Entergy Mississippi in November 2022. As discussed above in “Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue,” in January 2023 System Energy paid refunds of $103.5 million as a result of the FERC’s order in December 2022 in that proceeding and recouped $40.5 million of the $103.5 million from Entergy Louisiana and Entergy New Orleans in October 2023. In addition, as discussed above in “Unit Power Sales Agreement Complaint,” a black box refund of $18 million was made by System Energy in 2023 in connection with a partial settlement in that proceeding. Based on analysis of the then-pending complaints against System Energy and potential future settlement negotiations with the LPSC and the City Council, in third quarter 2023, System Energy recorded a regulatory charge of $40 million to increase System Energy’s regulatory liability related to complaints against System Energy. In December 2023 the $93 million black box refund to Entergy Arkansas was reclassified from the regulatory liability to accounts payable - associated companies on System Energy’s balance sheet. System Energy paid the remaining black box refunds of $93 million to Entergy Arkansas, $98 million to Entergy New Orleans, and $80 million to Entergy Louisiana in 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Unit Power Sales Agreement

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. This formal challenge was ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” above for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2021 Calendar Year Bills

In March 2023, pursuant to the protocols procedures discussed above, the LPSC, the APSC, and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2021. This formal challenge was ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” above for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2022 Calendar Year Bills

In February 2024, pursuant to the protocols procedures, the LPSC and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2022. This formal challenge was ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” above for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

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

Pension Costs Amendment Proceeding

In October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Energy’s proposed amendments with an

Entergy Corporation and Subsidiaries
Notes to Financial Statements

effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. Testimony was filed by the parties from October 2023 through April 2024, and the hearing concluded in June 2024.

In September 2024 the presiding ALJ issued an initial decision recommending that the FERC approve inclusion of a line item in rate base for prepaid and accrued pension costs; however, the presiding ALJ did not agree with System Energy’s proposed methodology to calculate the value of the prepaid and accrued pension cost input. Instead, the presiding ALJ recommended limiting System Energy’s recovery to the prepaid and accrued pension costs that were incurred beginning in 2015 and later.

System Energy disputes the presiding ALJ's determination concerning the methodology used to calculate the prepaid and accrued pension input, and System Energy filed exceptions to these rulings in October 2024. In October 2024, the LPSC, the APSC, and the FERC trial staff filed separate briefs on exceptions; these parties generally argue that the presiding ALJ should have rejected System Energy’s filing entirely, rather than limit System Energy’s recovery of the prepaid and accrued pension costs. Later in October 2024, System Energy, the LPSC, the APSC, and the FERC trial staff filed separate briefs opposing exceptions.

If the ALJ’s determination is affirmed by the FERC, System Energy estimates refunds, including interest through December 31, 2024, of approximately $16 million to $21 million would be owed. The ALJ's initial decision is not binding on the FERC and is an interim step in the hearing process. No refunds will be owed in connection with this proceeding and no changes to System Energy’s pension cost recovery methodology will be implemented unless and until the FERC requires them in a final order. This proceeding is not covered by the global settlements described above.

Storm Cost Recovery Filings with Retail Regulators

Entergy Louisiana

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy Louisiana and Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages.

In December 2024, and subsequently amended in an errata filed in February 2025, Entergy Louisiana submitted an application to the LPSC seeking a determination that approximately $183.6 million in storm restoration costs associated with Hurricane Francine were reasonable and necessary and, therefore, eligible for recovery from customers, as well as approval to recover approximately $3.6 million in certain carrying costs from customers. The $183.6 million includes approximately $152.8 million in distribution capital costs and approximately $29.8 million in non-capital costs; the balance consists of transmission and generation capital costs. Entergy Louisiana proposes in its application to recover its distribution-related capital costs of $152.8 million through the distribution recovery mechanism of its formula rate plan. Entergy Louisiana has further requested the LPSC to authorize recovery of these distribution-related capital expenses through an interim rate adjustment, subject to true-up and refund, that would begin with the first billing cycle of March 2025. Entergy Louisiana also requested to recover, from its storm reserve escrow account, $33.5 million, which consists of non-capital costs and certain carrying costs. Entergy Louisiana has also proposed to recover the transmission and generation capital costs through separate ratemaking proceedings. In February 2025, Entergy Louisiana withdrew the $33.5 million from its storm reserve escrow account. The period for intervention has expired, and a status conference for the purpose of establishing a procedural schedule has been set for March 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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
Notes to Financial Statements

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
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Mississippi

Prior to June 2024, Entergy Mississippi had approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeded $15 million, the collection of the storm damage provision ceased until such time that the accumulated storm damage provision became less than $10 million. Entergy Mississippi’s storm damage provision balance had been less than $10 million since May 2019, and Entergy Mississippi had been billing the monthly storm damage provision since July 2019.

In December 2023, Entergy Mississippi filed a Notice of Storm Escrow Disbursement and Request for Interim Relief notifying the MPSC that Entergy Mississippi had requested disbursement of approximately $34.5 million of storm escrow funds from its restricted storm escrow account. The filing also requested authorization from the MPSC, on a temporary basis, that the $34.5 million of storm escrow funds be credited to Entergy Mississippi’s storm damage provision, pending the MPSC’s review of Entergy Mississippi’s storm-related costs, and that Entergy Mississippi continue to bill its monthly storm damage provision without suspension in the event the storm damage provision balance exceeded $15 million, in anticipation of a subsequent filing by Entergy Mississippi in this proceeding. The storm damage provision exceeded $15 million upon receipt of the storm escrow funds. Because the MPSC had not entered an order on Entergy Mississippi’s filing on the requested relief to continue billing this provision, Entergy Mississippi suspended billing the monthly storm damage provision effective with February 2024 bills.

In March 2024, Entergy Mississippi made a combined dual filing which included a notice of intent to make routine change in rates and schedules and a motion for determination relating to the above-described notice of storm escrow disbursement. The notice of intent proposed a new storm damage mitigation and restoration rider to supersede both the then-current storm damage rate schedule and the vegetation management rider schedule, in which the collection of both expenses would be combined. The proposal requested that the MPSC authorize Entergy Mississippi to collect approximately $5.2 million per month for vegetation management and a storm damage provision. Furthermore, if Entergy Mississippi’s accumulated vegetation management and storm damage provision balance were to exceed $70 million, collection under the storm damage mitigation and restoration rider would cease until such time that the accumulated vegetation management and storm damage provision would become less than $60 million.

The Mississippi Public Utilities Staff reviewed the storm-related costs submitted by Entergy Mississippi and found them prudent. In June 2024 the MPSC considered and unanimously granted the relief sought by Entergy Mississippi, including authorization to credit any remaining funds in the storm escrow account to Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Mississippi’s storm damage provision and to close the storm escrow account and approving the new storm damage mitigation and restoration rider. Entergy Mississippi’s storm escrow account was liquidated in July 2024, and the new combined storm damage mitigation and restoration rider became effective with the July 2024 billing cycle. Additionally, Entergy Mississippi made a compliance filing to cease billing under the existing vegetation management rider schedule as of the same billing cycle.

Entergy New Orleans

Hurricane Ida

In August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million, which included $11 million in estimated costs, were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. In addition, estimated carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million. Also, Entergy New Orleans requested approval that the $39 million withdrawal from its funded storm reserve in September 2021 and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta in October 2020 and prior miscellaneous storms were properly applied to Hurricane Ida storm restoration costs, the application of which reduced the amount to be recovered from Entergy New Orleans customers by $46 million.

Additionally, in February 2022, Entergy New Orleans and the LURC filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. In August 2022 the City Council’s advisors recommended that the City Council authorize a single securitization bond issuance to fund Entergy New Orleans’s storm recovery reserves to an amount sufficient to: (1) allow recovery of all of Entergy New Orleans’s unrecovered storm recovery costs following Hurricane Ida, subject to City Council review and certification; (2) provide initial funding of storm recovery reserves for future storms to a level of $75 million; and (3) fund the storm recovery bonds’ upfront financing costs. In September 2022, Entergy New Orleans and the City Council’s advisors entered into an agreement in principle, which was approved by the City Council along with a financing order in October 2022, which authorized Entergy New Orleans and the LURC to proceed with a single securitization bond issuance of approximately $206 million (subject to further adjustment and review pursuant to the Final Issuance Advice Letter process set forth in the financing order), with $125 million of that total to be used for interim recovery, subject to City Council review and certification, to be allocated to unrecovered Hurricane Ida storm recovery costs; $75 million of that total to provide for a storm recovery reserve for future storms; and the remainder to fund the recovery of the storm recovery bonds’ upfront financing costs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Income taxes for Entergy for 2024, 2023, and 2022 consist of the following:

	2024	2023	2022
	(In Thousands)
Current:
Federal	$66,708	$60,639	$32,387
State	44,956	23,014	(3,091)
Total	111,664	83,653	29,296
Deferred and non-current - net	281,190	(768,941)	(67,520)
Investment tax credits - net	(11,827)	(5,247)	(754)
Income taxes	$381,027	($690,535)	($38,978)

Income taxes for the Registrant Subsidiaries for 2024, 2023, and 2022 consist of the following:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($10,558)	($79,519)	$38,680	($8,022)	$8,281	($5,527)
State	(2,275)	1,709	2,407	5,331	5,468	(396)
Total	(12,833)	(77,810)	41,087	(2,691)	13,749	(5,923)
Deferred and non-current - net	88,637	307,835	39,608	6,381	52,702	39,409
Investment tax credits - net	(1,230)	(4,616)	(380)	(848)	(767)	(3,983)
Income taxes	$74,574	$225,409	$80,315	$2,842	$65,684	$29,503

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$33,100	($142,253)	$20,328	($99,343)	$2,851	$337
State	(4,201)	(6,397)	4,142	(5,854)	3,719	(1,570)
Total	28,899	(148,650)	24,470	(105,197)	6,570	(1,233)
Deferred and non-current - net	(126,878)	(52,451)	30,690	(84,744)	57,066	31,005
Investment tax credits - net	(1,231)	(4,680)	(796)	(32)	(764)	2,260
Income taxes	($99,210)	($205,781)	$54,364	($189,973)	$62,872	$32,032

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$8,015	($79,079)	$9,242	$1,074	$37,471	($11,720)
State	(1,066)	(1,773)	(6,486)	6,221	2,260	581
Total	6,949	(80,852)	2,756	7,295	39,731	(11,139)
Deferred and non-current - net	74,802	(77,223)	48,443	16,814	11,520	(83,369)
Investment tax credits - net	(855)	(4,778)	3,665	168	(630)	1,680
Income taxes	$80,896	($162,853)	$54,864	$24,277	$50,621	($92,828)

Total income taxes for Entergy differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2024, 2023, and 2022 are:

	2024	2023	2022
	(In Thousands)
Net income attributable to Entergy Corporation	$1,055,590	$2,356,536	$1,103,166
Preferred dividend requirements of subsidiaries and noncontrolling interests	5,594	5,774	(6,028)
Consolidated net income	1,061,184	2,362,310	1,097,138
Income taxes	381,027	(690,535)	(38,978)
Income before income taxes	$1,442,211	$1,671,775	$1,058,160

Income taxes computed at statutory rate (21%)	$302,864	$351,073	$222,214
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	81,377	70,144	61,368
Regulatory differences - utility plant items	(30,288)	(27,901)	(32,143)
Equity component of AFUDC	(27,343)	(20,172)	(14,156)
Amortization of investment tax credits	(8,808)	(7,978)	(7,740)
Flow-through / permanent differences	33	(1,374)	1,011
Amortization of deficient/(excess) ADIT (a)	19,169	9,102	(34,899)
IRS audit resolution (b)	—	(842,769)	—
Reversal of regulatory liability (c)	—	(105,649)	—
Entergy Louisiana securitization (d)	—	(129,034)	(282,620)
System Energy sale-leaseback order (e)	—	—	12,662
State audit resolution (f)	(9,057)	—	—
State rate change (g)	28,636	—	—
Provision for uncertain tax positions	21,487	18,884	34,423
Valuation allowance	(780)	(8,697)	(2,754)
Other - net	3,737	3,836	3,656
Total income taxes as reported	$381,027	($690,535)	($38,978)
Effective Income Tax Rate	26.4%	(41.3%)	(3.7%)

(a)See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess accumulated deferred income taxes (ADIT) in 2024, 2023, and 2022 and the tax legislation enactment in 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)See “Income Tax Audits - 2016-2018 IRS Audit” below for discussion of the resolution of the 2016-2018 IRS audit in 2023.
(c)See Note 2 to the financial statements for discussion of Entergy Louisiana’s reversal of a regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the Tax Cuts and Jobs Act.
(d)See “Other Tax Matters – Act 293 Securitizations” below for discussion of the Entergy Louisiana May 2022 and March 2023 storm cost securitizations.
(e)See Note 2 to the financial statements for discussion of the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint.
(f)See “Income Tax Audits - State Income Tax Audits” below for discussion of the resolution of the 2014-2018 Arkansas Department of Finance and Administration examination in 2024.
(g)See “Other Tax Matters - Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2024, 2023, and 2022 are:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$319,466	$890,771	$245,407	$15,847	$293,622	$103,500
Income taxes	74,574	225,409	80,315	2,842	65,684	29,503
Income before income taxes	$394,040	$1,116,180	$325,722	$18,689	$359,306	$133,003

Income taxes computed at statutory rate (21%)	$82,748	$234,398	$68,402	$3,925	$75,454	$27,931
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	13,940	50,760	13,210	1,248	5,164	4,936
Regulatory differences - utility plant items	(9,885)	(9,988)	(3,572)	(830)	(4,537)	(1,475)
Equity component of AFUDC	(6,032)	(7,513)	(1,910)	(445)	(10,045)	(1,398)
Amortization of investment tax credits	(1,201)	(4,563)	(267)	(839)	(748)	(1,155)
Flow-through / permanent differences	214	(3,244)	2,987	(338)	(760)	(538)
Amortization of excess ADIT (a)	10,193	9,305	—	(332)	2	—
State audit resolution (f)	(18,276)	—	—	—	—	—
State rate change (g)	—	16,307	—	242	—	—
Non-taxable dividend income	—	(64,982)	—	—	—	—
Provision for uncertain tax positions	1,800	3,400	1,100		777	1,000
Other - net	1,073	1,529	365	211	377	202
Total income taxes as reported	$74,574	$225,409	$80,315	$2,842	$65,684	$29,503
Effective Income Tax Rate	18.9%	20.2%	24.7%	15.2%	18.3%	22.2%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$396,850	$1,273,370	$181,969	$228,938	$291,273	$108,772
Income taxes	(99,210)	(205,781)	54,364	(189,973)	62,872	32,032
Income before income taxes	$297,640	$1,067,589	$236,333	$38,965	$354,145	$140,804

Income taxes computed at statutory rate (21%)	$62,504	$224,194	$49,630	$8,183	$74,370	$29,569
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	13,291	51,899	11,133	1,907	2,574	5,798
Regulatory differences - utility plant items	(8,812)	(5,535)	(5,290)	(1,353)	(6,394)	(517)
Equity component of AFUDC	(4,093)	(6,754)	(1,796)	(309)	(5,920)	(1,301)
Amortization of investment tax credits	(1,201)	(4,625)	(223)	(25)	(748)	(1,155)
Flow-through / permanent differences	1,105	126	3,534	(1,913)	1,493	(191)
Amortization of excess ADIT (a)	(6,095)	14,032	—	1,147	17	—
IRS audit resolution (b)	(159,588)	(179,111)	(3,291)	(198,424)	(3,112)	(1,575)
Reversal of regulatory liability (c)	—	(105,649)	—	—	—	—
Entergy Louisiana securitization (d)	—	(133,443)	—	—	—	—
Non-taxable dividend income	—	(62,116)	—	—	—	—
Provision for uncertain tax positions	2,600	(400)	300	600	211	1,200
Other - net	1,079	1,601	367	214	381	204
Total income taxes as reported	($99,210)	($205,781)	$54,364	($189,973)	$62,872	$32,032
Effective Income Tax Rate	(33.3%)	(19.3%)	23.0%	(487.5%)	17.8%	22.7%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$292,887	$855,870	$176,267	$64,101	$303,327	($276,593)
Income taxes	80,896	(162,853)	54,864	24,277	50,621	(92,828)
Income before income taxes	$373,783	$693,017	$231,131	$88,378	$353,948	($369,421)

Income taxes computed at statutory rate (21%)	$78,494	$145,534	$48,538	$18,559	$74,329	($77,578)
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	17,981	44,244	9,659	6,733	2,175	(16,727)
Regulatory differences - utility plant items	(12,466)	(6,347)	(7,726)	(1,908)	(3,010)	(686)
Equity component of AFUDC	(3,437)	(5,513)	(1,286)	(174)	(2,841)	(905)
Amortization of investment tax credits	(1,201)	(4,720)	(223)	175	(614)	(1,155)
Flow-through / permanent differences	106	3,467	4,837	230	765	(641)
Amortization of excess ADIT (a)	—	(13,164)	—	(752)	(20,983)	—
Entergy Louisiana securitization (d)	—	(289,609)	—	—	—	—
System Energy sale-leaseback order (e)	—	—	—	—	—	12,662
Non-taxable dividend income	—	(38,735)	—	—	—	—
Provision for uncertain tax positions	1,600	400	700	1,200	420	(8,000)
Valuation allowance	(1,258)	—	—	—	—	—
Other - net	1,077	1,590	365	214	380	202
Total income taxes as reported	$80,896	($162,853)	$54,864	$24,277	$50,621	($92,828)
Effective Income Tax Rate	21.6%	(23.5%)	23.7%	27.5%	14.3%	25.1%

(a)See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess ADIT in 2024, 2023, 2022 and the tax legislation enactment in 2017.
(b)See “Income Tax Audits - 2016-2018 IRS Audit” below for discussion of the resolution of the 2016-2018 IRS audit in 2023.
(c)See Note 2 to the financial statements for discussion of Entergy Louisiana’s reversal of a regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the Tax Cuts and Jobs Act.
(d)See “Other Tax Matters - Act 293 Securitizations” below for discussion of the Entergy Louisiana May 2022 and March 2023 storm cost securitizations.
(e)See Note 2 to the financial statements for discussion of the December 2022 FERC order related to the Grand Gulf sale-leaseback renewal complaint.
(f)See “Income Tax Audits - State Income Tax Audits” below for discussion of the resolution of the 2014-2018 Arkansas Department of Finance and Administration examination in 2024.
(g)See “Other Tax Matters - Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($6,451,189)	($6,192,156)
Regulatory assets	(1,003,045)	(989,405)
Nuclear decommissioning trusts/receivables	(563,423)	(467,267)
Pension, net regulatory asset	(303,007)	(363,829)
Combined unitary state taxes	(3,600)	(8,783)
Power purchase agreements	(89,614)	(75,612)
Accumulated storm damage provision	—	(2,474)
Deferred fuel	(23,305)	(69,436)
Other	(206,648)	(251,107)
Total	(8,643,831)	(8,420,069)
Deferred tax assets:
Regulatory liabilities	1,394,937	1,247,530
Nuclear and other decommissioning liabilities	164,685	147,011
Pension and other post-employment benefits	22,646	116,222
Compensation	79,580	81,226
Accumulated deferred investment tax credit	52,709	55,928
Provision for allowances and contingencies	141,769	149,479
Unbilled/deferred revenues	(9,960)	2,418
Net operating loss carryforwards	2,672,993	2,857,908
Capital losses and miscellaneous tax credits	111,325	107,009
Valuation allowance	(338,508)	(372,119)
Other	212,563	220,055
Total	4,504,739	4,612,667
Non-current accrued taxes (including unrecognized tax benefits)	(309,669)	(422,213)
Accumulated deferred income taxes and taxes accrued	($4,448,761)	($4,229,615)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2024 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration
Federal net operating losses before 1/1/2018	$4.4 billion	2025-2037
Federal net operating losses - 1/1/2018 forward	$13.9 billion	N/A
State net operating losses	$4.3 billion	2028-2042
State net operating losses with no expiration	$8.8 billion	N/A
Other federal and state carryforwards	$134.5 million	2025-2028
Miscellaneous federal and state credits	$138.8 million	2025-2044

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

Because it is more likely than not that the benefits from certain state net operating losses and other deferred tax assets will not be utilized, valuation allowances totaling $339 million as of December 31, 2024 and $372 million as of December 31, 2023 have been provided on the deferred tax assets related to federal and state jurisdictions in which Entergy does not currently expect to be able to utilize certain separate company tax return attributes, preventing realization of such deferred tax assets. Certain accelerated tax deductions which generated taxable losses in various taxing jurisdictions, and which have a limited term carryover period, have resulted in the impairment of the realizability of such carryovers and are reflected in the valuation allowance disclosed above.

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2024 and 2023 are as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,530,196)	($2,729,299)	($849,623)	($272,182)	($727,242)	($466,361)
Regulatory assets	(219,773)	(497,177)	(37,374)	(72,389)	(100,959)	(75,606)
Nuclear decommissioning trusts/receivables	(185,725)	(202,364)	—	—	—	(175,341)
Pension, net regulatory asset	(101,887)	(84,732)	(26,064)	(9,687)	(16,569)	—
Power purchase agreements	11,993	(97,846)	1,140	(12,385)	(5,148)	—
Deferred fuel	—	(4,785)	(17,234)	(1,247)	—	(78)
Other	(24,430)	(106,590)	(5,231)	(5,133)	(4,512)	(13,572)
Total	(2,050,018)	(3,722,793)	(934,386)	(373,023)	(854,430)	(730,958)
Deferred tax assets:
Regulatory liabilities	310,621	678,086	53,046	89,385	37,325	229,065
Nuclear and other decommissioning liabilities	127,933	18,649	—	(407)	97	17,956
Pension and other post-employment benefits	(29,923)	39,379	(8,989)	(19,443)	(23,403)	(24,642)
Compensation	4,851	7,119	3,277	1,394	2,596	515
Accumulated deferred investment tax credit	6,360	26,549	3,355	4,205	1,515	10,724
Provision for allowances and contingencies	31,686	59,448	11,361	23,998	4,358	225
Unbilled/deferred revenues	3,546	(24,017)	1,274	715	7,925	—
Net operating loss carryforwards	126,255	336,128	305	30,740	50	69,611
Capital losses and miscellaneous tax credits	14,489	17,029	8,206	16,220	1,273	10,788
Other	11,608	54,207	1,096	1,692	1,189	—
Total	607,426	1,212,577	72,931	148,499	32,925	314,242
Non-current accrued taxes (including unrecognized tax benefits)	(46,577)	32,262	(8,661)	22,983	(47,344)	(35,114)
Accumulated deferred income taxes and taxes accrued	($1,489,169)	($2,477,954)	($870,116)	($201,541)	($868,849)	($451,830)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,421,272)	($2,639,079)	($810,120)	($272,187)	($671,072)	($450,559)
Regulatory assets	(241,427)	(500,395)	(41,519)	(23,618)	(104,562)	(76,522)
Nuclear decommissioning trusts/receivables	(154,106)	(173,402)	—	—	—	(139,858)
Pension, net regulatory asset	(96,853)	(82,305)	(24,342)	(9,216)	(17,522)	(18,895)
Power purchase agreements	15,993	(112,292)	1,140	(12,516)	(4,551)	—
Accumulated storm damage provision	—	—	—	—	(1,387)	—
Deferred fuel	—	(17,065)	(21,137)	(1,563)	(29,194)	(37)
Other	(21,187)	(126,952)	(6,844)	(4,270)	(3,301)	(9,051)
Total	(1,918,852)	(3,651,490)	(902,822)	(323,370)	(831,589)	(694,922)
Deferred tax assets:
Regulatory liabilities	296,278	575,459	54,586	42,921	41,137	240,310
Nuclear and other decommissioning liabilities	118,301	9,055	—	—	97	19,259
Pension and other post-employment benefits	(28,868)	46,837	(10,064)	(19,354)	(21,977)	(2,641)
Compensation	4,054	6,078	3,649	1,268	2,181	406
Accumulated deferred investment tax credit	6,761	27,902	3,446	4,431	1,672	11,717
Provision for allowances and contingencies	23,956	70,297	10,072	25,846	8,659	225
Unbilled/deferred revenues	5,962	(20,375)	6,194	1,045	8,365	—
Net operating loss carryforwards	94,321	459,553	8,375	26,227	61	35,089
Capital losses and miscellaneous tax credits	7,137	13,073	7,613	15,684	1,655	13,211
Other	17,072	52,438	1,556	(235)	1,740	—
Total	544,974	1,240,317	85,427	97,833	43,590	317,576
Non-current accrued taxes (including unrecognized tax benefits)	(63,175)	19,731	(4,349)	29,922	(26,906)	(28,398)
Accumulated deferred income taxes and taxes accrued	($1,437,053)	($2,391,442)	($821,744)	($195,615)	($814,905)	($405,744)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2024 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses before 1/1/2018	$— million	$812.8 million	$— million	$82.6 million	$— million	$— million
Year(s) of expiration	N/A	2035-2037	N/A	2037	N/A	N/A

Federal net operating losses - 1/1/2018 forward	$576 million	$2.6 billion	$— million	$26.4 million	$1.5 billion	$264.7 million
Year(s) of expiration	N/A	N/A	N/A	N/A	N/A	N/A

State net operating losses	$597.4 million	$5.8 billion	$7.1 million	$336.6 million	$1 million	$370.1 million
Year(s) of expiration	2028-2032	N/A	2039-2042	N/A	2028	2040-2044

Misc. federal credits	$12.9 million	$21 million	$4.9 million	$16.7 million	$0.8 million	$5.7 million
Year(s) of expiration	2038-2044	2035-2044	2038-2044	2037-2044	2039-2044	2029-2044

State credits	$— million	$1.1 million	$8.3 million	$— million	$1.3 million	$17 million
Year(s) of expiration	N/A	N/A	2025-2028	N/A	2027-2033	2025-2028

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

	2024	2023	2022
	(In Thousands)
Gross balance at January 1	$2,439,910	$6,393,599	$5,759,968
Additions based on tax positions related to the current year	12,731	332,884	792,134
Additions for tax positions of prior years	21,149	194,894	37,259
Reductions for tax positions of prior years (a)	(85,715)	(1,300,381)	(195,762)
Settlements (a)	(33,208)	(3,181,086)	—
Gross balance at December 31	2,354,867	2,439,910	6,393,599
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(2,079,778)	(2,160,484)	(5,566,212)
Cash paid to taxing authorities	(27,000)	—	(82,000)
Unrecognized tax benefits net of unused tax attributes and payments (b)	$248,089	$279,426	$745,387

(a)Amounts in 2023 are primarily related to the resolution of the 2016-2018 IRS audit as discussed in “Income Tax Audits - 2016-2018 IRS Audit” below. Amounts in 2024 are primarily related to the resolution of 2014-2018 Arkansas tax examination as discussed in “Income Tax Audits - State Income Tax Audits” below.
(b)Potential tax liability above what is payable on tax returns.

The balances of unrecognized tax benefits include $1,900 million, $1,899 million, and $3,254 million as of December 31, 2024, 2023, and 2022, respectively, which, if recognized, would lower the effective income tax

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $455 million, $541 million, and $3,140 million as of December 31, 2024, 2023, and 2022, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2024, 2023, and 2022 accrued balance for the possible payment of interest is approximately $32 million, $39 million, and $50 million, respectively. Interest (net-of-tax) of ($7) million, ($11) million, and $8 million was recorded in 2024, 2023, and 2022, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2024, 2023, and 2022 is as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2024	$69,197	$864,043	$5,653	$19,331	$415,205	$14,301
Additions based on tax positions related to the current year (a)	2,732	1,921	237	163	378	833
Additions for tax positions of prior years	25,784	10,357	536	153	560	1,281
Reductions for tax positions of prior years	(52,300)	(9,205)	(437)	(139)	(31,810)	—
Gross balance at December 31, 2024	45,413	867,116	5,989	19,508	384,333	16,415
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(30,333)	(753,101)	(4,997)	(11,639)	(314,446)	(16,415)
Unrecognized tax benefits net of unused tax attributes	$15,080	$114,015	$992	$7,869	$69,887	$—

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2023	$1,452,819	$1,350,836	$547,548	$638,726	$389,366	$23,702
Additions based on tax positions related to the current year (a)	2,249	332,320	209	78	196	752
Additions for tax positions of prior years	—	—	—	—	94,793	—
Reductions for tax positions of prior years (b)	(148,558)	(458,072)	(16,853)	(191,336)	(67,156)	(9,532)
Settlements (b)	(1,237,313)	(361,041)	(525,251)	(428,137)	(1,994)	(621)
Gross balance at December 31, 2023	69,197	864,043	5,653	19,331	415,205	14,301
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(34,683)	(735,612)	(3,778)	(11,721)	(381,561)	(14,301)
Unrecognized tax benefits net of unused tax attributes	$34,514	$128,431	$1,875	$7,610	$33,644	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2022	$1,408,494	$604,628	$549,569	$639,497	$552,295	$23,356
Additions based on tax positions related to the current year (a)	40,502	750,320	185	72	173	690
Additions for tax positions of prior years	6,233	10,262	1,122	393	801	761
Reductions for tax positions of prior years	(2,410)	(14,374)	(3,328)	(1,236)	(163,903)	(1,105)
Gross balance at December 31, 2022	1,452,819	1,350,836	547,548	638,726	389,366	23,702
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(1,277,414)	(1,328,916)	(504,940)	(455,928)	(377,054)	(23,702)
Unrecognized tax benefits net of unused tax attributes	$175,405	$21,920	$42,608	$182,798	$12,312	$—

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

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2024	2023	2022
	(In Millions)
Entergy Arkansas	$32.6	$57.2	$377.9
Entergy Louisiana	$868.2	$862.5	$720.8
Entergy Mississippi	$1.3	$1.0	$151.2
Entergy New Orleans	$18.3	$18.2	$310.7
Entergy Texas	$50.3	$2.9	$3.3
System Energy	$4.0	$3.1	$2.5

Accrued balances for the possible payment of interest related to unrecognized tax benefits for the Registrant Subsidiaries are as follows:

	December 31,
	2024	2023	2022
	(In Millions)
Entergy Arkansas	$8.4	$7.8	$4.3
Entergy Louisiana	$5.1	$1.5	$4.1
Entergy Mississippi	$3.2	$2.1	$3.1
Entergy New Orleans	$0.6	$0.6	$6.4
Entergy Texas	$0.5	$—	$1.1
System Energy	$2.9	$1.9	$1.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries record interest and penalties related to unrecognized tax benefits in income tax expense.  No penalties were recorded in 2024, 2023, and 2022. Interest (net-of-tax) was recorded as follows:

	2024	2023	2022
	(In Millions)
Entergy Arkansas	$0.6	$3.5	$1.6
Entergy Louisiana	$3.6	($2.6)	$0.4
Entergy Mississippi	$1.1	($1.0)	$0.7
Entergy New Orleans	$—	($5.8)	$1.2
Entergy Texas	$0.5	($1.1)	$—
System Energy	$1.0	$—	($10.2)

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state income tax returns.  IRS examinations are complete for years before 2019. All state taxing authorities’ examinations are complete for years before 2016. Entergy regularly defends its positions and works with the IRS to resolve audits.  The resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits in the next twelve months.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Mark-to-Market Method of Accounting

In 2016, Entergy Louisiana elected mark-to-market income tax treatment for various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility and from System Energy under the Unit Power Sales Agreement as well as other intercompany power purchase agreements. The election resulted in a $2 billion deductible temporary difference. The IRS allowed the mark-to-market tax method of accounting associated with the Vidalia contract and various other third-party and intercompany wholesale electric power purchase and sale agreements. The IRS disallowed the net deductions associated with the Unit Power Sales Agreement, which did not have an effect on net tax expense. The net allowance resulted in a reversal of a provision for uncertain tax positions of $132 million and a corresponding reduction of income tax expense.

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

Regulatory and Other Matters

In accordance with prior regulatory agreements associated with the Entergy Louisiana and Entergy Gulf States Louisiana business combination and Entergy New Orleans restructuring and general rate-making principles, Entergy Louisiana and Entergy New Orleans, respectively, recorded a regulatory liability and an associated regulatory charge of $38 million and $60 million ($28 million and $44 million net-of-tax), in December 2023.

Additionally, in December 2023, a regulatory asset for income tax associated with deficient ADIT of $35 million, $2 million, and $3 million, was recorded for Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi, respectively. See Note 2 to the financial statements for discussion of Entergy Arkansas’s regulatory activity related to the Tax Cuts and Jobs Act and discussion of the settlement of Entergy Arkansas’s 2023 formula rate plan.

As noted above, Entergy accrues interest expense related to unrecognized tax benefits in income tax expense. As a result of the IRS audit resolution, Entergy reversed approximately $24 million of interest related to the allowance of previously unrecognized tax benefits in December 2023.

Reversal of net deferred credits associated with the accounting for income taxes upon the resolution of the IRS audit resulted in a reduction/(increase) in income tax expense in December 2023 of $9 million, $42 million, ($2) million, $2 million, $2 million, and $1 million for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, respectively.

In April 2024, Entergy New Orleans and the City Council entered into a settlement in principle whereby Entergy New Orleans agreed to share with customers $138 million of income tax benefits from the resolution of the 2016–2018 IRS audit. Based on this settlement in principle, in first quarter 2024 Entergy New Orleans increased the associated regulatory liability from $60 million to $138 million and recorded a corresponding $78 million regulatory charge ($57 million net-of-tax). The settlement in principle requires that the regulatory liability be amortized over 25 years beginning January 2025 with the unamortized balance included in rate base and the amortization treated as a reduction to Entergy New Orleans’s retail revenue requirement. In May 2024 the City Council approved the settlement.

In September 2024 the LPSC unanimously approved a jointly filed global stipulated settlement agreement between Entergy Louisiana and the LPSC staff whereby Entergy Louisiana agreed to $184 million of customer rate credits to be given over two years, including customer sharing of income tax benefits resulting from the 2016-2018 IRS audit. See Note 2 to the financial statements for further discussion of Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement.

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

State Income Tax Audits

As a result of income tax audit adjustments proposed by the Arkansas Department of Finance and Administration, an Entergy subsidiary in the non-utility operations business recorded a provision in third quarter 2022 for uncertain tax positions of approximately $21 million, which includes interest expense. In the third quarter 2024, Entergy and the Arkansas Department of Finance and Administration resolved the terms of the Arkansas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Department of Finance and Administration’s outstanding tax assessments related to the examination of the 2014 through 2018 tax years. The agreement resulted in a payment of tax of approximately $8 million by Entergy. As a result of the income tax audit adjustments and the reversal of a provision for uncertain tax positions, including amounts previously recorded in the third quarter 2022, Entergy Arkansas recorded a net reduction in income tax expense of approximately $18 million, which was offset by approximately $9 million of income tax expense recorded by other Entergy subsidiaries, resulting in a net reduction in income tax expense for Entergy of $9 million.

Other Tax Matters

Tax Cuts and Jobs Act (TCJA)

The most significant effect of the TCJA for Entergy and the Registrant Subsidiaries was the change in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Entergy had regulatory liability balances of $1.2 billion and $1.0 billion as of December 31, 2024 and December 31, 2023, respectively. These liabilities were primarily associated with the re-measurement of deferred tax assets and liabilities due to the income tax rate change, subsequent amortization of excess ADIT, and payments to customers since the enactment of the TCJA. In addition to the protected and unprotected excess ADIT amounts, the net regulatory liability for income taxes includes other regulatory assets and liabilities for income taxes mainly related to AFUDC, as described in Note 1 to the financial statements.

Entergy’s regulatory liability for income taxes includes a gross-up at the applicable tax rate to account for the effect of excess ADIT on the ratemaking formula. The regulatory liability for income taxes reflects (1) the reduction of the net deferred tax liability resulting in excess ADIT, and (2) the tax gross-up of excess ADIT. The Registrant Subsidiaries’ December 31, 2024 and December 31, 2023 balance sheets reflect net regulatory liabilities for income taxes as follows:

	2024	2023
	(In Millions)
Entergy Arkansas	$418	$392
Entergy Louisiana	$355	$194
Entergy Mississippi	$181	$189
Entergy New Orleans	$15	$36
Entergy Texas	$94	$115
System Energy	$105	$107
Excess ADIT is generally classified into two categories: (1) the portion that is subject to the normalization requirements of the TCJA, referred to as “protected”, and (2) the portion that is not subject to such normalization provisions, referred to as “unprotected”. See Note 2 to the financial statements for discussion of Entergy Louisiana’s $106 million reversal of a regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the TCJA, recorded in fourth quarter 2023.

The majority of the remaining unamortized Excess ADIT as of December 31, 2024 is classified as protected. The TCJA mandates the normalization method of accounting for income taxes for excess ADIT associated with public utility property. The TCJA specifies the use of the average rate assumption method (ARAM) to determine of the timing of the return of excess ADIT associated with such property. Under ARAM, the excess ADIT is reduced over the remaining life of the asset. Remaining asset lives vary for each Registrant Subsidiary, but the average life of public utility property is typically 30 years or longer. Entergy will amortize the protected portion of the excess ADIT in compliance with the normalization requirements.

During the second quarter 2018, the Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the TCJA, to their customers through rate riders

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and other mechanisms approved by their respective regulatory authorities. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This manner of regulatory accounting affects the effective tax rate for the period as compared to the statutory tax rate. The return of unprotected excess accumulated deferred income taxes was substantially completed by Entergy and the Registrant Subsidiaries during 2022.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power facilities. Additionally, the Inflation Reduction Act of 2022 enacted a 1% excise tax on the buyback of public company stock and a new corporate alternative minimum tax. Entergy Arkansas has accrued approximately $5 million of solar production tax credits associated with the Walnut Bend Solar facility, the Driver Solar facility, and the West Memphis Solar facility in 2024. As the value of such credits is expected to be provided to customers, a regulatory liability has been recorded for all credits recognized in 2024.

Entergy Arkansas, Entergy Louisiana, and System Energy have the potential to generate zero-emission nuclear power production tax credits for electricity generated by their respective nuclear power facilities. Based on guidance provided by the U.S. Treasury and the IRS, the nuclear production tax credits will be calculated by multiplying the kWh of qualifying electricity by $0.003, with the value of the credits decreasing ratably, or phasing out, once the annual gross receipts from the sale of nuclear power exceed a certain threshold. If certain prevailing wage requirements are satisfied, the calculation of the credit, as described in the preceding sentence, is multiplied by a factor of five. Additional guidance is needed from the U.S. Treasury and/or the IRS to determine how the value of these credits will be calculated for power generated from nuclear facilities of rate-regulated utilities. Due to the uncertainty of value, if any, of credits Entergy Arkansas, Entergy Louisiana, or System Energy may receive, such credits have not been recognized for the nuclear power produced in 2024. Depending on the specifics of the expected additional guidance from the U.S. Treasury and/or the IRS, Entergy Arkansas, Entergy Louisiana, or System Energy may not recognize any production tax credits for their nuclear facilities, or they could recognize a significant amount each year, beginning for 2024. If the IRS does not issue any technical guidance before the due date of Entergy’s 2024 tax return, Entergy Arkansas, Entergy Louisiana, and System Energy will be required to reassess the determination of the availability of such credits based on any other additional information or regulatory requests. If credits are recognized in future periods, the value of such credits is expected to be provided to customers. As such, recognition of nuclear production tax credits is not expected to have a material effect on the results of operations of Entergy, Entergy Arkansas, Entergy Louisiana, or System Energy.

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

Arkansas and Louisiana Corporate Income Tax Rate Changes

Since 2019, the State of Arkansas has enacted corporate income tax law changes that have phased in rate reductions from the former rate of 6.5% to the currently enacted rate of 4.3%. As a result of the rate reductions, Entergy Arkansas has recorded regulatory liabilities for income taxes of approximately $29 million, $26 million, and $15 million in 2024, 2023, and 2022, respectively, and a total of $32 million for years prior to 2022. The

Entergy Corporation and Subsidiaries
Notes to Financial Statements

regulatory liabilities include a tax gross-up related to the treatment of income taxes in the retail and wholesale ratemaking formulas and have been or are scheduled to be included in future rate mechanisms.

In November 2024, during the Louisiana Third Special Legislative Session of 2024, the Louisiana legislature enacted comprehensive tax reform measures that impact corporate income taxes through a reduction in rates to a flat 5.5% (from the current highest marginal rate of 7.5%), effective January 1, 2025. Accordingly, deferred tax assets and liabilities were adjusted, with associated regulatory assets and liabilities for income taxes, to reflect the new applicable state rate. As a result of the rate reduction, Entergy Louisiana and Entergy New Orleans recorded regulatory liabilities for income taxes of approximately $179 million and $9 million, respectively. The regulatory liabilities include a tax gross-up related to the treatment of income taxes in the retail and wholesale ratemaking formulas and are expected to be included in future rate mechanisms. In fourth quarter 2024, as a result of the net reduction in certain deferred tax assets and liabilities, Entergy Louisiana and Entergy New Orleans recorded an increase of income tax expense of approximately $16.3 million and $0.2 million, respectively, with an additional $12.1 million increase of income tax expense recorded by other Entergy subsidiaries.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The estimated interest rate for the year ended December 31, 2024 that would have been applied to outstanding borrowings under the facility was 5.96%.  The following is a summary of the amounts outstanding and capacity available under the credit facility as of December 31, 2024:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,000	$—	$3	$2,997

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of December 31, 2024, Entergy Corporation had $927.3 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2024 was 5.52%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2024 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2024	Letters of Credit Outstanding as of December 31, 2024
Entergy Arkansas	April 2026	$25 million (b)	6.31%	—	—
Entergy Arkansas	June 2029	$300 million (c)	5.58%	—	—
Entergy Louisiana	June 2029	$400 million (c)	5.71%	—	—
Entergy Mississippi	June 2029	$300 million (c)	5.58%	—	—
Entergy New Orleans	June 2027	$25 million (c)	6.08%	—	—
Entergy Texas	June 2029	$300 million (c)	5.71%	—	$1.1 million

(a)The interest rate is the estimated interest rate as of December 31, 2024 that would have been applied to outstanding borrowings under the facility.
(b)Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.
(c)The credit facility includes fronting commitments for the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $5 million for Entergy Mississippi; $10 million for Entergy New Orleans; and $25 million for Entergy Texas.

The commitment fees on the credit facilities range from 0.075% to 0.375% of the undrawn commitment amount for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas, and of the entire facility amount for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2024:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2024 (a) (b)
Entergy Arkansas	$25 million	0.78%	$18.1 million
Entergy Louisiana	$125 million	0.78%	$46.2 million
Entergy Mississippi	$65 million	0.78%	$33.1 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$93.4 million

(a)As of December 31, 2024, letters of credit posted with MISO covered financial transmission rights exposure of $0.5 million for Entergy Arkansas, $0.1 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.3 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.
(b)As of December 31, 2024, the letters of credit issued for Entergy Mississippi include $31.8 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have FERC-authorized short-term borrowing limits effective through January 2027. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2024 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$15
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. In

Entergy Corporation and Subsidiaries
Notes to Financial Statements

December 2024, Entergy repaid the total $139 million of cash borrowings outstanding under the facility, and the facility was subsequently terminated.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of December 31, 2024:

Company	Expiration Date	Amount of Facility	Weighted-Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2024
	(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	6.28%	$22.5
Entergy Louisiana River Bend VIE	June 2027	$105	6.33%	$18.7
Entergy Louisiana Waterford VIE	June 2027	$105	6.32%	$18.9
System Energy VIE	June 2027	$120	6.27%	$72.7

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

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of December 31, 2024 as follows:

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

As of December 31, 2024, Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained financing authorization from the FERC that extends through January 2027 for issuances by its nuclear fuel company VIEs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy as of December 31, 2024 and 2023 consisted of:

Type of Debt and Maturity	Weighted-Average Interest Rate December 31, 2024	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2024	2023	2024	2023
				(In Thousands)
Mortgage Bonds
2024-2028	3.54%	1.50% - 6.00%	0.95% - 6.00%	$4,268,000	$6,143,000
2029-2033	3.62%	1.60% - 6.41%	1.60% - 5.30%	4,250,000	4,150,000
2034-2044	4.66%	3.10% - 6.54%	3.10% - 5.00%	3,457,000	1,507,000
2045-2066	4.48%	2.65% - 5.85%	2.65% - 5.80%	9,685,000	7,935,000
Governmental Bonds (a)
2024-2044	2.43%	2.0% - 2.5%	2.0% - 2.5%	282,375	282,375
Securitization Bonds
2024-2036	3.64%	3.051% - 3.697%	2.67% - 3.697%	242,424	267,003
Variable Interest Entities Notes Payable (Note 4)
2024-2029	3.67%	1.84% - 5.94%	1.84% - 5.94%	390,000	320,000
Entergy Corporation Senior Notes
due September 2025	n/a	0.9%	0.9%	800,000	800,000
due September 2026	n/a	2.95%	2.95%	750,000	750,000
due June 2028	n/a	1.9%	1.9%	650,000	650,000
due June 2030	n/a	2.80%	2.80%	600,000	600,000
due June 2031	n/a	2.40%	2.40%	650,000	650,000
due June 2050	n/a	3.75%	3.75%	600,000	600,000
Entergy Corporation Junior Subordinated Debentures due December 2054 (b)	n/a	7.125%	—	1,200,000	—
Entergy New Orleans Unsecured Term Loan due June 2024	n/a	—	6.25%	—	85,000
Vermont Yankee Credit Facility (Note 4)	n/a	—	6.61%	—	139,000
Entergy Arkansas VIE Credit Facility (Note 4)	n/a	6.28%	6.10%	22,500	70,200
Entergy Louisiana River Bend VIE Credit Facility (Note 4)	n/a	6.33%	6.17%	18,700	46,600
Entergy Louisiana Waterford VIE Credit Facility (Note 4)	n/a	6.32%	6.07%	18,900	29,500
System Energy VIE Credit Facility (Note 4)	n/a	6.27%	5.91%	72,700	21,500
Long-term DOE Obligation (c)	—	—	—	216,016	205,151
Grand Gulf Sale-Leaseback Obligation	n/a	—	—	34,203	34,260
Unamortized Premium and Discount - Net				(17,575)	(11,638)
Unamortized Debt Issuance Costs				(204,010)	(171,475)
Other				5,362	5,420
Total Long-Term Debt				27,991,595	25,107,896
Less Amount Due Within One Year				1,378,090	2,099,057
Long-Term Debt Excluding Amount Due Within One Year				$26,613,505	$23,008,839
Fair Value of Long-Term Debt				$25,181,802	$22,489,174

(a)Consists of pollution control revenue bonds and environmental revenue bonds, some of which are secured by collateral mortgage bonds.
(b)Entergy Corporation will pay interest at an annual rate of 7.125% through November 2029. Commencing on December 1, 2029, the annual rate will equal the five-year treasury rate as of the most recent reset interest determination date plus 2.67%, which interest resets will occur on each five-year anniversary of December 1 after December 1, 2029.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2024, for the next five years are as follows:

Amount
(In Thousands)
2025	$1,379,140
2026	$2,375,720
2027	$1,043,520
2028	$2,177,293
2029	$405,720

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through January 2027. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through December 2025. Entergy Arkansas has also obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2024 and 2023 consisted of:

	2024	2023
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.70% Series due June 2024	$—	$375,000
3.5% Series due April 2026	600,000	600,000
4.00% Series due June 2028	350,000	350,000
5.15% Series due January 2033	425,000	425,000
5.30% Series due September 2033	300,000	300,000
5.45% Series due June 2034	400,000	—
4.95% Series due December 2044	250,000	250,000
4.20% Series due April 2049	550,000	550,000
2.65% Series due June 2051	675,000	675,000
3.35% Series due June 2052	400,000	400,000
5.75% Series due June 2054	400,000	—
4.875% Series due September 2066	410,000	410,000
Total mortgage bonds	4,760,000	4,335,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
1.84% Series N due July 2026	90,000	90,000
5.54% Series O due May 2029	70,000	—
Credit Facility due June 2027, weighted-average rate 6.28%	22,500	70,200
Total variable interest entity notes payable and credit facility	182,500	160,200
Other:
Long-term DOE Obligation (b)	216,016	205,151
Unamortized Premium and Discount – Net	3,620	7,508
Unamortized Debt Issuance Costs	(41,552)	(36,711)
Other	1,910	1,932
Total Long-Term Debt	5,122,494	4,673,080
Less Amount Due Within One Year	—	375,000
Long-Term Debt Excluding Amount Due Within One Year	$5,122,494	$4,298,080
Fair Value of Long-Term Debt	$4,546,643	$4,166,941

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2024	2023
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
0.95% Series due October 2024	$—	$1,000,000
5.40% Series due November 2024	—	400,000
3.78% Series due April 2025	110,000	110,000
3.78% Series due April 2025	190,000	190,000
4.44% Series due January 2026	250,000	250,000
2.40% Series due October 2026	400,000	400,000
3.12% Series due September 2027	450,000	450,000
3.25% Series due April 2028	425,000	425,000
1.60% Series due December 2030	300,000	300,000
3.05% Series due June 2031	325,000	325,000
2.35% Series due June 2032	500,000	500,000
4.00% Series due March 2033	750,000	750,000
5.35% Series due March 2034	500,000	—
5.15% Series due September 2034	700,000	—
3.10% Series due June 2041	500,000	500,000
5% Series due July 2044	170,000	170,000
4.95% Series due January 2045	450,000	450,000
4.20% Series due September 2048	900,000	900,000
4.20% Series due April 2050	525,000	525,000
2.90% Series due March 2051	650,000	650,000
4.75% Series due September 2052	500,000	500,000
5.70% Series due March 2054	700,000	—
4.875% Series due September 2066	270,000	270,000
Total mortgage bonds	9,565,000	9,065,000
Governmental Bonds (a):
2.00% Series due June 2030, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	16,200	16,200
2.50% Series due April 2036, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	182,480	182,480
Total governmental bonds	198,680	198,680
Variable Interest Entity Notes Payable and Credit Facilities (Note 4):
5.94% Series J due September 2026	70,000	70,000
2.51% Series V due June 2027	70,000	70,000
Credit Facility due June 2027, weighted-average rate 6.33%	18,700	46,600
Credit Facility due June 2027, weighted-average rate 6.32%	18,900	29,500
Total variable interest entity notes payable and credit facilities	177,600	216,100
Other:
Unamortized Premium and Discount - Net	(9,820)	(6,478)
Unamortized Debt Issuance Costs	(68,459)	(56,101)
Other	3,452	3,488
Total Long-Term Debt	9,866,453	9,420,689
Less Amount Due Within One Year	300,000	1,400,000
Long-Term Debt Excluding Amount Due Within One Year	$9,566,453	$8,020,689
Fair Value of Long-Term Debt	$8,751,266	$8,414,512

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2024	2023
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
3.75% Series due July 2024	$—	$100,000
3.25% Series due December 2027	150,000	150,000
2.85% Series due June 2028	375,000	375,000
5.0% Series due September 2033	300,000	300,000
2.55% Series due December 2033	200,000	200,000
4.52% Series due December 2038	55,000	55,000
3.85% Series due June 2049	435,000	435,000
3.50% Series due June 2051	370,000	370,000
5.85% Series due June 2054	300,000	—
4.90% Series due October 2066	260,000	260,000
Total mortgage bonds	2,445,000	2,245,000
Other:
Unamortized Premium and Discount – Net	5,283	5,546
Unamortized Debt Issuance Costs	(23,210)	(21,036)
Total Long-Term Debt	2,427,073	2,229,510
Less Amount Due Within One Year	—	100,000
Long-Term Debt Excluding Amount Due Within One Year	$2,427,073	$2,129,510
Fair Value of Long-Term Debt	$2,116,246	$1,969,334

	2024	2023
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
3.00% Series due March 2025	$78,000	$78,000
4% Series due June 2026	85,000	85,000
6.25% Series due June 2029	35,000	—
6.41% Series due June 2031	65,000	—
4.19% Series due November 2031	90,000	90,000
4.51% Series due September 2033	60,000	60,000
6.54% Series due June 2034	50,000	—
4.51% Series due November 2036	70,000	70,000
3.75% Series due March 2040	62,000	62,000
5.0% Series due December 2052	30,000	30,000
5.50% Series due April 2066	110,000	110,000
Total mortgage bonds	735,000	585,000
Securitization Bonds:
2.67% Series Senior Secured due June 2027	—	6,245
Total securitization bonds	—	6,245
Other:
6.25% Unsecured Term Loan due June 2024	—	85,000
Payable to associated company due November 2035	7,004	8,279
Unamortized Premium and Discount – Net	—	(6)
Unamortized Debt Issuance Costs	(6,537)	(7,068)
Total Long-Term Debt	735,467	677,450
Less Amount Due Within One Year	79,140	86,275
Long-Term Debt Excluding Amount Due Within One Year	$656,327	$591,175
Fair Value of Long-Term Debt	$697,466	$602,716

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2024	2023
	(In Thousands)
Entergy Texas
Mortgage Bonds:
1.50% Series due September 2026	$130,000	$130,000
3.45% Series due December 2027	150,000	150,000
4.0% Series due March 2029	300,000	300,000
1.75% Series due March 2031	600,000	600,000
4.50% Series due March 2039	400,000	400,000
5.15% Series due June 2045	250,000	250,000
3.55% Series due September 2049	475,000	475,000
5.00% Series due September 2052	325,000	325,000
5.80% Series due September 2053	350,000	350,000
5.55% Series due September 2054	350,000	—
Total mortgage bonds	3,330,000	2,980,000
Securitization Bonds:
3.051% Series Senior Secured, Series A Tranche A-1 due December 2028	51,574	69,908
3.697% Series Senior Secured, Series A Tranche A-2 due December 2036	190,850	190,850
Total securitization bonds	242,424	260,758
Other:
Unamortized Premium and Discount - Net	7,624	10,199
Unamortized Debt Issuance Costs	(27,605)	(25,865)
Total Long-Term Debt	3,552,443	3,225,092
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$3,552,443	$3,225,092
Fair Value of Long-Term Debt	$3,176,230	$2,936,130

	2024	2023
	(In Thousands)
System Energy
Mortgage Bonds:
2.14% Series due December 2025	$200,000	$200,000
6.00% Series due April 2028	325,000	325,000
5.30% Series due December 2034	300,000	—
Total mortgage bonds	825,000	525,000
Governmental Bonds (a):
2.375% Series due June 2044, Mississippi Business Finance Corp. (c)	83,695	83,695
Total governmental bonds	83,695	83,695
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
2.05% Series K due September 2027	90,000	90,000
Credit Facility due June 2027, weighted-average rate 6.27%	72,700	21,500
Total variable interest entity notes payable and credit facility	162,700	111,500
Other:
Grand Gulf Sale-Leaseback Obligation	34,203	34,260
Unamortized Premium and Discount – Net	(8,698)	(10,451)
Unamortized Debt Issuance Costs	(7,164)	(5,545)
Total Long-Term Debt	1,089,736	738,459
Less Amount Due Within One Year	200,090	57
Long-Term Debt Excluding Amount Due Within One Year	$889,646	$738,402
Fair Value of Long-Term Debt	$1,063,946	$696,168

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

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2024, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2025	$—	$300,000	$—	$79,140	$—	$200,000
2026	$690,000	$720,000	$—	$85,720	$130,000	$—
2027	$22,500	$557,600	$150,000	$720	$150,000	$162,700
2028	$350,000	$425,000	$375,000	$719	$51,574	$325,000
2029	$70,000	$—	$—	$35,720	$300,000	$—

Entergy Louisiana Debt Issuance

In January 2025, Entergy Louisiana issued $750 million of 5.80% Series mortgage bonds due March 2055. Entergy Louisiana expects to use the proceeds, together with other funds, to repay on or prior to maturity its $190 million of 3.78% Series mortgage bonds due April 2025, to repay on or prior to maturity its $110 million of 3.78% Series mortgage bonds due April 2025, for capital expenditures, and for general corporate purposes.

Securitization Bonds

Entergy New Orleans Securitization Bonds - Hurricane Isaac

In May 2015 the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67%. Although the principal amount was not due until June 2027, Entergy New Orleans Storm Recovery Funding made a principal payment on the bonds in the amount of $6.2 million in 2024, after which the bonds were fully repaid.

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding II expects to make principal payments on the securitization bonds over the next three years in the amounts of $18.8 million for 2025, $19.4 million for 2026, and $13.4 million for 2027 for Tranche A-1, after which Tranche A-1 will be fully repaid. Entergy Texas Restoration Funding II expects to begin principal payments for Tranche A-2 in 2027 with payments of $6.6 million in 2027, $20.5 million in 2028, and $21.2 million in 2029.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2024, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments that are recorded as long-term debt, as follows, which reflects the effect of the December 2013 renewal:

Amount
(In Thousands)
2025	$17,188
2026	17,188
2027	17,188
2028	17,188
2029	17,188
Years thereafter	120,312
Total	206,252
Less: Amount representing interest	172,049
Present value of net minimum lease payments	$34,203

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  PREFERRED EQUITY AND NONCONTROLLING INTERESTS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and noncontrolling interests for Entergy Corporation subsidiaries as of December 31, 2024 and 2023 are presented below.

	Shares/Units Authorized		Shares/Units Outstanding
	2024	2023	2024	2023	2024	2023
					(Dollars in Thousands)
Preferred stock or preferred membership interests without sinking fund presented between liabilities and equity:
Entergy Utility Holding Company, LLC, 7.5% Series (a)	110,000	110,000	110,000	110,000	$107,425	$107,425
Entergy Utility Holding Company, LLC, 6.25% Series (b)	15,000	15,000	15,000	15,000	14,366	14,366
Entergy Utility Holding Company, LLC, 6.75% Series (c)	75,000	75,000	75,000	75,000	73,370	73,370
Entergy Finance Holding, Inc. 8.75% (d)	250,000	250,000	250,000	250,000	24,249	24,249
Total preferred stock or preferred membership interests without sinking fund presented between liabilities and equity	450,000	450,000	450,000	450,000	219,410	219,410

Preferred stock without sinking fund and noncontrolling interests presented as equity:
Entergy Texas, 5.375% Series	1,400,000	1,400,000	1,400,000	1,400,000	35,000	35,000
Entergy Texas, 5.10% Series (e)	150,000	150,000	—	—	—	—
Entergy Arkansas Noncontrolling Interest	—	—	—	—	15,168	21,599
Entergy Louisiana Noncontrolling Interests	—	—	—	—	42,706	45,107
Entergy Mississippi Noncontrolling Interest	—	—	—	—	8,202	18,753
Total preferred stock without sinking fund and noncontrolling interests presented as equity	1,550,000	1,550,000	1,400,000	1,400,000	101,076	120,459

Total subsidiaries’ preferred stock or preferred membership interests without sinking fund and noncontrolling interests	2,000,000	2,000,000	1,850,000	1,850,000	$320,486	$339,869

(a)In October 2015, Entergy Utility Holding Company, LLC issued 110,000 units of $1,000 liquidation value 7.5% Series A Preferred Membership Interests, all of which are outstanding as of December 31, 2024. The distributions are cumulative and payable quarterly. These units are redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $2,575 thousand of preferred stock issuance costs.
(b)In November 2017, Entergy Utility Holding Company, LLC issued 15,000 units of $1,000 liquidation value 6.25% Series B Preferred Membership Interests, all of which are outstanding as of December 31, 2024. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2038, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $634 thousand of preferred stock issuance costs.
(c)In November 2018, Entergy Utility Holding Company, LLC issued 75,000 units of $1,000 liquidation value 6.75% Series C Preferred Membership Interests, all of which are outstanding as of December 31, 2024. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2039, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $1,630 thousand of preferred stock issuance costs.
(d)In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2024. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share. Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.
(e)Currently, all shares are held by Entergy Corporation.

The number of shares authorized and outstanding and dollar value of preferred stock for Entergy Texas as of December 31, 2024 and 2023 are presented below.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2024	2023	2024	2023	2024
Entergy Texas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $25 par value:
5.375% Series (a)	1,400,000	1,400,000	$35,000	$35,000	$—
5.10% Series (b)	150,000	150,000	3,750	3,750	$25.50
Total without sinking fund	1,550,000	1,550,000	$38,750	$38,750

(a)In September 2019, Entergy Texas issued $35 million of 5.375% Series A Preferred Stock, a total of 1,400,000 shares with a liquidation value of $25 per share, all of which are outstanding as of December 31, 2024. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after October 15, 2024 at Entergy Texas’s option, at a fixed redemption price of $25 per share.
(b)In November 2021, Entergy Texas issued $3.75 million of 5.10% Series B Preferred Stock, a total of 150,000 shares with a liquidation value of $25 per share, all of which are outstanding and held by Entergy Corporation as of December 31, 2024. The dividends are cumulative and payable quarterly. The preferred stock is redeemable at Entergy Texas’s option at a fixed redemption price of $25.50 per share prior to November 1, 2026 and at a fixed redemption price of $25 per share on or after November 1, 2026.

Dividends and distributions paid on all of Entergy Corporation’s subsidiaries’ preferred stock and membership interests series may be eligible for the dividends received deduction.

The dollar value of noncontrolling interest for Entergy Arkansas as of December 31, 2024 and 2023 is presented below.

	2024	2023
	(In Thousands)
Entergy Arkansas Noncontrolling Interest
AR Searcy Partnership, LLC (a)	$15,168	$21,599
Total Noncontrolling Interest	$15,168	$21,599

(a)AR Searcy Partnership, LLC is a tax equity partnership between Entergy Arkansas and a tax equity investor which was formed to acquire and own the Searcy Solar facility. Entergy Arkansas, as the managing member, consolidates AR Searcy Partnership, LLC and the tax equity investor’s interest is presented as noncontrolling interest in the consolidated financial statements for Entergy Arkansas and Entergy. Entergy Arkansas uses the HLBV method of accounting for income or loss allocation to the tax equity investor’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements

noncontrolling interest. See Note 1 to the financial statements for further discussion on the presentation of the tax equity investor’s noncontrolling interest and the HLBV method of accounting.

The dollar value of noncontrolling interests for Entergy Louisiana as of December 31, 2024 and 2023 are presented below.

	2024	2023
	(In Thousands)
Entergy Louisiana Noncontrolling Interests
Restoration Law Trust I (a)	$28,826	$30,488
Restoration Law Trust II (b)	13,880	14,619
Total Noncontrolling Interests	$42,706	$45,107

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

The dollar value of noncontrolling interest for Entergy Mississippi as of December 31, 2024 and 2023 is presented below.

	2024	2023
	(In Thousands)
Entergy Mississippi Noncontrolling Interest
MS Sunflower Partnership, LLC (a)	$8,202	$18,753
Total Noncontrolling Interest	$8,202	$18,753

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

The outstanding preferred securities of Entergy Utility Holding Company, LLC (a Utility subsidiary) and Entergy Finance Holding, Inc. (an Entergy subsidiary in the non-utility operations business), in each case, whose preferred holders have protective rights, are presented between liabilities and equity on Entergy’s consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

NOTE 7.  COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

On October 30, 2024, Entergy’s board of directors approved a two-for-one forward stock split of Entergy Corporation common stock (the stock split). On December 12, 2024, Entergy effected the stock split and a proportionate increase in the number of authorized shares of its common stock. Shares began trading on a split-adjusted basis at market open on December 13, 2024. Entergy’s authorized common stock increased from 499 million to 998 million shares. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock. Historical share and share-based data presented herein has been retroactively adjusted to reflect the stock split.

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Years Ended December 31,
	2024		2023		2022
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share		$/share
Consolidated net income	$1,061,184		$2,362,310		$1,097,138
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	5,594		5,774		(6,028)
Net income attributable to Entergy Corporation	$1,055,590		$2,356,536		$1,103,166
Basic shares and earnings per average common share	427.7	$2.47	423.1	$5.57	408.9	$2.70
Average dilutive effect of:
Stock options	0.6	—	0.6	(0.01)	1.0	(0.01)
Other equity plans	1.3	(0.01)	1.1	(0.01)	1.0	(0.01)
Equity forwards	2.0	(0.01)	—	—	0.2	—
Diluted shares and earnings per average common share	431.6	$2.45	424.8	$5.55	411.1	$2.68

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 1,857,250 stock options outstanding in 2024, 2,359,923 stock options outstanding in 2023, and 1,862,906 stock options outstanding in 2022 because their effect would have been antidilutive. Until settlement of the forward sale agreements discussed below in “Equity Distribution Program”, earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. The calculation of diluted earnings per share excluded 2,373,682 shares in 2024 and 3,525,418 shares in 2023 under forward sale agreements outstanding because their effect would have been antidilutive. There were no forward sale agreements outstanding as of December 31, 2022.

Common stock and treasury stock shares activity for Entergy for 2024, 2023, and 2022 is as follows:

	2024		2023		2022
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	561,950,696	136,253,556	559,307,858	136,954,858	543,931,020	138,624,652
Issuances:
Equity Distribution Program	—	—	2,642,838	—	15,376,838	—
Employee Stock-Based Compensation Plans	—	(3,855,200)	—	(673,242)	—	(1,636,732)
Directors’ Plan	—	(28,076)	—	(28,060)	—	(33,062)
Ending Balance, December 31	561,950,696	132,370,280	561,950,696	136,253,556	559,307,858	136,954,858

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

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2024, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $2.30 in 2024, $2.17 in 2023, and $2.05 in 2022.

Equity Distribution Program

In January 2021, Entergy Corporation entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy Corporation may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy Corporation common stock, Entergy Corporation may enter into forward sale agreements for the sale of its common stock. In May 2024, Entergy Corporation entered into an amendment to the equity distribution sales agreement for its at the market equity distribution program wherein it increased by an additional $1 billion the aggregate gross sales price authorized under the at the market equity distribution program and added additional agents, forward purchasers, and forward sellers. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $3 billion. As of December 31, 2024, an aggregate gross sales price of approximately $2.6 billion has been sold under the at the market equity distribution program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the years ended December 31, 2024, 2023, and 2022, there were no shares of common stock issued under the at the market equity distribution program.

There were no settlements of forward sale agreements for the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, Entergy Corporation physically settled its obligations under the following forward sale agreements:

Effective Date of Forward Sale Agreements	Shares of Common Stock Issued	Gross Sales Price	Forward Sellers Fees	Forward Sale Price per Share	Cash Proceeds at Settlement
		(Dollars In Thousands, Except Per Share Data)
Forward sale agreements settled in November 2022:
June 2021	833,706	$45,000	$450
August 2021	3,385,110	$190,074	$1,901
September 2021	501,486	$25,419	$254
March 2022	3,076,020	$167,997	$1,680
June 2022	4,248,172	$250,899	$2,509
September 2022	3,332,344	$194,231	$1,942
Total	15,376,838			$56.25	$853,257

Forward sale agreements settled in November 2023:
June 2023	205,990	$10,524	$105
June 2023	730,614	$37,375	$374
Total	936,604			$50.69	$47,786

Forward sale agreements settled in December 2023:
November 2023	1,706,234	$84,000	$840
Total	1,706,234			$48.74	$83,312

Entergy Corporation incurred an aggregate amount of approximately $0.7 million of general issuance costs associated with the November 2022 settlement and approximately $0.4 million of general issuance costs associated with the November 2023 and December 2023 settlements. Entergy Corporation used the net proceeds for general corporate purposes, which included repayment of commercial paper, outstanding loans under Entergy Corporation’s revolving credit facility, and other debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following forward sale agreements entered into by Entergy Corporation remain outstanding as of December 31, 2024:

Effective Date	Shares of Common Stock per Forward Sale Agreements	Maturity Date	Forward Sale Price per Share (a)	Gross Sales Price	Forward Sellers Fees
			(Dollars In Thousands, Except Per Share Data)
December 2023	5,506,492	May 2025	$50.56	$280,459	$2,805
March 2024	569,844	May 2025	$50.91	$29,318	$293
March 2024	2,320,830	May 2025	$50.73	$119,153	$1,192
May 2024	2,556,832	July 2025	$55.38	$142,387	$1,424
May 2024	2,466,470	July 2025	$54.05	$134,396	$1,344
June 2024	2,140,006	July 2025	$52.94	$114,540	$1,145
August 2024	2,225,832	October 2025	$57.67	$130,393	$1,304
August 2024	3,466,772	October 2025	$58.84	$205,454	$2,055
September 2024	3,069,070	October 2025	$60.14	$186,266	$1,863
September 2024	888,756	October 2025	$64.22	$57,702	$577

(a)Forward prices were updated with the counterparties as of December 13, 2024 in response to the stock split which was deemed an adjustment event.

No amounts are recorded on Entergy’s balance sheet with respect to the equity offerings until settlements of the equity forward sale agreements occur.

The forward sale agreements require Entergy Corporation to, at its election prior to the maturity date, either (i) physically settle the transactions by issuing the total shares of common stock per the respective forward sale agreement to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the respective agreement (initial forward sale price) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. Each forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the respective agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold shares of Entergy Corporation’s common stock (gross sales price). In connection with the sale of these shares, Entergy Corporation paid the forward seller fees and these fees have not been deducted from the gross sales prices. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

Retained Earnings and Dividends

Entergy Corporation received dividend payments and distributions from subsidiaries totaling $484 million in 2024, $189 million in 2023, and $301 million in 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the years ended December 31, 2024 and 2023:

	Pension and Other Postretirement Plan Changes
	2024	2023
	(In Thousands)
Beginning balance, January 1,	($162,460)	($191,754)

Other comprehensive income (loss) before reclassifications	(31,676)	36,404
Amounts reclassified from accumulated other comprehensive income (loss)	236,905	(7,110)
Net other comprehensive income for the period	205,229	29,294

Ending balance, December 31,	$42,769	($162,460)

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the years ended December 31, 2024 and 2023:

	Pension and Other Postretirement Plan Changes
	2024	2023
	(In Thousands)
Beginning balance, January 1,	$54,798	$55,370

Other comprehensive income before reclassifications	6,953	5,603
Amounts reclassified from accumulated other comprehensive income	(8,093)	(6,175)
Net other comprehensive loss for the period	(1,140)	(572)

Ending balance, December 31,	$53,658	$54,798

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the years ended December 31, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$13,896	$13,586	(a)
Amortization of net gain	7,327	6,590	(a)
Settlement loss	(319,978)	(10,848)	(a)
Total amortization and settlement loss	(298,755)	9,328
Income taxes	61,850	(2,218)	Income taxes
Total amortization and settlement loss (net of tax)	($236,905)	$7,110

Total reclassifications for the period (net of tax)	($236,905)	$7,110

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the years ended December 31, 2024 and 2023 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2024	2023
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$4,544	$3,804	(a)
Amortization of net gain	6,533	6,263	(a)
Settlement loss	(2)	(1,617)	(a)
Total amortization and settlement loss	11,075	8,450
Income taxes	(2,982)	(2,275)	Income taxes
Total amortization and settlement loss (net of tax)	8,093	6,175

Total reclassifications for the period (net of tax)	$8,093	$6,175

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $116.8 million in 2024, $100.4 million in 2023, and $117.2 million in 2022.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $121.7 million in 2025 and a total of $730.3 million for the years 2026 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to 10 years, beginning in October 2002.  In October 2011 the LPSC approved a settlement under which Entergy Louisiana agreed to provide credits to customers by crediting billings an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a regulatory charge and a corresponding regulatory liability to reflect this obligation.  The settlement agreement allowed for an adjustment to the credits if, among other things, there was a change in the applicable federal or state income tax rate. As a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, and the lowering of the federal corporate income tax rate from 35% to 21%, the Vidalia purchased power regulatory liability was reduced by $30.5 million, with a corresponding increase to Other regulatory credits on the income statement. See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act and discussion of the resolution of the 2016-2018 IRS audit, which included the tax treatment of the Vidalia contract.

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

In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  In February 2014 the APSC authorized Entergy Arkansas to retain $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident was available.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Spent Nuclear Fuel Litigation

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Following the defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill per net kWh generated and sold after April 7, 1983 fee. In November 2013 the D.C. Circuit ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or Congress enacts an alternative waste disposal plan. In January 2014 the DOE submitted the proposal to Congress under protest, and also filed a petition for rehearing with the D.C. Circuit. The petition for rehearing was denied. The zero spent fuel fee went into effect prospectively in May 2014.

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and is in partial breach of its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2022, 2023, and 2024 related to Entergy’s nuclear owner/licensee subsidiaries’ litigation with the DOE.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In August 2024 the U.S. Court of Federal Claims issued a final judgment in the amount of $177 million in favor of Northstar Vermont Yankee, LLC (previously Entergy Nuclear Vermont Yankee) and against the DOE in the final round Vermont Yankee damages case. Northstar, as the current owner, received payment from the U.S. Treasury in November 2024 and subsequently transferred $127 million of the litigation proceeds to Entergy per the terms of the agreement for the disposition of Vermont Yankee, which included $107 million for independent spent fuel storage installation expansion, and related to a long-term note receivable issued to Entergy at the time of the disposition of Vermont Yankee, and $20 million for costs related to independent spent fuel storage installation operations, both as required by the disposition documents. Northstar retained $10 million of the litigation proceeds, and the remaining $40 million of the total litigation proceeds was placed by Northstar into an escrow account and is expected to be transferred to Entergy upon the satisfaction of certain agreed upon conditions. The effect of recording Entergy’s share of the judgment was a reduction of $82 million in principle and $25 million in accrued interest on the long-term note receivable and a reduction to asset write-offs, impairments, and related charges (credits) of $20 million related to costs previously recorded as spending on the asset retirement obligation.

In October 2024 the U.S. Court of Federal Claims issued a final judgment in the amount of $7 million in favor of Holtec Palisades, LLC (previously Entergy Nuclear Palisades) and against the DOE in the final round Palisades damages case. Payment to Holtec, as the current owner, from the U.S. Treasury is expected in first quarter 2025, at which time Holtec is expected to transfer the $7 million judgment to Entergy. The effect of recording the judgment was a reduction to asset write-offs, impairments, and related charges (credits).

Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Nuclear Insurance

Third Party Liability Insurance

The Price-Anderson Act requires that reactor licensees purchase insurance and participate in a secondary insurance pool that provides insurance coverage for the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2024 for a term through 2065.  The Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident.  This protection must consist of two layers of coverage:

1.The primary level is insurance underwritten by American Nuclear Insurers (ANI) and provides public liability insurance coverage of $500 million for each operating reactor.  If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.

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

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of NEIL, a mutual insurance company that provides property damage coverage, including decontamination and reactor stabilization, to the members’ nuclear generating plants.  The property damage insurance limits procured by Entergy for its nuclear plants are in compliance with the financial protection requirements of the NRC. These coverage limits, deductibles, and weekly indemnity periods are subject to change based on results of NEIL loss control inspections.

The nuclear plants’ (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3) property damage insurance limits are $1.06 billion per occurrence at each plant. The property deductible is $20 million per site at the nuclear plants, except for earth movement, flood, and windstorm. Property damage from earth movement is excluded from the first $500 million in coverage for all nuclear plants. Property damage from flood is excluded from the first $500 million in coverage at ANO 1 and 2 and Grand Gulf. Property damage from flood for Waterford 3 and River Bend includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million. Property damage from a windstorm for all of the nuclear plants

Entergy Corporation and Subsidiaries
Notes to Financial Statements

includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a total maximum deductible of $50 million.

In addition, Waterford 3 and Entergy’s portion of Grand Gulf are also covered under NEIL’s Accidental Outage Coverage program.  Accidental outage coverage provides indemnification for the actual cost incurred in the event of an unplanned outage resulting from property damage covered under the NEIL Primary Property Insurance policy, subject to a deductible period.  The indemnification is based on market power prices at the time of the loss, actual costs incurred during the outage, and the respective limits of each nuclear plant. After the deductible period has passed, weekly indemnities for an unplanned nuclear or non-nuclear outage, covered under NEIL’s Accidental Outage Coverage program, would be paid according to the amounts listed below:

•100% of the weekly indemnity for each week for the initial payment period of 52 weeks for nuclear and non-nuclear loss; then
•80% of the weekly indemnity for each week for the final payment period of 110 weeks for nuclear loss only; or
•60% of the weekly indemnity for each week for the final payment period of 52 weeks for non-nuclear loss only.

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. The assessments are subject to change based on results of NEIL underwriting.  The current maximum amounts of such possible assessments per occurrence are as follows:

Assessments
(In Millions)
Entergy Arkansas	$20.0
Entergy Louisiana	$37.6
Entergy Mississippi	$0.1
Entergy New Orleans	$0.1
Entergy Texas	N/A
System Energy	$14.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in state courts against primarily Entergy Louisiana and Entergy Texas by individuals alleging exposure to asbestos while working at Entergy facilities between 1955 and 1980. Entergy is being sued as a premises owner.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 185 lawsuits involving approximately 330 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

Grand Gulf-Related Agreements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy sells all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas - 36%, Entergy Louisiana - 14%, Entergy Mississippi - 33%, and Entergy New Orleans - 17%) as ordered by the FERC under the Unit Power Sales Agreement.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  Grand Gulf’s operating license currently extends through 2044. Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2024 under the agreement were approximately $16.8 million for Entergy Arkansas, $7.0 million for Entergy Louisiana, $16.4 million for Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Mississippi, and $8.4 million for Entergy New Orleans. See Note 2 to the financial statements for discussion of proceedings regarding the Unit Power Sales Agreement.

In August 2024 the LPSC approved a settlement with Entergy Louisiana to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement was approved by the FERC in November 2024. The terms of the settlement included an agreement that Entergy Louisiana would divest to Entergy Mississippi its 14% share of capacity and energy from Grand Gulf under the Unit Power Sales Agreement and its 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture is being effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff. As discussed in Note 2 to the financial statements, in September 2024, Entergy Mississippi filed a notice of intent with the MPSC that related to and sought approval of the divestiture. The MSS-4 replacement PPA to effectuate this divestiture was approved by the FERC in November 2024. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. Under the divestiture, Entergy Mississippi also assumes any and all of Entergy Louisiana’s rights and obligations under the Availability Agreement and will hold Entergy Louisiana harmless with respect thereto, as of January 1, 2025. See Note 2 to the financial statements for discussion of the System Energy settlement with the LPSC.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas - 17.1%, Entergy Louisiana - 26.9%, Entergy Mississippi - 31.3%, and Entergy New Orleans - 24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy’s operating expenses as defined, including expenses incurred in connection with a permanent shutdown of Grand Gulf.  System Energy has assigned its rights to payments and advances to certain creditors as security for certain of its debt obligations.  Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement and, therefore, no payments under the Availability Agreement have ever been required.  However, if Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or certain of its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments because their allocated shares under the Availability Agreement exceed their allocated shares under the Unit Power Sales Agreement. Under the Entergy Louisiana divestiture described in “Unit Power Sales Agreement” above, Entergy Mississippi assumed any and all of Entergy Louisiana’s rights and obligations under the Availability Agreement and will hold Entergy Louisiana harmless with respect thereto, effective as of January 1, 2025.

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas’s responsibilities and obligations with respect to Grand Gulf under the Availability Agreement. The FERC’s decision allocating a portion of Grand Gulf capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf. Effective December 2024, the parties terminated the Reallocation Agreement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 9. ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Accounting standards require companies to record liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of the assets.  For Entergy, substantially all of its asset retirement obligations consist of its liability for decommissioning its nuclear power plants.  The remainder of removal costs included in the decommissioning and asset retirement costs line item on the balance sheets is associated with non-nuclear power plants.

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

In accordance with ratemaking treatment and as required by regulatory accounting standards, the depreciation provisions for the Registrant Subsidiaries include a component for removal costs that are not asset retirement obligations under accounting standards.  In accordance with regulatory accounting principles, the Registrant Subsidiaries have recorded regulatory assets in the following amounts to reflect their estimates of the difference between estimated incurred removal costs and estimated removal costs expected to be recovered in rates:

	December 31,
	2024	2023
	(In Millions)
Entergy Arkansas	$337.9	$319.7
Entergy Louisiana	$323.2	$262.3
Entergy Mississippi	$184.8	$188.0
Entergy New Orleans	$62.5	$61.1
Entergy Texas	$102.3	$77.5
System Energy	$96.9	$102.1

As of December 31, 2024, the regulatory asset for removal costs for the Utility operating companies includes amounts related to storm restoration costs. See Note 2 to the financial statements for further discussion of storm restoration costs and requested recovery.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2024 and 2023 for Entergy and the Registrant Subsidiaries were as follows:

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Liabilities as of December 31, 2022	$4,271.5	$1,472.7	$1,736.8	$7.8	$—	$11.1	$1,042.5
Accretion	219.4	87.4	88.6	0.4	0.5	0.6	41.7
Change in cash flow estimate	14.9	—	10.8	—	4.1	—	—
Liabilities as of December 31, 2023	4,505.8	1,560.1	1,836.2	8.2	4.6	11.7	1,084.2
Liabilities incurred (a)	41.1	17.7	19.4	4.0	—	—	—
Accretion	233.8	93.6	94.4	1.1	0.3	0.8	43.5
Change in cash flow estimate	(67.3)	20.2	(107.1)	11.8	—	5.2	—
Liabilities as of December 31, 2024	$4,713.4	$1,691.6	$1,842.9	$25.1	$4.9	$17.7	$1,127.7

(a)See “Other” below for additional discussion regarding the asset retirement obligations established at Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi.

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

In fourth quarter 2024, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study. The revised estimate resulted in a $121.5 million decrease in its decommissioning cost liability, along with a corresponding decrease in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

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

In second quarter 2024, revisions were recorded to the estimated decommissioning cost liabilities for White Bluff and Independence as a result of the EPA rule that was finalized in May 2024 establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). Entergy does not have any legacy impoundments; however, the definition of CCR management units includes on-site areas where CCR was beneficially used. This is contrary to the previous CCR rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities must identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the various CCR rules continue to be assessed. Given the complexity and recency of the EPA guidance, Entergy is still evaluating the level of work that will ultimately be required to comply with the rule. Based on initial estimates of multiple possible remediation scenarios, Entergy Arkansas and Entergy Mississippi recorded increases of $31.2 million and $9.1 million, respectively, in their decommissioning cost liabilities, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the units. Entergy will continue to update the asset retirement obligation as the requirements of the revised CCR rule are clarified.

Other

In 2024, Entergy Mississippi recorded an asset retirement obligation to reflect decommissioning costs related to an obligation under the Sunflower Solar facility’s land lease agreements to remove the electrical system and return the land to its normal condition. This estimate resulted in the establishment of a $4.0 million decommissioning cost liability, along with the establishment of a related asset retirement cost asset that will be depreciated over the remaining initial lease term. See Note 14 to the financial statements for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

In 2024, Entergy Arkansas recorded asset retirement obligations to reflect decommissioning costs related to obligations to remove the electrical systems and return the land to its normal condition under the respective land lease agreements for the Walnut Bend Solar facility and the Driver Solar facility. These estimates resulted in the establishment of a decommissioning cost liability of $4.5 million for the Walnut Bend Solar facility and of $13.2 million for the Driver Solar facility, along with the establishment of related asset retirement cost assets that will be depreciated over the remaining initial lease terms, respectively. See Note 14 to the financial statements for discussion of Entergy Arkansas’s purchase of the Walnut Bend Solar facility and the Driver Solar facility.

Prior to August 2024, Entergy Louisiana was a partner in the Nelson Industrial Steam Company (NISCO) partnership which owned two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and the parties to the NISCO partnership began working to wind up the NISCO partnership, which would ultimately result in ownership of the generating units transferring to Entergy Louisiana. In November 2023 the FERC issued an order providing Section 203 of the Federal Power Act approval for any subsequent transfer of the facilities to Entergy Louisiana. In August 2024, Entergy Louisiana and its partners in the NISCO partnership entered into an agreement related to the wind up of the partnership, which resulted in the receipt of $21.3 million in cash by Entergy Louisiana and the transfer of ownership of the non-operating facilities to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana. As a result of the agreement and resulting transfer of ownership, Entergy Louisiana also recognized an asset retirement obligation of $19.4 million associated with the ash landfill area in 2024.

NOTE 10.  LEASES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

As of December 31, 2024 and 2023, Entergy and the Registrant Subsidiaries held operating and finance leases for fleet vehicles used in operations, real estate, and aircraft. Excluded are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases under the accounting standards.

Leases have remaining terms of one year to 56 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered reasonably certain unless Entergy or a Registrant Subsidiary makes significant leasehold improvements or other modifications that would hinder its ability to easily move. In certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor. Due to the nature of the agreements and Entergy’s continuing relationship with the lessor, however, Entergy and the Registrant Subsidiaries expect to renegotiate or refinance the leases prior to conclusion of the lease. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy incurred the following total lease costs for the years ended December 31, 2024 and 2023:

	2024	2023
	(In Thousands)
Operating lease cost	$76,494	$68,136
Finance lease cost:
Amortization of right-of-use assets	$18,063	$15,193
Interest on lease liabilities	$4,664	$3,639

Of the lease costs disclosed above, Entergy had $3.1 million and $5.0 million in short-term leases costs for the years ended December 31, 2024 and 2023, respectively.

The Registrant Subsidiaries incurred the following lease costs for the year ended December 31, 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$19,382	$19,770	$9,482	$2,234	$7,977
Finance lease cost:
Amortization of right-of-use assets	$4,675	$5,755	$2,604	$1,240	$2,104
Interest on lease liabilities	$990	$1,068	$1,116	$264	$399

Of the lease costs disclosed above, Entergy Arkansas had $1.1 million, Entergy Louisiana had $1.1 million, Entergy Mississippi had $0.5 million, Entergy New Orleans had $0.1 million, and Entergy Texas had $0.3 million in short-term lease costs for the year ended December 31, 2024.

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

The lease costs for the years ended December 31, 2024 and 2023 disclosed above materially approximate the cash flows used by the Registrant Subsidiaries for leases with all costs included within operating activities on the respective Statements of Cash Flows, except for the finance lease costs which are included in financing activities.

Entergy has elected to account for short-term leases in accordance with policy options provided by accounting guidance; therefore, there are no related lease liabilities or right-of-use assets for the costs recognized above by Entergy or by its Registrant Subsidiaries in the table below.

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheets at December 31, 2024 and 2023 are $277 million and $207 million related to operating leases, respectively, and $110 million and $84 million related to finance leases, respectively. These lease amounts include $1 million related to operating leases and $4 million related to finance leases classified as held for sale in “Non-current assets held for sale” on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at December 31, 2024 and 2023 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024 (a)
Operating leases	$64,960	$65,909	$32,399	$7,971	$27,524
Finance leases	$36,105	$26,159	$22,641	$6,451	$10,822

2023
Operating leases	$61,718	$54,047	$25,470	$6,119	$21,321
Finance leases	$17,622	$21,438	$22,661	$4,779	$8,714

(a)Includes $0.4 million of operating leases and $1.4 million of finance leases for Entergy Louisiana and $0.4 million of operating leases and $3.0 million of finance leases for Entergy New Orleans classified as held for sale in “Non-current assets held for sale” on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheets at December 31, 2024 and 2023:

	2024	2023
	(In Thousands)
Current liabilities (a):
Operating leases	$65,907	$60,789
Finance leases	$18,253	$16,671
Non-current liabilities (b):
Operating leases	$211,290	$146,627
Finance leases	$96,536	$72,215

(a)Includes $0.3 million of operating leases and $1 million of finance leases classified as held for sale and included within other current liabilities on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.
(b)Includes $1 million of operating leases and $3 million of finance leases classified as held for sale and included within other non-current liabilities on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at December 31, 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities (a):
Operating leases	$17,159	$17,016	$8,116	$1,885	$7,387
Finance leases	$3,734	$5,620	$3,228	$1,218	$2,185
Non-current liabilities (b):
Operating leases	$47,799	$48,896	$24,294	$5,995	$20,142
Finance leases	$32,584	$20,539	$20,271	$5,233	$8,637

(a)Includes $0.2 million operating leases and $0.4 million of finance leases for Entergy Louisiana and $0.1 million of operating leases and $0.7 million of finance leases for Entergy New Orleans classified as held for sale and included within other current liabilities on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.
(b)Includes $0.2 million of operating leases and $1.0 million of finance leases for Entergy Louisiana and $0.3 million of operating leases and $2.3 million of finance leases for Entergy New Orleans classified as held for sale and included within other non-current liabilities on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

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
The following information contains the weighted-average remaining lease term in years and the weighted-average discount rate for the operating and finance leases of Entergy at December 31, 2024 and 2023:

	2024	2023
Weighted-average remaining lease terms:
Operating leases	5.54	4.46
Finance leases	9.81	8.61
Weighted-average discount rate:
Operating leases	4.34%	4.10%
Finance leases	4.75%	4.64%

The following information contains the weighted-average remaining lease term in years and the weighted-average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
Weighted-average remaining lease terms:
Operating leases	4.39	4.64	5.25	6.08	4.59
Finance leases	11.32	5.60	17.58	5.91	5.74
Weighted-average discount rate:
Operating leases	4.38%	4.38%	4.52%	4.40%	4.55%
Finance leases	4.38%	4.28%	5.18%	4.19%	4.19%

The following information contains the weighted-average remaining lease term in years and the weighted-average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2023:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
Weighted-average remaining lease terms:
Operating leases	4.62	4.60	5.34	6.38	4.44
Finance leases	5.57	5.40	17.82	5.73	5.49
Weighted-average discount rate:
Operating leases	4.04%	4.01%	4.08%	4.02%	4.43%
Finance leases	3.77%	3.85%	5.08%	3.69%	3.76%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Maturity of the lease liabilities for Entergy as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases
	(In Thousands)
2025	$77,097	$23,860
2026	68,793	22,129
2027	58,349	19,676
2028	40,111	16,993
2029	24,807	13,008
Years thereafter	48,439	55,018
Minimum lease payments	317,596	150,684
Less: amount representing interest	40,399	35,895
Present value of net minimum lease payments	$277,197	$114,789

Maturity of the lease liabilities for the Registrant Subsidiaries as of December 31, 2024 are as follows:
Operating Leases

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$19,625	$20,093	$9,764	$2,194	$8,679
2026	17,923	17,733	8,540	1,859	7,577
2027	15,301	15,425	7,744	1,539	5,903
2028	9,588	11,561	5,952	1,265	4,546
2029	4,915	6,328	3,212	862	2,891
Years thereafter	4,543	4,473	3,126	1,395	1,908
Minimum lease payments	71,895	75,613	38,338	9,114	31,504
Less: amount representing interest	6,937	9,701	5,928	1,234	3,975
Present value of net minimum lease payments	$64,958	$65,912	$32,410	$7,880	$27,529

Finance Leases

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$6,455	$6,723	$3,640	$1,469	$2,628
2026	6,084	5,974	3,331	1,399	2,421
2027	5,444	5,084	2,877	1,263	2,096
2028	4,606	4,183	2,444	1,057	1,808
2029	3,793	3,303	2,001	864	1,356
Years thereafter	23,226	4,516	24,082	1,252	1,936
Minimum lease payments	49,608	29,783	38,375	7,304	12,245
Less: amount representing interest	13,290	3,624	14,876	853	1,423
Present value of net minimum lease payments	$36,318	$26,159	$23,499	$6,451	$10,822

In allocating consideration in lease contracts to the lease and non-lease components, Entergy and the Registrant Subsidiaries have made the accounting policy election to combine lease and non-lease components

Entergy Corporation and Subsidiaries
Notes to Financial Statements

related to fleet vehicles used in operations and to allocate the contract consideration to both lease and non-lease components for real estate leases.

NOTE 11.  RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Qualified Pension Plans

Entergy has defined benefit qualified pension plans, including the Entergy Corporation Retirement Plan for Non-Bargaining Employees (Non-Bargaining Plan I), the Entergy Corporation Retirement Plan for Bargaining Employees (Bargaining Plan I), the Entergy Corporation Retirement Plan II for Non-Bargaining Employees (Non-Bargaining Plan II), the Entergy Corporation Retirement Plan II for Bargaining Employees (Bargaining Plan II), the Entergy Corporation Retirement Plan III (Plan III), the Entergy Corporation Retirement Plan IV for Bargaining Employees, Entergy Corporation Retirement Plan VI for Non-Bargaining Employees (Non-Bargaining Plan VI), and the Entergy Corporation Cash Balance Plan for Bargaining Employees (Bargaining Cash Balance Plan).  The Entergy Corporation Cash Balance Plan for Non-Bargaining Employees (Non-Bargaining Cash Balance Plan) was merged with and into Non-Bargaining Plan I effective January 1, 2022. Effective January 1, 2024, Non-Bargaining Plan I was amended to spin-off predominately inactive participants into a new qualified pension plan, Non-Bargaining Plan VI. Effective January 1, 2025, Bargaining Plan I was amended to spin-off predominately inactive participants into a new qualified pension plan, Entergy Corporation Plan VI for Bargaining Employees (Bargaining Plan VI). The Bargaining Cash Balance Plan was merged with and into Bargaining Plan I also effective January 1, 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2024, 2023, and 2022 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2024	2023	2022
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$93,468	$101,182	$138,085
Interest cost on projected benefit obligation	249,757	298,281	235,805
Expected return on assets	(338,619)	(388,030)	(402,504)
Recognized net loss	58,590	81,919	188,683
Settlement charges	328,277	160,387	230,389
Net pension cost	$391,473	$253,739	$390,458
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain) loss	($101,445)	($213,636)	$6,113
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(58,590)	(81,919)	(188,683)
Settlement charges	(328,277)	(160,387)	(230,389)
Total	($488,312)	($455,942)	($412,959)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($96,839)	($202,203)	($22,501)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2024, 2023, and 2022 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their current and former employees included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$16,398	$22,204	$5,135	$1,760	$3,846	$5,525
Interest cost on projected benefit obligation	52,870	55,843	14,084	6,276	11,324	13,525
Expected return on assets	(72,620)	(77,786)	(20,451)	(8,814)	(16,308)	(18,485)
Recognized net loss	22,983	10,407	4,562	1,881	1,574	4,638
Settlement charges	—	—	—	—	—	615
Net pension cost	$19,631	$10,668	$3,330	$1,103	$436	$5,818
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($49,352)	($55,010)	($10,857)	($8,990)	($6,190)	($9,812)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(22,983)	(10,407)	(4,562)	(1,881)	(1,574)	(4,638)
Settlement charges	—	—	—	—	—	(615)
Total	($72,335)	($65,417)	($15,419)	($10,871)	($7,764)	($15,065)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($52,704)	($54,749)	($12,089)	($9,768)	($7,328)	($9,247)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$18,461	$24,716	$5,775	$1,955	$4,328	$5,749
Interest cost on projected benefit obligation	56,026	60,346	15,402	6,747	12,726	13,852
Expected return on assets	(70,574)	(75,757)	(19,423)	(8,798)	(16,641)	(17,585)
Recognized net loss	19,400	19,797	5,719	1,694	4,075	4,236
Settlement charges	26,137	40,437	12,242	2,080	11,230	6,375
Net pension cost	$49,450	$69,539	$19,715	$3,678	$15,718	$12,627
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($30,674)	($71,016)	($20,220)	($3,183)	($16,759)	($3,268)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(19,400)	(19,797)	(5,719)	(1,694)	(4,075)	(4,236)
Settlement charges	(26,137)	(40,437)	(12,242)	(2,080)	(11,230)	(6,375)
Total	($76,211)	($131,250)	($38,181)	($6,957)	($32,064)	($13,879)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($26,761)	($61,711)	($18,466)	($3,279)	($16,346)	($1,252)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$25,210	$33,520	$8,043	$2,745	$5,999	$7,746
Interest cost on projected benefit obligation	45,378	49,330	12,979	5,491	10,729	11,286
Expected return on assets	(75,820)	(82,478)	(20,168)	(9,920)	(18,317)	(18,173)
Recognized net loss	43,597	41,711	12,594	4,787	9,013	10,938
Settlement charges	36,409	58,550	15,786	6,676	22,411	9,905
Net pension cost	$74,774	$100,633	$29,234	$9,779	$29,835	$21,702
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain) loss	$28,365	($15,604)	($4,743)	$525	$13,363	($7,063)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(43,597)	(41,711)	(12,594)	(4,787)	(9,013)	(10,938)
Settlement charges	(36,409)	(58,550)	(15,786)	(6,676)	(22,411)	(9,905)
Total	($51,641)	($115,865)	($33,123)	($10,938)	($18,061)	($27,906)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$23,133	($15,232)	($3,889)	($1,159)	$11,774	($6,204)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet

Qualified pension obligations, plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets for Entergy Corporation and its Subsidiaries as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$5,915,404	$6,166,106
Service cost	93,468	101,182
Interest cost	249,757	298,281
Actuarial (gain) loss	(156,248)	123,237
Benefits paid (including settlement lump sum benefit payments of ($1,205,195) in 2024 and ($410,110) in 2023)	(1,581,690)	(773,402)
Balance at December 31	$4,520,691	$5,915,404
Change in Plan Assets
Fair value of assets at January 1	$5,460,601	$5,242,098
Actual return on plan assets	283,816	724,903
Employer contributions	270,005	267,002
Benefits paid (including settlement lump sum benefit payments of ($1,205,195) in 2024 and ($410,110) in 2023)	(1,581,690)	(773,402)
Fair value of assets at December 31	$4,432,732	$5,460,601
Funded status	($87,959)	($454,803)
Amount recognized in the balance sheet (funded status)
Non-current assets	$70,671	$—
Non-current liabilities (a)	(158,630)	(454,803)
Total funded status	($87,959)	($454,803)
Amount recognized as a regulatory asset
Net loss (b)	$1,217,402	$1,447,978
Amount recognized as AOCI (before tax)
Net loss	$89,531	$347,268

(a)Includes ($4.0) million at Entergy as of December 31, 2024 of non-current liabilities related to the natural gas distribution businesses classified as held for sale and included in other non-current liabilities on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.
(b)Includes $13.9 million at Entergy as of December 31, 2024 of regulatory assets related to the natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified pension obligations, plan assets, funded status, and amounts recognized in the Balance Sheets for the Registrant Subsidiaries as of December 31, 2024 and 2023 are as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,117,585	$1,173,283	$295,942	$133,950	$239,984	$286,558
Service cost	16,398	22,204	5,135	1,760	3,846	5,525
Interest cost	52,870	55,843	14,084	6,276	11,324	13,525
Actuarial gain	(48,020)	(46,895)	(10,071)	(6,098)	(6,102)	(8,908)
Benefits paid (a)	(77,770)	(81,411)	(22,019)	(8,755)	(19,110)	(21,583)
Balance at December 31	$1,061,063	$1,123,024	$283,071	$127,133	$229,942	$275,117
Change in Plan Assets
Fair value of assets at January 1	$991,894	$1,058,711	$280,260	$117,923	$222,496	$255,443
Actual return on plan assets	73,952	85,900	21,237	11,706	16,395	19,389
Employer contributions	55,112	48,401	14,980	4,931	8,272	16,650
Benefits paid (a)	(77,770)	(81,411)	(22,019)	(8,755)	(19,110)	(21,583)
Fair value of assets at December 31	$1,043,188	$1,111,601	$294,458	$125,805	$228,053	$269,899
Funded status	($17,875)	($11,423)	$11,387	($1,328)	($1,889)	($5,218)
Amounts recognized in the balance sheet (funded status)
Non-current assets	$29,521	$10,010	$19,666	$3,299	$6,064	$3,135
Non-current liabilities (b)	(47,396)	(21,433)	(8,279)	(4,627)	(7,953)	(8,353)
Total funded status	($17,875)	($11,423)	$11,387	($1,328)	($1,889)	($5,218)
Amounts recognized as regulatory asset
Net loss (c)	$412,777	$256,316	$86,790	$34,039	$55,902	$96,932
Amounts recognized as AOCI (before tax)
Net loss	$—	$10,680	$—	$—	$—	$—

(a)Including settlement lump sum benefit payments of ($2.1) million at System Energy.
(b)Includes ($2.0) million at Entergy Louisiana and ($1.2) million at Entergy New Orleans as of December 31, 2024 of non-current liabilities related to the respective natural gas distribution businesses classified as held for sale and included in other non-current liabilities on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.
(c)Includes $4.5 million at Entergy Louisiana and $6.7 million at Entergy New Orleans as of December 31, 2024 of regulatory assets related to the respective natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,168,098	$1,256,422	$320,994	$140,436	$265,565	$288,302
Service cost	18,461	24,716	5,775	1,955	4,328	5,749
Interest cost	56,026	60,346	15,402	6,747	12,726	13,852
Actuarial (gain) loss	39,643	1,925	(328)	4,590	(1,416)	14,522
Benefits paid (a)	(164,643)	(170,126)	(45,901)	(19,778)	(41,219)	(35,867)
Balance at December 31	$1,117,585	$1,173,283	$295,942	$133,950	$239,984	$286,558
Change in Plan Assets
Fair value of assets at January 1	$961,178	$1,035,574	$265,736	$119,710	$226,417	$240,392
Actual return on plan assets	140,891	148,698	39,315	16,571	31,984	35,375
Employer contributions	54,468	44,565	21,110	1,420	5,314	15,543
Benefits paid (a)	(164,643)	(170,126)	(45,901)	(19,778)	(41,219)	(35,867)
Fair value of assets at December 31	$991,894	$1,058,711	$280,260	$117,923	$222,496	$255,443
Funded status	($125,691)	($114,572)	($15,682)	($16,027)	($17,488)	($31,115)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($125,691)	($114,572)	($15,682)	($16,027)	($17,488)	($31,115)
Amounts recognized as regulatory asset
Net loss	$485,113	$319,116	$102,208	$44,911	$63,665	$111,996
Amounts recognized as AOCI (before tax)
Net loss	$—	$13,296	$—	$—	$—	$—

(a)Including settlement lump sum benefit payments of ($68.7) million at Entergy Arkansas, ($103.1) million at Entergy Louisiana, ($31.4) million at Entergy Mississippi, ($5.3) million at Entergy New Orleans, ($29.4) million at Entergy Texas, and ($16.7) million at System Energy.

The qualified pension plans incurred net actuarial gains during 2024 primarily due to liability gains due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations; partially offset by asset losses resulting from an actual return on assets lower than the expected return on assets in some plans. The qualified pension plans incurred net actuarial gains during 2023 primarily due to asset gains resulting from an actual return on assets much higher than the expected return on assets, offset by liability losses due to a decline in bond yields that resulted in decreases to the discount rates used to develop the benefit obligations.

The accumulated benefit obligation for Entergy’s qualified pension plans was $4.1 billion and $5.6 billion at December 31, 2024 and 2023, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Information for Entergy’s qualified pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023 was as follows:

	2024	2023
	(In Thousands)
Accumulated benefit obligation	$912,174	$2,508,990
Fair value of plan assets	$864,795	$2,300,937

Information for Entergy’s qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2024 and 2023 was as follows:

	2024	2023
	(In Thousands)
Projected benefit obligation	$2,701,323	$4,385,472
Fair value of plan assets	$2,542,693	$3,898,434

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their current and former employees as of December 31, 2024 and 2023 was as follows:

	2024	2023
	(In Thousands)
Entergy Arkansas	$980,559	$1,048,901
Entergy Louisiana	$1,024,433	$1,085,318
Entergy Mississippi	$257,759	$273,338
Entergy New Orleans	$118,620	$125,878
Entergy Texas	$212,935	$225,379
System Energy	$252,397	$267,432

Information for each of the Registrant Subsidiaries qualified pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023 was as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy Texas	System Energy
	(In Thousands)
Accumulated benefit obligation	$304,518	$123,735	$105,285	$58,082	$44,286
Fair value of plan assets	$297,161	$115,446	$103,380	$55,953	$40,146

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Accumulated benefit obligation	$612,788	$658,373	$202,182	$125,878	$70,680	$127,606
Fair value of plan assets	$554,362	$607,471	$196,500	$117,922	$61,495	$109,266

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Information for each of the Registrant Subsidiaries qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2024 and 2023 was as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Projected benefit obligation	$1,009,496	$580,451	$111,659	$108,354	$128,652	$247,186
Fair value of plan assets	$962,101	$559,017	$103,380	$103,727	$120,700	$238,833

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Projected benefit obligation	$1,117,586	$1,173,284	$213,098	$133,949	$146,511	$286,558
Fair value of plan assets	$991,894	$1,058,711	$196,500	$117,922	$128,991	$255,443

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

Effective January 1, 1993, Entergy adopted an accounting standard requiring a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions.  Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have received regulatory approval to recover accrued other postretirement benefits costs through rates.  The LPSC ordered Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions.  However, the LPSC retains the flexibility to examine individual companies’ accounting for other postretirement benefits to determine if special exceptions to this order are warranted. Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute the other postretirement benefits costs collected in rates into external trusts.  System Energy is funding, on behalf of Entergy Operations, other postretirement benefits associated with employees who work or worked at Grand Gulf.

Trust assets contributed by participating Registrant Subsidiaries are in master trusts, established by Entergy Corporation and maintained by a trustee.  Each plan has an undivided beneficial interest in each of the investment accounts in its respective master trust that is maintained by a trustee. Each participating Registrant Subsidiary holds a beneficial interest in the plans’ investment accounts. The assets in the master trusts are commingled for investment and administrative purposes.  Although assets are commingled, supporting records are maintained for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the purpose of allocating the beneficial interest in net earnings/(losses) and the administrative expenses of the investment accounts to the various participating plans and participating Registrant Subsidiaries. Beneficial interest in an investment account’s net income/(loss) is comprised of interest and dividends, realized and unrealized gains and losses, and expenses.  Beneficial interest from these investments is allocated to the plans and participating Registrant Subsidiary based on their portion of net assets in the pooled accounts.

Components of Net Other Postretirement Benefits Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2024, 2023, and 2022 other postretirement benefits income, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2024	2023	2022
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$12,503	$14,654	$24,734
Interest cost on accumulated postretirement benefits obligation (APBO)	39,408	42,272	27,306
Expected return on assets	(42,277)	(36,732)	(43,420)
Amortization of prior service credit	(22,880)	(22,558)	(25,550)
Recognized net (gain) loss	(11,045)	(11,446)	4,333
Net other postretirement benefits income	($24,291)	($13,810)	($12,597)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	$—	($4,434)	($858)
Net gain	(73,123)	(44,441)	(131,524)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	22,880	22,558	25,550
Amortization of net gain (loss)	11,045	11,446	(4,333)
Total	($39,198)	($14,871)	($111,165)
Total recognized as net periodic other postretirement benefits income, regulatory asset, and/or AOCI (before tax)	($63,489)	($28,681)	($123,762)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2024, 2023, and 2022 other postretirement benefits (income) costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their current and former employees included the following components:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$2,569	$2,800	$736	$205	$670	$699
Interest cost on APBO	7,331	7,995	1,945	1,012	2,411	1,593
Expected return on assets	(17,535)	—	(5,486)	(5,915)	(10,156)	(2,912)
Amortization of prior service cost (credit)	2,097	(4,544)	(955)	(916)	(4,371)	(293)
Recognized net (gain) loss	—	(6,952)	61	74	591	—
Net other postretirement benefits income	($5,538)	($701)	($3,699)	($5,540)	($10,855)	($913)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($20,074)	($7,273)	($3,915)	($2,217)	($4,683)	($3,476)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit (cost)	(2,097)	4,544	955	916	4,371	293
Amortization of net gain (loss)	—	6,952	(61)	(74)	(591)	—
Total	($22,171)	$4,223	($3,021)	($1,375)	($903)	($3,183)
Total recognized as net periodic other postretirement benefits income, regulatory asset, and/or AOCI (before tax)	($27,709)	$3,522	($6,720)	($6,915)	($11,758)	($4,096)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$2,965	$3,379	$878	$235	$809	$754
Interest cost on APBO	8,002	8,931	2,170	1,160	2,597	1,726
Expected return on assets	(15,113)	—	(4,716)	(5,263)	(8,776)	(2,535)
Amortization of prior service cost (credit)	2,096	(3,804)	(955)	(916)	(4,371)	(293)
Recognized net (gain) loss	171	(7,057)	85	466	914	—
Net other postretirement benefits (income) cost	($1,879)	$1,449	($2,538)	($4,318)	($8,827)	($348)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	$—	($4,434)	$—	$—	$—	$—
Net gain	(23,033)	(458)	(6,883)	(7,606)	(8,790)	(3,942)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit (cost)	(2,096)	3,804	955	916	4,371	293
Amortization of net gain (loss)	(171)	7,057	(85)	(466)	(914)	—
Total	($25,300)	$5,969	($6,013)	($7,156)	($5,333)	($3,649)
Total recognized as net periodic other postretirement (income) cost, regulatory asset, and/or AOCI (before tax)	($27,179)	$7,418	($8,551)	($11,474)	($14,160)	($3,997)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$4,457	$5,633	$1,354	$397	$1,322	$1,239
Interest cost on APBO	5,050	5,770	1,401	694	1,596	1,116
Expected return on assets	(17,930)	—	(5,575)	(5,997)	(10,273)	(3,162)
Amortization of prior service cost (credit)	1,885	(4,630)	(1,772)	(916)	(4,371)	(319)
Recognized net (gain) loss	873	(744)	222	(898)	648	121
Net other postretirement benefits (income) cost	($5,665)	$6,029	($4,370)	($6,720)	($11,078)	($1,005)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service cost (credit) for the period	$273	$323	($1,300)	$—	$—	$141
Net (gain) loss	12,894	(65,501)	6,629	17,334	22,323	1,208
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit (cost)	(1,885)	4,630	1,772	916	4,371	319
Amortization of net gain (loss)	(873)	744	(222)	898	(648)	(121)
Total	$10,409	($59,804)	$6,879	$19,148	$26,046	$1,547
Total recognized as net periodic other postretirement (income) cost, regulatory asset, and/or AOCI (before tax)	$4,744	($53,775)	$2,509	$12,428	$14,968	$542

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefits Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet

Other postretirement benefits obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Consolidated Balance Sheets of Entergy Corporation and its Subsidiaries as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Thousands)
Change in APBO
Balance at January 1	$837,644	$865,854
Service cost	12,503	14,654
Interest cost	39,408	42,272
Plan amendments	—	(4,434)
Plan participant contributions	21,473	18,669
Actuarial gain	(66,320)	(4,303)
Benefits paid	(90,492)	(95,348)
Medicare Part D subsidy received	466	280
Balance at December 31	$754,682	$837,644
Change in Plan Assets
Fair value of assets at January 1	$673,141	$623,824
Actual return on plan assets	49,080	76,870
Employer contributions	45,400	49,126
Plan participant contributions	21,473	18,669
Benefits paid	(90,492)	(95,348)
Fair value of assets at December 31	$698,602	$673,141
Funded status	($56,080)	($164,503)
Amounts recognized in the balance sheet
Current liabilities	($42,530)	($45,706)
Non-current liabilities (a)	(13,550)	(118,797)
Total funded status	($56,080)	($164,503)
Amounts recognized as a regulatory asset (b)
Prior service credit	($12,729)	($21,465)
Net gain	(78,520)	(33,617)
	($91,249)	($55,082)
Amounts recognized as AOCI (before tax)
Prior service credit	($20,755)	($34,899)
Net gain	(133,253)	(116,078)
	($154,008)	($150,977)

(a)Includes $14.7 million at Entergy as of December 31, 2024 of non-current assets related to the natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.
(b)Includes ($1.9) million at Entergy as of December 31, 2024 of regulatory assets related to the natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the planned

Entergy Corporation and Subsidiaries
Notes to Financial Statements

sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

Other postretirement benefits obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2024 and 2023 are as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$155,987	$170,139	$41,344	$21,685	$51,617	$33,778
Service cost	2,569	2,800	736	205	670	699
Interest cost	7,331	7,995	1,945	1,012	2,411	1,593
Plan participant contributions	4,200	5,867	696	519	681	1,297
Actuarial gain	(17,007)	(7,273)	(3,008)	(1,063)	(3,763)	(2,897)
Benefits paid	(14,917)	(22,774)	(3,584)	(2,658)	(6,021)	(3,934)
Medicare Part D subsidy received	49	77	14	1	14	17
Balance at December 31	$138,212	$156,831	$38,143	$19,701	$45,609	$30,553
Change in Plan Assets
Fair value of assets at January 1	$274,814	$—	$85,662	$100,536	$161,318	$45,402
Actual return on plan assets	20,602	—	6,393	7,069	11,076	3,491
Employer contributions	(604)	16,907	(23)	134	690	741
Plan participant contributions	4,200	5,867	696	519	681	1,297
Benefits paid	(14,917)	(22,774)	(3,584)	(2,658)	(6,021)	(3,934)
Fair value of assets at December 31	$284,095	$—	$89,144	$105,600	$167,744	$46,997
Funded status	$145,883	($156,831)	$51,001	$85,899	$122,135	$16,444
Amounts recognized in the balance sheet
Non-current assets (a)	$145,883	$—	$51,001	$85,899	$122,135	$16,444
Current liabilities	—	(14,377)	—	—	—	—
Non-current liabilities (b)	—	(142,454)	—	—	—	—
Total funded status	$145,883	($156,831)	$51,001	$85,899	$122,135	$16,444
Amounts recognized in regulatory asset (c)
Prior service cost (credit)	$2,886	$—	($1,727)	($1,066)	($7,419)	($203)
Net loss (gain)	(38,054)	—	(8,791)	(8,134)	9,268	(3,364)
	($35,168)	$—	($10,518)	($9,200)	$1,849	($3,567)
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($8,101)	$—	$—	$—	$—
Net gain	—	(76,030)	—	—	—	—
	$—	($84,131)	$—	$—	$—	$—

(a)Includes $19.5 million of non-current assets at Entergy New Orleans as of December 31, 2024 related to the natural gas distribution business classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.
(b)Includes ($2.5) million of non-current liabilities at Entergy Louisiana as of December 31, 2024 related to the natural gas distribution business classified as held for sale and included in other non-current liabilities on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.
(c)Includes ($1.9) million at Entergy New Orleans as of December 31, 2024 of regulatory assets related to the natural gas distribution business classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses and the classification as held for sale.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$164,018	$183,126	$44,365	$23,971	$53,482	$35,274
Service cost	2,965	3,379	878	235	809	754
Interest cost	8,002	8,931	2,170	1,160	2,597	1,726
Plan amendments	—	(4,434)	—	—	—	—
Plan participant contributions	3,131	4,317	1,386	374	680	994
Actuarial (gain) loss	(6,403)	(458)	(1,650)	(1,676)	337	(1,075)
Benefits paid	(15,759)	(24,768)	(5,815)	(2,384)	(6,299)	(3,908)
Medicare Part D subsidy received	33	46	10	5	11	13
Balance at December 31	$155,987	$170,139	$41,344	$21,685	$51,617	$33,778
Change in Plan Assets
Fair value of assets at January 1	$255,117	$—	$79,496	$91,140	$148,799	$42,434
Actual return on plan assets	31,743	—	9,949	11,193	17,903	5,402
Employer contributions	582	20,451	646	213	235	480
Plan participant contributions	3,131	4,317	1,386	374	680	994
Benefits paid	(15,759)	(24,768)	(5,815)	(2,384)	(6,299)	(3,908)
Fair value of assets at December 31	$274,814	$—	$85,662	$100,536	$161,318	$45,402
Funded status	$118,827	($170,139)	$44,318	$78,851	$109,701	$11,624
Amounts recognized in the balance sheet
Current liabilities	$—	($15,049)	$—	$—	$—	$—
Non-current liabilities	118,827	(155,090)	44,318	78,851	109,701	11,624
Total funded status	$118,827	($170,139)	$44,318	$78,851	$109,701	$11,624
Amounts recognized in regulatory asset
Prior service cost (credit)	$4,983	$—	($2,682)	($1,982)	($11,790)	($496)
Net loss (gain)	(17,980)	—	(4,815)	(5,843)	14,542	112
	($12,997)	$—	($7,497)	($7,825)	$2,752	($384)
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($12,645)	$—	$—	$—	$—
Net gain	—	(75,709)	—	—	—	—
	$—	($88,354)	$—	$—	$—	$—

The other postretirement plans incurred net actuarial gains during 2024 primarily due to liability gains due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations and an actual return on assets higher than the expected return on assets. The other postretirement plans incurred net actuarial gains during 2023 primarily due to updated demographic assumptions and census data coupled with an actual return on assets much higher than the expected return on assets, partially offset by liability losses due to a decline in bond yields that resulted in decreases to the discount rates used to develop the benefit obligations.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $12.2 million in 2024, $43.8 million in 2023, and $30.9 million in 2022.  In 2024, 2023, and 2022, Entergy recognized $1.5 million, $27.9 million, and $12.2 million, respectively, in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.

The projected benefit obligation was $94.1 million as of December 31, 2024 of which $22.3 million was a current liability and $71.8 million was a non-current liability. The projected benefit obligation was $88.6 million as of December 31, 2023 of which $13.8 million was a current liability and $74.8 million was a non-current liability.  The accumulated benefit obligation was $81.2 million and $77.9 million as of December 31, 2024 and 2023, respectively. The unamortized prior service cost and net loss are recognized in regulatory assets ($29.8 million at December 31, 2024 and $29.7 million at December 31, 2023) and accumulated other comprehensive income before taxes ($4.7 million at December 31, 2024 and $3.9 million at December 31, 2023).

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

The following Registrant Subsidiaries participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their current and former employees for the non-qualified plans for 2024, 2023, and 2022, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$269	$256	$326	$122	$248
2023	$637	$99	$808	$132	$253
2022	$282	$102	$321	$114	$1,320

Included in the 2024 net periodic pension cost above are settlement charges of $55 thousand for Entergy Louisiana related to the lump sum benefits paid out of the plan. Included in the 2023 net periodic pension cost above are settlement charges of $379 thousand and $453 thousand for Entergy Arkansas and Entergy Mississippi, respectively, related to the lump sum benefits paid out of the plan. Included in the 2022 net periodic pension cost above are settlement charges of $1 thousand, $2 thousand, and $1 million for Entergy Louisiana, Entergy Mississippi, and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their current and former employees for the non-qualified plans as of December 31, 2024 and 2023 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$1,721	$1,405	$3,566	$1,143	$2,734
2023	$2,313	$2,574	$3,369	$1,034	$3,762

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for their current and former employees for the non-qualified plans as of December 31, 2024 and 2023 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$1,468	$1,197	$3,322	$939	$2,710
2023	$1,935	$2,494	$3,187	$814	$3,701

The following amounts were recorded on the balance sheet as of December 31, 2024 and 2023:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($524)	($190)	($419)	($104)	($386)
Non-current liabilities	(1,197)	(1,215)	(3,147)	(1,039)	(2,348)
Total funded status	($1,721)	($1,405)	($3,566)	($1,143)	($2,734)
Regulatory asset (liability)	$119	$493	$1,292	$9	($3,429)
Accumulated other comprehensive income (before taxes)	$—	$21	$—	$—	$—

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($276)	($308)	($474)	($106)	($448)
Non-current liabilities	(2,037)	(2,266)	(2,895)	(928)	(3,314)
Total funded status	($2,313)	($2,574)	($3,369)	($1,034)	($3,762)
Regulatory asset (liability)	$857	$1,604	$1,303	$5	($2,526)
Accumulated other comprehensive income (before taxes)	$—	$67	$—	$—	$—

The non-qualified pension plans incurred an actuarial loss during 2024 primarily as a result of liability losses due to differences in recent retirement and lump sum experience relative to actuarial assumptions, as well as salary increases in excess of expectations. The non-qualified pension plans incurred a small actuarial loss during 2023 primarily as a result of liability losses due to differences in recent retirement and lump sum experience relative to actuarial assumptions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2024:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$14,055	($159)	$13,896
Amortization of gain (loss)	(2,820)	10,459	(312)	7,327
Settlement loss	(319,920)	—	(58)	(319,978)
	($322,740)	$24,514	($529)	($298,755)
Entergy Louisiana
Amortization of prior service credit	$—	$4,544	$—	$4,544
Amortization of gain (loss)	(416)	6,952	(3)	6,533
Settlement loss	—	—	(2)	(2)
	($416)	$11,496	($5)	$11,075

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2023:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$14,038	($452)	$13,586
Amortization of gain (loss)	(4,407)	11,590	(593)	6,590
Settlement loss	(7,844)	—	(3,004)	(10,848)
	($12,251)	$25,628	($4,049)	$9,328
Entergy Louisiana
Amortization of prior service credit	$—	$3,804	$—	$3,804
Amortization of gain (loss)	(792)	7,057	(2)	6,263
Settlement loss	(1,617)	—	—	(1,617)
	($2,409)	$10,861	($2)	$8,450

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

Qualified Pension Settlement Costs

In May 2024, Entergy Corporation entered into a commitment agreement by and between Entergy Corporation, Newport Trust Company, LLC, as independent fiduciary of Entergy Corporation Retirement Plan II for Non-Bargaining Employees, Entergy Corporation Retirement Plan II for Bargaining Employees, Entergy Corporation Retirement Plan III, and Entergy Corporation Retirement Plan IV for Bargaining Employees (the Pension Plans), and the Metropolitan Life Insurance Company (MetLife), under which the Pension Plans purchased a nonparticipating single premium group annuity contract from MetLife to settle approximately $1.2 billion of benefit liabilities of the Pension Plans.

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

The purchase of the group annuity contract was funded directly by assets of the Pension Plans. The transferred pension liability required no additional funding prior to transfer, as the liability was fully funded. As a result of the transaction, Entergy recognized a one-time non-cash pension settlement charge of $328 million in 2024, of which $8 million was recorded at Utility, as described below, and $320 million was recorded at Parent & Other. The $320 million settlement charge at Parent & Other is reflected in Miscellaneous - net in Other income (deductions) on the consolidated income statements.

Year-to-date lump sum benefit payments from Non-Bargaining Plan I, Bargaining Plan I, Non-Bargaining Plan II, and Bargaining Plan II exceeded the sum of the Plans’ service and interest cost, resulting in settlement costs during 2023 and 2022. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy participate in one or both of Non-Bargaining Plan I and Bargaining Plan I and incurred settlement costs. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plan’s pension liability. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each received regulatory approval to defer the expense portion of settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi Other Postretirement Benefits

Pursuant to an order from the MPSC, Entergy Mississippi was directed to cease including other postretirement benefit credits in other operation and maintenance expense or allocating to capital expenditures for ratemaking purposes effective January 1, 2024. The credits are being deferred as a regulatory liability. In addition, beginning in July 2024, Entergy Mississippi is recovering the December 31, 2023 other postretirement benefit asset in rate base over five years and accruing a regulatory liability. At December 31, 2024, the balance in these regulatory liability accounts was approximately $7.4 million.

Entergy New Orleans Other Postretirement Benefits

Pursuant to an order from the City Council, Entergy New Orleans received approval to exclude other postretirement benefit expense credits from the formula rate plan evaluation filing. To comply with the order, Entergy New Orleans began recording the other postretirement benefit expense credits to a regulatory liability account in September 2024. At December 31, 2024, the balance in this regulatory liability account was approximately $1 million.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, to track the surplus or deficit in the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amounts recorded are evaluated in each rate case filed by Entergy Texas and an amortization period is determined at that time. At December 31, 2024, the balance in this reserve was approximately $15 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2024 and 2023 and the target asset allocation and ranges for 2024 are as follows:

Pension Asset Allocation	Target	Range			Actual 2024	Actual 2023
Domestic Equity Securities	22%	18%	to	26%	23%	33%
International Equity Securities	13%	10%	to	16%	13%	18%
Intermediate Fixed Income Securities	4%	3%	to	5%	5%	9%
Long Duration Fixed Income Securities	61%	57%	to	65%	59%	40%
Other	—%	—%	to	10%	—%	—%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2024	Actual 2023
Domestic Equity Securities	14%	9%	to	19%	16%	28%
International Equity Securities	10%	5%	to	15%	9%	17%
Fixed Income Securities	76%	71%	to	81%	75%	55%
Other	—%	—%	to	5%	—%	—%

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

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area, and individual security issuance.  As of December 31, 2024, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of credit risk in Entergy’s pension and other postretirement benefits plan assets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2024, and December 31, 2023, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Defined Benefit Pension Plan Trusts

2024	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$932	(b)	$—		$—	$932
Common	403,146	(b)	—		—	403,146
Common collective trusts (c)						1,206,983
Fixed income securities:
U.S. Government securities	—		1,145,994	(a)	—	1,145,994
Corporate debt instruments	—		307,666	(a)	—	307,666
Registered investment companies (e)	30,293	(d)	2,735	(d)	—	1,512,994
Other	—		44,691	(f)	—	44,691
Other:
Insurance company general account (unallocated contracts)	—		5,918	(g)	—	5,918
Total investments	$434,371		$1,507,004		$—	$4,628,324
Cash						2,026
Other pending transactions						(133,550)
Less: Other postretirement assets included in total investments						(64,068)
Total fair value of qualified pension assets						$4,432,732

2023	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$10,827	(b)	$—		$—	$10,827
Common	715,452	(b)	—		—	715,452
Common collective trusts (c)						2,066,247
Fixed income securities:
U.S. Government securities	—		1,085,231	(a)	—	1,085,231
Corporate debt instruments	—		924,904	(a)	—	924,904
Registered investment companies (e)	34,364	(d)	2,718	(d)	—	657,691
Other	774		78,883	(f)	—	79,657
Other:
Insurance company general account (unallocated contracts)	—		5,899	(g)	—	5,899
Total investments	$761,417		$2,097,635		$—	$5,545,908
Cash						1,488
Other pending transactions						(22,404)
Less: Other postretirement assets included in total investments						(64,391)
Total fair value of qualified pension assets						$5,460,601

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Trusts

2024	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$161,726
Fixed income securities:
U.S. Government securities	$107,547	(b)	$112,780	(a)	$—	220,327
Corporate debt instruments	—		166,208	(a)	—	166,208
Registered investment companies	2,295	(d)	—		—	2,295
Other	—		80,561	(f)	—	80,561
Total investments	$109,842		$359,549		$—	$631,117
Other pending transactions						3,417
Plus: Other postretirement assets included in the investments of the qualified pension trust						64,068
Total fair value of other postretirement assets						$698,602

2023	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$276,560
Fixed income securities:
U.S. Government securities	$80,219	(b)	$84,521	(a)	$—	164,740
Corporate debt instruments	—		106,523	(a)	—	106,523
Registered investment companies	548	(d)	—		—	548
Other	—		57,511	(f)	—	57,511
Total investments	$80,767		$248,555		$—	$605,882
Other pending transactions						2,868
Plus: Other postretirement assets included in the investments of the qualified pension trust						64,391
Total fair value of other postretirement assets						$673,141

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

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefits obligations at December 31, 2024, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement
	(In Thousands)
Year(s)
2025	$396,881	$22,324	$68,754
2026	$373,969	$7,975	$65,668
2027	$374,332	$14,666	$63,067
2028	$374,818	$8,905	$60,746
2029	$372,728	$7,532	$58,225
2030 - 2034	$1,852,026	$36,035	$279,644

Based upon the same assumptions, Entergy expects that benefits to be paid over the next ten years for the Registrant Subsidiaries for their current and former employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2025	$92,997	$99,646	$26,600	$10,879	$22,865	$24,910
2026	$91,164	$94,614	$25,540	$11,107	$22,419	$22,420
2027	$91,175	$93,456	$25,272	$10,658	$21,251	$23,235
2028	$89,535	$95,546	$24,923	$10,775	$20,135	$22,540
2029	$88,244	$93,857	$25,038	$10,242	$20,474	$22,790
2030 - 2034	$437,940	$458,211	$118,197	$50,337	$93,989	$112,086

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2025	$524	$190	$419	$104	$386
2026	$103	$173	$309	$84	$360
2027	$94	$159	$764	$263	$335
2028	$175	$146	$578	$210	$310
2029	$143	$141	$436	$167	$284
2030 - 2034	$634	$552	$1,582	$609	$1,081

Estimated Future Other Postretirement Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2025	$12,198	$14,377	$3,329	$2,082	$4,542	$2,645
2026	$11,754	$13,757	$3,218	$1,941	$4,168	$2,434
2027	$11,280	$13,172	$3,109	$1,789	$3,989	$2,339
2028	$11,012	$12,531	$3,110	$1,655	$3,787	$2,288
2029	$10,896	$12,089	$3,014	$1,575	$3,627	$2,278
2030 - 2034	$53,047	$57,646	$14,486	$7,164	$17,113	$11,340

Contributions

Entergy currently expects to contribute approximately $240 million to its qualified pension plans and approximately $42.8 million to its other postretirement plans in 2025.  The Registrant Subsidiaries currently expect to contribute the following approximate amounts to their qualified pension and other postretirement plans for their current and former employees in 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$35,544	$41,253	$8,064	$5,016	$7,725	$15,668
Other Postretirement Contributions	$529	$14,377	$178	$205	$156	$34

The 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefits APBO as of December 31, 2024 and 2023 were as follows:

	2024	2023
Weighted-average discount rate:
Qualified pension	5.67% - 5.89% Blended 5.75%	5.02% - 5.10% Blended 5.06%
Other postretirement	5.66%	5.01%
Non-qualified pension	5.23%	4.68%
Weighted-average rate of increase in future compensation levels	3.98% - 4.45%	3.98% - 4.40%
Interest crediting rate	4.80%	4.00%
Assumed health care trend rate:
Pre-65	8.15%	6.95%
Post-65	10.13%	7.88%
Ultimate health care cost trend rate	4.75%	4.75%
Year ultimate health care cost trend rate is reached and beyond:
Pre-65	2035	2032
Post-65	2035	2032

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefits costs for 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Weighted-average discount rate:
Qualified pension:
Service cost	5.08%	5.26%	3.07%
Interest cost	4.97%	5.16%	2.49%
Other postretirement:
Service cost	4.82%	5.00%	3.20%
Interest cost	4.91%	5.09%	2.31%
Non-qualified pension:
Service cost	5.01%	5.31%	4.94%
Interest cost	4.86%	5.30%	5.03%
Weighted-average rate of increase in future compensation levels	3.98% - 4.40%	3.98% - 4.40%	3.98% - 4.40%
Expected long-term rate of return on plan assets:
Pension assets	6.00% - 7.25% Blended 6.75%	7.00%	6.75%
Other postretirement non-taxable assets	6.50% - 7.25%	6.00% - 7.00%	5.75% - 6.75%
Other postretirement taxable assets	5.25%	5.25%	4.75%
Assumed health care trend rate:
Pre-65	6.95%	6.65%	5.65%
Post-65	7.88%	7.50%	5.90%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is reached and beyond:
Pre-65	2032	2032	2032
Post-65	2032	2032	2032

With respect to the mortality assumptions, Entergy used the Pri-2012 Employee and Healthy Annuitant Table, projected generationally using Scale MP-2021 with Aon’s Endemic Adjustment, in determining its December 31, 2024 and 2023 pension plans’ PBOs and the Pri.H 2012 (headcount weighted) Employee and Healthy Annuitant Table, projected generationally using Scale MP-2021 with Aon’s Endemic Adjustment, in determining its December 31, 2024 and 2023 other postretirement benefits APBO.

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

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries VI (Savings Plan VI) (established in April 2007) and the Savings Plan of Entergy Corporation and Subsidiaries VII (Savings Plan VII) (established in April 2007) to which matching contributions are also made.  The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and certain of its subsidiaries. Effective

Entergy Corporation and Subsidiaries
Notes to Financial Statements

December 31, 2023, employees participating in Savings Plan VI and Savings Plan VII were transferred into the System Savings Plan when Savings Plan VI and Savings Plan VII merged into the System Savings Plan.

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

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $72.3 million in 2024, $65.1 million in 2023, and $62.1 million in 2022.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2024, 2023, and 2022 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2024	$6,822	$8,784	$4,048	$1,584	$3,907
2023	$5,866	$7,757	$3,534	$1,383	$3,380
2022	$5,124	$7,138	$3,194	$1,223	$2,938

NOTE 12.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted stock units to key employees of the Entergy subsidiaries under its equity plans which are shareholder-approved stock-based compensation plans.  The cost of the stock-based compensation is charged to income over the vesting period. Awards under Entergy’s plans generally vest over three years. Entergy accounts for forfeitures of stock-based compensation when they occur. Entergy recognizes all income tax effects related to share-based payments through the income statement. Historical share and share-based data presented herein for share-based compensation has been retroactively adjusted to reflect the two-for-one forward stock split of Entergy Corporation common stock effective December 12, 2024. See Note 7 to the financial statements for discussion of the stock split.

Effective May 3, 2019, Entergy’s shareholders approved the 2019 Omnibus Incentive Plan (2019 Plan).  The maximum number of common shares that can be issued from the 2019 Plan for stock-based awards is 24,400,000 all of which are available for incentive stock option grants.  The 2019 Plan applies to awards granted on or after May 3, 2019 and awards expire ten years from the date of grant. As of December 31, 2024, there were 13,966,025 authorized shares remaining for stock-based awards.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for each of the years presented:

	2024	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$4.0	$4.1	$4.2
Tax benefit recognized in Entergy’s consolidated net income	$1.0	$1.1	$1.1
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.9	$1.9	$1.7

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2024	2023	2022
Stock price volatility	25.24%	24.89%	24.27%
Expected term in years	6.88	6.89	6.92
Risk-free interest rate	4.03%	3.51%	1.77%
Dividend yield	4.30%	4.00%	4.00%
Dividend payment per share	$2.30	$2.17	$2.05

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

A summary of stock option activity for the year ended December 31, 2024 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
	(Dollars In Thousands, Except Per Share Data)
Options outstanding as of January 1, 2024	5,797,416	$48.83
Options granted	704,398	$49.54
Options exercised	(3,114,546)	$43.83
Options forfeited/expired	(160,812)	$57.69
Options outstanding as of December 31, 2024	3,226,456	$53.38	$72,410	6.62
Options exercisable as of December 31, 2024	1,935,970	$54.38	$41,515	5.44
Weighted-average grant-date fair value of options granted during 2024	$9.31

The weighted-average grant-date fair value of options granted during the year was $10.04 for 2023 and $8.13 for 2022.  The total intrinsic value of stock options exercised was $56 million during 2024, $2 million during 2023, and $20 million during 2022.  The intrinsic value, which has no effect on net income, of the outstanding stock options

Entergy Corporation and Subsidiaries
Notes to Financial Statements

exercised is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of December 31, 2024. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $6 million during 2024, $6 million during 2023, and $5 million during 2022. Cash received from option exercises was $136 million for the year ended December 31, 2024. The tax benefits realized from options exercised was $13.9 million for the year ended December 31, 2024.

The following table summarizes information about stock options outstanding as of December 31, 2024:

			Options Outstanding			Options Exercisable
Range of Exercise Price			As of December 31, 2024	Weighted-Average Remaining Contractual Life-Yrs.	Weighted-Average Exercise Price	Number Exercisable as of December 31, 2024	Weighted-Average Exercise Price
$31.00	-	$39.99	248,134	2.66	$37.48	248,134	$37.48
$40.00	-	$49.99	1,145,520	7.49	$48.28	467,062	$46.46
$50.00	-	$59.99	1,158,822	7.51	$54.55	546,794	$54.65
$60.00	-	$65.86	673,980	5.08	$65.86	673,980	$65.86
$63.17	-	$131.72	3,226,456	6.62	$53.38	1,935,970	$54.38

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2024 not yet recognized is approximately $6 million and is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

Entergy grants restricted stock awards earned under its stock benefit plans in the form of stock units. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date and are expensed ratably over the three-year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting. Restricted stock awards are valued at the closing price of Entergy Corporation’s common stock on the grant date.

The following table includes information about the restricted stock awards outstanding as of December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2024	1,253,547	$53.64
Granted	874,190	$49.68
Vested	(605,320)	$52.60
Forfeited	(75,166)	$52.47
Outstanding shares at December 31, 2024	1,447,251	$51.74

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for restricted stock for each of the years presented:

	2024	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$24.4	$22.2	$23.2
Tax benefit recognized in Entergy’s consolidated net income	$6.2	$5.7	$5.9
Compensation cost capitalized as part of fixed assets and materials and supplies	$11.3	$9.7	$9.2

The total fair value of the restricted stock awards granted was $43 million, $41 million, and $39 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The total fair value of the restricted stock awards vested was $32 million, $33 million, and $34 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which represents the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned. Entergy measures performance by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. To emphasize the importance of environmental stewardship, specifically of carbon-free generation and resilience, an environmental achievement measure was selected as one of the performance measures for the 2024-2026 performance period. For the 2024-2026 performance period, performance will be measured based eighty percent on relative total shareholder return and twenty percent on the environmental achievement measure. The total shareholder return portion is valued based on various factors, primarily market conditions; and the environmental achievement measure portion is valued based on the closing price of Entergy Corporation’s common stock on the grant date. Performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period, and compensation cost for the portion of the award based on the selected credit measure will be adjusted based on the number of units that ultimately vest.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2024	962,002	$60.56
Granted	404,760	$59.03
Vested	(432,804)	$53.88
Forfeited	(47,356)	$63.99
Outstanding shares at December 31, 2024	886,602	$62.94

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for the long-term performance units for each of the years presented:

	2024	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$12.0	$11.1	$16.0
Tax benefit recognized in Entergy’s consolidated net income	$3.1	$2.8	$4.1
Compensation cost capitalized as part of fixed assets and materials and supplies	$5.7	$5.2	$6.7

The total fair value of the long-term performance units granted was $24 million, $20 million, and $35 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In January 2024, Entergy issued 432,804 shares of Entergy Corporation common stock at a share price of $49.43 for awards earned and dividends accrued under the 2021-2023 Long-Term Performance Unit Program. In January 2023, Entergy issued 76,300 shares of Entergy Corporation common stock at a share price of $53.80 for awards earned and dividends accrued under the 2020-2022 Long-Term Performance Unit Program. In January 2022, Entergy issued 448,668 shares of Entergy Corporation common stock at a share price of $55.18 for awards earned and dividends accrued under the 2019-2021 Long-Term Performance Unit Program.

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy Corporation common stock or the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 39 months.  As of December 31, 2024, there were 230,058 unvested restricted stock units that are expected to vest over an average period of 44 months.

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2024	279,000	$52.55
Granted	55,174	$66.26
Vested	(87,192)	$51.70
Forfeited	(16,924)	$44.90
Outstanding shares at December 31, 2024	230,058	$56.73

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2024	2023	2022
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.5	$2.8	$2.0
Tax benefit recognized in Entergy’s consolidated net income	$0.6	$0.7	$0.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.2	$1.2	$0.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The total fair value of the restricted stock unit awards granted was $4 million, $2 million, and $8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The total fair value of the restricted stock unit awards vested was $5 million, $1 million, and $3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 13. BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy has a single reportable segment, Utility, which includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana.  Revenue for the Utility segment is primarily derived from retail electric sales. The accounting policies of the Utility segment are the same as those described in Note 1 to the financial statements. The Utility segment reflects management’s primary basis of organization with a predominant focus on its utility operations in the Gulf South. Entergy’s chief operating decision maker is its chief executive officer. The chief operating decision maker uses Utility net income in the annual planning process and to monitor budget versus actual results on a monthly basis in assessing financial performance and in determining how to allocate resources. Parent & Other includes the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments. Entergy’s non-utility operations business owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers and also provides decommissioning services to nuclear power plants owned by non-affiliated entities in the United States.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes operating revenues and significant expense categories regularly provided to the chief operating decision maker for the Utility segment, a reconciliation of Utility operating revenues to Entergy’s consolidated operating revenues, and a reconciliation of Utility net income to consolidated net income and net income attributable to Entergy Corporation for each of the years presented:

	2024	2023	2022
	(In Thousands)
Utility operating revenues	$11,805,802	$12,022,944	$13,420,804

Reconciliation of revenues:
Other revenues (a)	73,914	124,509	343,461
Elimination of intersegment revenues	(63)	(41)	(28)
Consolidated operating revenues	11,879,653	12,147,412	13,764,237

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	2,214,471	2,755,793	3,634,394
Purchased power	806,646	904,184	1,478,121
Other operation and maintenance expenses	2,851,165	2,838,057	2,899,759
Other regulatory charges (credits) - net	(6,133)	(138,469)	669,403
Other Utility items (b)	4,109,352	3,152,475	3,340,547
Utility net income	1,830,301	2,510,904	1,398,580

Reconciliation of net income:
Non-cash pension settlement charge (c)	(319,675)	—	—
IRS audit resolution (d)	—	275,403	—
Gain on sale of Palisades (e)	—	—	165,626
Income taxes on reconciling items noted above	66,515	—	(36,102)
Other loss	(203,097)	(125,018)	(244,949)
Elimination of intersegment loss	(312,860)	(298,979)	(186,017)
Consolidated net income	1,061,184	2,362,310	1,097,138
Preferred dividend requirements of subsidiaries and noncontrolling interests (f)	5,594	5,774	(6,028)
Net income attributable to Entergy Corporation	$1,055,590	$2,356,536	$1,103,166

(a)See Note 19 to the financial statements for discussion of other revenues.
(b)Other Utility items includes nuclear refueling outage expenses, asset write-offs, decommissioning expenses, taxes other than income taxes, depreciation and amortization expenses, other income, interest expense, and income tax expense.
(c)See Note 11 to the financial statements for discussion of the one-time non-cash pension settlement charge of $328 million, of which $8 million was recorded at Utility and $320 million was recorded at Parent & Other, resulting from a group annuity contract purchased in 2024 to settle certain pension liabilities.
(d)See Note 3 to the financial statements for discussion of the resolution of the 2016-2018 IRS audit, which included a $568 million reduction, recorded at Utility, and a $275 million reduction, recorded at Parent & Other, in income tax expense in 2023.
(e)See Note 14 to the financial statements for discussion of the $166 million gain, recorded at Parent & Other, resulting from the sale of the Palisades plant in June 2022.
(f)Preferred dividend requirements of subsidiaries and noncontrolling interests is substantially derived from the Utility segment. See Note 6 to the financial statements for discussion of preferred stock and noncontrolling interests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables present segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation.

2024	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
Asset write-offs, impairments, and related charges (credits)	$131,775	($24,641)	$—	$107,134
Depreciation, amortization, and decommissioning	$2,226,681	$6,567	$—	$2,233,248
Interest and investment income	$592,257	$21,621	($315,013)	$298,865
Interest expense	$899,655	$253,317	($2,152)	$1,150,820
Income taxes	$515,665	($134,638)	$—	$381,027
Total assets	$68,951,564	$721,459	($4,882,991)	$64,790,032
Total expenditures for additions to long-lived assets	$5,967,739	$1,971	$—	$5,969,710

2023	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
Asset write-offs, impairments, and related charges (credits)	$79,962	($37,283)	$—	$42,679
Depreciation, amortization, and decommissioning	$2,045,254	$6,423	$—	$2,051,677
Interest and investment income	$443,751	$18,660	($299,685)	$162,726
Interest expense	$816,643	$190,468	($705)	$1,006,406
Income taxes	($374,847)	($315,688)	$—	($690,535)
Total assets	$63,887,038	$836,598	($5,020,240)	$59,703,396
Total expenditures for additions to long-lived assets	$4,745,918	$801	$—	$4,746,719

2022	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
Depreciation, amortization, and decommissioning	$1,941,653	$43,446	$—	$1,985,099
Interest and investment income (loss)	$145,968	($35,293)	($186,256)	($75,581)
Interest expense	$750,175	$162,300	($238)	$912,237
Income taxes	($34,263)	($4,715)	$—	($38,978)
Total assets	$61,399,243	$884,442	($3,688,494)	$58,595,191
Total expenditures for additions to long-lived assets	$5,382,243	$13,884	$—	$5,396,127

Eliminations are primarily intersegment activity.  All of Entergy’s goodwill is related to the Utility segment.

Registrant Subsidiaries

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one operating and reportable segment, an integrated utility business which includes the generation, transmission, and distribution of electric power; and operation of a small natural gas distribution business at each of Entergy Louisiana and Entergy New Orleans. Revenue for each integrated utility business is primarily derived from retail electric sales. System Energy has one operating and reportable segment, which is an electricity generation business. System Energy’s only source of revenue is the sale of electric power and capacity generated from its 90% interest in the Grand Gulf nuclear plant to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Orleans. Each of the Registrant Subsidiaries’ operations are managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results. The chief operating decision maker for the Registrant Subsidiaries is the respective president and chief executive officer for the Utility operating companies and the president for System Energy. Each chief operating decision maker assesses financial performance on an entity-wide basis and decides how to allocate resources based on net income that also is reported on the income statement for each of the Registrant Subsidiaries as net income. Net income is used in the annual planning process and to monitor budget versus actual results on a monthly basis and each Registrant Subsidiary’s earned return on common equity in assessing financial performance. Each chief operating decision maker is only provided with the consolidated financial results for the respective Registrant Subsidiary. All segment financial information for the Registrant Subsidiaries is as reported on the respective financial statements for each of the Registrant Subsidiaries.

Geographic Areas

Entergy and the Registrant Subsidiaries derive substantially all revenue from inside of the United States and all long-lived assets are located within the United States.

Major Customers

Neither Entergy nor the Registrant Subsidiaries have an individual customer representing more than 10% of its respective revenues for the years ended December 31, 2024, 2023, and 2022.

Exit from the Merchant Power Business

Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022. The Fitzpatrick plant was sold to Exelon in March 2017. The Vermont Yankee plant was transferred to NorthStar in January 2019. The Pilgrim plant was sold to Holtec International in August 2019. The Indian Point 2 and Indian Point 3 plants were sold to Holtec International in May 2021. The Palisades plant was sold to Holtec International in June 2022. The decisions to shut down these plants and the related transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions.

As of December 31, 2021, Entergy had a restructuring cost accrual of $37 million relating to employee retention and severance expenses and other benefits-related costs related to its exit from the merchant power business. During the year ended December 31, 2022, Entergy accrued an additional $3 million in restructuring costs and made severance and retention payments of $40 million, after which the restructuring cost accrual was zero. The employee retention and severance expenses and other benefits-related costs are included in "Other operation and maintenance" in Entergy’s consolidated income statements.

NOTE 14.  ACQUISITIONS, HELD FOR SALE, AND DISPOSITIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of approximately $170 million to acquire the facility. Substantial completion was achieved and commercial operation commenced in September 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $16 million for acquisition of the facility.

West Memphis Solar

In September 2020, Entergy Arkansas signed a build-own-transfer agreement for the purchase of an approximately 180 MW to-be-constructed solar photovoltaic energy facility, West Memphis Solar facility, to be sited on approximately 1,500 acres in Crittenden County, Arkansas. Acquisition of the West Memphis Solar facility was initially approved by the APSC in October 2021. In March 2022 the counterparty to the build-own-transfer agreement notified Entergy Arkansas that it was seeking changes to certain terms of the agreement, including both cost and schedule. Entergy Arkansas filed a supplemental application with the APSC in January 2023 for a change in the transmission route and updates to the cost and schedule, which was approved by the APSC in March 2023. In August 2024, Entergy Arkansas made an initial payment of approximately $48 million to acquire the facility. Substantial completion was achieved in November 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $192 million for acquisition of the facility. Commercial operation commenced in December 2024.

Driver Solar

In August 2022, Entergy Arkansas signed a build-own-transfer agreement for the purchase of an approximately 250 MW to-be-constructed solar photovoltaic energy facility, Driver Solar facility, to be sited near Osceola, Arkansas. Acquisition of the Driver Solar facility was approved by the APSC in August 2022. In August 2024, Entergy Arkansas made an initial payment of approximately $308 million to acquire the facility. Substantial completion was achieved in November 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $85 million for acquisition of the facility. Commercial operation commenced in December 2024.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

acquisition of the facility was made in October 2023. See Note 1 to the financial statements for further discussion of the HLBV method of accounting used to account for the investment in MS Sunflower Partnership, LLC.

Held for Sale

Natural Gas Distribution Businesses

On October 28, 2023, Entergy New Orleans and Entergy Louisiana each entered into separate purchase and sale agreements with respect to the sale of their respective regulated natural gas local distribution company businesses to two separate affiliates of Bernhard Capital Partners Management LP. Under the purchase and sale agreements, Entergy New Orleans has agreed to sell its regulated natural gas local distribution company business serving customers in the Parish of Orleans, Louisiana, and Entergy Louisiana has agreed to sell its regulated natural gas local distribution company business serving customers in the Parish of East Baton Rouge, Louisiana. The Entergy Louisiana and Entergy New Orleans natural gas distribution businesses are reflected in Entergy’s Utility reportable segment and in the respective single reportable segment for each of Entergy Louisiana and Entergy New Orleans.

The base purchase price to be paid by the buyer of the Entergy New Orleans gas business is $285.5 million, and the base purchase price to be paid by the buyer of the Entergy Louisiana gas business is $198 million, in each case subject to certain adjustments at the closing of the transactions. Each purchase and sale agreement contains customary representations, warranties, and covenants related to the applicable business and the respective transactions. Entergy New Orleans and Entergy Louisiana have each agreed to operate the respective gas businesses in the ordinary course of business and subject to certain operating covenants during the period between the date of the purchase and sale agreements and the completion of the transactions.

The transactions will proceed in two phases: (1) an “Initial Phase” prior to regulatory approvals in connection with both transactions; and (2) a “Second Phase” following regulatory approvals in connection with both transactions to the extent that certain conditions are satisfied or, where permissible, waived for both transactions.

Required regulatory approvals include the approval of the City Council for the sale of the Entergy New Orleans gas business and the approval of the LPSC and the Metropolitan Council for the City of Baton Rouge and Parish of East Baton Rouge for the sale of the Entergy Louisiana gas business. Additionally, while approval of the transactions is generally not required from the FERC, the parties sought and obtained a waiver of the FERC’s capacity release rules, as applicable.

In December 2023, Entergy New Orleans and Entergy Louisiana and the respective buyers filed their joint applications with the City Council and the LPSC, respectively, seeking approval for the proposed transactions. The applications requested a decision by June 2024.

In February 2024 the City Council adopted a procedural schedule, and in September 2024 the hearing officer certified the record of the proceeding. In December 2024 the City Council found the proposed transaction in the public interest and approved it, subject to certain conditions. The key conditions include:

•Entergy New Orleans will not seek recovery of certain assets allocated to its gas business that will not transfer to the buyer through the sale. These assets had a net book value as of December 31, 2024 of approximately $19 million.
•Entergy New Orleans will be limited to recovering $19 million of transaction and cooperation costs associated with the sale of the gas business.
•Entergy New Orleans will share with customers 50% of the net proceeds from the transaction. Net proceeds from the transaction will be determined by the sales price, less the sum of: (1) the net book value of the assets sold and liabilities assumed by the buyer, (2) the net book value of the assets of the gas business that will not be included in the sale and for which Entergy New Orleans will not seek to recover from customers,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and (3) the transaction and cooperation costs associated with the sale, limited to $19 million. Entergy New Orleans will recognize a regulatory liability for such sharing with customers, and will amortize it into customer rates ratably over three years.

In July 2024 the LPSC staff issued a report recommending LPSC approval of the application of Delta Capital Gas Company, LLC (a Bernhard Capital Partners Management LP affiliate, formerly Delta States Utilities LA, LLC) and Entergy Louisiana and the transaction described therein as being in the public interest and proposing certain conditions. In August 2024 the LPSC issued an order accepting the LPSC staff’s report and recommendation.

The purchase and sale agreements may be terminated by any party if the Second Phase does not start within 15 months of October 28, 2023, or within 18 months if the only remaining conditions to starting the Second Phase are obtaining the regulatory approvals. The consummation of each of the transactions is subject to satisfaction of certain customary closing conditions, including the receipt of the regulatory approvals, clearance under the Hart-Scott Rodino Act, and the concurrent closing of the other transaction. Clearance under the Hart-Scott Rodino Act was obtained in 2024. Under the purchase and sale agreements, the closing of the transactions is not required to occur earlier than the later of six months following the initiation of the Second Phase and July 28, 2025, and the purchase and sale agreements may be terminated by either party in the event the closing has not occurred prior to October 28, 2025. Neither transaction is subject to a financing condition for the applicable buyer.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2024, the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses met the criteria to be classified as held for sale. Neither Entergy Louisiana nor Entergy New Orleans recognized write downs of the natural gas distribution business assets as a result of their classification as held for sale as of December 31, 2024, as neither sale is expected to result in a loss. The assets and liabilities of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses classified as held for sale on Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated balance sheets as of December 31, 2024 included the following amounts:

	Entergy	Entergy Louisiana	Entergy New Orleans
	(In Thousands)
Deferred fuel	$5,608	$727	$4,881
Fuel inventory - at average cost	4,493	702	3,791
Materials and supplies	5,451	1,045	4,406
Prepayments and other	22	—	22
Total current assets held for sale	$15,574	$2,474	$13,100
Property, plant, and equipment - natural gas	$679,502	$303,193	$376,309
Construction work in progress	2,959	1,085	1,874
Less - accumulated depreciation and amortization	(276,388)	(139,556)	(136,832)
Other regulatory assets	35,381	8,947	23,682
Goodwill (a)	6,474	—	—
Pension and other postretirement assets	14,663	—	19,499
Other	206	—	206
Total non-current assets held for sale	$462,797	$173,669	$284,738
Accounts payable	$702	$702	$—
Customer deposits	6,214	1,984	4,230
Taxes accrued	13	13	—
Other	1,401	589	812
Total current liabilities held for sale (b)	$8,330	$3,288	$5,042
Regulatory liability for income taxes - net	$31,575	$4,981	$26,594
Other regulatory liabilities	1,611	1,214	397
Pension and other postretirement liabilities	3,976	4,525	1,197
Other	3,844	1,194	2,650
Total non-current liabilities held for sale (c)	$41,006	$11,914	$30,838

(a)    Goodwill is allocated to the natural gas distribution business based on its relative fair value compared to the retained portion of the reporting unit.
(b)    Included within other current liabilities on the respective consolidated balance sheets.
(c)    Included within other non-current liabilities on the respective consolidated balance sheets.

Entergy Louisiana and Entergy New Orleans will continue to recognize depreciation on the natural gas distribution businesses assets since they will continue to receive revenues through utility customer rates until the closing of the transaction, and because the final purchase price for the natural gas distribution businesses will be adjusted by an amount equal to that depreciation, among other adjustments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The pre-tax income for the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses, excluding interest and corporate allocations, included in Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated income statements for the years ended December 31, 2024, 2023, and 2022 is as follows:

	2024	2023	2022
	(In Thousands)
Entergy
Income before income taxes	$48,223	$38,162	$39,076
Entergy Louisiana
Income before income taxes	$20,965	$17,375	$15,080
Entergy New Orleans
Income before income taxes	$27,258	$20,787	$23,996

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

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk associated with the price of fuel.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

purchase agreements, and capacity contracts. Certain derivative instruments do not qualify for designation as normal purchase/normal sale transactions due to their financial settlement provisions. See further discussion below regarding the accounting for these derivative instruments.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of December 31, 2024 is 10 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of December 31, 2024 is 9,603,850 MMBtu for Entergy and Entergy Mississippi.  As of December 31, 2024, Entergy Louisiana and Entergy New Orleans had no outstanding natural gas swaps or options. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2024, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2024 through May 31, 2025. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of December 31, 2024 is 59,318 GWh for Entergy, including 13,991 GWh for Entergy Arkansas, 24,896 GWh for Entergy Louisiana, 9,297 GWh for Entergy Mississippi, 2,460 GWh for Entergy New Orleans, and 8,579 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations business is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of December 31, 2024 and 2023. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2024 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of December 31, 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of December 31, 2024 and 2023 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2024
Assets:
Natural gas swaps and options	Prepayments and other	$2	$—	$2

Financial transmission rights	Prepayments and other	$21	($1)	$20

Liabilities:
Financial transmission rights	Other current liabilities	($—)	$1	$1

2023
Assets:
Financial transmission rights	Prepayments and other	$21	$—	$21

Liabilities:
Natural gas swaps and options	Other current liabilities	$11	$—	$11

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $2 million as of December 31, 2024 and December 31, 2023

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2024, 2023, and 2022 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2024
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8)
Financial transmission rights	Purchased power expense	(b)	$164

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($54)
Financial transmission rights	Purchased power expense	(b)	$124

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$74
Financial transmission rights	Purchased power expense	(b)	$176

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of December 31, 2024 and 2023 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2024
Assets:
Natural gas swaps	Prepayments and other	$1.6	$—	$1.6	Entergy Mississippi

Financial transmission rights	Prepayments and other	$8.6	($0.1)	$8.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.7	($0.1)	$8.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.0	($0.1)	$1.9	Entergy Texas

Liabilities:
Financial transmission rights	Other current liabilities	($0.4)	$0.9	$0.5	Entergy Mississippi

2023
Assets:
Financial transmission rights	Prepayments and other	$6.0	$—	$6.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$9.8	$—	$9.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.4	$—	$1.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	$—	$1.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.7	($0.3)	$2.4	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$0.4	$—	$0.4	Entergy Louisiana
Natural gas swaps	Other current liabilities	$10.1	$—	$10.1	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.6	$—	$0.6	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $0.5 million for Entergy Arkansas, $0.1 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.3 million for Entergy Texas as of December 31, 2024 and in the amount of $1.2 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, $0.3 million for Entergy Mississippi, and $0.1 million for Entergy Texas as of December 31, 2023

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the years ended December 31, 2024, 2023, and 2022 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement	Registrant
			(In Millions)
2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$7.0	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$0.5	Entergy New Orleans

Financial transmission rights	Purchased power expense	(b)	$59.8	Entergy Arkansas
Financial transmission rights	Purchased power expense	(b)	$71.7	Entergy Louisiana
Financial transmission rights	Purchased power expense	(b)	$7.5	Entergy Mississippi
Financial transmission rights	Purchased power expense	(b)	$6.9	Entergy New Orleans
Financial transmission rights	Purchased power expense	(b)	$17.8	Entergy Texas

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8.4)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($42.9)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3.0)	Entergy New Orleans

Financial transmission rights	Purchased power expense	(b)	$25.8	Entergy Arkansas
Financial transmission rights	Purchased power expense	(b)	$60.4	Entergy Louisiana
Financial transmission rights	Purchased power expense	(b)	$13.7	Entergy Mississippi
Financial transmission rights	Purchased power expense	(b)	$6.4	Entergy New Orleans
Financial transmission rights	Purchased power expense	(b)	$17.3	Entergy Texas

2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$21.4	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$53.6	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1.2)	Entergy New Orleans

Financial transmission rights	Purchased power expense	(b)	$106.5	Entergy Arkansas
Financial transmission rights	Purchased power expense	(b)	$48.5	Entergy Louisiana
Financial transmission rights	Purchased power expense	(b)	$10.4	Entergy Mississippi
Financial transmission rights	Purchased power expense	(b)	$3.7	Entergy New Orleans
Financial transmission rights	Purchased power expense	(b)	$6.3	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$811	$—	$—	$811
Decommissioning trust funds (a):
Equity securities	30	—	—	30
Debt securities	848	1,199	—	2,047
Common trusts (b)				3,486
Securitization recovery trust account	4	—	—	4
Storm reserve escrow accounts	340	—	—	340
Natural gas swaps and options	2	—	—	2
Financial transmission rights	—	—	20	20
	$2,035	$1,199	$20	$6,740
Liabilities:
Financial transmission rights	$—	$—	$1	$1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$61	$—	$—	$61
Decommissioning trust funds (a):
Equity securities	24	—	—	24
Debt securities	611	1,159	—	1,770
Common trusts (b)				3,070
Securitization recovery trust account	8	—	—	8
Storm reserve escrow accounts	323	—	—	323
Financial transmission rights	—	—	21	21
	$1,027	$1,159	$21	$5,277
Liabilities:
Natural gas swaps and options	$11	$—	$—	$11

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(In Millions)
Balance as of January 1,	$21	$19	$4
Issuances of financial transmission rights	53	42	16
Gains included as a regulatory liability/asset	110	84	175
Settlements	(164)	(124)	(176)
Balance as of December 31,	$20	$21	$19

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

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2024 and December 31,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	259.9	319.1	—	579.0
Common trusts (b)				1,012.5
Financial transmission rights	—	—	8.5	8.5
	$276.2	$319.1	$8.5	$1,616.3

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.1	$—	$—	$3.1
Decommissioning trust funds (a):
Equity securities	6.4	—	—	6.4
Debt securities	129.9	367.0	—	496.9
Common trusts (b)				910.7
Financial transmission rights	—	—	6.0	6.0
	$139.4	$367.0	$6.0	$1,423.1

Entergy Louisiana

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$326.8	$—	$—	$326.8
Decommissioning trust funds (a):
Equity securities	14.5	—	—	14.5
Debt securities	326.0	582.1	—	908.1
Common trusts (b)				1,506.5
Storm reserve escrow account	256.7	—	—	256.7
Financial transmission rights	—	—	8.6	8.6
	$924.0	$582.1	$8.6	$3,021.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.5	$—	$—	$0.5
Decommissioning trust funds (a):
Equity securities	14.6	—	—	14.6
Debt securities	271.7	516.4	—	788.1
Common trusts (b)				1,304.7
Storm reserve escrow account	243.8	—	—	243.8
Financial transmission rights	—	—	9.8	9.8
	$530.6	$516.4	$9.8	$2,361.5

Liabilities:
Natural gas swaps and options	$0.4	$—	$—	$0.4

Entergy Mississippi

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$155.5	$—	$—	$155.5
Natural gas swaps	1.6	—	—	1.6
	$157.1	$—	$—	$157.1

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.6	$—	$—	$6.6
Storm reserve escrow account	0.7	—	—	0.7
Financial transmission rights	—	—	1.4	1.4
	$7.3	$—	$1.4	$8.7

Liabilities:
Natural gas swaps	$10.1	$—	$—	$10.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.4	$—	$—	$31.4
Securitization recovery trust account	1.6	—	—	1.6
Storm reserve escrow account	83.7	—	—	83.7
Financial transmission rights	—	—	1.3	1.3
	$116.7	$—	$1.3	$118.0

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$2.4	$—	$—	$2.4
Storm reserve escrow account	78.7	—	—	78.7
Financial transmission rights	—	—	1.1	1.1
	$81.1	$—	$1.1	$82.2

Liabilities:
Natural gas swaps	$0.6	$—	$—	$0.6

Entergy Texas

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$184.7	$—	$—	$184.7
Securitization recovery trust account	2.7	—	—	2.7
Financial transmission rights	—	—	1.9	1.9
	$187.4	$—	$1.9	$189.3

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$20.5	$—	$—	$20.5
Securitization recovery trust account	5.2	—	—	5.2
Financial transmission rights	—	—	2.4	2.4
	$25.7	$—	$2.4	$28.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.5	$—	$—	$28.5
Decommissioning trust funds (a):
Equity securities	2.4	—	—	2.4
Debt securities	262.4	297.4	—	559.8
Common trusts (b)				966.9
	$293.3	$297.4	$—	$1,557.6

2023	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.7	$—	$—	$2.7
Debt securities	209.5	275.7	—	485.2
Common trusts (b)				854.4
	$212.2	$275.7	$—	$1,342.3

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the year ended December 31, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2024	$6.0	$9.8	$1.4	$1.1	$2.4
Issuances of financial transmission rights	17.6	21.6	3.9	2.8	7.3
Gains included as a regulatory liability/asset	44.7	48.9	1.7	4.3	10.0
Settlements	(59.8)	(71.7)	(7.5)	(6.9)	(17.8)
Balance as of December 31, 2024	$8.5	$8.6	($0.5)	$1.3	$1.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the year ended December 31, 2023.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2023	$10.3	$7.3	$0.6	$0.8	$0.1
Issuances of financial transmission rights	20.6	18.1	1.3	1.4	0.2
Gains included as a regulatory liability/asset	0.9	44.8	13.2	5.3	19.4
Settlements	(25.8)	(60.4)	(13.7)	(6.4)	(17.3)
Balance as of December 31, 2023	$6.0	$9.8	$1.4	$1.1	$2.4

NOTE 16.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires certain of the Utility operating companies and System Energy to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1 and 2, River Bend, Waterford 3, and Grand Gulf. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

Entergy records decommissioning trust funds on the balance sheet at their fair value. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, for unrealized gains/(losses) on investment securities, the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other long-term liabilities on the consolidated balance sheets of Entergy and Entergy Louisiana for the unrealized trust earnings not currently expected to be needed to decommission the plant. Decommissioning trust funds for the nuclear plants previously owned by Entergy’s non-utility operations, all of which have been sold as of June 2022, did not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds for these plants were recognized in earnings with no offsetting regulatory liability/asset amount. Unrealized gains/(losses) recorded on the available-for-sale debt securities in the trust funds were recognized in the accumulated other comprehensive income component of shareholders’ equity. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

As discussed in Note 14 to the financial statements, in June 2022, Entergy completed the sale of Palisades to Holtec. As part of the transaction, Entergy transferred the Palisades decommissioning trust fund to Holtec. The disposition-date fair value of the decommissioning trust fund was approximately $552 million.

The unrealized gains/(losses) recognized during the year ended December 31, 2024 on equity securities still held as of December 31, 2024 were $616 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The available-for-sale debt securities held as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
	(In Millions)
Fair value	$2,047	$1,770
Unrealized gains	$7	$19
Unrealized losses	$80	$134

As of December 31, 2024 and 2023, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,121 million as of December 31, 2024 and $1,885 million as of December 31, 2023.  As of December 31, 2024, available-for-sale debt securities had an average coupon rate of approximately 4.04%, an average duration of approximately 6.35 years, and an average maturity of approximately 11.05 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,102	$24	$134	$6
More than 12 months	510	56	999	128
Total	$1,612	$80	$1,133	$134

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$36	$82
1 year - 5 years	574	517
5 years - 10 years	629	504
10 years - 15 years	166	121
15 years - 20 years	218	179
20 years+	424	367
Total	$2,047	$1,770

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(In Millions)
Proceeds from disposition of securities	$1,258	$661	$889
Realized gains	$5	$1	$2
Realized losses	$89	$37	$46

During the years ended December 31, 2024 and 2023, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings. During the year ended

Entergy Corporation and Subsidiaries
Notes to Financial Statements

December 31, 2022, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
	(In Millions)
Fair value	$579.0	$496.9
Unrealized gains	$1.2	$2.4
Unrealized losses	$25.8	$53.6

The amortized cost of available-for-sale debt securities was $603.5 million as of December 31, 2024 and $548.1 million as of December 31, 2023.  As of December 31, 2024, the available-for-sale debt securities had an average coupon rate of approximately 3.72%, an average duration of approximately 6.31 years, and an average maturity of approximately 8.66 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2024 on equity securities still held as of December 31, 2024 were $177 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$282.8	$8.2	$22.5	$0.4
More than 12 months	195.0	17.6	403.4	53.2
Total	$477.8	$25.8	$425.9	$53.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$31.7	$45.3
1 year - 5 years	142.5	132.2
5 years - 10 years	231.0	205.7
10 years - 15 years	62.2	39.9
15 years - 20 years	62.8	49.6
20 years+	48.8	24.2
Total	$579.0	$496.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(In Millions)
Proceeds from disposition of securities	$210.6	$28.5	$42.1
Realized gains	$0.1	$0.1	$0.1
Realized losses	$35.8	$2.0	$2.6

During the years ended December 31, 2024, 2023, and 2022, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
	(In Millions)
Fair value	$908.1	$788.1
Unrealized gains	$3.6	$11.7
Unrealized losses	$26.9	$37.4

The amortized cost of available-for-sale debt securities was $931.5 million as of December 31, 2024 and $813.9 million as of December 31, 2023.  As of December 31, 2024, the available-for-sale debt securities had an average coupon rate of approximately 4.32%, an average duration of approximately 6.50 years, and an average maturity of approximately 12.97 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2024 on equity securities still held as of December 31, 2024 were $277.8 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$543.8	$8.8	$69.8	$0.9
More than 12 months	178.4	18.1	356.1	36.5
Total	$722.2	$26.9	$425.9	$37.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$4.4	$31.4
1 year - 5 years	188.2	181.6
5 years - 10 years	259.4	170.0
10 years - 15 years	80.9	70.2
15 years - 20 years	106.1	90.2
20 years+	269.1	244.7
Total	$908.1	$788.1

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(In Millions)
Proceeds from disposition of securities	$547.8	$318.6	$362.2
Realized gains	$1.3	$0.5	$1.3
Realized losses	$25.8	$20.9	$23.0

During the years ended December 31, 2024, 2023, and 2022, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
	(In Millions)
Fair value	$559.8	$485.2
Unrealized gains	$1.9	$4.5
Unrealized losses	$27.6	$42.5

The amortized cost of available-for-sale debt securities was $585.5 million as of December 31, 2024 and $523.2 million as of December 31, 2023.  As of December 31, 2024, the available-for-sale debt securities had an average coupon rate of approximately 3.94%, an average duration of approximately 6.13 years, and an average maturity of approximately 10.44 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2024 on equity securities still held as of December 31, 2024 were $161.1 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$275.6	$6.8	$42.1	$4.5
More than 12 months	136.8	20.8	239.1	38.0
Total	$412.4	$27.6	$281.2	$42.5

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Millions)
Less than 1 year	$0.2	$5.3
1 year - 5 years	243.7	203.4
5 years - 10 years	138.9	128.6
10 years - 15 years	22.7	10.7
15 years - 20 years	49.4	38.8
20 years+	104.9	98.4
Total	$559.8	$485.2

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(In Millions)
Proceeds from disposition of securities	$500.1	$314.3	$209.4
Realized gains	$3.1	$0.6	$0.2
Realized losses	$28.0	$14.2	$10.7

During the years ended December 31, 2024, 2023, and 2022, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, and System Energy consolidate the respective companies from which they lease nuclear fuel, usually in a sale and leaseback transaction. This is because Entergy directs the nuclear fuel companies with respect to nuclear fuel purchases, assists the nuclear fuel companies in obtaining financing, and, if financing cannot be arranged, the lessee (Entergy Arkansas, Entergy Louisiana, or System Energy) is required to pay advance rent (Entergy Arkansas VIE, Entergy Louisiana Waterford VIE, and System Energy VIE) or special payments (Entergy Louisiana River Bend VIE) to allow the nuclear fuel company (the VIE) to meet its obligations. During the term of the arrangements, none of the Entergy operating companies have been required to provide financial support apart from their scheduled lease payments. See Note 4 to the financial statements for details of the nuclear fuel companies’ credit facilities and commercial paper borrowings and long-term debt that are reported by Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy. These amounts also represent Entergy’s and the respective Registrant Subsidiary’s maximum exposure to losses associated with their respective interests in the nuclear fuel companies.

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

Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy New Orleans, is a VIE and Entergy New Orleans is the primary beneficiary. In July 2015, Entergy New Orleans Storm Recovery Funding issued storm cost recovery bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs, including carrying costs, the costs of funding and replenishing the storm recovery reserve, and up-front financing costs associated with the securitization. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. Although the principal amount was not due until June 2027, Entergy New Orleans Storm Recovery Funding made a principal payment on the bonds in 2024, after which the bonds were fully repaid. See Note 5 to the financial statements for additional details regarding the securitization bonds.

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. The storm trust I was established as part of the May 2022 Act 293 securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Entergy Louisiana is the primary beneficiary of the storm trust I because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust I. As of December 31, 2024 and 2023, the primary asset held by the storm trust I was $2.9 billion and $3.0 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The storm trust I’s investment in affiliate preferred membership interests was purchased with the net bond proceeds of the securitization bonds issued by the LCDA. After the securitization bonds were issued, the LCDA loaned the net bond proceeds to the LURC, and pursuant to Act 293, the LURC contributed the net bond proceeds to the storm trust I. The holders of the securitization bonds do not have recourse to the assets or revenues

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of the trust or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $28.8 million and $30.5 million as of December 31, 2024 and 2023, respectively. See Note 2 to the financial statements for additional discussion of the securitization bonds and the preferred membership interests.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. The storm trust II was established as part of the March 2023 Act 293 securitization of Entergy Louisiana’s Hurricane Ida restoration costs, less Hurricane Ida amounts previously financed in May 2022 in a prior securitization transaction. Entergy Louisiana is the primary beneficiary of the storm trust II because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust II. As of December 31, 2024 and 2023, the primary asset held by the storm trust II was $1.4 billion and $1.5 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The storm trust II’s investment in affiliate preferred membership interests was purchased with the net bond proceeds of the securitization bonds issued by the LCDA. After the securitization bonds were issued, the LCDA loaned the net bond proceeds to the LURC, and pursuant to Act 293, the LURC contributed the net bond proceeds to the storm trust II. The holders of the securitization bonds do not have recourse to the assets or revenues of the storm trust II or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $13.9 million and $14.6 million as of December 31, 2024 and 2023, respectively. See Note 2 to the financial statements for additional discussion of the securitization bonds and the preferred membership interests.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant.  System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements. System Energy made payments under this arrangement, including interest, of $17.2 million in 2024, 2023, and 2022.  The lessor is a bank acting in the capacity of owner trustee for the benefit of equity investors in the transaction pursuant to trust agreement entered solely for the purpose of facilitating the lease transaction.  It is possible that System Energy may be considered as the primary beneficiary of the lessor, but it is unable to apply the authoritative accounting guidance with respect to this VIE because the lessor is not required to, and could not, provide the necessary financial information to consolidate the lessor.  Because System Energy accounts for this leasing arrangement as a capital financing, however, System Energy believes that consolidating the lessor would not materially affect the financial statements.  In the event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  System Energy believes, however, that the obligations recorded on the balance sheet materially represent its potential exposure to loss.

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. AR Searcy Partnership, LLC, was formed to acquire and own the Searcy Solar facility. The entity is a VIE because the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kick out rights. Entergy Arkansas is the primary beneficiary of the partnership because, as the managing member, it has the right to direct the operations and receive a majority of the operating income of the partnership. See Note 1 to the financial statements for discussion of the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC. As of December 31, 2024, AR Searcy Partnership, LLC recorded assets equal to $129.7 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.2 million. As of December 31, 2023, AR Searcy Partnership, LLC recorded assets equal to $134 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements

ownership interest in the partnership was approximately $111.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC, is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements for additional discussion on the establishment of MS Sunflower Partnership, LLC and the acquisition of the Sunflower Solar facility. The entity is a VIE because the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kick out rights. Entergy Mississippi is the primary beneficiary of the partnership because, as the managing member, it has the right to direct the operations and receive a majority of the operating income of the partnership. See Note 1 to the financial statements for discussion of the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Mississippi’s investment in MS Sunflower Partnership, LLC. As of December 31, 2024, MS Sunflower Partnership, LLC recorded assets equal to $157.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $132.7 million. As of December 31, 2023, MS Sunflower Partnership, LLC recorded assets equal to $163.2 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $128.4 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

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

As described in Note 19 to the financial statements, all of System Energy’s operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.
Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2024	$111.8	$312.8	$1.0	$—	$—	$583.3
2023	$125.2	$317.6	$1.0	$—	$0.7	$588.4
2022	$127.5	$354.0	$1.0	$—	$18.9	$658.8

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2024	$540.6	$649.3	$339.6	$293.9	$319.4	$166.6
2023	$585.8	$719.8	$345.2	$302.5	$316.8	$179.0
2022	$617.4	$770.2	$356.1	$341.7	$321.4	$215.0

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2024	$2.2	$315.4	$0.4	$0.2	$2.7	$0.8
2023	$0.7	$303.2	$0.2	$1.0	$1.8	$0.6
2022	$0.1	$186.1	$0.1	$0.1	$0.3	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers. Entergy’s total revenues for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Thousands)
Utility:
Residential	$4,509,553	$4,552,804	$4,640,039
Commercial	2,952,398	2,997,888	3,087,675
Industrial	3,197,835	3,170,090	3,716,058
Governmental	268,222	270,640	286,605
Total billed retail	10,928,008	10,991,422	11,730,377

Sales for resale (a)	278,700	366,348	858,743
Other electric revenues (b)	360,949	352,056	481,256
Revenues from contracts with customers	11,567,657	11,709,826	13,070,376
Other Utility revenues (c)	60,075	132,628	116,469
Electric revenues	11,627,732	11,842,454	13,186,845

Natural gas revenues	178,070	180,490	233,920

Other revenues (d)	73,851	124,468	343,472

Total operating revenues	$11,879,653	$12,147,412	$13,764,237

The Utility operating companies’ total revenues for the year ended December 31, 2024 were as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$999,641	$1,554,400	$724,601	$308,757	$922,154
Commercial	571,574	1,100,309	577,484	229,648	473,383
Industrial	632,144	1,781,615	195,194	29,821	559,061
Governmental	18,622	85,537	56,420	79,060	28,583
Total billed retail	2,221,981	4,521,861	1,553,699	647,286	1,983,181
Sales for resale (a)	169,409	335,375	128,781	48,042	17,174
Other electric revenues (b)	53,492	187,097	72,237	6,782	46,710
Revenues from contracts with customers	2,444,882	5,044,333	1,754,717	702,110	2,047,065
Other revenues (c)	15,299	23,825	9,876	6,244	3,085
Electric revenues	2,460,181	5,068,158	1,764,593	708,354	2,050,150
Natural gas revenues	—	75,860	—	102,210	—
Total operating revenues	$2,460,181	$5,144,018	$1,764,593	$810,564	$2,050,150

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Utility operating companies’ total revenues for the year ended December 31, 2023 were as follows:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$996,760	$1,576,129	$748,428	$317,188	$914,299
Commercial	584,304	1,104,509	604,343	235,193	469,539
Industrial	635,472	1,720,298	217,916	31,831	564,573
Governmental	20,409	83,736	60,477	77,152	28,866
Total billed retail	2,236,945	4,484,672	1,631,164	661,364	1,977,277
Sales for resale (a)	269,648	357,900	104,058	63,360	10,497
Other electric revenues (b)	121,425	151,252	49,752	(992)	35,988
Revenues from contracts with customers	2,628,018	4,993,824	1,784,974	723,732	2,023,762
Other revenues (c)	18,378	79,415	17,559	14,242	4,824
Electric revenues	2,646,396	5,073,239	1,802,533	737,974	2,028,586
Natural gas revenues	—	74,531	—	105,959	—
Total operating revenues	$2,646,396	$5,147,770	$1,802,533	$843,933	$2,028,586

The Utility operating companies’ total revenues for the year ended December 31, 2022 were as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$946,719	$1,775,552	$651,455	$335,471	$930,842
Commercial	530,512	1,274,665	508,996	256,963	516,539
Industrial	559,147	2,275,978	182,270	36,970	661,693
Governmental	20,186	94,910	52,861	87,514	31,134
Total billed retail	2,056,564	5,421,105	1,395,582	716,918	2,140,208
Sales for resale (a)	443,685	555,640	167,867	120,851	66,782
Other electric revenues (b)	159,178	204,878	51,554	13,637	57,379
Revenues from contracts with customers	2,659,427	6,181,623	1,615,003	851,406	2,264,369
Other revenues (c)	13,767	65,310	9,231	3,842	24,536
Electric revenues	2,673,194	6,246,933	1,624,234	855,248	2,288,905
Natural gas revenues	—	91,835	—	142,085	—
Total operating revenues	$2,673,194	$6,338,768	$1,624,234	$997,333	$2,288,905

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

To the extent that deliveries have occurred, but a bill has not been issued, Entergy’s Utility operating companies record an estimate for energy delivered since the latest billings. The Utility operating companies calculate the estimate based upon several factors including actual metered customer usage, billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and market prices of power in the respective jurisdiction. The inputs are revised as needed to approximate actual usage and cost. Each month, estimated unbilled amounts are recorded as unbilled revenue and accounts receivable, and the prior month’s estimate is reversed. Price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the other.

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

System Energy’s only source of revenue is the sale of electric power and capacity generated from its 90% interest in the Grand Gulf nuclear plant to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy issues monthly bills to its affiliated customers equal to its actual operating costs plus a return on common equity approved by the FERC. Effective January 1, 2025, Entergy Louisiana has divested all of its 14% share of capacity and energy from Grand Gulf and all of the capacity and energy from Grand Gulf that it purchases from Entergy Arkansas (approximately 2.43%) to Entergy Mississippi. This divestiture is being effectuated initially under a designated PPA between Entergy Louisiana and Entergy Mississippi, which was accepted by the FERC in November 2024. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. See Note 8 to the financial statements for further discussion of System Energy and the Unit Power Sales Agreement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Natural Gas

Entergy Louisiana and Entergy New Orleans also distribute natural gas to retail customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. Gas transferred to customers is measured by a meter at the customer’s property. Entergy issues monthly invoices to customers at rates approved by regulators for the volume of gas transferred to date. See “Held for Sale - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of default on its accounts receivables. The following table sets forth a reconciliation of changes in the allowance for doubtful accounts for the years ended December 31, 2024 and 2023.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	38.7	9.4	13.9	7.3	3.4	4.7
Write-offs	(83.1)	(20.6)	(31.3)	(10.4)	(10.7)	(10.1)
Recoveries	39.4	11.9	15.9	3.9	3.2	4.5
Balance as of December 31, 2023	$25.9	$7.2	$6.1	$3.3	$7.8	$1.5
Provisions	32.0	7.0	10.0	4.8	4.6	5.6
Write-offs	(71.2)	(17.5)	(23.3)	(11.5)	(10.4)	(8.5)
Recoveries	31.2	8.0	10.2	5.6	4.7	2.7
Balance as of December 31, 2024	$17.9	$4.7	$3.0	$2.2	$6.7	$1.3
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
•Entergy’s business could experience adverse effects related to changes to state or federal legislation or regulation, including increased tariffs, as well as changes to governmental policies and programs, including tax credits, loans, grants, guarantees, and other subsidies, or experience risks associated with participation in the MISO markets and allocation of transmission upgrade costs.
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
◦the risk that the decommissioning trust fund assets may not be adequate to meet decommissioning obligations if market performance and other changes decrease the value of assets in the decommissioning trusts and/or actual decommissioning costs are higher than estimated; and
◦new or existing safety concerns regarding operating nuclear power plants and nuclear fuel.

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
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to execute on their growth strategies and to complete strategic transactions, is subject to significant risks, and, as a result, they may be unable to achieve some or all of the anticipated results of such strategies.
•The success of certain Utility operating companies’ investments in new generation and transmission assets to support large-scale data centers depends on a limited number of customers, the continued demand for electricity to power data centers and the successful completion of the associated generation and transmission projects. Any reduction in the demand for electricity to power data centers or delays or unexpected costs associated with such projects may harm the growth prospects, future operating results and financial condition of Entergy and these Utility operating companies.
•Entergy may not be able to attract, retain, and manage an appropriately staffed and qualified workforce, which could negatively affect Entergy or its subsidiaries’ results of operations.
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
•Market performance, interest rate changes, and other changes may decrease the value of employee benefit plan assets, which then could require additional funding of such benefit plans and result in increased benefit plan costs.
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
•System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on sales to affiliated companies for all of its revenues. Certain contractual arrangements relating to System Energy, the affiliated companies, and these revenues are the subject of ongoing and potential future litigation and regulatory proceedings.
•As a holding company, Entergy Corporation depends on cash distributions from its subsidiaries to meet its debt service and other financial obligations and to pay dividends on its common stock, and has provided, and may continue to provide, capital contributions or debt financing to its subsidiaries, which would reduce the funds available to meet its other financial obligations.
•The hazardous activities associated with power generation and delivery could adversely impact our results of operations and financial condition.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail distribution operations.  Entergy owns and operates power plants with approximately 25,000 MW of electric generating capacity. Entergy delivers electricity to approximately 3 million Utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $11.9 billion in 2024 and had approximately 12,000 employees as of December 31, 2024.

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana. See “Held for Sale - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses. Entergy completed its multi-year strategy to exit the merchant nuclear power business in 2022. See Note 13 to the financial statements for discussion of and financial information regarding Entergy’s business segments.

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

Utility

The Utility segment includes five retail electric utility subsidiaries: Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute, and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. See “Held for Sale - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses. Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  Effective January 1, 2025, Entergy Louisiana divested all of its 14% share of capacity and energy from Grand Gulf and all of the capacity and energy from Grand Gulf that it purchases from Entergy Arkansas (approximately 2.43%) to Entergy Mississippi. This divestiture is being effectuated initially under a designated PPA between Entergy Louisiana and Entergy Mississippi, effective as of January 1, 2025. The five retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The Utility has a diverse power generation portfolio, including increasingly carbon-free energy sources, which is consistent with Entergy’s strong support for the environment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2024, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	735	24
Entergy Louisiana	Portions of Louisiana	1,110	37	96	47
Entergy Mississippi	Portions of Mississippi	459	15
Entergy New Orleans	City of New Orleans	209	7	108	53
Entergy Texas	Portions of Texas	524	17
Total		3,037	100	204	100

Electric and Natural Gas Energy Sales

Electric Energy Sales

The total electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On August 6, 2024, Entergy reached a 2024 peak demand of 22,697 MWh, compared to the 2023 peak of 23,319 MWh recorded on August 23, 2023.  Selected electric energy sales data for 2024 is shown in the table below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(GWh)
Sales to retail customers	23,605	60,703	12,744	5,597	21,202	—	123,851
Sales for resale:
Affiliates	2,039	5,808	—	—	—	9,586	—
Others	4,058	1,574	5,568	2,123	687	—	14,010
Total	29,702	68,085	18,312	7,720	21,889	9,586	137,861
Average use per residential customer (kWh)	12,549	14,602	14,167	12,457	14,276	—	13,844

(a)Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2024 combined electric sales volume as a percentage of total electric sales volume, and 2024 combined electric revenues as a percentage of total 2024 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	26.1	38.8
Commercial	20.5	25.4
Industrial (a)	41.4	27.5
Governmental	1.8	2.3
Wholesale/Other	10.2	6.0

(a)Major industrial customers are primarily in the petroleum refining and chemical industries.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Natural Gas Energy Sales

Entergy New Orleans and Entergy Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Louisiana sold 8,872,535 Mcf and 6,816,140 Mcf, respectively, of natural gas to retail customers in 2024.  In 2024, 99% of Entergy Louisiana’s operating revenue was derived from the electric utility business and only 1% from the natural gas distribution business.  For Entergy New Orleans, 87% of operating revenue was derived from the electric utility business and 13% from the natural gas distribution business in 2024.

Following is data concerning Entergy New Orleans’s 2024 retail operating revenue sources:

Customer Class	% of Electric Operating Revenue	% of Natural Gas Operating Revenue
Residential	48	56
Commercial	35	26
Industrial	5	5
Governmental/Municipal	12	13

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

	Rate base (in billions)	Current authorized return on common equity	Weighted-average cost of capital (after-tax)	Equity ratio	Regulatory construct
Entergy Arkansas	$11.3 (a)	9.15% - 10.15%	5.58%	37.9% (b)	- forward test year formula rate plan - riders: fuel and purchased power, MISO, capacity, Grand Gulf, energy efficiency
Entergy Louisiana (electric)	$16.4 (c)	9.3% - 10.1%	6.81%	50.81%	- formula rate plan through 2023 test year - riders: fuel, capacity, MISO, transmission, distribution, resilience plan
Entergy Louisiana (gas)	$0.16 (d)	9.3% - 10.3%	7.08%	54.35%	- gas rate stabilization plan - rider: gas infrastructure
Entergy Mississippi	$4.5 (e)	9.91% - 11.92%	7.52%	49.67%	- formula rate plan with forward-looking features
 - riders: fuel, Grand Gulf, MISO, unit power cost, storm damage mitigation and restoration, ad valorem tax adjustment, grid modernization, restructuring credit, power management

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

	Rate base (in billions)	Current authorized return on common equity	Weighted-average cost of capital (after-tax)	Equity ratio	Regulatory construct
Entergy New Orleans (electric)	$1.3 (f)	8.85% - 9.85%	7.28%	55% (g)	- formula rate plan with forward-looking features - riders: fuel and purchased power, MISO, energy efficiency, environmental, capacity costs
Entergy New Orleans (gas)	$0.2 (f)	8.85% - 9.85%	7.28%	55% (g)	- formula rate plan with forward-looking features - rider: purchased gas
Entergy Texas	$4.4 (h)	9.57%	6.61%	51.2%	- historical test year rate case and interim rate base riders (distribution, transmission, and generation cost recovery riders)
 - riders: fuel, capacity, cost recovery riders (distribution, transmission, and generation), rate case expenses, and advanced metering infrastructure surcharge, among others

System Energy	$1.83 (i)	9.65%	7.41%	52.0%	- monthly cost of service

(a)Based on 2025 test year.
(b)Based on $2.0 billion in accumulated deferred income taxes at a 0% cost rate included in the weighted-average cost of capital calculation.
(c)Based on December 31, 2023 test year and excludes approximately $100 million of transmission plant investment included in the transmission recovery mechanism and approximately $300 million of distribution plant investment included in the distribution recovery mechanism, as well as approximately $400 million of net accumulated deferred tax liability items included in the tax adjustment mechanism.
(d)Based on September 30, 2023 test year.
(e)Based on 2024 forward test year.
(f)Based on December 31, 2023 test year and known and measurables through December 31, 2024.
(g)In October 2023 the City Council approved a three-year extension of Entergy New Orleans’s formula rate plan, modified to reflect a 55% equity ratio for rate setting purposes.
(h)Based on December 31, 2021 test year and excludes $0.5 billion in cost recovery riders.
(i)Based on calculation as of December 31, 2024 for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. Effective July 2022, Entergy Mississippi’s bills from System Energy reflect a rate base reduction for the advance collection of sale-leaseback rental costs, resulting in a calculation of $1.82 billion as of December 31, 2024. See Note 2 to the financial statements for discussion of the System Energy settlement agreements.

Entergy Arkansas

Formula Rate Plan

Between base rate cases, Entergy Arkansas is able to adjust base rates annually, subject to certain caps, through formula rate plans that utilize a forward test year. Entergy Arkansas is subject to a maximum rate change of 4% of the filing year total retail revenue. In addition, Entergy Arkansas is subject to a true-up of projection to actuals netted with future projection. In response to Entergy Arkansas’s application for a general change in rates in

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

2015, the APSC approved the formula rate plan tariff proposed by Entergy Arkansas including its use of a projected year test period and an initial five-year term. The initial five-year term expired in 2021. As granted by Arkansas law, Entergy Arkansas obtained APSC approval of the extension of the formula rate plan tariff for an additional five-year term, through 2026. As part of the settlement of the 2023 formula rate plan proceeding, Entergy Arkansas agreed to file its next base rate case no later than February 2026. As part of Entergy Arkansas’s base rate case in 2026, Entergy Arkansas may include a request for continued regulation under a formula rate review mechanism.

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

Other

In June 2022 the APSC approved Entergy Arkansas’s compliance tariff filing for a proposed green tariff designed to help participating customers meet their renewable and sustainability goals and to enhance economic development efforts in Arkansas. The APSC has approved offerings of 280 MW of solar capacity to be made available under this tariff.

In June 2023 the APSC approved Entergy Arkansas’s Go ZERO tariff, which provides participating industrial and commercial customers the opportunity to choose from a number of clean energy options to help them achieve their sustainability goals. The APSC has approved offerings of 240 MW to be made available under this tariff.

Entergy Louisiana

Formula Rate Plan

Entergy Louisiana historically sets electric base rates annually through a formula rate plan using a historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. In 2021 the LPSC approved a settlement extending the formula rate plan for test years 2020, 2021, and 2022. Certain modifications were made in that extension, including a decrease to the allowed return on equity, narrowing of the earnings “dead band” around the mid-point allowed return on equity, elimination of sharing above and below the earnings “dead band,” and the addition of a distribution cost recovery mechanism. The formula rate plan continues to include exceptions from the rate cap and sharing requirements for certain large capital investment projects, including acquisition or construction of generating facilities and purchase power agreements approved by the LPSC, certain transmission investments, and certain distribution investments, among other items. In August

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

2024 the LPSC approved a settlement further extending the formula rate plan for test years 2023, 2024, and 2025. Certain modifications were made in that extension, including expansion of the tax adjustment mechanism (formerly the tax reform adjustment mechanism), a more streamlined and defined process for resolving formula rate plan test years, a narrowed “earnings” dead band, removal of certain legacy provisions that pre-dated the business combination, and the addition of a dedicated cost recovery mechanism for renewable resources.

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

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Louisiana historically hedged approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity was reviewed on an annual basis. In November 2018, Entergy Louisiana received approval from the LPSC to suspend these seasonal hedging programs and implement financial hedges with terms up to five years for a portion of its natural gas exposure. In May 2024, following the conclusion of its five-year hedging program, Entergy Louisiana filed an application with the LPSC for a permanent hedging program. The permanent gas hedging program would also utilize financial hedges for a portion of Entergy Louisiana’s non-industrial natural gas exposure. In February 2025, Entergy Louisiana filed a motion to suspend the procedural schedule, with a status conference requested for May 2025.

Entergy Louisiana’s gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

Retail Rates - Gas

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014, Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of the upper end of the earnings band as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20% annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding 10%; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider commenced with bills rendered on and after the first billing cycle of April 2015. In April 2022, Entergy Louisiana submitted for consideration a proposal to extend the infrastructure rider to address replacement of an additional 187 miles of pipe. In December 2022, Entergy Louisiana and the LPSC staff submitted an uncontested settlement that extends the rider for an additional ten years beginning after the end of the current term of the rider in 2025. The extension is subject to the same customer safeguards and conditions as the original term of the rider. The extension

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy allows for recovery of approximately $95 million over ten years. In February 2023 the uncontested settlement was approved by the LPSC.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Louisiana’s filings to recover storm-related costs.

LPSC Customer-Centered Options Rulemaking

In December 2019, an LPSC commissioner issued an unopposed directive to the LPSC staff to research customer-centered options for all customer classes, as well as other regulatory environments and recommend a plan for how to ensure customers are the focus. Since 2020, the LPSC staff has issued several requests for information on proposed scope and information related to retail open access, and interested parties filed responses to the requests.

In June 2024 the LPSC staff issued its Final Phase 1 Report setting forth a recommendation on sleeved PPAs, including many features similar to utility green tariffs previously approved by the LPSC, and adopting numerous limits and safeguards that had been proposed in comments by LPSC-jurisdictional utilities. The Final Phase 1 Report also addressed various new reporting requirements for all LPSC-jurisdictional utilities, including reliability metrics, customer counts, customers receiving federal Low-Income Home Energy Assistance Program aid, utility authorized and earned returns on equity, and other items. The report also recommended that the LPSC adopt requirements that, with each rate filing, a utility report certain information regarding bill impacts and similar matters. In June 2024 the LPSC voted unanimously to approve the LPSC staff’s Final Phase 1 Report and proposal, and an order was issued in August 2024.

In December 2024 the LPSC staff issued its Phase 2 Report, addressing enhanced combined heat and power options, energy displacement sleeved PPAs, and other matters. The LPSC staff also issued various data requests to be answered by all jurisdictional utilities. The LPSC staff has indicated that the Phase 3 Report, which will address partial or full retail open access and other issues that were deferred from the Phase 2 Report, is expected to be completed by the third quarter 2025. In January 2025, Entergy Louisiana filed a motion asking the LPSC to provide renewed guidance as to whether the inquiry in this proceeding into the remaining issues in the Phase 3 Report is appropriate and consistent with the LPSC’s current policy objectives, or whether the docket has achieved its purpose and may be closed. The LPSC is expected to consider the motion at its March 2025 meeting.

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

In September 2019 the LPSC issued an order modifying its rule regarding net metering installations.  Among other things, the rule provides for 2-channel billing for net metering with excess energy put to the grid being compensated at the utility’s avoided cost.  However, the rule does provide that net meter installations in place as of December 31, 2019 will be subject to 1:1 net metering with excess energy put to the grid being compensated at the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy full retail rate for a period of 15 years (through December 31, 2034), after which those installations will be subject to 2-channel billing.  The rule also eliminates the existing limit on the cumulative number of net meter installations.

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

In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for a mechanism in the formula rate plan, the interim capacity rate adjustment mechanism, to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi as well as to allow similar cost recovery treatment for other capacity acquisitions that are approved by the MPSC. The MPSC must approve recovery through the interim capacity rate adjustment for each new resource. In addition, the MPSC approved revisions to the formula rate plan which allows Entergy Mississippi to begin billing rate adjustments effective April 1 of the filing year on a temporary basis subject to refund or credit to customers, subject to final MPSC order. The MPSC also authorized Entergy Mississippi to remove vegetation management costs from the formula rate plan and recover these costs through the establishment of a vegetation management rider, which was superseded in June 2024 with the approval of the storm damage mitigation and restoration rider. See Note 2 to the financial statements for a discussion of proceedings regarding recovery of Entergy Mississippi’s storm-related costs.

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

In May 2024 the MPSC approved Entergy Mississippi’s revisions to its formula rate plan to comply with state legislation passed in January 2024 allowing Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation.

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

In December 2022 the MPSC approved Entergy Mississippi’s RenewABLE Community Option (Schedule RCO), an offering for qualifying non-residential customers to subscribe to renewable resource capacity to satisfy their environmental, sustainability, and governance goals. Registration for the Schedule RCO launched in May 2023.

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

Storm Cost Recovery

In January 2025, Entergy New Orleans filed an application with the City Council requesting the establishment of a standard procedural timeline for consideration of future applications by Entergy New Orleans that seek securitization financing of storm restoration costs, including replenishment of storm recovery reserves, in furtherance of the goals of promoting efficiency of restoration and helping mitigate customer exposure to carrying costs following expenditures for future storm restoration. To support this objective, Entergy New Orleans proposed a procedural schedule that would allow for the issuance of a financing order no later than four months or 120 days from the date that Entergy New Orleans files any future applications seeking securitization financing of storm restoration costs, including storm recovery reserves, with the City Council.  Entergy New Orleans also requested that the City Council approve an amendment to the storm recovery reserve escrow agreement to increase flexibility in the timing of certain disbursements of escrow funds to prepare for anticipated storms.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel and Purchased Power Cost Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, that are not included in base rates.  Historically, semi-annual revisions of the fixed fuel factor have been made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT. In the course of this reconciliation, the PUCT determines whether eligible fuel and fuel-related expenses and revenues are necessary and reasonable and makes a prudence finding for each of the fuel-related contracts entered into during the reconciliation period. In 2023 the Texas legislature modified the Texas Utilities Code to provide that material over- and under-recovered fuel balances are to be refunded or surcharged through interim fuel adjustments and that fuel reconciliations must be filed at least once every two years. Entergy Texas expects the PUCT to undertake a rulemaking to effectuate the new legislation in 2025.

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

In September 2011 the PUCT adopted a proposed rule implementing a distribution cost recovery factor to recover capital and capital-related costs related to distribution infrastructure.  The distribution cost recovery factor permitted utilities once per year to implement an increase or decrease in rates above or below amounts reflected in base rates to reflect distribution-related depreciation expense, federal income tax and other taxes, and return on investment.  In 2023, the Texas Legislature modified the Texas Utilities Code to permit utilities to update their distribution cost recovery factors up to twice per year and to require the PUCT to issue an order on such update applications within 60 days, with a 15-day extension permitted for good cause.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

System Energy

Cost of Service

The rates of System Energy are established by the FERC, and the costs allowed to be charged pursuant to these rates are, in turn, passed through to the participating Utility operating companies through the Unit Power Sales Agreement, which has monthly billings that reflect the current operating costs of, and investment in, Grand Gulf. Retail regulators and other parties may seek to initiate proceedings at FERC to investigate the prudence of costs included in the rates charged under the Unit Power Sales Agreement and examine, among other things, the reasonableness or prudence of the operation and maintenance practices, level of expenditures, allowed rates of return and rate base, and previously incurred capital expenditures, to the extent that claims concerning such issues have not been released by a party to one of the System Energy settlement agreements. Beginning in 2021, System Energy implemented annual billing protocols to provide retail regulators with information regarding rates billed under the Unit Power Sales Agreement. See Note 2 to the financial statements for discussion of the System Energy settlement agreements.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas and holds non-exclusive franchises to provide electric service in approximately 70 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire over the period 2025-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property and Other Generation Resources

Owned Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2024 is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	CT / CCGT (b)	Legacy Gas/Oil	Nuclear (c)	Coal	Hydro (c)	Solar (c)
Entergy Arkansas	5,559	1,547	522	1,821	967	72	630
Entergy Louisiana	10,809	5,629	2,789	2,052	339	—	—
Entergy Mississippi	2,964	1,739	707	—	416	—	102
Entergy New Orleans	662	635	—	—	—	—	27
Entergy Texas	3,234	990	1,994	—	250	—	—
System Energy	1,251	—	—	1,251	—	—	—
Total	24,479	10,540	6,012	5,124	1,972	72	759

(a)“Owned and Leased Capability” is the dependable summer load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.
(b)Represents Simple Cycle Combustion Turbine units and Combined Cycle Gas Turbine units.
(c)The percentage of nuclear and renewable energy includes energy procured or produced for the benefit of certain customers through special tariffs, contracts, or renewable program subscriptions, and those customers retain the exclusive claims to all associated environmental attributes, renewable energy credits, and other relevant clean energy certifications.

Summer peak load for the Utility has averaged 21,998 MW over the previous decade.

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

The Utility operating companies’ long-term resource strategy (Portfolio Transformation Strategy) calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted. Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 8,702 MW of new long-term resources and the deactivation of about 4,242 MW of legacy generation. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

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

•In November 2018, Entergy Mississippi signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Sunflower Solar facility, located in Sunflower County, Mississippi. Entergy Mississippi received regulatory approval from the MPSC in April 2020, and closed on the acquisition, through use of a tax equity partnership, in May 2022. The Sunflower Solar facility commenced commercial operation in September 2022;
•In March 2019, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Searcy Solar facility, located in White County near Searcy, Arkansas. Entergy Arkansas received regulatory approval from the APSC in April 2020, and closed on the acquisition, through use of a tax equity partnership, in December 2021. The Searcy Solar facility commenced commercial operation in January 2022;
•In June 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Walnut Bend Solar facility, located in Lee County, Arkansas. In July 2021 the APSC issued an order approving the acquisition of the Walnut Bend Solar facility. In February 2024, Entergy Arkansas acquired the facility. The Walnut Bend Solar facility commenced commercial operation in September 2024;
•In September 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 180 MW to-be-constructed solar photovoltaic energy facility, West Memphis Solar facility, located in Crittenden County, Arkansas. In October 2021 the APSC issued an order approving the acquisition of the West Memphis Solar facility. In August 2024, Entergy Arkansas acquired the facility. The West Memphis Solar facility commenced commercial operation in December 2024;
•In December 2020, Entergy Texas selected the 1,158 MW self-build alternative, Orange County Advanced Power Station, out of the 2020 Entergy Texas combined-cycle, gas turbine RFP. Regulatory approval was received in November 2022 and construction has commenced. The facility is expected to be in service by mid-2026;
•In November 2021, Entergy Louisiana signed an agreement for the purchase of an approximately 150 MW to-be-constructed solar photovoltaic energy facility, St. Jacques facility, to be sited in St. James Parish near Vacherie, Louisiana. In September 2022 the LPSC issued an order approving the St. Jacques facility; however, following the LPSC approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities. In November 2023, St. James Parish lifted the moratorium and adopted an ordinance modifying the parish’s land use plan to establish solar as an approved land use and defining corresponding solar regulations. In June 2024 the St. James Parish council denied the project developer’s solar energy facility farm permit application and following this denial, the project developer and one of the project’s ground lessors filed separate lawsuits seeking to overturn the council’s decision. Entergy Louisiana is currently monitoring the status of the aforementioned lawsuits and also considering alternate paths forward;
•In August 2022, Entergy Arkansas signed an agreement for the purchase of an approximately 250 MW to-be-constructed solar photovoltaic energy facility, Driver Solar facility, located near Osceola, Arkansas. Also in August 2022, Entergy Arkansas received regulatory approval from the APSC for the Driver Solar facility. In August 2024, Entergy Arkansas acquired the facility. The Driver Solar facility commenced commercial operation in December 2024;
•Entergy Louisiana began construction on the 49 MW Sterlington solar project in December 2024, located in Sterlington, Louisiana. The facility is expected to achieve commercial operation in January 2026;
•Entergy Mississippi will begin construction on the Delta Solar facility, an 80 MW solar facility to be located in Bolivar County, Mississippi, in April 2026. The facility is expected to achieve commercial operation by the end of 2027; and
•Entergy Mississippi will begin construction on the Penton Solar facility, a 190 MW solar facility in December 2025. The facility is expected to achieve commercial operation by early 2028.

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
•In November 2016, Entergy Louisiana and LS Power executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. In November 2019, LS Power sold and transferred the Carville Energy Center and facility to Argo Infrastructure Partners, which included the power purchase agreement. The PPA delivery term began in June 2022;
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
•In June 2021, Entergy Louisiana and Sunlight Road Solar, LLC executed a 20-year agreement for 50 MW from a to-be-constructed solar photovoltaic electric generating facility located in Washington Parish, Louisiana. The facility achieved commercial operation in November 2024 and the PPA delivery term began in December 2024;
•In June 2021, Entergy Louisiana and Vacherie Solar Energy Center, LLC executed a 20-year PPA for 150 MW from a to-be-constructed solar photovoltaic electric generating facility located in St. James Parish, Louisiana. In September 2022 the LPSC voted to issue an order approving the Vacherie facility; however, following the LPSC approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities. In November 2023, St. James Parish lifted the moratorium and adopted an ordinance modifying the parish’s land use plan to establish solar as an approved land use and defining corresponding solar regulations. In June 2024 the St. James Parish council denied the project developer’s solar energy facility farm permit application and following this denial, the project developer and one of the project’s ground lessors filed separate lawsuits seeking to overturn the council’s decision. Entergy Louisiana is currently monitoring the status of the aforementioned lawsuits and also considering alternate paths forward;
•In December 2022, Entergy Mississippi and Hinds Solar, LLC executed a 20-year PPA for approximately 150 MW from a to-be-constructed solar photovoltaic energy facility located in Hinds County, Mississippi. In August 2023 the MPSC approved the PPA;
•In October 2022, Entergy Mississippi and Wildwood Solar, LLC executed a 20-year PPA for approximately 100 MW from a to-be-constructed solar photovoltaic energy facility located in Tallahatchie County, Mississippi. In August 2023 the MPSC approved the PPA, and the facility is expected to reach commercial operation in 2026;
•In October 2022, Entergy Mississippi and Greer Solar, LLC executed a 20-year PPA for approximately 170 MW from a to-be-constructed solar photovoltaic energy facility located in Washington County, Mississippi. In August 2023 the MPSC approved the PPA, and the facility is expected to reach commercial operation as early as December 2026;
•In October 2022, Entergy Arkansas and Flat Fork Solar, LLC executed a 20-year PPA for approximately 200 MW from a to-be-constructed solar photovoltaic energy facility located in St. Francis County, Arkansas. In September 2023 the APSC approved the PPA, and the facility is expected to reach commercial operation as early as September 2025;
•In October 2022, Entergy Arkansas and Forgeview Solar, LLC executed a 15-year PPA for approximately 200 MW from a to-be-constructed solar photovoltaic energy facility located in Mississippi County, Arkansas. In September 2023 the APSC approved the PPA, and the facility is expected to reach commercial operation as early as November 2025;
•In January 2023, Entergy Louisiana and Coastal Prairie Solar, LLC executed a 20-year PPA for approximately 175 MW from a to-be-constructed solar photovoltaic energy facility located in Iberville Parish, Louisiana. In January 2024 the LPSC approved the PPA, and the facility is expected to reach commercial operation as early as December 2027; and
•In October 2023, Entergy Louisiana and Mondu Solar, LLC executed a 20-year PPA for approximately 100 MW from a to-be-constructed solar photovoltaic energy facility located in Point Coupee Parish, Louisiana. In September 2024 the LPSC approved the PPA, and the facility is expected to reach commercial operation as early as June 2026.

In July 2021, Entergy Services, on behalf of Entergy Texas, issued an RFP for solar generation resources. Entergy Texas selected a combination of PPA and owned resources in March 2022. The PPA negotiations were terminated after failure to reach agreement on terms. In July 2024, Entergy Texas filed an application with the PUCT seeking regulatory approval for the owned resource, the 141 MW Votaw Solar facility. Subject to receipt of required regulatory approval and other conditions, the Votaw Solar facility is expected to be in service by mid-2028.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In April 2022, Entergy Services, on behalf of Entergy Arkansas, issued an RFP for solar photovoltaic and wind resources. Entergy Arkansas selected a combination of PPA and build-own-transfer resources in February 2023. One PPA project was terminated after failure to reach agreement on terms, and negotiation of definitive agreements for the remaining resources are in progress.

In October 2022, Entergy Services, on behalf of Entergy Texas, issued an RFP for solar photovoltaic and wind resources. Entergy Texas selected a combination of PPA, build-own-transfer, and owned resources in July 2023. The PPA and build-own-transfer negotiations were terminated after failure to reach agreement on terms. In July 2024, Entergy Texas filed an application with the PUCT seeking regulatory approval for the owned resource, the 170 MW Segno Solar facility. Subject to receipt of required regulatory approval and other conditions, the Segno Solar facility is expected to be in service by early 2027.

In April 2024, Entergy Services, on behalf of Entergy Louisiana, issued an RFP for capacity and energy from existing generation resources. Entergy Louisiana selected a PPA resource in December 2024, and negotiation of a definitive agreement is in progress.

In August 2024, Entergy Services, on behalf of Entergy Louisiana, issued the 3 GW Alternative Market-based Mechanism Process Solar RFP which solicits up to 3,000 MW of solar photovoltaic resources across four procurement windows. The RFP is expected to continue through 2026 with selections expected throughout the process at the conclusion of each procurement window, as applicable.

In November 2024, Entergy Services, on behalf of Entergy Louisiana, issued a Combined Cycle Combustion Turbine capacity and energy resources RFP which solicits up to 2,000 MW of generation. The RFP is expected to continue through 2025 with selections expected in third quarter 2025.

Other Procurements From Third Parties

The Utility operating companies have also made resource acquisitions outside of the RFP process and have also entered various limited- and long-term contracts in recent years as a result of bilateral negotiations, including among others:

•In March 2016, Entergy Arkansas (Power Block 2), Entergy Louisiana (Power Blocks 3 and 4), and Entergy New Orleans (Power Block 1) completed their respective acquisitions of the 1,980 MW (summer rating), natural gas-fired, combined-cycle gas turbine Union Power Station power blocks, each rated at 495 MW (summer rating). The facility is located near El Dorado, Arkansas and has been in operation since July 2003;
•In October 2019, Entergy Mississippi acquired the Choctaw Generating Station, an 810 MW combined-cycle, natural gas-fired power plant. The facility is located in Choctaw County and has been in operation since July 2003;
•In November 2020, Entergy Louisiana acquired the Washington Parish Energy Center, a 361 MW natural gas-fired peaking power plant. The facility is located approximately 60 miles north of New Orleans on a site Entergy Louisiana purchased from Calpine in 2019. Calpine began construction on the plant in early 2019 and Entergy Louisiana purchased the plant upon completion in November 2020;
•In June 2021, Entergy Texas acquired the Hardin County Peaking Facility, an existing 147 MW simple-cycle gas-fired peaking power plant in Kountze, Texas, previously owned by East Texas Electric Cooperative. The facility has been in operation since January 2010;
•In November 2021, Entergy Louisiana and Elizabeth Solar, LLC executed a 20-year PPA for approximately 125 MW from a to-be-constructed solar photovoltaic energy facility located in Allen Parish, Louisiana. In September 2022 the LPSC voted to approve this project and in September 2023, Entergy Louisiana reported to the LPSC that it had entered into amended agreements related to the Elizabeth Solar facility. The facility achieved commercial operation in December 2024;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•In February 2024, Entergy Louisiana and Magnolia Power executed a 10-year Capacity Credit Purchase Agreement (CCPA) for 290 MW of MISO Zone 9, Zonal Resource Credits (ZRC) associated with the Magnolia Power Generating Station. In December 2024 the LPSC approved the CCPA, with the delivery term set to commence on the first day of the 2025-2026 MISO planning year; and
•In May 2024, Entergy Mississippi and Cooperative Energy executed a one-year ZRC Purchase and Sale Agreement for a minimum of 300 MW of MISO Zone 10, ZRCs during the 2025-2026 MISO planning year. This agreement was followed by a similar agreement between the parties in November 2024 for a minimum of 350 MW of MISO Zone 10, ZRCs to be transferred over the 2026-2027, 2027-2028, and 2028-2029 planning years.

Power Through Programs

In February 2019, Entergy Mississippi proposed a new technologies pilot to the MPSC, which was approved in December 2019. The pilot, previously referred to as the Power Through program, further modernized the energy grid and met customers’ evolving expectations by offering utility-owned, natural gas-fired backup generators to customers. Following conclusion of the three-year pilot, in October 2023, Entergy Mississippi proposed full-scale implementation of commercial scale, natural gas-fired resilient distributed generation, to be installed in front of the meter at commercial and industrial customer premises. The full-scale offering was approved by the MPSC in December 2023 along with an associated rate schedule, the Resiliency as a Service Rider Schedule. Entergy Mississippi can dispatch the units at times of peak demand, which can mitigate the typically higher energy and capacity costs borne by all customers during times of peak energy usage.

In December 2020, Entergy Texas filed an application with the PUCT to amend its certificate of convenience and necessity to own and operate up to 75 MW of natural gas-fired distributed generation to be installed at commercial and industrial customer premises. Under this proposal, Entergy Texas would own and operate a fleet of generators ranging from 100 kW to 10 MW that would supply a portion of Entergy Texas’s long-term resource needs and enhance the resiliency of Entergy Texas’s electric grid. This fleet of generators would also be available to customers during outages to supply backup electric service as part of a program known as “Power Through.” In its 2021 session, the Texas legislature modified the Texas Utilities Code to exempt generators under 10 megawatts from the requirement to obtain a certificate of convenience and necessity. In addition, the PUCT announced an intent to conduct a broad rulemaking related to distributed generation and recommended that utilities with pending applications addressing distributed generation withdraw them. Accordingly, Entergy Texas withdrew its application for a certificate of convenience and necessity and associated tariff from the PUCT without prejudice to refiling. Entergy Texas continues to deploy certain customer-sited distributed generators under an existing PUCT-approved tariff. In August 2022, Entergy Texas filed an application for PUCT approval of voluntary Rate Schedule Utility Owned Distributed Generation through which it would charge host customers for back-up service from customer-sited Power Through generators. Based on the exemption enacted by the Texas legislature in 2021, Entergy Texas’s application was not required to, and did not, seek an amendment to its certificate of convenience and necessity in order to continue deploying Power Through generators. In October 2022 two intervenors filed requests for a hearing on Entergy Texas’s application. In October 2022 the PUCT staff filed a request that the proceeding be referred to the State Office of Administrative Hearings. In January 2023 the PUCT announced an intent to develop certain broadly applicable reliability metrics against which to measure distributed generation resources and directed Entergy Texas to withdraw its application. However, the PUCT did allow Entergy Texas to continue its pilot program for Power Through generators. Entergy Texas withdrew its application. In its 2023 session, the Texas legislature modified the Texas Utilities Code to confirm Entergy Texas’s ability to provide back-up generation service using customer-sited utility-owned distributed generation and directing the PUCT to approve rates for such service upon application by Entergy Texas. In February 2024, Entergy Texas resubmitted its application for PUCT approval of voluntary Rate Schedule Utility Owned Distributed Generation. Texas cities, the Office of Public Utility Counsel, Texas Industrial Energy Consumers, and Wal-Mart, Inc. have intervened as parties. In July 2024 the proceeding was referred to the State Office of Administrative Hearings and a procedural schedule was established. In November 2024, Entergy Texas filed an unopposed settlement agreement consistent with its as-filed request and a motion to admit evidence and remand the proceeding to the PUCT. Also in

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

November 2024, the ALJ with the State Office of Administrative Hearings granted the motion and remanded the proceeding to the PUCT. In December 2024 the PUCT’s Office of Policy and Docket Management filed a proposed order for the PUCT’s consideration that would adopt the unopposed settlement. A PUCT decision is expected in the first quarter of 2025.

In August 2021, Entergy Arkansas filed with the APSC an application seeking authority for a “Power Through” offering to deploy natural gas-fired distributed generation. The application was supported by a number of letters of interest from Entergy Arkansas customers. In May 2023 the APSC issued an order approving the Power Through offering with some modifications. In December 2023 the APSC approved a streamlined approval process for the individual Power Through generators. In July 2024, Entergy Arkansas filed tariff revisions to comply with the APSC’s order. In November 2024 the APSC approved Entergy Arkansas’s compliance tariff.

In July 2021, Entergy Louisiana filed with the LPSC an application for authority to deploy natural gas-fired distributed generation. The application was supported by a number of letters of interest from Entergy Louisiana customers. In June 2022 the parties reached an uncontested settlement which, among other things, recommended approval of 120 MW of natural gas fired distributed generation and an additional 30 MW of solar and battery distributed generation, for a total distributed generation program of 150 MW. Pursuant to the terms of the settlement agreement, Entergy Louisiana may seek to expand the distributed generation program following the earlier of two years after issuance of an order approving the settlement or the installation of 60 MW of distributed generation pursuant to this program. The settlement was approved by the LPSC in November 2022.

Provision of Service to Large-Scale Data Center Customers

Subject to pending regulatory approvals, certain Utility operating companies are planning to make significant infrastructure investments in new solar projects, natural gas power plants, and other transmission and generation assets to power new large-scale data centers. These infrastructure investments are being made primarily in connection with electric service agreements with a small number of new customers to provide power for new data centers being constructed to support artificial intelligence and other technology capabilities.

In January 2024, Amazon Web Services announced its plan to invest in two data centers located in Madison County, Mississippi. In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve the two data centers. In February 2025, Entergy Mississippi entered into a new large customer supply and service agreement with a customer. See the “Liquidity and Capital Resources – Uses of Capital – Additional Generation and Transmission Resources” section of Management’s Financial Discussion and Analysis for Entergy Mississippi for additional discussion of the agreements and the investments proposed in connection with service to these facilities.

In October 2024, Entergy Louisiana filed an application with the LPSC requesting approval of certain generation and transmission assets proposed in connection with service to a new large-scale data center being developed by a subsidiary of Meta Platforms, Inc. in north Louisiana. See the “Liquidity and Capital Resources – Uses of Capital – Additional Generation and Transmission Resources” section of Management’s Financial Discussion and Analysis for Entergy Louisiana for additional discussion of this filing and the investments proposed in connection with new service to this data center facility.

In addition, some of the Utility operating companies are engaged in discussions with other prospective customers concerning potential service to other data center projects. Because of the significant demand and energy needs associated with these facilities, which generally require power at levels near their maximum level of demand for sustained periods throughout the day and throughout the year, extending service to these facilities often requires investment in incremental generation and transmission facilities, with a resulting risk of stranded costs if expected demand does not materialize, although this risk can potentially be mitigated through appropriate commercial terms subject to negotiations with the customer. Often it is therefore necessary and appropriate for the Utility operating companies, in the electric service agreements negotiated with these customers, to include terms that provide for the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy prospective customer to contribute significant funds toward the cost of these incremental investments and that include other terms and safeguards to balance reasonably the interests of existing customers with the interests of the prospective customer. Such safeguards take many forms but may include minimum payment obligations, lengthy contract durations, customer advances for construction, and credit and collateral requirements, among other terms. Extending service to large data center customers also may carry significant potential benefits to the Utility operating companies’ existing customer base as well as significant economic development benefits for the states and communities in which the new data centers are sited. These benefits include the potential for substantial contributions to the Utility operating companies’ fixed costs, which may have the effect of reducing electricity rates for all customers, as well as creating new jobs, tax revenues to local governments, indirect economic benefits, and similar benefits. Investments in significant new generation and transmission assets, such as those necessary to serve proposed large-scale data center customers, are often subject to the requirement of receiving applicable regulatory approvals from the APSC, the LPSC, the MPSC, the City Council, or the PUCT, depending on applicable regulatory rules and laws and the circumstances of the proposed investments.

Large-scale data center customers often have sustainability goals and commitments that require the sourcing of power for these facilities from renewable or emissions-free resources, such as solar, wind, or nuclear resources, or installation of carbon capture or other technologies to reduce emissions. Many of these data center customers are willing to contribute a significant portion of the cost of these facilities in order to access these sustainable or emissions-free resources, which arrangements have the potential to lower the costs of such resources as reflected in the rates of the Utility operating companies to the benefit of their other customers. This interest of prospective large-scale data center customers in sustainable and clean generating resources coincides with the Entergy’s own sustainability commitments and informs the Utility operating companies’ strategies and resource planning solutions to serve these prospective customers’ needs. There can be no assurance that prospective large-scale data center customers will continue to prioritize sustainability or clean generating resources, which may affect the Utility operating companies’ strategies in the future.

Interconnections

The Utility operating companies’ generating units are interconnected to the electric system which operates at various voltages up to 500 kV.  These generating units consist of steam-turbine generators fueled by natural gas, coal, and pressurized and boiling water nuclear reactors; combustion-turbine generators, combined-cycle combustion turbine generators and reciprocating internal combustion engine generators that are fueled by natural gas; and inverter-based resources interconnecting both solar photovoltaic systems and energy storage devices that participate in the MISO wholesale electric market. Additionally, some of the Utility operating companies also offer customer services and products that include load-modifying and demand response resources that are interconnected to both the distribution and transmission systems and that also participate in the wholesale market. Entergy’s Utility operating companies are MISO market participants and the companies’ transmission systems are interconnected with those of many neighboring utilities.  MISO is an essential link in the safe, cost-effective delivery of electric power across all or parts of 15 U.S. states and the Canadian province of Manitoba. In addition, the Utility operating companies are members of the SERC Reliability Corporation (SERC), the Regional Entity with delegated authority from the North American Electric Reliability Corporation (NERC) for the purpose of proposing and enforcing Bulk Electric System reliability standards within 16 central and southeastern states.

Gas Property

As of December 31, 2024, Entergy New Orleans distributed and transported natural gas for distribution within New Orleans, Louisiana, through approximately 2,600 miles of gas pipeline.  As of December 31, 2024, the gas properties of Entergy Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Louisiana’s financial position. See “Held for Sale - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Fuel Supply

The average fuel cost per kWh for the Utility operating companies and System Energy for the years 2022-2024 were:

Year	Natural Gas	Nuclear	Coal	Renewables (a)	Purchased Power	MISO Purchases (b)
2024	(Cents Per kWh)
Entergy Arkansas	2.02	0.57	3.04	1.67	10.21	0.37
Entergy Louisiana	2.30	0.73	3.34	11.48	3.70	2.32
Entergy Mississippi	1.86	—	2.60	0.11	2.36	2.89
Entergy New Orleans (c)	2.26	—	—	3.60	—	2.75
Entergy Texas	2.04	—	3.33	3.53	6.80	2.80
System Energy	—	0.65	—	—	—	—
Utility	2.14	0.65	3.00	5.85	3.73	2.38

2023
Entergy Arkansas	1.98	0.50	3.09	1.98	11.57	0.77
Entergy Louisiana	2.34	0.60	3.22	10.38	3.76	2.50
Entergy Mississippi	2.21	—	2.82	0.03	5.86	1.84
Entergy New Orleans (c)	2.05	—	—	3.24	—	2.33
Entergy Texas	2.29	—	3.17	2.25	5.64	3.18
System Energy	—	0.68	—	—	—	—
Utility	2.25	0.58	3.06	6.14	4.03	2.61

2022
Entergy Arkansas	4.98	0.52	2.93	2.11	10.90	(2.65)
Entergy Louisiana	5.50	0.57	2.84	10.70	6.95	6.45
Entergy Mississippi	4.38	—	2.85	0.04	6.53	6.68
Entergy New Orleans (c)	5.10	—	—	(5.16)	—	7.21
Entergy Texas	5.77	—	2.83	6.26	5.61	6.68
System Energy	—	0.65	—	—	—	—
Utility	5.27	0.57	2.89	7.00	6.54	5.95

(a)Includes average fuel costs from both owned and purchased power resources.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(b)Includes activity from financial transmission rights. See Note 15 to the financial statements for discussion of financial transmission rights.
(c)Entergy New Orleans’s renewables include liquidated damage payments of $0.5 million in 2024, $0.1 million in 2023, and $2.9 million in 2022 due to the delay of in-service dates related to purchased power agreements.

Actual 2024 and projected 2025 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	2024
	CT / CCGT (b)	Legacy Gas	Nuclear (c)	Coal	Renewables (c) (d)	Purchased Power (e)	MISO Purchases (f)
Entergy Arkansas	29%	1%	56%	6%	4%	—%	4%
Entergy Louisiana	45%	10%	20%	1%	2%	8%	14%
Entergy Mississippi	65%	2%	20%	7%	1%	—%	5%
Entergy New Orleans	46%	2%	41%	1%	2%	1%	7%
Entergy Texas	32%	28%	11%	3%	2%	—%	24%
System Energy (a)	—%	—%	100%	—%	—%	—%	—%
Utility	42%	10%	27%	3%	2%	4%	12%

	2025
	CT / CCGT (b)	Legacy Gas	Nuclear (c)	Coal	Renewables (c) (d)	Purchased Power (e)	MISO Purchases (f)
Entergy Arkansas	28%	—%	59%	5%	8%	—%	—%
Entergy Louisiana	52%	4%	23%	2%	3%	16%	—%
Entergy Mississippi	60%	—%	30%	9%	1%	—%	—%
Entergy New Orleans	51%	1%	43%	1%	3%	1%	—%
Entergy Texas	46%	32%	14%	6%	2%	—%	—%
System Energy (a)	—%	—%	100%	—%	—%	—%	—%
Utility	47%	6%	32%	4%	4%	7%	—%

(a)Capacity and energy from System Energy’s interest in Grand Gulf is allocated as follows under the Unit Power Sales Agreement: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.  Pursuant to purchased power agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Effective January 1, 2025, Entergy Louisiana has divested all of its 14% share of capacity and energy from Grand Gulf and all of the capacity and energy from Grand Gulf that it purchases from Entergy Arkansas (approximately 2.43%) to Entergy Mississippi. This divestiture is being effectuated initially under a designated PPA between Entergy Louisiana and Entergy Mississippi, effective as of January 1, 2025. See Note 8 to the financial statements for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement.
(b)Represents natural gas sourced for Simple Cycle Combustion Turbine units and Combined Cycle Gas Turbine units.
(c)The percentage of nuclear and renewable energy includes energy procured or produced for the benefit of certain customers through special tariffs, contracts, or renewable program subscriptions, and those customers retain the exclusive claims to all associated environmental attributes, renewable energy credits, and other relevant clean energy certifications.
(d)Includes generation from both owned and purchased power resources.
(e)Excludes MISO purchases and renewables purchased through purchased power agreements.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(f)In December 2013, Entergy integrated its transmission system into the MISO RTO. Entergy offers all of its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the MISO energy market to serve the demand of its customers, with MISO making dispatch decisions. The MISO purchases metric provided for 2024 is not projected for 2025.

Some of the Utility’s gas-fired plants are also capable of using fuel oil, if necessary. Although based on current economics the Utility does not expect fuel oil use in 2025, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

Natural Gas

The Utility operating companies have long-term and short-term firm and interruptible gas contracts for both supply and transportation. Over 70% of the Utility operating companies’ power plants maintain some level of long-term firm transportation. Long-term, short-term, and spot-market purchases satisfy gas requirements. Entergy Texas owns a gas storage facility and Entergy Louisiana has a firm storage service agreement that provide reliable and flexible natural gas service to certain generating stations.

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

Coal

Entergy Arkansas has committed to seven one- to three-year contracts that will supply at least 85% of the total coal supply needs in 2025. These contracts are staggered in term so that not all contracts have to be renewed the same year. If needed, additional Powder River Basin (PRB) coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs. Based on the high cost of alternate sources, modes of transportation, and infrastructure improvements necessary for its delivery, no alternative coal consumption is expected at Entergy Arkansas during 2025. Coal will be transported to Arkansas via an existing Union Pacific transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for 2025.

Entergy Louisiana has committed to three two- to three-year contracts that will supply at least 90% of Nelson Unit 6 coal needs in 2025. If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs. For the same reasons as the Entergy Arkansas plants, no alternative coal consumption is expected at Nelson Unit 6 during 2025. Coal will be transported to Nelson via an existing transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2025.

For the year ended December 31, 2024, coal transportation delivery rates to Entergy Arkansas- and Entergy Louisiana-operated coal-fired units were able to fully meet supply needs and obligations, and delivery rates in 2025 are expected to continue to be consistent with 2024 delivery rates in meeting supply needs and obligations. Both Entergy Arkansas and Entergy Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2025.

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

Based upon currently planned fuel cycles, the Utility nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through 2027. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners, including their ability to work through supply disruptions caused by global events, such as the COVID-19 pandemic, or national events, such as political disruption, or trade-related governmental actions, such as tariffs and other measures.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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
The effects of market price changes may be reduced and deferred by risk management strategies, such as negotiation of floor and ceiling amounts for long-term contracts, buying for inventory or entering into forward physical contracts at fixed prices when Entergy believes it is appropriate and useful.  Entergy buys uranium and conversion and enrichment services from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the United States.

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

Entergy Louisiana has been purchasing natural gas for resale since April 2024 under a firm contract with Symmetry Energy Solutions. Entergy Louisiana’s prior contract with Sequent Energy Management L.P. was not renewed and ended in March 2024. The gas is delivered through a combination of intrastate and interstate pipelines.

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

Transmission and MISO Markets

In December 2013 the Utility operating companies integrated into the MISO RTO. Although becoming a member of MISO did not affect the ownership by the Utility operating companies of their transmission facilities or the responsibility for maintaining those facilities, MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. MISO also exercises functional control of transmission planning and congestion management and provides schedules and pricing for the commitment and dispatch of generation that is offered into MISO’s markets, as well as pricing for load that bids into the markets. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their owned and controlled generating facilities into the MISO resource adequacy construct (the annual Planning Resource Auction), as well as the MISO day-ahead and real-time energy markets pursuant to the MISO tariff and market rules. The resource adequacy construct provided under the MISO tariff confers certain rights and imposes certain obligations upon load-serving entities, including the Utility operating companies, that are served from the transmission systems subject to MISO’s functional control, including the transmission facilities of the Utility operating companies. The MISO tariff is subject to change and has recently undergone significant changes, including changes to its overall capacity accreditation methodology. MISO is now pursuing a larger scale reassessment of its overall accreditation practices, including accreditation of renewable resources.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Unit Power Sales Agreement

The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy’s ownership and leasehold interests in Grand Gulf to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%).  Effective January 1, 2025, Entergy Louisiana is divesting all of its rights, entitlements, and interests in such capacity and energy to Entergy Mississippi. See Note 8 to the financial statements for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement. Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenue.  The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf and the receipt of such payments.  Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through rates charged to their customers; however, as discussed further below, for the majority of 2025 and until it is removed from the Unit Power Sales Agreement, Entergy Louisiana will recover its payments made under the Unit Power Sales Agreement from Entergy Mississippi under a designated PPA in connection with Entergy Louisiana’s divesting to Entergy Mississippi its 14% share of capacity and energy from Grand Gulf under the Unit Power Sales Agreement and its 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff.

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

In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted cost recovery with respect to costs associated with Entergy Louisiana’s share of capacity and energy from Grand Gulf, subject to certain terms and conditions. Prior to the divestiture of Grand Gulf energy and capacity to Entergy Mississippi, Entergy Louisiana retained and did not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates. Entergy Louisiana was also allowed to recover through the fuel adjustment clause at 4.6 cents per kWh for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana was permitted to sell such energy to non-affiliated parties at prices above the fuel adjustment clause amount, subject to the LPSC’s approval.

Effective January 1, 2025, Entergy Louisiana has divested all of its 14% share of capacity and energy from Grand Gulf and all of the capacity and energy from Grand Gulf that it purchases from Entergy Arkansas (approximately 2.43%) to Entergy Mississippi. This divestiture is being effectuated initially under a designated PPA between Entergy Louisiana and Entergy Mississippi, which was accepted by the FERC in November 2024. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. In 2025, System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans expect to file an amendment to the UPSA that will modify the purchasers’ entitlements to capacity and energy from System Energy’s share of Grand Gulf to reflect Entergy Louisiana’s divestiture, and when that amendment becomes effective, the designated PPA between Entergy Louisiana and Entergy Mississippi will terminate and Entergy Louisiana will cease to be a System Energy customer. The effectiveness of that amendment to the Unit Power Sales Agreement will be subject to the review and acceptance of the FERC.

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

The Availability Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, without further consent of any assignees or other creditors. Effective January 1, 2025, Entergy Mississippi entered into a Reimbursement Agreement with Entergy Louisiana, under which it agreed to assume Entergy Louisiana’s rights and obligations under and to hold Entergy Louisiana harmless with respect to the Availability Agreement. That Reimbursement Agreement is intended to be in effect until the Unit Power Sales Agreement is modified to reflect Entergy Mississippi’s increased entitlements to System Energy’s share of Grand Gulf energy and capacity, following Entergy Louisiana’s divestiture of its combined 16.43% share of the Unit Power Sales Agreement and purchased power agreement entitlements to energy and capacity to Entergy Mississippi. When the Unit Power Sales Agreement modifications become effective, System Energy also anticipates implementing an Availability Agreement that reflects the Unit Power Sales Agreement entitlements of Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans.

In December 2024, System Energy, Entergy Louisiana, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans agreed to terminate the Reallocation Agreement. See Note 8 to the financial statements for further discussion of the reallocation agreement.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Other Business Activities

Entergy’s non-utility operations business includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. Entergy’s non-utility operations business also provides decommissioning-related services to nuclear power plants owned by non-affiliated entities.

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

The Federal Power Act gives the FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The FERC also has jurisdiction over the rates charged by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas to unaffiliated wholesale customers. In addition, the FERC also regulates wholesale power sales between the Utility operating companies. Moreover, the FERC regulates the MISO RTO, an independent entity that maintains functional control over the combined transmission systems of its members and administers wholesale energy, capacity, and ancillary services markets for market participants in the MISO region, including the Utility operating companies. FERC regulation of the MISO RTO includes regulation of the design and implementation of the wholesale markets administered by the MISO RTO, as well as the rates, terms,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy and conditions of open access transmission service over the member systems and the allocation of costs associated with transmission upgrades.

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

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2024 of $216 million for the one-time fee. The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.7 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

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

Following the defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill per net kWh generated and sold after April 7, 1983 fee. In November 2013 the D.C. Circuit ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Congress enacts an alternative waste disposal plan. In January 2014 the DOE submitted the proposal to Congress under protest, and also filed a petition for rehearing with the D.C. Circuit. The petition for rehearing was denied. The zero spent fuel fee went into effect prospectively in May 2014.

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries have been, and continue to be, involved in litigation to recover the damages caused by the DOE’s delay in performance. See Note 8 to the financial statements for discussion of final judgments recorded by Entergy in 2022, 2023, and 2024 related to Entergy’s nuclear owner/licensee subsidiaries’ litigation with the DOE. Through 2024, Entergy’s subsidiaries have won and collected on judgments against the government totaling approximately $1.2 billion.

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

In December 2018 the APSC ordered collections in rates for decommissioning ANO 2 and found that ANO 1’s decommissioning was adequately funded without additional collections. In November 2021, Entergy Arkansas filed a revised decommissioning cost recovery tariff for ANO indicating that both ANO 1 and 2 decommissioning trusts were adequately funded without further collections, and in December 2021 the APSC ordered zero collections for ANO 1 and 2 decommissioning. In November 2022, Entergy Arkansas filed a revised decommissioning cost recovery tariff for ANO indicating that ANO 1’s decommissioning trust was adequately funded, but that ANO 2’s fund had a projected shortage as a result of a decline in decommissioning trust fund investment values over the past year. The filing proposed a reinstatement of decommissioning cost recovery for ANO 2. In December 2022 the APSC ordered reinstatement of decommissioning collections for ANO 2 in accordance with the request in the November 2022 filing. In November 2023, Entergy Arkansas filed a further revised decommissioning cost recovery tariff for ANO indicating that ANO 1’s decommissioning trust continued to be adequately funded, but that ANO 2’s fund continued to require collections higher than those in effect. In December 2023 the APSC approved the proposed higher decommissioning collections for ANO 2. In October 2024, Entergy Arkansas filed a revised cost recovery tariff indicating the decommissioning trusts for both ANO 1 and 2 were adequately funded and proposing suspension of decommissioning collections for both ANO 1 and 2. In December 2024 the APSC approved suspension of decommissioning collections for both ANO 1 and 2.

In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend to address previously identified funding shortfalls. This LPSC decision contemplated that the level of decommissioning collections could be revisited should the NRC grant license extensions for both Waterford 3 and River Bend. In July 2021, Entergy Louisiana made a filing with the LPSC to adjust Waterford 3 and River Bend decommissioning collections based on the latest site-specific decommissioning cost estimates for those plants. The filing sought to increase Waterford 3 decommissioning collections and decrease River Bend decommissioning collections. In August 2023, Entergy Louisiana made another filing with the LPSC requesting to maintain the same total decommissioning funding collections as currently in effect for both Waterford 3 and River

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Bend combined, but also requesting to reallocate that same amount of funding by increasing the contributions for Waterford 3 and reducing the contributions for River Bend. In August 2024 the LPSC approved a stipulation settling the case involving Waterford 3 and River Bend decommissioning. The stipulation, among other things, increased Waterford 3 decommissioning collections and decreased River Bend decommissioning collections, as requested.

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

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress passed legislation in 2024 extending the Price-Anderson Act for a term through 2065. The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $165.9 million per reactor (with 95 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Louisiana, or System Energy is liable, protection is afforded through a combination of insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

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

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2024 the EPA issued a final rule revising portions of the MATS rule, including a reduction to the emission limit for filterable particulate matter. The revised standard will become effective July 2027 and could require additional capital investment and/or additional other operation and maintenance costs at Entergy’s coal-fired generating units. An additional one-year extension is possible for the installation of controls, if necessary. Entergy is currently evaluating its coal units to determine whether additional controls are necessary to comply with this new lower limit.

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

In June 2023 the EPA published its final Federal Implementation Plan (FIP), known as the Good Neighbor Plan, to address interstate transport for the 2015 ozone NAAQS which would increase the stringency of the CSAPR program in all four of the states where the Utility operating companies operate. The FIP would significantly reduce

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy ozone season NOx emission allowance budgets and allocations for electric generating units. Prior to issuance of the FIP, in February 2023 the EPA issued related SIP disapprovals for many states, including the four states in which the Utility operating companies operate, and these SIP disapprovals are the subject of many legal challenges, including a petition for review filed by Entergy Louisiana challenging the disapproval of Louisiana’s SIP. Stays of the SIP disapprovals have been granted in all four states in which the Utility operating companies operate, and the FIP will not go into effect while the stays are in place. Decisions on the merits regarding the respective SIP disapprovals are expected in 2025. The FIP is also subject to numerous legal challenges in various federal circuit courts of appeals, and in June 2024 the U.S. Supreme Court issued an order, in challenges filed in the D.C. Circuit, staying enforcement of the FIP pending the D.C. Circuit’s review of the rule. Entergy is monitoring this litigation and assessing its compliance options in the event that the FIP becomes effective.

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

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by July 31, 2021 to ensure reasonable progress is being made to attain visibility improvements. Entergy received information collection requests from the Arkansas and Louisiana Departments of Environmental Quality requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, NISCO, and Ninemile. Responses to the information collection requests were submitted to the respective state agencies. Louisiana issued its draft SIP which did not propose any additional air emissions controls for the affected Entergy units in Louisiana. Some public commenters, however, believe additional air controls are cost-effective. In August 2024, Louisiana issued a revised SIP proposal for public comment. The revised proposed SIP would not require any additional pollution control installations on any Entergy-owned units in Louisiana. Comments on the revised SIP were due in September 2024 and the Louisiana Department of Environmental Quality (LDEQ) is currently reviewing comments received on the revised proposal. The agency, like many other state agencies, did not meet the July 31, 2021 deadline to submit a SIP to the EPA for review.

Similar to the LDEQ, the Arkansas Department of Energy and Environment, Division of Environmental Quality (ADEQ) did not meet the July 31, 2021 SIP submission deadline, but subsequently submitted a final SIP to the EPA for review. The ADEQ reviewed Entergy’s Independence plant but determined that additional air emission controls would not be cost-effective considering the facility’s commitment to cease coal-fired combustion by December 31, 2030.

The Texas Commission on Environmental Quality has completed its second-planning period SIP and submitted it to the EPA for review. There were no Entergy sources selected for additional emission controls. In June 2024, the EPA entered into a consent decree that sets deadlines for the EPA to take final action on 34 states’ SIP submittals. This includes Arkansas and Texas, which are due August 2026 and May 2025, respectively.

The Mississippi Department of Environmental Quality also did not meet the July 31, 2021 SIP submission deadline. In June 2023 Mississippi issued its proposed SIP for public notice and comment but did not propose additional pollution controls for Entergy sources.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In August 2022 the EPA issued findings of failure to submit regional haze SIPs to 15 states, including Louisiana and Mississippi. These findings were effective September 2022, which started the two-year period for the EPA to either approve a SIP submitted by the state or issue a final federal plan. That two-year period expired in September 2024, but EPA has not yet proposed a FIP for Louisiana or Mississippi.

Greenhouse Gas Emissions

In May 2024 the EPA finalized rules regulating greenhouse gas emissions from new combustion turbine electric generating units (EGUs) under Section 111(b) of the Clean Air Act and from certain existing coal- and gas-fired EGUs under Section 111(d) of the Clean Air Act.

For new gas combustion turbine EGUs, the final rule includes three subcategories of emission standards based on the unit’s annual capacity factor. Applicable emission standards for each subcategory are: a heat-input based CO2 emission standard for low load (<20% annual capacity factor) EGUs; an output-based CO2 efficiency standard for intermediate load (>20% but <40% annual capacity factor) EGUs; and, for base load (>40% annual capacity factor) EGUs, a Phase 1 output-based CO2 efficiency standard followed by a more stringent Phase 2 CO2 standard which will apply beginning January 1, 2032. The Phase 2 standard was established based on an EPA determination that carbon capture and sequestration represents the best system of emission reduction for new base load combustion turbine EGUs. The final rule allows for a possible one-year extension to the compliance date for the Phase 2 standard in circumstances where a source faces a delay in installation of controls due to factors outside of the control of the EGU owner/operator.

For existing generating units, the final rule includes emission guidelines issued under Section 111(d) of the Clean Air Act and allows states two years to develop a plan to implement the new emission guidelines with respect to subject emission units within their state. The final emission guidelines require reductions in CO2 emissions from existing coal-fired generating units which plan to operate beyond January 1, 2032 and exempts coal-fired units which plan to permanently cease operations prior to this date. Due to Entergy’s commitment to cease burning coal by the end of 2030, Entergy’s coal-fired generating units are expected to be exempt from this aspect of the final rule. The emission guidelines also include CO2 efficiency standards for existing gas-fired steam EGUs. These emission standards will apply beginning January 1, 2030. Entergy’s existing gas-fired steam generating units are expected to meet these CO2 emission standards. The EPA did not finalize emission guidelines for existing gas turbine EGUs and has announced plans to conduct a subsequent rulemaking for such units. Numerous lawsuits were filed in the D.C. Circuit challenging the final rule, and oral argument was held in December 2024. Entergy continues to monitor the status of the litigation.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In September 2020, Entergy announced a commitment to achieve net-zero greenhouse gas emissions by 2050 inclusive of all businesses, all applicable gases, and all emission scopes. In 2022, Entergy enhanced its commitment to include an interim goal of 50% carbon-free energy generating capacity by 2030 and expanded its interim emission rate goal to include all purchased power. Due to stronger than initially expected sales growth, likely necessitating the development of new generation capacity that is not carbon-free, Entergy expects that achievement of the 50% carbon-free energy generating capacity goal will be delayed for a period beyond 2030 that has not yet been determined. In addition, while current planning assumptions indicate the 2030 emission rate goal remains achievable, its achievement could also be challenged as a result of the forecasted and future sales growth. See “Risk Factors” in Part I, Item 1A for discussion of the risks associated with achieving these climate goals. Entergy’s comprehensive, third party verified greenhouse gas inventory and progress against its voluntary goals are published on its website.

Potential Legislative, Regulatory, and Judicial Developments

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives that are or have recently been under consideration at the federal, state, and local level.  Because of the nature of Entergy’s business, the imposition of any of these initiatives could affect Entergy’s operations.  Entergy continues to monitor these initiatives and activities in order to analyze their potential operational and cost implications.  These initiatives have included:

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Coal Combustion Residuals

In April 2015 the EPA published the final coal combustion residuals (CCR) rule (2015 CCR Rule) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes regulated under Resource Conservation and Recovery Act Subtitle D. The final regulations created new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria but excluded CCRs that are beneficially reused in certain processes.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed.

Pursuant to the 2015 CCR Rule, Entergy operates groundwater monitoring systems surrounding its CCR landfills located at White Bluff, Independence, and Nelson. Monitoring to date has detected concentrations of certain listed constituents in the area but has not indicated that these constituents originated at the active landfill cells. Reporting and detection monitoring will continue as the rule requires. In late-2017, Entergy determined that certain in-ground wastewater treatment system recycle ponds at its White Bluff and Independence facilities required management under the 2015 CCR Rule. Consequently, in order to move away from using the recycle ponds, White Bluff and Independence each installed a new permanent bottom ash handling system. As of November 2020, both sites are operating the new system and no longer are sending waste to the recycle ponds. Each site commenced closure of its two recycle ponds (four ponds total) prior to the April 11, 2021 deadline for unlined recycle ponds and the ponds were certified closed in October 2023.

In May 2024 the EPA finalized a rule (2024 CCR Rule) establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). CCR utilized in roadbeds and embankments is excluded from the CCRMU definition. Entergy does not have any legacy impoundments; however, the definition of CCR management units includes on-site areas where CCR was beneficially used. This is contrary to the 2015 CCR Rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities must identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the 2015 CCR Rule and the 2024 CCR Rule continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rules. Consequently, the nature and cost of additional corrective action requirements may depend, in part, on the outcome of the litigation and further EPA review. Given the complexity and recency of the EPA guidance, Entergy is still evaluating the level of work that will ultimately be required to comply with the 2024 CCR Rule. Based on initial estimates of multiple possible remediation scenarios, Entergy recorded in 2024 a $42 million increase in its decommissioning cost liabilities for White Bluff and

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Independence, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the unit. Entergy will continue to update the asset retirement obligation as the requirements of the 2024 CCR Rule are clarified. As of December 31, 2024, Entergy has recorded asset retirement obligations related to CCR management of $73 million. Additionally, all three sites (White Bluff, Independence, and Nelson) are preparing to implement measures to meet the new and updated Effluent Limitation Guidelines discussed below.

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

Human Capital

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2024, Entergy subsidiaries employed 12,267 people.

Entergy Arkansas	1,314
Entergy Louisiana	1,669
Entergy Mississippi	770
Entergy New Orleans	302
Entergy Texas	741
System Energy	—
Entergy Operations	3,211
Entergy Services	4,245
Entergy Nuclear Operations	13
Other subsidiaries	2
Total Entergy	12,267

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

There are 3,105 employees represented by the International Brotherhood of Electrical Workers, the United Government Security Officers of America, and the International Union, Security, Police, and Fire Professionals of America.

Below is the breakdown of Entergy’s employees by gender and race/ethnicity:

Gender (%) (a)	2024	2023
Female	23.0	23.0
Male	77.0	77.0

Race/Ethnicity (%) (a)	2024	2023
White	73.2	73.1
Black/African American	18.4	18.2
Hispanic/Latino	3.3	3.2
Asian	2.5	2.4
Other	2.6	3.1

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

Governance and Oversight

Ensuring that workplace processes support the desired culture and strategy begins with the Board of Directors and the Office of the Chief Executive. The Talent and Compensation Committee is responsible for overseeing and monitoring the effectiveness of Entergy’s human capital strategies and initiatives, including those pertaining to talent management, diversity, inclusion and belonging, organizational health, retention, safety, and executive compensation and performance, and receives briefings on these and other topics. The Talent and Compensation Committee establishes and regularly reviews priorities, strategies, and performance on these topics.

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

The Office of the Chief Executive, which includes Entergy’s Chief Human Resources Officer, ensures annual business plans are designed to support Entergy’s talent objectives, reviews workforce-related metrics, and regularly discusses the development, succession planning, and performance of their direct reports and other company officers.

Safety

Entergy’s safety objective is: Everyone Safe. All Day. Every Day. In 2024, Entergy set a record for its total recordable incident rate, reaching a new low of 0.41 combined employee and contractor results. This was a

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy significant improvement on the company’s performance of 0.48 in 2023 and 0.51 in 2022. The recordable incident rate equals the number of recordable incidents per 100 full-time equivalents. Recordable incidents include fatalities, lost-time accidents, restricted-duty accidents, and medical attentions. Despite an active storm season in 2024, Entergy was able to manage restoration during the two named storms in Entergy’s service territory with only a single contractor heat related injury. The results of 2024 unfortunately included an increase in significant injuries and fatalities, including four contractor fatalities after almost 900 days without experiencing a single employee or contractor fatality. In response to the increase in significant injuries and fatalities, Entergy has enhanced its focused training, leadership efforts, and field presence for employees and contractors to further the objective of zero fatalities, which the company had been able to achieve in 2022 and 2023.

Organizational Health

Entergy believes that organizational health fosters an engaged and productive culture that positions Entergy to deliver sustainable value to its stakeholders. Entergy measures its progress in this area through an organizational health survey coordinated by an external third party. Since initially administering the survey in 2014, Entergy improved from an initial score of 49 (fourth quartile) to a score in 2022 of 61 (third quartile), in 2023 of 62 (third quartile), and in 2024 of 65 (third quartile). Improvement in behavioral expectations, which Entergy believes are the leading indicators of outcome improvements, suggests that Entergy is continuing to move in a positive direction.

Entergy believes that creating a culture of diversity, inclusion, and belonging drives engagement for all employees. Entergy is committed to developing and retaining a top-performing workforce with a wide variety of backgrounds, experiences, and perspectives. Entergy’s human resources department focuses on, among other things, talent management, workforce development, talent attraction/pipeline development, retention, organizational health, and diversity, inclusion, and belonging. Among other strategies, Entergy partners with colleges and vocational-technical schools to develop a more viable pipeline of future talent, while also expanding efforts to increase employee engagement and cultivate an inclusive culture with high performance. Entergy has several employee resource groups, open to all employees, offers leadership development programs to support all employees, and facilitates skills training from the executive leadership ranks down to the frontline. Through these efforts, Entergy aspires to create greater understanding and accountability regarding the behaviors and outcomes that are indicative of a premier utility.

Talent Management

Entergy’s focus on talent management is organized in three areas: developing and attracting a highly qualified workforce with a broad range of backgrounds, skill sets, and experiences, equipping its leaders to develop the organization, and building premier utility capability through employee performance management and succession programs. Entergy believes that developing a workforce with a wide variety of backgrounds, experiences, and perspectives equipped with the skills needed, today and in the future, will give it a long-term competitive advantage. The focus of Entergy’s leadership development programs is to equip managers with the skills needed to effectively develop their teams and improve the leader-employee relationship. Entergy’s talent development infrastructure, which includes a combination of business function-specific and enterprise-wide learning and development programs, is designed to ensure Entergy has qualified employees with the skills, experiences, and behaviors needed to perform today and prepare for the future. Entergy strives to achieve its strategic priorities by aligning and enhancing team and individual performance with business objectives, effectively deploying talent through succession planning, and managing workforce transitions.

Availability of SEC filings and other information on Entergy’s website

Entergy electronically files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to such filings. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy registrants that file electronically with the SEC at https://www.sec.gov. Copies of the reports that Entergy files with the SEC can be obtained at the SEC’s website.

Entergy uses its website, https://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information.  Filings made with the SEC are posted and available without charge on Entergy’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These filings include annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K (including related filings in XBRL format), proxy statements, and any amendments to such filings.  All such postings and filings are available on Entergy’s Investor Relations website free of charge.  Entergy is providing the address to its internet website solely for the information of investors and does not intend the address to be an active link.  Notwithstanding this reference or any references to the website in this report, the contents of the website are not incorporated into this report.

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

The Utility operating companies have large customer and stakeholder bases and, as a result, could be the subject of public criticism or adverse publicity focused on issues including, but not limited to, efforts to obtain land and secure permits for infrastructure, efforts to execute on and/or obtain regulatory approvals for generation, transmission, carbon capture and storage, or other facilities, the operation and maintenance of their assets and

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy infrastructure, including with respect to climate or environmental matters, their preparedness for major storms or other extreme weather events (including accelerated resilience plans and projects, as well as executing same and/or seeking and obtaining regulatory approvals for such plans and projects) and/or the time it takes to restore service after such events, the quality of their customer service, including timely and accurate billing practices and ability to resolve customer complaints, and the reasonableness of the cost of their service. Criticism or adverse publicity of this nature could, among other things, result in project delays or cancellations or render legislatures and other governing bodies, public service commissions and other regulatory authorities, and government officials less likely to view the applicable operating company in a favorable light and potentially negatively affect legislative or regulatory processes or outcomes, including but not limited to failure to obtain requested approvals on infrastructure investments, as well as lead to increased regulatory oversight or more stringent legislative or regulatory requirements or other legislation or regulatory actions that adversely affect the Utility operating companies.

The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments. An upward trend in spending, especially with respect to infrastructure investments (including those that have already been approved by a regulator), is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms, all of which could result in adverse cost recovery determinations and/or face resistance from customers and other stakeholders especially in a rising cost environment, whether due to inflation, increased tariffs or changes to governmental policies and programs, including tax incentives or tax credits, grants, guarantees, and other subsidies, or high fuel prices or otherwise, and/or in periods of economic decline or hardship.  Significant increases in costs could increase financing needs and otherwise adversely affect Entergy, the Utility operating companies, and System Energy’s business, financial position, results of operation, or cash flows. For information regarding rate case proceedings and formula rate plans applicable to the Utility operating companies, see Note 2 to the financial statements.

Changes to state or federal legislation or regulation affecting electric generation, electric and natural gas transmission, distribution, and related activities could adversely affect Entergy and the Utility operating companies’ financial position, results of operations, or cash flows and their utility businesses.

If legislative and regulatory structures evolve in a manner that erodes the Utility operating companies’ exclusive rights to serve their regulated customers, such as through “retail open access” or otherwise, they could lose customers and sales and their results of operations, financial position, or cash flows could be materially affected. Additionally, technological advances in energy efficiency and distributed energy resources are reducing the costs of these technologies and, together with current state and federal subsidies, the increasing penetration of these technologies could result in reduced sales by the Utility operating companies. Such loss of sales, due to the methodology used to determine cost of service rates or otherwise, could put upward pressure on rates, possibly resulting in adverse regulatory actions to mitigate such effects on rates. Further, the failure of regulatory structures to evolve to accommodate the changing needs and desires of customers with respect to the sourcing and use of electricity also could diminish sales by the operating companies. Entergy and the Utility operating companies cannot predict if or when they may be subject to changes in legislation, regulation, or governmental policy, or the extent and timing of reductions of the cost of distributed energy resources, nor can they predict the impact of these changes on their results of operations, financial position, or cash flows.

The Utility operating companies recover fuel, purchased power, and associated costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings, and sudden or prolonged increases in fuel and purchased power costs could lead to increased customer arrearages or bad debt expenses.

The Utility operating companies recover their fuel, purchased power, and associated costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred or not reflected in rates as permitted by approved rate schedules and accounting rules, including the cost of replacement power

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy purchased when generators experience outages or when planned outages are extended, with the possibility of refunds to ratepayers, there exists some risk to the ultimate recovery of those costs, particularly when there are substantial or sudden increases in such costs, including due to inflation or increased tariffs or as a result of changes to governmental policies and programs, including tax incentives or tax credits, loans, grants, guarantees, and other subsidies.  Regulators also may initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies and, therefore, there can be no assurance that existing recovery mechanisms will remain unchanged or in effect at all.

The Utility operating companies’ cash flows can be negatively affected by the time delays between when gas, power, or other commodities are purchased and the ultimate recovery from customers of the costs in rates.  On occasion, when the level of incurred costs for fuel and purchased power rises dramatically, some of the Utility operating companies may agree to defer recovery of a portion of that period’s fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies.  The Utility operating companies also may experience, and in some instances have experienced, an increase in customer bill arrearages and bad debt expenses due to, among other reasons, increases in fuel and purchased power costs, especially in a rising cost environment, whether due to inflation or increased tariffs and/or in periods of economic decline or hardship. For a description of fuel and purchased power recovery mechanisms and information regarding the regulatory proceedings for fuel and purchased power cost recovery, see Note 2 to the financial statements.

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

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own and are subject to the same increased costs due to factors described herein as potentially impacting other capital projects, which could increase cash or financing needs. Further, FERC policies and regulation addressing cost responsibility for transmission projects, including transmission projects to interconnect new generation facilities, may give rise to cash and financing-related risks as well as result in upward pressure on the retail rates of the Utility operating companies, which, in turn, may result in adverse actions by the Utility operating companies’ retail regulators. In addition to the cash and financing-related risks arising from the potential additional cost allocation to the Utility operating companies from transmission projects of others or changes in FERC policies or regulation related to cost responsibility for transmission projects, there is a risk that the Utility operating companies’ business and financial position could be harmed as a result of lost investment opportunities and other effects that flow from an increased number of competitive projects being approved and constructed that are interconnected with their transmission systems.

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

The MISO tariff provisions governing the rights and obligations associated with the resource adequacy construct provided under the MISO tariff are subject to change and have recently undergone significant changes, some of which are the subject of pending litigation and/or appeals. Due to their magnitude and, with respect to the changes already made, the speed with which they have been implemented, these changes carry risk, including compliance risk, and may result in material additional costs being passed through to the Utility operating companies’ customers in retail rates, including but not limited to additional capacity costs incurred in the annual MISO Planning Resource Auction, and these risks may be exacerbated by significant new load additions whether by the Utility operating companies or by other MISO load-serving entities. Also, by virtue of the Utility operating companies’ participation in MISO and the design and terms of the MISO resource adequacy construct, other load-serving entities served by the Utility operating companies’ transmission assets, which are under MISO’s functional control, may be able to circumvent reasonable resource planning obligations and avoid, in whole or in part, the full cost of procuring the resources reasonably needed to reliably supply their respective loads. As a result, there are a variety of risks to the Utility operating companies and their customers, including the risk of bearing additional costs for resources needed to ensure reliable service, the risk of reduced reliability and the enhanced risk of outages and lost sales which, because of the methodology for establishing cost of service rates, presents the risk of upward pressure on the Utility operating companies’ rates, and these risks may be exacerbated by significant new load additions whether by the Utility operating companies or by other MISO load-serving entities.

In addition, a large volume of parties and individual generation resources are presently seeking to interconnect to the transmission system MISO administers and over which MISO exercises functional control. Due to the resources and time required to study and evaluate these numerous interconnection requests, including the effects of speculative requests and requests that are withdrawn at late stages of the process, the current MISO interconnection queue to review new requests is subject to significant delays or periods in which MISO does not accept new interconnection requests. These delays present risks to the Utility operating companies and their ability to develop and procure new generation resources to serve their respective loads, and these risks may be exacerbated by significant new load additions.

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

Entergy’s and its Utility operating companies’ results of operations, liquidity, and financial condition can be materially affected by the destructive effects of severe weather. Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages. A delay or failure in recovering amounts for storm restoration costs incurred, inability to securitize future storm restoration costs, or loss of revenues as a result of severe weather could have a material effect on Entergy and those Utility operating companies affected by severe weather, including lower credit ratings and, thus, higher costs for future debt issuances, as well as limitations on the

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy ability to fund other investments to address customer needs, which limitations could have an adverse impact on the Utility operating companies’ financial results and/or customers and impede economic development opportunities that would benefit the Utility operating companies and their customers and communities. The inability to recover losses either excluded by insurance or in excess of the insurance limits that can be secured economically also could have a material effect on Entergy and its Utility operating companies. In addition, the recovery of major storm restoration costs from customers could effectively limit our ability to make planned capital or other investments due to the impact of such storm cost recovery on customer bills, especially in a rising cost environment due to factors described herein as potentially impacting other capital projects, and impede the ability to support economic development opportunities in the areas served by the Utility operating companies.

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

Entergy’s electricity sales volumes are affected by a number of factors including weather and economic conditions, trends in energy efficiency, new technologies, and self-generation alternatives, including the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their grid demand. In addition, changes to regulatory policies, such as those that allow customers to directly access the market to procure wholesale energy or those that incentivize development and utilization of new, developing, or alternative sources of generation, could, and in some instances, have already reduced sales, and other non-traditional procurements, such as virtual purchase power agreements or “behind the meter” generation solutions, could, and in some instances have already limited growth opportunities or reduced sales at the Utility operating companies. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and typically do not have a long-lasting effect on Entergy’s operating results.  Others, such as the organic turnover of appliances and lighting and their replacement with more efficient ones and adoption of newer technologies, including smart thermostats, new building codes, distributed energy resources, energy storage, demand side management, and rooftop solar, are having a more permanent effect by reducing sales growth rates from historical norms. As a result of these emerging efficiencies and technologies, the Utility operating companies may lose customers or experience lower average use per customer in the residential and commercial classes, and continuing advances have the potential to further limit sales or sales growth in the future.

The Utility operating companies also may face competition from other companies offering products and services to Entergy’s customers. Advances in technology and changes in laws or regulations offer alternative methods of producing and/or consuming energy, some potentially at a reduced cost. The Utility operating companies’ future success will depend, in part, on our ability to anticipate and successfully adapt to technological developments and to offer services that meet customer demand. Failure to keep pace or manage the related costs of such changes or additional technology investments may limit customer growth and have an adverse effect on the Utility operating companies’ operations or could make the Utility operating companies less competitive and

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy negatively impact Entergy’s and the Utility operating companies’ financial condition, results of operations, and cash flows.

Electricity sales to industrial customers, in particular, benefit from steady economic growth and favorable commodity markets; however, industrial sales are or may be sensitive to changes in laws, regulations, trade-related governmental actions, including tariffs and other measures, or conditions in the markets in which its customers operate.  Negative changes in any of these or other factors, particularly sustained economic downturns or sluggishness, have the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The Utility operating companies also may not realize anticipated or expected growth in industrial sales, such as from large data center customers or electrification opportunities to help such customers achieve their environmental sustainability goals. This could occur because of changes in customers’ goals or business priorities, changes in environmental policies and priorities of federal, state, and local officials and other stakeholders, competition from other companies, or decisions by such customers to seek to achieve such objectives or goals through methods not offered by Entergy.

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

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through the end of 2027. Entergy’s ability to purchase

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past and may be subject to increased volatility due to the imposition of tariffs, domestic purchase requirements, supply chain disruptions, limitations or bans on importation of uranium or uranium products from foreign countries, evolving geopolitical conditions such as the wars between Russia and Ukraine and Israel and Hamas, the Nigerien coup, or shifting trade arrangements or sanctions between countries.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to inherent market uncertainties, as well as uncertainties arising from the factors described in the immediately preceding sentence, and price changes could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies and System Energy.

Entergy’s ability to assure uninterrupted nuclear fuel supply also depends upon the performance and reliability of conversion, enrichment, and fabrication services providers. These service providers are fewer in number than uranium suppliers. For conversion and enrichment services, Entergy diversifies its supply by supplier and country and may take special measures to ensure a reliable supply of enriched uranium for fabrication into nuclear fuel. For fabrication services, each plant is dependent upon the performance of the fabricator of that plant’s nuclear fuel; therefore, Entergy relies upon additional monitoring, inspection, and oversight of the fabrication process to assure reliability and quality of its nuclear fuel. Certain of the suppliers and service providers are located in or dependent upon foreign countries, such as Russia, and international sanctions, bans, retaliatory actions, or tariffs impacting trade with such countries could further restrict the ability of such suppliers or service providers to continue to supply fuel or provide such services at acceptable prices or at all.  While such suppliers have performed as expected to date, the future inability of suppliers to perform such obligations could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies and System Energy.

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

Certain of the Utility operating companies and System Energy are exposed to risks and costs related to operating and maintaining their nuclear power plants, and their failure to maintain operational efficiency at their nuclear power plants could result in a plant shutdown or operation at less than full capacity and could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

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

Certain of the Utility operating companies and System Energy incur costs for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the disposal of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs associated with on-site storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of the Yucca Mountain repository and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the NRC licensing of the Yucca Mountain repository is effectively at a standstill. These actions are prolonging the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and is in partial breach of its spent fuel disposal contracts, and Entergy has sued the DOE for such breaches, and has won and collected on judgments against the government totaling approximately $1.2 billion through 2024, and continues to be involved in litigation to recover damages.  Furthermore, Entergy is uncertain as to when the DOE will commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites and maintenance costs on existing storage facilities, including aging management of fuel storage casks, may increase.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy

Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 8 to the financial statements.

Certain of the Utility operating companies and System Energy may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act and/or by Nuclear Electric Insurance Limited (NEIL) in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy’s and their results of operations, financial condition, or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  As required by the Price-Anderson Act, the Utility operating companies and System Energy carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers, which is $500 million for each operating site. Claims for any nuclear incident exceeding that amount are covered under Secondary Financial Protection. The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool, which is referred to as Secondary Financial Protection, up to approximately $165.9 million per reactor.  With 95 reactors currently participating, this translates to a total public liability cap of approximately $15.8 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies and System Energy, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary insurance level, up to a maximum of approximately $165.9 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is approximately $830 million). The retrospective premium payment is currently limited to approximately $25 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $165.9 million cap.

NEIL is a utility industry mutual insurance company, owned by its members, including the Utility operating companies and System Energy. NEIL provides onsite property and decontamination coverage. All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the NEIL surplus (reserve) be significantly depleted due to insured losses.  The current maximum annual assessment amounts total approximately $72.2 million per occurrence for the Utility nuclear plants. The retrospective premium assessments are subject to change based on results of NEIL underwriting.

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

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies.  In addition, Entergy’s and the Registrant Subsidiaries’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service area with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, Hurricane Isaac in 2012, Hurricane Laura, Hurricane Delta, and Hurricane Zeta in 2020, and Winter Storm Uri and Hurricane Ida in 2021.  The occurrence of one or more contingencies, including an adverse decision or a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, changes in regulation, governmental policy (including tax and trade policy, such as increased tariffs) or governmental programs (including tax incentives or tax credits, loans, grants, guarantees, and other subsidies), or other unknown or unforeseen events, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy, the Utility operating companies, and System Energy, which in turn could negatively affect access to the capital markets.

The inability to raise capital on favorable terms, particularly during times of high interest rates and inflation, and uncertainty or reduced liquidity in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Access to capital markets could be restricted and/or borrowing costs could be increased due to certain sources of debt and equity capital being unwilling to invest in offerings to fund fossil fuel projects or companies that are impacted by extreme weather events or other catastrophes, that rely on fossil fuels, or that are impacted by risks related to climate change, or such sources of capital de-emphasizing their interest in investing in clean or renewable energy projects. Additionally, shifts in governmental policy surrounding tax incentives or tax credits, loans, grants, guarantees, and other subsidies may increase borrowing costs. Factors beyond Entergy’s control may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  These factors include depressed economic conditions, a recession, increasing interest rates, inflation, sanctions, trade restrictions, political instability, war, terrorism, and extreme volatility in the debt, equity, or credit markets. Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility, and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

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

Entergy’s and the Utility operating companies’ business, results of operations, and financial condition could be adversely affected by events beyond their control, such as public health crises, natural disasters, wildfires, geopolitical tensions, or other catastrophic events.

Entergy and the Utility operating companies could be adversely affected by various events beyond their control, including, without limitation, public health crises, natural disasters, wildfires, geopolitical tensions and other political instability, or other catastrophic events. Any of the foregoing, whether occurring locally, nationally, or globally, and the resulting effects thereof could lead to disruption of the general economy, impacts on the customers of the Utility operating companies, and disruption of the operations of Entergy’s subsidiaries, due to, among other things:

•supply chain, vendor, and contractor disruptions or other impacts, including those relative to any trade or tariff issues, as well as any shortages or delays in the availability of key components, parts, and supplies such as electronic components, steel, aluminum, and solar panels;
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
•increased storm recovery costs;
•increased cybersecurity risks as a result of many employees telecommuting and working partially remotely or geopolitical risks;
•volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities on favorable terms), which could in turn, cause a decrease in the value of its defined benefit pension and welfare benefit plan trusts or decommissioning trust funds;
•litigation;
•adverse impacts on Entergy’s credit metrics or ratings;

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

As with any company, Entergy’s and its Registrant Subsidiaries’ reputations are an important element of their ability to effectively conduct their businesses. Entergy’s and its Registrant Subsidiaries’ reputations could be harmed by a variety of factors, including: failure of a generating asset or supporting infrastructure; failure to restore power after a hurricane or other severe weather event or catastrophe in a manner perceived as timely by regulators or customers; the incurrence of storm restoration costs perceived as excessive by regulators or customers; failure to effectively manage land and other natural resources; failure to obtain land and secure permits for infrastructure investments; failure to execute on and/or obtain regulatory approvals for generation, transmission, or other facilities; real or perceived violations of environmental regulations, including those related to climate change; real or perceived issues surrounding the safety or environmental concerns regarding carbon capture and storage; real or perceived issues with Entergy’s safety culture; challenges or negative reaction to Entergy’s diversity, inclusion, and belonging efforts, or work culture and environment; challenges or negative reaction to Entergy’s climate goals; inability to meet their climate goals, including as a result of increased sales growth, or to achieve their human capital strategies, or failure to demonstrate meaningful progress toward such goals or strategies; deterioration in relations with bargaining employees and labor unions representing them; inability to effectively prepare for major storms and other weather events, including accelerated resilience planning and projects and challenges in execution thereof, including obtaining necessary regulatory approvals for scope and timing of such plans and projects; inability to keep their electricity rates stable; inability to provide quality customer service, including timely and accurate billing; involvement in a class-action or other high-profile lawsuit; significant delays in, or termination of, construction projects, including as a result of or in connection with changes in regulation or governmental policy (such as tax and trade policy, including increased tariffs and supply chain challenges) or governmental programs (such as tax incentives or tax credits, loans, grants, guarantees, and other subsidies); occurrence of or responses to cyber attacks, data breaches or physical- or cyber- security vulnerabilities; acts or omissions of Entergy management or acts or omissions of a contractor or other third party working with or for Entergy or its Registrant Subsidiaries, which actually or perceivably reflect negatively on Entergy or its Registrant Subsidiaries; measures taken to offset reductions in demand or to supply rising demand; a significant dispute with one of Entergy’s or its Registrant Subsidiaries’ customers or other stakeholders; or negative political and public sentiment resulting in a significant amount of adverse press coverage and other adverse statements affecting Entergy or its Registrant Subsidiaries.

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

Deterioration in Entergy’s or its Registrant Subsidiaries’ reputations may harm Entergy’s or its Registrant Subsidiaries’ relationships with their customers, regulators, and other stakeholders, may increase their cost of doing business, may interfere with their ability to attract and retain a qualified, inclusive, and diverse workforce with a wide variety of backgrounds, experiences, and perspectives, may impact Entergy’s or its Registrant Subsidiaries’ ability to raise debt capital, and may potentially lead to the enactment of new laws and regulations, or the modification of existing laws and regulations, that negatively affect the way Entergy or its Registrant Subsidiaries conduct their business, or may have a material adverse effect on their financial condition and results of operations.

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy

Recent U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, and cash flows.

The Tax Cuts and Jobs Act of 2017 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The Inflation Reduction Act of 2022 further significantly changed the U.S. Internal Revenue Code by, among other things, enacting a new corporate alternative minimum tax and expanding federal tax credits for clean energy production. The interpretive guidance issued by the IRS and state tax authorities may be inconsistent with Entergy’s own interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation. Further, changes in tax legislation or guidance, or uncertainties regarding the repeal, continuation, or interpretation of such tax legislation or guidance, could impact interpretation of and negotiations around certain contractual arrangements with counterparties, which could result in unfavorable changes to such arrangements or delays. In addition, the retail regulatory treatment of the expanded tax credits and corporate alternative minimum tax included in the Inflation Reduction Act of 2022, or any other changes to or repeal of such tax credits, could materially impact Entergy’s future cash flows, and this legislation and pending interpretive guidance could result in unintended consequences not yet identified that could have a material adverse impact on Entergy’s financial results and future cash flows.

Based on current IRS guidance and current internal forecasts, Entergy and the Registrant Subsidiaries may become subject to the corporate alternative minimum tax included in the Inflation Reduction Act of 2022 beginning in the next two to four years.

The tax rate decrease included in the Tax Cuts and Jobs Act required Entergy to record a regulatory liability for income taxes payable to customers. Such regulatory liability for income taxes is described in Note 3 to the financial statements.

See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act on 2024, 2023, and 2022 results of operations and financial condition, the provisions of the Tax Cuts and Jobs Act, and Note 2 to the financial statements for discussion of the regulatory proceedings that have considered the effects of the Tax Cuts and Jobs Act. For further discussion of the effects of the Inflation Reduction Act of 2022, see the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 3 to the financial statements.

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

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy

Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to execute on their growth strategies and to complete strategic transactions, is subject to significant risks, and, as a result, they may be unable to achieve some or all of the anticipated results of such strategies.

Entergy and its subsidiaries’ future prospects and results of operations significantly depend on their ability to successfully implement their business strategies, including executing on their growth strategy and achieving Entergy’s climate goals and commitments, which are subject to business, regulatory, economic, shareholder activism and other risks and uncertainties, many of which are beyond their control. As a result, Entergy and its subsidiaries may be unable to fully achieve the anticipated results of such strategies.

Entergy and its subsidiaries anticipate a high level of load growth in their industrial and large commercial customer segments, including from large data centers owned by a small number of large customers. Entergy and its subsidiaries may be unsuccessful in capturing such opportunities or the opportunities to serve these new large customers may not materialize to the degree currently expected. Entergy and its subsidiaries also may not have access to the capital needed to finance the incremental growth on terms and conditions satisfactory to Entergy or its subsidiaries and consistent with the maintenance of satisfactory credit ratings. Entergy and its subsidiaries may fail to execute within currently expected time frames or within currently expected costs, due to a number of factors, including failure to obtain, or any delay in obtaining, regulatory approval, shortages of qualified labor, supply chain constraints, other cost pressures, or inadequate project management and execution. Entergy and its subsidiaries may not be able to adequately protect contractually against the risks inherent in relying on such rapid growth within a small number of large customers concentrated in a single industry. These customers may represent a high percentage of total sales, revenues, and cash flow with respect to the applicable Utility operating company and thereby create business and credit concentration risks which Entergy and its subsidiaries may not be able to fully mitigate.

Additionally, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring, or other strategic transactions. For example, each of Entergy Louisiana and Entergy New Orleans have entered into purchase and sale agreements to sell their respective regulated natural gas local distribution company businesses to a third-party. Also, a significant portion of Entergy’s utility business plan over the next several years includes the construction and/or purchase of several natural gas plants and solar facilities. These or other transactions and plans are or may become subject to regulatory approval and other material conditions or contingencies, including increased costs or delays resulting from supply chain disruptions, import tariffs, and other issues. The failure to complete these transactions or plans or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s or its subsidiaries’ financial condition or results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, these transactions, and any completed or future strategic transactions, involve substantial risks, including the following:

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
•shifting governmental policies may impact government support for capital projects, including tax incentives or tax credits, grants, guarantees, or other subsidies; and

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy

•Entergy or its subsidiaries otherwise may be unable to achieve the full strategic and financial benefits that they anticipate from the transaction, or such benefits may be delayed or may not occur at all.

Entergy and its subsidiaries may not be successful in managing these or any other significant risks that they may encounter in acquiring or divesting a business, or engaging in other strategic transactions, which could have a material effect on their business, financial condition, or results of operations.

The success of certain Utility operating companies’ investments in new generation and transmission assets to support large-scale data centers depends on a limited number of customers, the continued demand for electricity to power data centers, and the successful completion of the associated generation and transmission projects. Any reduction in the demand for electricity to power data centers or delays or unexpected costs associated with such projects may harm the growth prospects, future operating results, and financial condition of Entergy and these Utility operating companies.

Subject to pending regulatory approvals, certain Utility operating companies are planning to make significant infrastructure investments in new solar projects, natural gas power plants, and other transmission and generation assets to power new large-scale data centers. These infrastructure investments are being made primarily in connection with electric service agreements with a small number of customer representing significant new load to provide power for new data centers being constructed to support artificial intelligence and other technology capabilities. The Utility operating companies continue to explore similar opportunities and may engage in additional similar transactions in the future.

This concentration of business with a small number of customers in an industry based on emerging technologies, including artificial intelligence and machine learning, presents several risks for these Utility operating companies. These technologies and their related business applications have developed rapidly in recent years and continue to develop. Entergy cannot predict the rate at which or the extent to which these emerging technologies will be broadly adopted and successful as business models. Changes in industry practice or advances in these technologies could reduce the demand for electricity to power data centers. Additionally, these customers may experience business downturn, which may cause the loss of these customers or may weaken their financial condition. Similarly, customers may reduce their investment in these new technologies or abandon them entirely.

Any of these situations may result in the early termination or non-renewal of these customers’ electric service agreements or renewal on terms less favorable to the Utility operating company. Our electric service agreements with these customers include provisions for early termination payments in certain circumstances, but they do not fully protect against these risks. In the event a customer does not renew its electric service agreement, the Utility operating companies are also subject to the risk that they may not be able to enter into services agreements with new customers or that the terms of any new agreements may be less favorable to the Utility operating companies. While the assets constructed to serve these customers may otherwise be useful in the Utility operating companies’ business, there is a risk that the Utility operating companies may not be able to fully recover their investment in or a return on those assets, either through retail or wholesale rates. The small number of such customers and scale of the investment required to support those customers exacerbates this risk.

The success of these Utility operating companies’ investments in new generation and transmission assets to support large-scale data centers depends on the successful completion of large capital projects to provide electricity to these data centers. As discussed elsewhere in this report, the ability to complete large capital projects is dependent upon several factors, including, among others, the ability to obtain financing of such projects on satisfactory terms and conditions, secure regulatory permits, secure sufficient land for the siting of solar panels and power generation facilities, obtain and maintain MISO interconnection queue positions and otherwise obtain necessary interconnection or transmission service in MISO, and hire qualified labor, as well as levels of public support or opposition to these projects, and suppliers’ and contractors’ performance and ability to fulfill their obligations under contracts. Successful completion of these projects may be further influenced by changes in law or regulation, such as environmental compliance requirements or MISO tariff rules and processes, direct and indirect

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy trade and tariff issues, including those associated with imported solar panels, as well as supply chain delays or disruptions, workforce challenges, and other events beyond the control of these Utility operating companies. The occurrence of any of these events may materially affect the schedule, cost, and performance of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments or face increased risk of potential write-offs of their investments in these projects or incur other costs or risks, including MISO market risks or charges. For additional information concerning these Utility operating companies’ investments in new generation to support large-scale data centers, see “Utility - Property and Other Generation Resources - Provision of Service to Large-Scale Data Center Customers” in Part I, Item 1.

The business, results of operations and financial condition of Entergy and these Utility operating companies could be materially adversely affected as a result of any or all of these factors.

The completion of capital projects, including the construction of power generation facilities, and other capital improvements, involve substantial risks.  Should such efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete capital projects, including the construction of power generation facilities, or make other capital improvements, such as transmission and distribution infrastructure replacements or upgrades, in a timely and cost-effective manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise, escalating costs for materials, labor, and environmental compliance, reliance on suppliers for timely and satisfactory performance, delays and cost increases, and supply chains and material constraints, including those that may result from major storm events, both within and outside of Entergy’s service area.  Certain events may occur that may materially affect the schedule, cost, and performance of these projects. These events may relate to the actual siting and construction process, such as facing public opposition; delays in obtaining permits; challenges in securing sufficient land for the siting of solar panels, power generation facilities, and large transmission projects; shortages in materials and qualified labor; suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts; supply chain delays or disruptions; and changes in the scope and timing of projects. Various economic and financial factors may include poor quality initial cost estimates from contractors; the inability to raise capital on favorable terms; changes in commodity prices affecting revenue, fuel costs, or materials costs; and downward changes in the economy. Regulatory and legal issues include items such as changes in law or regulation, including environmental compliance requirements; and further direct and indirect trade and tariff issues, including those associated with imported solar panels or other goods or products required to complete major capital projects. Additionally, other events beyond the control of the Utility operating companies may occur that may materially affect the schedule, cost, and performance of these projects.

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

Entergy relies on a large and changing workforce, including employees, contractors, and temporary staffing. Certain factors, such as an aging workforce, mismatching of skill sets for current and future needs, failing to appropriately anticipate future workforce needs, workforce impacts from public health concerns, challenges competing with other employers offering fully remote or more flexible work options, rising salary and other labor costs, unavailability of contract resources, and labor disputes and work disruptions may lead to operating challenges and increased costs. The challenges include inability to attract or retain talent, lack of resources, loss of knowledge base, and the time required for skill development. Costs, including costs for contractors to replace employees, productivity costs, and safety costs, may increase. Failure to hire and adequately train replacement employees, or the future availability and cost of contract labor, may adversely affect the ability to manage and operate the business, especially considering the specialized workforce needs associated with nuclear generation facilities and new skills required to develop and operate a modernized, technology-enabled, and lower carbon power grid. If Entergy and its subsidiaries are unable to successfully attract, retain, and manage an appropriately qualified workforce and/or retain sufficient skilled contract labor resources to supplement the workforce, their results of operations, financial position, and cash flows could be negatively affected.

Entergy and its subsidiaries, including the Utility operating companies and System Energy, may incur substantial costs to fulfill their obligations related to environmental and other matters.

The businesses in which Entergy’s subsidiaries, including the Utility operating companies and System Energy, operate are subject to extensive existing environmental regulation by local, state, and federal authorities.  These laws and regulations affect the manner in which the Utility operating companies and System Energy conduct their operations and make capital expenditures.  These laws and regulations also affect how Entergy’s subsidiaries, including the Utility operating companies and System Energy, manage air emissions, discharges to water, wetlands impacts, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, certain migratory birds and eagles, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the implementing agencies’ permitting and enforcement decisions.  Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies and System Energy to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, Entergy and its subsidiaries, including the Utility operating companies and System Energy, are subject to potential liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies and System Energy and of property potentially contaminated by hazardous substances they generate.  The Utility operating companies currently are involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  Entergy’s subsidiaries, including the Utility operating companies and System Energy, have incurred and expect to incur significant costs related to environmental compliance.

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

In an effort to address climate change concerns, some federal, state, and local authorities have been calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, the EPA, various environmental interest groups, and other organizations have focused considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  The EPA has promulgated regulations controlling greenhouse gas emissions from certain vehicles, and has proposed regulations for new, existing, and significantly modified stationary sources of emissions, including electric generating units. Such regulations continue to evolve. Various states and regions of the U.S. have taken action to establish greenhouse gas limitations and trading programs. In Louisiana, the former Office of the Governor announced in 2020 the creation of a Climate Initiatives Task Force and issued an executive order that established a path to net-zero emissions by 2050, while in 2021, the City Council of New Orleans passed a renewable and clean portfolio standard that sets a goal of net-zero emissions by 2040 and absolute zero emissions by 2050. The impact that continued changes in the governmental response to climate change risk and any judicial interpretation thereof will have on existing and pending environmental laws and regulations related to greenhouse gas emissions currently is unclear.

Developing and implementing plans for compliance with greenhouse gas emissions reduction or reporting or clean/renewable energy requirements, or for achieving voluntary climate commitments can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. The operations of low or non-emitting generating units (such as nuclear units and solar facilities) at lower than expected capacity factors could require increased generation from higher emitting units, thus increasing Entergy’s greenhouse gas emission rate. Similarly, increased load growth and the natural gas generation required to meet that increased demand could result in an increase in Entergy’s absolute greenhouse gas emissions. Moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  These requirements could, in turn, lead to changes in the planning or operations of balancing authorities or organized markets in areas where Entergy’s subsidiaries, including the Utility operating companies or System Energy, do business. Violations of such requirements may subject the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  Further, real or perceived violations of environmental regulations, including those related to climate change, or inability to meet Entergy’s voluntary climate commitments, could negatively impact Entergy’s reputation or inhibit Entergy’s ability to pursue its decarbonization objectives. To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might attempt to deny or defer timely recovery of these costs.

Future changes in regulation or policies governing the reporting or emission of, or government programs relating to, CO2 and other greenhouse gases or mix of generation sources could (i) result in significant additional costs to Entergy’s Utility operating companies, their suppliers, or customers; (ii) make some of Entergy’s electric generating units uneconomical to maintain or operate; (iii) result in the early retirement of generation facilities and

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy stranded costs if Entergy’s Utility operating companies are unable to fully recover the costs and investment in generation; (iv) increase the difficulty that Entergy and its Utility operating companies have with obtaining or maintaining required environmental regulatory approvals; and (v) cause the financing needs of Entergy and its subsidiaries to increase should such changes result in a repeal or limitation on government tax credits, loans, grants, guarantees, or other subsidies incentivizing the development or utilization of alternative sources of generation , each of which could materially affect the financial condition, results of operations, and liquidity of Entergy and its subsidiaries.  In addition, lawsuits have occurred or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits may seek injunctive relief, monetary compensation, and punitive damages.

In March 2019, Entergy voluntarily set a climate goal to achieve a 50 percent reduction in its carbon emission rate from the year 2000 by 2030. In September 2020, Entergy voluntarily committed to achieving net zero carbon emissions by 2050. In November 2022, Entergy voluntarily set a climate goal to achieve 50 percent carbon-free energy capacity by 2030. Due to stronger than initially expected sales growth, likely necessitating the development of new generation capacity that is not carbon-free, Entergy expects that achievement of the 50% carbon-free energy generating capacity goal will be delayed for a period beyond 2030 that has not yet been determined. In addition, achievement of the 2030 emission rate goal could also be challenged as a result of the forecasted and future sales growth. Further risks to achieving the 2030 and 2050 goals include, among other things, the ability to execute on renewable resource plans, regulatory approvals, customer demand for carbon-free energy that exceeds Entergy’s or its Utility operating companies’ ability to add lower carbon or carbon-free capacity, load growth, potential tariffs, carbon policy and regulation at the federal or state level, including mandates related to reliability standards, and supply chain costs and constraints. Technology research and development, innovation, and advancements in carbon-free generation are also critical to Entergy’s ability to achieve its 2050 commitment. Entergy cannot predict the ultimate impact of achieving these objectives, or the various implementation aspects, on its system reliability, or its results of operations, financial condition, or liquidity.

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

Due in part to the recent increase in frequency and intensity of major storm activity along the Gulf Coast, Entergy has and continues to pursue and execute on plans to accelerate investments that would enhance the resilience of the electric systems of the Utility operating companies to enable them to better withstand major storms or other significant events, to mitigate the cost of restoration of the electric system after major storms or other significant events, to enable more rapid restoration of electricity after major storm or other significant adverse events, and to deliver electricity to critical customers more immediately after such events. These plans are generally subject to approval by the Utility operating companies’ retail regulators and may not be approved in full or at all. Certain accelerated resilience plans of the Utility operating companies have received regulatory approval for a limited scope and duration, generally at levels less than those proposed to the regulators. The Utility operating companies may not be able to successfully execute such plans and projects in the time and manner planned and there are risks regarding the ability to demonstrate the efficacy of the accelerated resilience investments in mitigating storm impacts, as well as in seeking and obtaining regulatory approval for additional accelerated resilience plans and projects that may be necessary. The need for this investment and these expenditures could give

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy rise to execution, liquidity, capital or other financing-related risks as well as result in upward pressure on the retail rates of the Utility operating companies, which, particularly when combined with upward pressure resulting from the recovery of the costs of recent and future storms, may result in adverse actions by the Utility operating companies’ retail regulators or effectively limit the ability to make other planned capital or other investments.

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

The risk management practices of the Utility operating companies and Entergy's non-utility business are exposed to the risk that counterparties that owe Entergy and its subsidiaries performance of certain obligations, money, energy, or other commodities will not perform their obligations.  If counterparties to these arrangements, such as counterparties to large customer electric service agreements or hedging arrangements, fail to perform, Entergy or its subsidiaries may seek to enforce its contractual protections, but may be unsuccessful, such as in recovering proceeds adequate to cover the related obligations, which could materially affect the applicable Utility operating company or Entergy’s non-utility business, despite any contractual protections.

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

As an operator of critical infrastructure, Entergy and its subsidiaries face a heightened risk of physical attacks or acts or threats of terrorism, cyber attacks, including ransomware and phishing attacks, business email compromises, viruses, malicious code, and data breaches, whether as a direct or indirect act against one of Entergy’s generation, transmission or distribution facilities, operations centers, infrastructure, or information technology systems used to manage, monitor, and transport power to customers and perform day-to-day business functions as well as against the systems of critical suppliers and contractors or other third parties interconnected through the grid. Like many businesses and operators of critical infrastructure, Entergy and its subsidiaries and their third-party suppliers have in the past and, will in the future, continue to be subject to cyber attacks, cybersecurity threats and attempts to compromise and penetrate the information technology systems of Entergy and its subsidiaries and disrupt their operations.

Entergy and its subsidiaries operate in a business that requires evolving and advanced information technology systems that include sophisticated data collection, processing systems, software, network infrastructure, and other technologies that are becoming more complex and may be subject to mandatory and prescriptive reliability and security standards. The functionality of Entergy’s technology systems depends on its own and its suppliers’ and their contractors’ technology. Suppliers’ and their contractors’ technology systems to which Entergy is connected directly or indirectly support a variety of business processes and activities to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of customers, employees, and others, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply-chain activities. Any significant failure, misconfiguration, or malfunction of such information technology systems could result in loss of or inappropriate access to data or disruptions of operations.

There have been attacks and threats of attacks on energy infrastructure by cyber actors, including those associated with foreign governments. Further, attacks may become more frequent in the future as technology becomes more prevalent and sophisticated in energy infrastructure. An attack could affect Entergy’s or its subsidiaries’ ability to operate, including its ability to operate the information technology systems and network infrastructure on which it relies to conduct business.

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy

Given the fraught geopolitical landscape and rapid technological advancements of existing and emerging threats, including threats fueled by artificial intelligence, Entergy’s technology systems remain inherently vulnerable despite implementations and enhancements of the multiple layers of security and controls. In addition, the prevalent use of smartphones, tablets, and other wireless devices, as well as ongoing remote or hybrid work-from-home arrangement for a significant portion of Entergy’s employees and those of its contractors and vendors may also heighten these risks. If Entergy’s or its subsidiaries’ technology systems, or those of critical suppliers or contractors or other third parties interconnected through the grid or otherwise, were compromised and unable to detect or recover in a timely fashion to a normal state of operations, Entergy or its subsidiaries could be unable to perform critical business functions that are essential to the company’s well-being and could result in a loss of or inappropriate access to its confidential, sensitive, and proprietary information, including personal information of its customers, employees, suppliers, and others in Entergy’s care. We cannot anticipate, detect, or implement fully preventive measures against all cybersecurity threats.

Any such attacks, failures, or data breaches could have a material effect on Entergy’s and the Registrant Subsidiaries’ business, financial condition, results of operations or reputation. Although Entergy and the Registrant Subsidiaries purchase insurance for cyber attacks and data breaches, such insurance prices have increased substantially, and coverage may not be adequate to cover all losses that might arise in connection with these incidents. Such incidents may also expose Entergy to an increased risk of litigation (and associated damages and fines). For information on our cybersecurity risk management, strategy, and governance, see “Item 1C. Cybersecurity” in Part I, Item 1C.

Entergy and the Registrant Subsidiaries are subject to risks associated with their ability to obtain adequate insurance at acceptable costs.

The global economic cost to insurers resulting from cyber attacks, natural disasters, wildfires, and other catastrophic events, in addition to an increased focus on climate issues, has had and may continue to have disruptive effects on insurance markets. The availability of insurance capacity may decrease, and the insurance policies that Entergy or the Registrant Subsidiaries are able to obtain may have higher deductibles, higher premiums, and more restrictive terms and conditions. Further, the insurance policies of Entergy or the Registrant Subsidiaries may not cover all of their potential exposures or actual amounts of losses incurred.

Significant increases in commodity prices, the prices of other materials and supplies, and operation and maintenance expenses may adversely affect Entergy's results of operations, financial condition, and liquidity.

Entergy and its subsidiaries have observed and expect continued inflationary pressures related to commodity prices, other materials and supplies, and operation and maintenance expenses, including in the areas of labor, health care, and pension costs. The contracts for the construction of certain of the Utility operating companies’ generation facilities also have included, and in the future may include, price adjustment provisions that, subject to certain limitations, may enable the contractor to increase the contract price to reflect increases in certain costs of constructing the facility. These inflationary pressures could impact the ability of Entergy and its subsidiaries to control costs and/or make substantial investments in their businesses, including their ability to recover costs and investments, and to earn their allowed return on equity within frameworks established by their regulators while maintaining affordability of their services for their customers, in addition to having unpredictable effects on Entergy’s customers. Increases in commodity prices, the prices of other materials and supplies, and operation and maintenance expenses, including increasing labor costs and costs and funding requirements associated with Entergy's defined benefit retirement plans, health care plans, and other employee benefits, could increase their financing needs and otherwise adversely affect their results of operations, financial condition, and liquidity.

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

(Entergy Corporation and System Energy)

System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on sales to affiliated companies for all of its revenues. Certain contractual arrangements relating to System Energy, the affiliated companies, and these revenues are the subject of ongoing litigation and may be subject to future such litigation and regulatory proceedings.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies (other than Entergy Texas) as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which currently expires in November 2044. System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies (other than Entergy Texas) under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. The Unit Power Sales Agreement has in the past been the subject of significant litigation, including claims for refunds and rate adjustments, and is currently the subject of a litigation proceeding at the FERC with respect to System Energy’s inclusion of pre-paid and accrued pension costs in rates. Entergy cannot predict with certainty the outcome of this proceeding or any future proceedings that may arise with respect to the Unit Power Sales Agreement.

See Note 2 to the financial statements for further discussion of the litigation proceedings that have been settled at the FERC. System Energy agreed to implement certain protocols for providing retail regulators with information regarding rates billed under the Unit Power Sales Agreement.

For information regarding the Unit Power Sales Agreement and certain other agreements relating to certain Entergy System companies’ support of System Energy, see Note 8 to the financial statements and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

(Entergy Corporation)

Entergy’s non-utility operations are subject to substantial governmental regulation and may be adversely affected by legislative, regulatory, or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

Entergy’s non-utility operations, including wholesale sales of electricity, are subject to regulation under federal, state, and local laws. Compliance with the requirements under these various regulatory regimes may cause Entergy’s non-utility operations to incur significant additional costs, and failure to comply with such requirements could result in the imposition of liens, fines, and/or civil or criminal liability. If Entergy’s non-utility operations

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy were deemed to violate market behavior rules, the FERC can impose potential penalties of up to $1.544 million per day for each violation by any such entity of market-based rate rules and regulations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Entergy and the Registrant Subsidiaries maintain a security-risk-management system with defined roles, duties, governance, and accountability. Under this physical- and cyber-risk model, Entergy and the Registrant Subsidiaries streamline security into a centralized program. The Chief Security Officer (CSO) is responsible for establishing the security and reliability risk strategy, setting policies, monitoring controls and compliance, providing support activities, and reporting on the security program. The Chief Information Security Officer (CISO) is responsible for establishing the cybersecurity strategy and implementing physical and cyber security systems for the security program. The Chief Information Officer (CIO) is responsible for ensuring that Entergy’s information technology infrastructure is secure and reliable. The Chief Ethics & Compliance Officer works with the CSO to address requirements of external security-related regulations, and where applicable, incorporate them into business policies. Management is responsible for identifying and managing risk directly through execution of the security program and compliance with security policies. Entergy and the Registrant Subsidiaries’ risk management model addresses compliance with certain regulatory constructs, such as the NERC Reliability Standards, the NRC Code of Federal Regulations, the Payment Card Industry Data Security Standard, and the Health Insurance Portability and Accountability Act, among other regulations. Entergy and the Registrant Subsidiaries’ risk management model continuously evolves to improve and implement protections, controls, and monitoring to mitigate risks to their part of North America’s electric grid, to protect sensitive information, and to maintain secure business operations. Entergy and the Registrant Subsidiaries manage cybersecurity threats as an enterprise risk with close coordination and information sharing with its federal, state, and local partners. Entergy and the Registrant Subsidiaries also engage with local, state, and federal law enforcement agencies on initiatives to share threat information and participate in a wide range of industry collaborations and classified briefings on cybersecurity developments and evolving risks.

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

As cybersecurity risks continue to evolve with multiple threat vectors, Entergy and the Registrant Subsidiaries maintain a comprehensive security strategy to keep current with the changing threats. To inform this effort, Entergy and the Registrant Subsidiaries utilize the National Institute of Standards and Technology Cybersecurity Framework, which consists of standards, guidelines, and best practices to manage cybersecurity risk across the enterprise. A risk-based approach is used to direct security initiatives to the most significant risks and provide the most value in terms of risk reduction and protection. Entergy and the Registrant Subsidiaries use a vendor risk management program to assess and monitor security risks that arise from certain third-party vendors. In addition, Entergy and the Registrant Subsidiaries utilize technology and threat-intelligence services to assess and continuously monitor the cybersecurity risk of key vendors, as identified through the vendor risk management program.

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

Corporate Governance

The Board of Directors is responsible for oversight of the identification, management, and mitigation of enterprise-wide risk, including cybersecurity risk. The Audit Committee has the primary responsibility for overseeing risk management, including oversight of cybersecurity risk management practices and performance. The Audit Committee generally receives reports at each regular quarterly meeting provided by the CSO, the CISO, the CIO, and the General Auditor on the cybersecurity management program. The reports focus on the programs and protocols in place to mitigate cybersecurity risks, led by the CSO. Among other things, the reports may include: recent cyber risk and cybersecurity developments; industry engagement activities; legislative and regulatory developments; cyber-risk governance and oversight; selected cyber risk metrics and activities; cyber risk incident response plans and strategies; cybersecurity drills and exercises; assessments by third party experts and Internal Audit; and major projects and initiatives.

While the Board of Directors and Audit Committee oversee cybersecurity risk management, Entergy’s management is responsible for managing cybersecurity risk. Entergy and the Registrant Subsidiaries’ security-risk-management system, as discussed above, is comprised of a three lines of defense model to enhance risk management efforts and define roles in the security program. The first line of defense, comprised of business units performing operational functions, including the CISO and CIO, is responsible for identification and management of security and reliability risks directly through design, implementation, and execution of control activities. The second line of defense, comprised of the CSO and Chief Security Office, performs and supports security and reliability risk management and governs and oversees the execution of security and reliability controls by the first line of defense. Ownership of specific security operations may migrate from a business unit in the first line of defense to the second line of defense, as determined to be appropriate by the Chief Security Office. The third line of defense, which includes Internal Audit, independent third parties, and certain regulatory constructs, such as the NERC Reliability Standards and the NRC Cyber Rule, provides assurance of selective actions taken by the first and second lines of defense to senior management and the Board of Directors.

Entergy’s CSO is responsible for overseeing physical, cyber, and reliability risk, including governance, compliance, and threat intelligence. The CSO’s background includes serving as the Global Lead Business Information Security Officer for a multinational pharmaceutical and biotechnology company, Vice President of Cybersecurity Solutions for an international consulting firm, and an operations manager for a multinational technology company. The CSO is also a former intelligence officer in the U.S. Marine Corps, with experience in

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy the Fleet Marine Force, Joint Staff J-2/Defense Intelligence Agency, and Headquarters Marine Corps Command, Control, Communications, and Computers (C4I). The CSO participated in numerous exercises and crisis operations during his time in the military. The CSO is a member of the Information Systems Audit and Control Association and a certified Information Privacy Manager from the International Association of Privacy Professionals. The CSO also completed the Harvard Kennedy School Executive Education Program in Cybersecurity and the FBI Domestic Security Executive Academy.

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

Entergy’s CIO is responsible for ensuring that the organization’s information technology systems, infrastructure, and applications are designed, implemented, and maintained to provide secure and reliable performance in support of Entergy’s business objectives. The CIO establishes and enforces IT policies, procedures, and controls to mitigate information technology policies, procedures, and controls to mitigate information technology-related risks and provides guidance and support to the business units in the effective use of information technology resources and the management of information technology-related risks. By fulfilling these responsibilities across the three lines of defense model, the CIO plays a critical role in ensuring that Entergy’s information technology-related risks are effectively identified, managed, and mitigated, thereby supporting Entergy’s overall risk management and governance framework. The CIO’s background includes serving in senior leadership roles, including CIO for multiple global manufacturing companies, serving on the board of directors for a telecommunications company, and consulting leadership positions providing services for numerous large, global organizations.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2024 Compared to 2023

Net Income

Net income decreased $77.4 million primarily due to a $159.6 million reduction in income tax expense in 2023 as a result of the resolution of the 2016-2018 IRS audit and a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. The decrease was partially offset by write-offs of $78.4 million ($58.8 million net-of-tax) in third quarter 2023 as a result of Entergy Arkansas’s approved motion to forgo recovery of identified costs resulting from the 2013 ANO stator incident, higher retail electric price, higher volume/weather, and higher other income. See Note 3 to the financial statements for further discussion of the resolution of the 2016-2018 IRS audit. See Note 2 to the financial statements for discussion of the opportunity sales proceeding. See Note 8 to the financial statements for further discussion of the ANO stator incident and the approved motion to forgo recovery.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2024 to 2023:

Amount
(In Millions)
2023 operating revenues	$2,646.4
Fuel, rider, and other revenues that do not significantly affect net income	(202.1)
Retail one-time bill credit	(92.3)
Volume/weather	37.8
Retail electric price	70.4
2024 operating revenues	$2,460.2

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy Arkansas previously recorded a regulatory liability for the effects of the System Energy settlement with the APSC. See Note 2 to the financial statements for discussion of the System Energy settlement with the APSC and discussion of the Grand Gulf credit rider.

The volume/weather variance is primarily due to an increase in residential and industrial usage. The increase in residential usage is primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily new customers in the technology industry, and an increase in demand from small industrial customers.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2024. See Note 2 to the financial statements for discussion of the 2023 formula rate plan filing.

Total electric energy sales for Entergy Arkansas for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	7,658	7,610	1
Commercial	5,583	5,584	—
Industrial	10,179	9,095	12
Governmental	185	192	(4)
Total retail	23,605	22,481	5
Sales for resale:
Associated companies	2,039	2,218	(8)
Non-associated companies	4,058	5,777	(30)
Total	29,702	30,476	(3)

See Note 19 to the financial statements for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $11.2 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•the effects of recording a final judgment in first quarter 2023 to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $10.3 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and
•an increase of $7.2 million in compensation and benefits costs primarily due to higher healthcare claims activity, including lower prescription drug rebates in 2024 as compared to 2023, and higher incentive-based accruals in 2024 as compared to 2023.

The increase was partially offset by:

•a decrease of $11.3 million in nuclear generation expenses primarily due to lower nuclear labor costs;
•a decrease of $8.8 million in power delivery expenses primarily due to lower vegetation maintenance costs; and
•a decrease of $4.4 million in non-nuclear generation expenses primarily due to a lower scope of work during plant outages performed in 2024 as compared to 2023.

Asset write-offs includes:

•a $131.8 million charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. See Note 2 to the financial statements for discussion of the opportunity sales proceeding; and
•the effects of Entergy Arkansas forgoing recovery of identified costs resulting from the 2013 ANO stator incident. In third quarter 2023, Entergy Arkansas recorded write-offs of its regulatory asset for deferred

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

fuel of $68.9 million and the undepreciated balance of $9.5 million in capital costs related to the ANO stator incident. See Note 8 to the financial statements for further discussion of the ANO stator incident and the approved motion to forgo recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Walnut Bend Solar facility, which was placed in service in September 2024.

Other regulatory charges (credits) - net includes:

•the reversal in third quarter 2024 of a $92.3 million regulatory liability recognized for the obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements for discussion of the System Energy settlement with the APSC and discussion of the Grand Gulf credit rider; and
•a regulatory credit of $15.5 million, recorded in fourth quarter 2024, to reflect the amount of the 2023 historical year netting adjustment included in the 2024 formula rate plan filing that it expects to collect from its customers during the 2025 rate effective period. See Note 2 to the financial statements for discussion of the 2024 formula rate plan filing.

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
•higher interest earned on money pool investments;
•a decrease of $12.9 million in non-service pension costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2024, including the Driver Solar facility and the Walnut Bend Solar facility projects.

Interest expense increased primarily due to the issuances of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024, and the issuance of $300 million of 5.30% Series mortgage bonds in August 2023. The increase was partially offset by:

•the repayment of $375 million of 3.70% Series mortgage bonds in June 2024;
•the repayment of $250 million of 3.05% Series mortgage bonds in June 2023; and
•an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2024, including the Driver Solar facility and the Walnut Bend Solar facility projects.

The effective income tax rates were 18.9% for 2024 and (33.3%) for 2023. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of results of operations for 2023 compared to 2022.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,632	$5,278	$12,915

Net cash provided by (used in):
Operating activities	978,680	941,021	699,732
Investing activities	(1,732,630)	(1,032,952)	(852,794)
Financing activities	755,065	90,285	145,425
Net increase (decrease) in cash and cash equivalents	1,115	(1,646)	(7,637)

Cash and cash equivalents at end of period	$4,747	$3,632	$5,278

2024 Compared to 2023

Operating Activities

Net cash flow provided by operating activities increased $37.7 million in 2024 primarily due to:

•lower fuel and purchased power payments;
•the timing of payments to vendors;
•a decrease of $34.1 million in storm spending in 2024 as compared to 2023;
•higher collections from customers; and
•the receipt of $92.7 million in settlement proceeds in 2024 as a result of the System Energy settlement with the APSC, which was subsequently refunded to retail customers in third quarter 2024 with one-time bill credits through the Grand Gulf credit rider. See Note 2 to the financial statements for discussion of the System Energy settlement with the APSC and discussion of the Grand Gulf credit rider.

The increase was partially offset by:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•an increase of $43.5 million in interest paid;
•the refund of $41.7 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

filed with the FERC. The refund was subsequently applied to the under-recovered deferred fuel balance. See Note 2 to the financial statements for further discussion of the refund and the related proceedings;
•$23.2 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and
•an increase of $8.1 million in spending on nuclear refueling outages in 2024 as compared to 2023.

Investing Activities

Net cash flow used in investing activities increased $699.7 million in 2024 primarily due to:

•the initial and substantial completion payments totaling approximately $392.8 million in 2024 for the purchase of the Driver Solar facility;
•the initial and substantial completion payments totaling approximately $240.4 million in 2024 for the purchase of the West Memphis Solar facility;
•the initial and substantial completion payments totaling approximately $185.5 million in 2024 for the purchase of the Walnut Bend Solar facility;
•an increase of $18.7 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2024;
•$17.9 million in proceeds received from the DOE in April 2023 resulting from litigation regarding spent nuclear fuel storage costs that were previously recorded as construction expenditures. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and
•an increase in cash used of $13.7 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by a decrease of $156.1 million in distribution construction expenditures and a decrease of $15.6 million in transmission construction expenditures, both primarily due to lower capital expenditures for storm restoration in 2024. See Note 14 to the financial statements for discussion of the Driver Solar facility, the West Memphis Solar facility, and the Walnut Bend Solar facility purchases.

Financing Activities

Net cash flow provided by financing activities increased $664.8 million in 2024 primarily due to:

•the issuances of $400 million of 5.45% Series mortgage bonds and $400 million of 5.75% Series mortgage bonds, each in May 2024;
•capital contributions of approximately $695 million received from Entergy Corporation in 2024 to partially finance the acquisitions of the Walnut Bend Solar facility, the West Memphis Solar facility, and the Driver Solar facility;
•the repayment, at maturity, of $250 million of 3.05% Series mortgage bonds in June 2023;
•a decrease of $107 million in common equity distributions paid in 2024 in order to maintain Entergy Arkansas’s capital structure;
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024;
•the repayment, at maturity, of $40 million of 3.17% Series M notes by the Entergy Arkansas nuclear fuel company variable interest entity in December 2023; and
•an increase of $18.4 million in advance payments from customers for construction for transmission, distribution, and generator interconnection agreements.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•the issuance of $425 million of 5.15% Series mortgage bonds in January 2023;
•the repayment, at maturity, of $375 million of 3.70% Series mortgage bonds in June 2024;
•the issuance of $300 million of 5.30% Series mortgage bonds in August 2023;
•net repayments of $47.7 million in 2024 as compared to net long-term borrowings of $70.2 million in 2023 on the nuclear fuel company variable interest entity’s credit facility; and
•money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $130.2 million in 2024 compared to decreasing by $35.4 million in 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 5 to the financial statements for further details of long-term debt.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of operating, investing, and financing cash flow activities for 2023 compared to 2022.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to capital contributions of $695 million received from Entergy Corporation in 2024, partially offset by the net issuance of long-term debt in 2024.

	December 31, 2024	December 31, 2023
Debt to capital	53.6%	55.5%
Effect of subtracting cash	—%	—%
Net debt to net capital (non-GAAP)	53.6%	55.5%

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2025	2026	2027
	(In Millions)
Planned construction and capital investment:
Generation	$355	$260	$250
Transmission	80	70	95
Distribution	360	290	310
Utility Support	80	70	65
Total	$875	$690	$720

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Arkansas’s portfolio; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Arkansas is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments).

	2025	2026	2027	2028-2029	After 2029
	(In Millions)
Long-term debt (a)	$211	$885	$210	$770	$6,858
Operating leases (b)	$20	$18	$15	$14	$5
Finance leases (b)	$6	$6	$5	$9	$24

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Obligations

Entergy Arkansas currently expects to contribute approximately $35.5 million to its qualified pension plans and approximately $529 thousand to its other postretirement plans in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025, valuations are completed, which is expected by April 1, 2025.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas has $15.1 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Lake Catherine Unit 5

In November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Lake Catherine Unit 5, a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing, if necessary, is scheduled for early March 2025, with an APSC decision requested by the end of March 2025. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028.

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

All debt and common and preferred membership interest issuances by Entergy Arkansas require prior regulatory approval.  Debt issuances are also subject to requirements set forth in Entergy Arkansas’s bond indenture and other agreements.  Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Arkansas’s payables to the money pool were as follows as of December 31 for each of the following years.

2024	2023	2022	2021
(In Thousands)
($15,190)	($145,385)	($180,795)	($139,904)

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2029. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2024, there were $18.1 million in letters of credit outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of December 31, 2024, there were $22.5 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorization from the FERC through January 2027 for short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding and borrowings by its nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the FERC. The APSC has concurrent jurisdiction over Entergy Arkansas’s first mortgage bond/secured issuances. Entergy Arkansas has obtained long-term financing authorization from the FERC that extends through January 2027. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2025.

Entergy Arkansas, LLC and Subsidiaries
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

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year was 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment was $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $88.6 million. The APSC general staff and intervenors filed their errors and objections in October 2023, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues which lowers the constraint to $87.7 million. Entergy Arkansas filed its rebuttal in October 2023. In October 2023, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding, none of which affected Entergy Arkansas’s requested recovery up to the constraint of $87.7 million. The settlement agreement provided for amortization of the approximately $39 million regulatory asset for costs associated with the COVID-19 pandemic over a 10-year period as well as recovery of $34.9 million related to the resolution of the 2016 and 2017 IRS audits from previous tax positions that are no longer uncertain, partially offset by $24.7 million in excess accumulated deferred income taxes from reductions in state income tax rates, each before consideration of their respective tax gross-up. See Note 3 to the financial statements for further discussion of the resolution of the 2016-2018 IRS audit and the State of Arkansas corporate income tax rate changes. In December

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2023 the APSC approved the settlement agreement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2024.

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment is $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. The APSC general staff and intervenors filed their errors and objections in October 2024, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues that increases the constraint to $83.5 million. Entergy Arkansas filed its rebuttal in October 2024, and later in October 2024 the parties submitted a joint issues list and stipulations setting forth the disputed issues and the noncontested issues. In December 2024 the APSC approved the parties’ stipulations without modification, approved Entergy Arkansas’s adjustment with respect to storm costs, directed Entergy Arkansas to adjust its projected year distribution reliability capital closings, and deferred the recoverability of Entergy Arkansas’s opportunity sales legal fees until the next general rate case. Also in December 2024 the APSC approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2025. As a result of the proceeding, the total revenue change was $82.7 million, including a $63.7 million increase for the 2025 projected year and a $31.4 million netting adjustment for the 2023 historical year. In fourth quarter 2024, Entergy Arkansas recorded a regulatory asset of $15.5 million to reflect the amount of the 2023 historical year netting adjustment that it expects to collect from its customers during the 2025 rate effective period. Pursuant to the terms of the parties’ stipulations, Entergy Arkansas made a filing with the APSC in January 2025 to refund customers $30.1 million in excess accumulated deferred income taxes resulting from the reduction in the State of Arkansas’s income tax rate from 4.8% to 4.3% in 2024. Entergy Arkansas will make this refund over a 24-month period effective with the first billing cycle of February 2025.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements for discussion of the settlement. In July 2024 the APSC approved the tariff, under which Entergy Arkansas will refund to retail customers a total of $100.6 million. To date, Entergy Arkansas has refunded $92.3 million of the total through one-time bill credits during the August 2024 billing cycle and is finalizing plans for the refund of the remaining regulatory liability balance.

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

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Cuts and Jobs Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Cuts and Jobs Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified Entergy Arkansas it initiated an audit of the 2017 fuel costs. The time in which the audit will be complete is uncertain at this time.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase was a large under-recovered balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the February 2021 winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff. In February 2023 the APSC issued orders initiating proceedings with the utilities under its jurisdiction to address the prudence of costs incurred and appropriate cost allocation of the February 2021 winter storms. With respect to any prudence review of Entergy Arkansas fuel costs, as part of the APSC’s draft report issued in its February 2021 winter storms investigation docket, the APSC included findings that the load shedding plans of the investor-owned utilities and some cooperatives were appropriate and comprehensive, and, further, that Entergy Arkansas’s emergency plan was comprehensive and had a multilayered approach supported by a system-wide response plan, which is considered an industry standard. In September 2023 the APSC issued an order in Entergy Arkansas's company-specific proceeding and found that Entergy Arkansas’s practices during the winter storms were prudent.

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the February 2021 winter storms consistent with the APSC general staff’s request in 2022. The under-recovered balance included in the filing was partially offset by the proceeds of the $41.7 million refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See “Complaints Against System Energy - Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue” in Note 2 to the financial statements for discussion of the compliance report filed by System Energy with the FERC in January 2023. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directed Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for a stay and directed Entergy Arkansas to refund to its retail customers the component of the total FERC-determined opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest. The refunds were issued in the August 2020 billing cycle. While the APSC denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order, which rehearing was denied by the APSC in August 2020. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint, to which Entergy Arkansas responded. Also in December 2020, Entergy Arkansas and the APSC held a pre-trial conference, and filed a report with the court in January 2021. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and in June 2021 the

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

court stayed all discovery until it rules on pending motions, after which the court will issue an amended schedule if necessary. In March 2022 the court denied the APSC’s motion to dismiss, and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions. In August 2022 the APSC filed a motion for summary judgment arguing that there is no genuine issue as to any material fact and the APSC is entitled to judgment as a matter of law. In September 2022, Entergy Arkansas filed an opposition to the motion. In October 2022 the APSC filed a motion asking the court to hold further proceedings in abeyance pending a decision on the motions for summary judgment filed by Entergy Arkansas and the APSC. Also in October 2022, Entergy Arkansas filed an opposition to the motion, and the APSC filed a reply in support of its motion for summary judgment. In January 2023 the judge assigned to the case, on her own motion, identified facts that may present a conflict and recused herself; a new judge was assigned to the case, but he also recused due to a conflict. The case again was reassigned to a new judge. In January 2023 the court denied all pending motions (including those described above) except for a motion by the APSC to exclude certain testimony and further ruled that the matter would proceed to trial. In January 2023, Arkansas Electric Energy Consumers, Inc. filed a notice of appeal of the court’s order denying its motion to intervene to the United States Court of Appeals for the Eighth Circuit and a motion with the district court to stay the proceedings pending the appeal, which was denied. In February 2023, Arkansas Electric Energy Consumers, Inc. filed a motion with the United States Court of Appeals for the Eighth Circuit to stay the proceedings pending the appeal, which also was denied. The trial was held in February 2023. Following the trial, Entergy Arkansas filed a motion with the United States Court of Appeals for the Eighth Circuit to expedite the appeal filed by Arkansas Electric Energy Consumers, Inc. The United States Court of Appeals for the Eighth Circuit granted Entergy Arkansas’s request, and oral arguments were held in June 2023. In August 2023 the United States Court of Appeals for the Eighth Circuit affirmed the order of the court denying Arkansas Electric Energy Consumers, Inc.’s motion to intervene.

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. Briefing to the United States Court of Appeals for the Eighth Circuit concluded in July 2024 and oral arguments concluded in September 2024. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024. In December 2024 the United States Court of Appeals for the Eighth Circuit affirmed the decision of the U.S. District Court for the Eastern District of Arkansas, and Entergy Arkansas filed a petition for rehearing en banc. In January 2025 the United States Court of Appeals for the Eighth Circuit denied Entergy Arkansas’s petition. Entergy Arkansas is evaluating a petition for certiorari with the United States Supreme Court.

Net Metering Legislation

After the passage of an Arkansas net metering law that was enacted effective July 2019, the APSC approved numerous applications allowing Entergy Arkansas customers to enter into purchase power agreements with third parties and to utilize these purchase power agreements to offset power usage by Entergy Arkansas, despite the lack of proximity between the purchase power agreement and the end-use customer. The APSC also allowed the aggregation of accounts by net metering customers. These decisions by the APSC created subsidies in favor of eligible net metering customers to the detriment of non-participating customers. The level of this subsidy grew as additional net metering applications were approved by the APSC. The size and number of customers eligible under the 2019 law present a risk of loss of load and shifting of costs to customers.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Another Arkansas law was enacted effective March 2023 that revised the billing arrangements for net metering facilities in order to reduce the cost shift to non-net metering customers. The new law also imposes a new limit of 5 MW for future net metering facilities, allows utilities to recover net metering credits in the same manner as fuel, and grandfathers certain net metering facilities that are online or in process to be online by September 2024. As of October 2024, new net metering facilities are subject to two-channel billing. Because of the new law, in May 2023, the APSC closed its prior cost-shifting proceeding and grandfathering rulemaking relating to the prior net metering rate structure. Under the new law, the APSC had to approve revisions to utilities’ net metering tariffs to conform to the new law no later than December 2023. The APSC opened a new rulemaking in April 2023 to consider implementation of the new law and tariffs. In October 2023 the APSC issued new net metering rules to conform to the new law, and utilities, including Entergy Arkansas, filed revised net metering tariffs to comply with the new rules on October 16, 2023. Entergy Arkansas’s revised net metering tariff was approved by the APSC in December 2023.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2025 Qualified Pension Cost	Impact on 2024 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$684	$23,229
Rate of return on plan assets	(0.25%)	$2,591	$—
Rate of increase in compensation	0.25%	$957	$4,945

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2025 Postretirement Benefits Cost	Impact on 2024 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$140	$3,257
Health care cost trend	0.25%	$393	$2,080

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Arkansas in 2024 was $19.6 million. Entergy Arkansas anticipates 2025 qualified pension cost to be $21.4 million. Entergy Arkansas contributed $55.1 million to its qualified pension plans in 2024 and estimates pension contributions will be approximately $35.5 million in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025.

Total postretirement health care and life insurance benefit income for Entergy Arkansas in 2024 was $5.5 million.  Entergy Arkansas expects 2025 postretirement health care and life insurance benefit income of approximately $6.8 million.  In 2024, Entergy Arkansas’ contributions to its other postretirement plans, specifically contributions to the external trusts plus claims payments, were offset by trust claims reimbursements, resulting in a net reimbursement of $604 thousand. Entergy Arkansas estimates that 2025 contributions will be approximately $529 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, LLC and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, cash flows and changes in equity (pages 340 through 344 and applicable items in pages 47 through 239), for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

We have served as the Company’s auditor since 2001.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING REVENUES
Electric	$2,460,181	$2,646,396	$2,673,194

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	274,282	514,885	640,344
Purchased power	239,281	257,890	201,726
Nuclear refueling outage expenses	51,840	59,973	53,438
Other operation and maintenance	742,573	737,649	754,293
Asset write-offs	131,775	78,434	—
Decommissioning	93,582	87,321	82,326
Taxes other than income taxes	141,225	141,502	136,565
Depreciation and amortization	422,767	400,944	386,272
Other regulatory charges (credits) - net	(152,834)	(87,409)	(89,418)
TOTAL	1,944,491	2,191,189	2,165,546

OPERATING INCOME	515,690	455,207	507,648

OTHER INCOME
Allowance for equity funds used during construction	29,569	20,587	17,787
Interest and investment income	70,628	25,024	19,554
Miscellaneous - net	(17,995)	(23,216)	(27,348)
TOTAL	82,202	22,395	9,993

INTEREST EXPENSE
Interest expense	218,281	188,232	150,928
Allowance for borrowed funds used during construction	(14,429)	(8,270)	(7,070)
TOTAL	203,852	179,962	143,858

INCOME BEFORE INCOME TAXES	394,040	297,640	373,783

Income taxes	74,574	(99,210)	80,896

NET INCOME	319,466	396,850	292,887

Net loss attributable to noncontrolling interest	(5,300)	(5,231)	(4,358)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$324,766	$402,081	$297,245

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING ACTIVITIES
Net income	$319,466	$396,850	$292,887
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	588,599	556,780	532,291
Deferred income taxes, investment tax credits, and non-current taxes accrued	81,911	(102,070)	78,958
Asset write-offs	131,775	78,434	—
Changes in assets and liabilities:
Receivables	114,936	(84,428)	(73,579)
Fuel inventory	7,558	(6,351)	(252)
Accounts payable	(10,425)	(69,947)	64,944
Taxes accrued	(11,936)	4,625	10,936
Interest accrued	3,007	16,554	1,708
Deferred fuel costs	(43,124)	228,021	(31,009)
Other working capital accounts	(29,148)	(29,690)	(29,789)
Provisions for estimated losses	17,520	(21,039)	2,914
Regulatory assets	185,251	(6,197)	(120,603)
Other regulatory liabilities	97,049	240,762	(264,054)
Pension and other postretirement funded status	(135,464)	(109,077)	(67,783)
Other assets and liabilities	(338,295)	(152,206)	302,163
Net cash flow provided by operating activities	978,680	941,021	699,732
INVESTING ACTIVITIES
Construction expenditures	(812,329)	(946,244)	(785,168)
Allowance for equity funds used during construction	29,569	20,587	17,787
Payment for purchase of plant	(819,014)	—	(1,044)
Nuclear fuel purchases	(151,604)	(137,616)	(98,635)
Proceeds from sale of nuclear fuel	33,213	32,937	37,198
Proceeds from nuclear decommissioning trust fund sales	718,415	117,123	248,191
Investment in nuclear decommissioning trust funds	(730,910)	(139,280)	(269,497)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	17,933	—
Decrease (increase) in other investments	30	1,608	(1,626)
Net cash flow used in investing activities	(1,732,630)	(1,032,952)	(852,794)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,154,129	1,093,253	232,731
Retirement of long-term debt	(717,121)	(597,720)	(28,521)
Capital contributions from parent	695,000	—	—
Changes in money pool payable - net	(130,195)	(35,410)	40,891
Common equity distributions paid	(310,000)	(417,000)	(86,000)
Other	63,252	47,162	(13,676)
Net cash flow provided by financing activities	755,065	90,285	145,425
Net increase (decrease) in cash and cash equivalents	1,115	(1,646)	(7,637)
Cash and cash equivalents at beginning of period	3,632	5,278	12,915
Cash and cash equivalents at end of period	$4,747	$3,632	$5,278
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$212,691	$169,173	$147,060
Income taxes	$9,484	$2,705	($2,753)
Noncash investing activities:
Accrued construction expenditures	$37,495	$36,264	$93,189

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2024	2023
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,306	$520
Temporary cash investments	3,441	3,112
Total cash and cash equivalents	4,747	3,632
Accounts receivable:
Customer	139,234	157,520
Allowance for doubtful accounts	(4,672)	(7,182)
Associated companies	35,412	124,672
Other	70,927	89,532
Accrued unbilled revenues	125,824	117,119
Total accounts receivable	366,725	481,661
Fuel inventory - at average cost	49,937	57,495
Materials and supplies	384,238	358,302
Deferred nuclear refueling outage costs	48,879	35,463
Prepayments and other	41,404	40,866
TOTAL	895,930	977,419

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,604,428	1,414,009
Other	797	801
TOTAL	1,605,225	1,414,810

UTILITY PLANT
Electric	16,371,182	14,821,814
Construction work in progress	320,447	340,601
Nuclear fuel	257,533	213,722
TOTAL UTILITY PLANT	16,949,162	15,376,137
Less - accumulated depreciation and amortization	6,275,150	6,002,203
UTILITY PLANT - NET	10,674,012	9,373,934

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,700,110	1,885,361
Other	198,706	21,334
TOTAL	1,898,816	1,906,695

TOTAL ASSETS	$15,073,983	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2024	2023
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$—	$375,000
Accounts payable:
Associated companies	85,137	225,344
Other	210,040	215,502
Customer deposits	129,267	113,186
Taxes accrued	93,215	105,151
Interest accrued	38,377	35,370
Deferred fuel costs	45,158	88,282
Other	55,313	55,683
TOTAL	656,507	1,213,518

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,489,169	1,437,053
Accumulated deferred investment tax credits	26,069	27,270
Regulatory liability for income taxes - net	417,561	392,496
Other regulatory liabilities	831,165	759,181
Decommissioning	1,691,583	1,560,057
Accumulated provisions	76,479	58,959
Long-term debt	5,122,494	4,298,080
Other	298,951	165,574
TOTAL	9,953,471	8,698,670

Commitments and Contingencies

EQUITY
Member's equity	4,448,837	3,739,071
Noncontrolling interest	15,168	21,599
TOTAL	4,464,005	3,760,670

TOTAL LIABILITIES AND EQUITY	$15,073,983	$13,672,858

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855
Net income (loss)	(4,358)	297,245	292,887
Common equity distributions	—	(86,000)	(86,000)
Distributions to noncontrolling interest	(927)	—	(927)
Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815
Net income (loss)	(5,231)	402,081	396,850
Common equity distributions	—	(417,000)	(417,000)
Distributions to noncontrolling interest	(995)	—	(995)
Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670
Net income (loss)	(5,300)	324,766	319,466
Capital contributions from parent	—	695,000	695,000
Common equity distributions	—	(310,000)	(310,000)
Distributions to noncontrolling interest	(1,131)	—	(1,131)
Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2024 Compared to 2023

Net Income

Net income decreased $382.6 million primarily due to:

•expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement;
•a $179.1 million reduction in income tax expense in 2023 as a result of the resolution of the 2016-2018 IRS audit, partially offset by a $38 million regulatory charge ($27.8 million net-of-tax) to reflect credits expected to be provided to customers as a result of the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements for further discussion of the resolution of the 2016-2018 IRS audit;
•the reversal of a $105.6 million regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the Tax Cuts and Jobs Act, recorded in fourth quarter 2023, as part of the settlement of Entergy Louisiana’s test year 2017 formula rate plan filing. See Note 3 to the financial statements for discussion of the Tax Cuts and Jobs Act;
•the net effects of Entergy Louisiana’s storm cost securitization in March 2023, including a $133.4 million reduction in income tax expense, partially offset by a $103.4 million ($76.4 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s obligation to provide credits to its customers as described in an LPSC ancillary order issued as part of the securitization regulatory proceeding. See Note 2 to the financial statements for discussion of the March 2023 storm cost securitization;
•higher depreciation and amortization expenses; and
•higher interest expense.

The decrease was partially offset by higher other income, higher retail electric price, and higher volume/weather.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2024 to 2023:

Amount
(In Millions)
2023 operating revenues	$5,147.8
Fuel, rider, and other revenues that do not significantly affect net income	(80.2)
Storm restoration carrying costs	(30.6)
Volume/weather	52.0
Retail electric price	55.0
2024 operating revenues	$5,144.0

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

Storm restoration carrying costs represent the equity component of storm restoration carrying costs recognized as part of the securitization of Hurricane Ida restoration costs in March 2023. See Note 2 to the financial statements for discussion of the March 2023 storm cost securitization.

The volume/weather variance is primarily due to an increase in industrial usage driven by an increase in demand from large industrial customers, primarily in the petroleum refining and chlor-alkali industries. In addition, there was an increase in commercial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increase in weather-adjusted residential usage is the result of higher fixed charges, partially offset by lower volumetric rates, applied to lower usage.

The retail electric price variance is primarily due to increases in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2023 and September 2024. See Note 2 to the financial statements for discussion of the formula rate plan proceedings.

Total electric energy sales for Entergy Louisiana for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	14,000	14,207	(1)
Commercial	11,108	11,074	—
Industrial	34,759	31,599	10
Governmental	836	801	4
Total retail	60,703	57,681	5
Sales for resale:
Associated companies	5,808	4,406	32
Non-associated companies	1,574	1,534	3
Total	68,085	63,621	7

See Note 19 to the financial statements for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses remained relatively unchanged primarily due to the following activity:

•an increase of $13.6 million in compensation and benefits costs primarily due to higher healthcare claims activity, including lower prescription drug rebates in 2024 as compared to 2023, and higher incentive-based accruals in 2024 as compared to 2023;
•an increase of $7.9 million in transmission costs allocated by MISO. See Note 2 to the financial statements for discussion of the recovery of these costs;
•an increase of $7 million in loss provisions;
•an increase of $4.4 million in energy efficiency expenses primarily due to higher energy efficiency costs;
•a decrease of $4.5 million in customer service center support costs primarily due to lower contract costs;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•a decrease of $5.6 million in information technology costs primarily due to enhancements made in 2023 to certain information technology systems; and
•a decrease of $13.8 million in power delivery expenses primarily due to lower vegetation maintenance costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in nuclear depreciation rates effective September 2024 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements for discussion of the global stipulated settlement agreement.

Other regulatory charges (credits) - net includes:

•regulatory charges of $150.2 million, recorded in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement;
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
•a decrease of $27.4 million in non-service pension costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs;
•a $14.6 million charge, recorded in first quarter 2023, for the LURC’s 1% beneficial interest in the storm trust II established as part of the March 2023 storm cost securitization; and
•an increase of $13.9 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations.

See Note 2 to the financial statements for discussion of the storm cost securitizations.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to the issuances of $700 million of 5.70% Series mortgage bonds and $500 million of 5.35% Series mortgage bonds, each in March 2024, and the issuance of $700 million of 5.15% Series mortgage bonds in August 2024. The increase was partially offset by:

•the repayment of $400 million of 5.40% Series mortgage bonds in April 2024;
•the repayment of $300 million of 5.59% Series mortgage bonds in December 2023; and
•the repayment of $325 million of 4.05% Series mortgage bonds in August 2023.

The effective income tax rates were 20.2% for 2024 and (19.3%) for 2023. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of results of operations for 2023 compared to 2022.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Sale of Natural Gas Distribution Business

See the “Held for Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements for discussion of the planned sale of the Entergy Louisiana natural gas distribution business.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,772	$56,613	$18,573

Net cash provided by (used in):
Operating activities	2,247,563	2,032,120	1,177,508
Investing activities	(1,512,147)	(3,039,456)	(4,707,711)
Financing activities	(411,086)	953,495	3,568,243
Net increase (decrease) in cash and cash equivalents	324,330	(53,841)	38,040

Cash and cash equivalents at end of period	$327,102	$2,772	$56,613

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2024 Compared to 2023

Operating Activities

Net cash flow provided by operating activities increased $215.4 million in 2024 primarily due to:

•the receipt of a $151.7 million advance payment in 2024 from a customer related to a generation agreement;
•the timing of payments to vendors;
•the receipt of $80.2 million in settlement proceeds in December 2024 as a result of the System Energy settlement with the LPSC. See Note 2 to the financial statements for discussion of the System Energy settlement agreement with the LPSC;
•a decrease of $44.6 million in spending on nuclear refueling outages in 2024 as compared to 2023;
•$21.3 million received in third quarter 2024 related to the wind up of the NISCO partnership. See Note 9 to the financial statements for a discussion of the NISCO partnership; and
•a decrease of $10 million in interest paid.

The increase was partially offset by:

•income tax payments of $16.9 million in 2024 compared to income tax refunds of $141.1 million in 2023. Entergy Louisiana made income tax payments in 2024 and received income tax refunds in 2023, each in accordance with an intercompany income tax allocation agreement;
•lower collections from customers;
•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•the refund of $27.8 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See Note 2 to the financial statements for further discussion of the refund and the related proceedings; and
•an increase of $19.5 million in storm spending primarily due to Hurricane Francine restoration efforts in 2024.

Investing Activities

Net cash flow used in investing activities decreased $1,527.3 million in 2024 primarily due to:

•the purchase in 2023 of $1,457.7 million by the storm trust II of preferred membership interests issued by an Entergy affiliate. See Note 2 to the financial statements for a discussion of the March 2023 storm cost securitization and the storm trust II’s investment in preferred membership interests;
•a decrease in cash used of $69.8 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $187.2 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2024;
•an increase of $114.2 million in redemptions of the preferred membership interests held by the storm trusts in 2024 as compared to 2023, as part of periodic redemptions that are expected to occur, subject to certain conditions, for the preferred membership interests that were issued in connection with the storm cost securitizations. See Note 2 to the financial statements for a discussion of the storm cost securitizations;
•a decrease of $18.9 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2024; and
•a decrease of $18.8 million in capital expenditures for distributed generation under Entergy Louisiana’s distributed generation program.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The decrease was partially offset by:

•an increase of $176.8 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system and higher capital expenditures for storm restoration in 2024. The increase in storm restoration expenditures is primarily due to Hurricane Francine restoration efforts in 2024;
•an increase of $62.8 million in non-nuclear generation construction expenditures primarily due to higher spending on new generation resources in north Louisiana and the Sterlington solar project;
•payments to storm reserve escrow accounts of $12.9 million in 2024 as compared to net receipts from storm reserve escrow accounts of $49.6 million in 2023; and
•money pool activity.

Increases in Entergy Louisiana’s receivables from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $32.7 million in 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities used $411.1 million of cash in 2024 as compared to providing $953.5 million of cash in 2023 primarily due to the following activity:

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
•an increase of $198.4 million in common equity distributions paid in 2024 in order to maintain Entergy Louisiana’s capital structure;
•money pool activity;
•the issuance of $70 million of 5.94% Series J notes by the Entergy Louisiana Waterford variable interest entity in September 2023;
•an increase of $110.8 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements;
•the repayment, prior to maturity, of $300 million of 5.59% Series mortgage bonds in December 2023;
•the repayment, at maturity, of $325 million of 4.05% Series mortgage bonds in September 2023;
•the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds in March 2024;
•the repayment, at maturity, of $665 million of 0.62% Series mortgage bonds in November 2023; and
•the issuance of $700 million of 5.15% Series mortgage bonds in August 2024.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million in 2024 compared to decreasing by $69.9 million in 2023.

See Note 5 to the financial statements for details of long-term debt. See Note 2 to the financial statements for discussion of the March 2023 storm cost securitization.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of operating, investing, and financing cash flow activities for 2023 compared to 2022.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the net issuance of long-term debt in 2024.

	December 31, 2024	December 31, 2023
Debt to capital	46.0%	44.9%
Effect of subtracting cash	(0.8%)	0.0%
Net debt to net capital (non-GAAP)	45.2%	44.9%

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2025	2026	2027
	(In Millions)
Planned construction and capital investment:
Generation	$1,635	$1,975	$2,570
Transmission	945	1,435	1,270
Distribution	1,140	1,100	685
Utility Support	110	105	210
Total	$3,830	$4,615	$4,735

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Louisiana’s portfolio, as well as to support customer growth, including St. Jacques Facility, Sterlington facility, Bayou Power Station, and new generation resources in north Louisiana; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Louisiana is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments).

	2025	2026	2027	2028-2029	After 2029
	(In Millions)
Long-term debt (a)	$686	$1,088	$909	$1,081	$12,568
Operating leases (b)	$20	$18	$15	$18	$4
Finance leases (b)	$7	$6	$5	$7	$5

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Louisiana currently expects to contribute approximately $41.3 million to its qualified pension plans and approximately $14.4 million to its other postretirement plans in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025, valuations are completed, which is expected by April 1, 2025. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Louisiana has $114 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In addition, Entergy Louisiana enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy Louisiana has rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations. See Note 8 to the financial statements for discussion of Entergy Louisiana’s obligations under and divestiture from the Unit Power Sales Agreement and its obligations under the Vidalia purchased power agreement.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.

2021 Solar Certification and the Geaux Green Option

In November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources that are expected to provide $242 million in net benefits to Entergy Louisiana’s customers. These resources, all of which would be constructed in Louisiana, include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility each achieved commercial operation in 2024, and the Vacherie Facility and the St. Jacques Facility originally had estimated in service dates in 2025, but are now expected to be no sooner than 2027. The filing proposed to recover the costs of the power purchase agreements through the fuel adjustment clause and the formula rate plan and the acquisition costs through the formula rate plan.

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

In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG), and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complied with applicable LPSC orders. The LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022 the LPSC staff and LEUG filed cross-answering testimony concerning each other’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement. Following the LPSC approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities until the later of March 2023 or the completion of an environmental and economic impact study. In November 2023, St. James Parish lifted the moratorium and adopted an ordinance modifying the parish’s land use plan to establish solar as an approved land use and defining corresponding solar regulations. In March 2024 the project developer submitted a solar energy facility farm permit application to the St. James Parish planning commission to request approval for the Vacherie and St. Jacques Facilities. In June 2024 the St. James Parish council denied the application and following this denial, the project developer and one of the project’s ground lessors filed separate lawsuits seeking to overturn the council’s decision. Entergy Louisiana is currently monitoring the status of the aforementioned lawsuits and also considering alternate paths forward.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Alternative RFP and Certification

In 2023, Entergy Louisiana made a filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification process allows. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing contained the details of the proposal for the alternative competitive procurement process and the information necessary to support certification. In addition to the acquisition of up to 3 GW of solar resources, the filing also sought approval of a new renewable energy credits-based tariff, the Geaux ZERO rider. In June 2024 the LPSC issued an order approving the application. In August 2024, Entergy Louisiana issued the first RFP pursuant to this order in solicitation of solar resources that meet the requirements of the LPSC’s order. For the first RFP, the initial selection of proposals has been completed, and negotiations are in progress.

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

Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the planned future addition of 1,500 MW of new solar and energy storage

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of the first two new combined cycle combustion turbine generation resources is estimated to be approximately $2,387 million, and these units are expected to achieve commercial operation in 2028. The third new generation resource is currently expected to have an estimated cost similar to the first two new generation resources and is expected to achieve commercial operation in 2029. The cost of the new 500 kV transmission line is estimated to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. Consistent with this directive, a procedural schedule was adopted setting the matter for hearing in July 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application.

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer to increase the load associated with the customer’s project in north Louisiana and that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

Transmission Projects

In March 2024, Entergy Louisiana filed an application seeking an exemption determination, or alternatively, a certificate of public convenience and necessity, for a transmission project that includes a new 500 kV/230 kV Commodore substation and an approximately 60-mile 230 kV line connecting the new Commodore substation to the Waterford substation. The project, which was approved by MISO in the 2023 MISO Transmission Expansion Plan, also includes certain common elements with, and right-of-way acquisition for, a future transmission project in the same area consisting of 500 kV elements. The estimated cost of the project is $498.8 million. In February 2025, Entergy Louisiana and the LPSC staff jointly filed, for consideration by the LPSC, an uncontested stipulated settlement agreement resolving all issues in the proceeding. In the motion requesting approval of the uncontested stipulated settlement agreement, the parties requested a settlement hearing in March 2025.

In December 2024, Entergy Louisiana filed an application seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. The project, which was approved by MISO in the 2023 MISO Transmission Expansion Plan, shares common elements with a future transmission project in the same area consisting of 230 kV elements. The estimated cost of the project is $954.7 million.

Resilience and Grid Hardening

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval. Debt issuances are also subject to requirements set forth in its bond indentures and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2024	2023	2022	2021
(In Thousands)
$32,668	($156,166)	($226,114)	$14,539

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2029. The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of December 31, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2024, $46.2 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027. As of December 31, 2024, $18.7 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of December 31, 2024, $18.9 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana obtained authorizations from the FERC through January 2027 for the following:

•short-term borrowings not to exceed an aggregate amount of $450 million at any time outstanding;
•long-term borrowings and security issuances; and
•borrowings by its nuclear fuel company variable interest entities.

See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy Louisiana and Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages. See Note 2 to the financial statements for discussion of the December 2024 storm cost recovery filing related to Hurricane Francine.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In November 2023 the LPSC approved a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021 formula rate plan filings. See “Formula Rate Plan Global Settlement” below for further discussion of the settlement. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” below for further discussion.

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

In November 2023 the LPSC approved a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021 formula rate plan filings. See “Formula Rate Plan Global Settlement” below for further discussion of the settlement. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” below for further discussion.

2022 Formula Rate Plan Filing

In May 2023, Entergy Louisiana filed its formula rate plan evaluation report for its 2022 calendar year operations. The 2022 test year evaluation report produced an earned return on common equity of 8.33%, requiring an approximately $70.7 million increase to base rider revenue. Due to a cap for the 2021 and 2022 test years, however, base rider formula rate plan revenues were only increased by approximately $4.9 million, resulting in a revenue deficiency of approximately $65.9 million and providing for prospective return on common equity opportunity of approximately 8.38%. Other changes in formula rate plan revenue driven by increases in capacity costs, primarily legacy capacity costs, additions eligible for recovery through the transmission recovery mechanism

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

and distribution recovery mechanism, and higher sales during the test period were offset by reductions in net MISO costs as well as credits for FERC-ordered refunds. Also included in the 2022 test year distribution recovery mechanism revenue requirement was a $6 million credit relating to the distribution recovery mechanism performance accountability standards and requirements. In total, the net increase in formula rate plan revenues, including base formula rate plan revenues inside the formula rate plan bandwidth and subject to the cap, as well as other formula rate plan revenues outside of the bandwidth, was $85.2 million. In August 2023 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2021 formula rate plan filings, the calculation of certain refunds from System Energy, and certain calculations relating to the tax reform adjustment mechanism. Subject to LPSC review, the resulting net increase in formula rate plan revenues of $85.2 million became effective for bills rendered during the first billing cycle of September 2023, subject to refund. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” below for further discussion.

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

In August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contained a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which is Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complied with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service rate case. Entergy Louisiana’s filing supported the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

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
•$184 million of customer rate credits to be given over two years, including increasing customer sharing of income tax benefits resulting from the 2016-2018 IRS audit, to resolve any remaining disputed issues stemming from formula rate plan test years prior to test year 2023, including but not limited to the investigation into Entergy Services costs billed to Entergy Louisiana. As discussed in Note 3 to the financial statements, a $38 million regulatory liability was recorded in 2023 in connection with the 2016-2018 IRS audit;
•$75.5 million of customer rate credits, as provided for in the System Energy global settlement, to be credited over three years subject to and conditioned upon FERC approval of the System Energy global settlement, which was approved in November 2024. See “Complaints Against System Energy – System Energy Settlement with the LPSC” in Note 2 to the financial statements for further details of the System Energy global settlement;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•$5.8 million of customer rate credits provided for in the Entergy Louisiana formula rate plan global settlement agreement approved by the LPSC in November 2023 credited over one year. See “Formula Rate Plan Global Settlement” below for further discussion of the settlement;
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

Based on the July 2024 agreement in principle, in second quarter 2024 Entergy Louisiana recorded expenses of $151 million ($112 million net-of-tax) primarily consisting of regulatory charges to reflect the effects of the agreement in principle.

Formula Rate Plan Global Settlement

In October 2023 the LPSC staff and Entergy Louisiana reached a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021 formula rate plan filings. The settlement was approved by the LPSC in November 2023. The settlement resulted in a one-time cost of service credit to customers of $5.8 million, allowed Entergy Louisiana to retain approximately $6.2 million of securitization over-collection as recovery of a regulatory asset associated with late fees related to the 2016 Baton Rouge flood, and resulted in Entergy Louisiana recording the reversal of a $105.6 million regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the Tax Cuts and Jobs Act. See Note 3 to the financial statements for further discussion of the reversal of the regulatory liability.

2023 Formula Rate Plan Filing

In August 2024, pursuant to the global stipulated settlement agreement, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan were temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. Those adjustments included a $120 million increase in base rider formula rate plan revenue and a $101.8 million one-time incremental net decrease consistent with the terms of the global stipulated settlement. The formula rate plan rate adjustments reflected in the evaluation report also include a redetermination of the transmission recovery mechanism, the distribution recovery mechanism, the additional capacity mechanism, the tax adjustment mechanism, the MISO cost recovery mechanism, and other one-time adjustments. In January 2025, Entergy Louisiana and the LPSC filed a joint report indicating that no disputed issues remained in the proceeding and requesting that the LPSC issue an order accepting Entergy Louisiana’s evaluation report and, ultimately, resolving this matter. Entergy Louisiana expects a decision on the joint report in first quarter 2025.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Investigation of Costs Billed by Entergy Services

In November 2018 the LPSC issued a notice of proceeding initiating an investigation into costs incurred by Entergy Services that are included in the retail rates of Entergy Louisiana. As stated in the notice of proceeding, the LPSC observed an increase in capital construction-related costs incurred by Entergy Services. Discovery was issued and included efforts to seek highly detailed information on a broad range of matters unrelated to the scope of the audit. In September 2024 the LPSC issued an order approving a settlement that resolved, with prejudice, all other issues identified by the staff in the matter and closed the docket. See “2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request” above for further discussion.

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

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. The LPSC staff issued its audit report in September 2021, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. The next step is for the LPSC to review the report, but there is not a deadline for the review.

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

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and fund the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023. In November 2024, Entergy Louisiana submitted a filing to the LPSC requesting that the LPSC review Entergy Louisiana’s computation of the COVID-19 regulatory asset as well as Entergy Louisiana’s proposal to offset the regulatory asset against the interest earned on

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

the short-term debt funds, resulting in no increased costs to customers. At the time of the filing, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic. As of December 31, 2024, Entergy Louisiana had a regulatory liability of $48.9 million for the deferred earnings related to the approximately $1.6 billion in low interest debt, which had been fully repaid by August 2024. In granting Entergy Louisiana’s requested relief in June 2023, the LPSC ordered that any amount of earnings exceeding the amount of the COVID-19 regulatory asset be transferred to Entergy Louisiana’s storm reserve escrow account.

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

Actuarial Assumption	Change in Assumption	Impact on 2025 Qualified Pension Cost	Impact on 2024 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$960	$25,042
Rate of return on plan assets	(0.25%)	$2,759	$—
Rate of increase in compensation	0.25%	$1,193	$6,054

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2025 Postretirement Benefits Cost	Impact on 2024 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$284	$3,760
Health care cost trend	0.25%	$487	$2,455

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Louisiana in 2024 was $10.7 million. Entergy Louisiana anticipates 2025 qualified pension cost to be $14.1 million.  Entergy Louisiana contributed $48.4 million to its qualified pension plans in 2024 and estimates pension contributions will be approximately $41.3 million in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025.

Total postretirement health care and life insurance benefit income for Entergy Louisiana in 2024 was $701 thousand. Entergy Louisiana expects 2025 postretirement health care and life insurance benefit income of approximately $1.1 million.  Entergy Louisiana contributed $16.9 million to its other postretirement plans in 2024 and estimates that 2025 contributions will be approximately $14.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity (pages 367 through 372 and applicable items in pages 47 through 239), for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

We have served as the Company’s auditor since 2001.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING REVENUES
Electric	$5,068,158	$5,073,239	$6,246,933
Natural gas	75,860	74,531	91,835
TOTAL	5,144,018	5,147,770	6,338,768

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	1,026,343	1,080,485	2,002,456
Purchased power	670,874	654,721	1,076,715
Nuclear refueling outage expenses	76,020	63,429	59,698
Other operation and maintenance	1,097,283	1,097,233	1,139,605
Decommissioning	80,663	75,962	72,122
Taxes other than income taxes	248,472	245,191	241,908
Depreciation and amortization	770,904	726,389	695,204
Other regulatory charges (credits) - net	41,525	41,209	148,871
TOTAL	4,012,084	3,984,619	5,436,579

OPERATING INCOME	1,131,934	1,163,151	902,189

OTHER INCOME
Allowance for equity funds used during construction	36,782	32,160	26,252
Interest and investment income (loss)	146,494	90,316	(69,144)
Interest and investment income - affiliated	315,433	303,233	185,826
Miscellaneous - net	(123,280)	(160,972)	9,824
TOTAL	375,429	264,737	152,758

INTEREST EXPENSE
Interest expense	403,473	375,295	373,480
Allowance for borrowed funds used during construction	(12,290)	(14,996)	(11,550)
TOTAL	391,183	360,299	361,930

INCOME BEFORE INCOME TAXES	1,116,180	1,067,589	693,017

Income taxes	225,409	(205,781)	(162,853)

NET INCOME	890,771	1,273,370	855,870

Net income attributable to noncontrolling interests	3,126	2,988	1,366

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$887,645	$1,270,382	$854,504

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

Net Income	$890,771	$1,273,370	$855,870

Other comprehensive income (loss)
Pension and other postretirement plan changes
(net of tax expense (benefit) of ($421), ($211), and $17,351)	(1,140)	(572)	47,092
Other comprehensive income (loss)	(1,140)	(572)	47,092

Comprehensive Income	889,631	1,272,798	902,962
Net income attributable to noncontrolling interests	3,126	2,988	1,366
Comprehensive Income Applicable to Member's Equity	$886,505	$1,269,810	$901,596

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net income	$890,771	$1,273,370	$855,870
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	937,246	864,225	852,521
Deferred income taxes, investment tax credits, and non-current taxes accrued	259,474	(99,812)	(70,379)
Changes in working capital:
Receivables	4,248	55,140	(53,434)
Fuel inventory	7,601	(15,959)	1,099
Accounts payable	(6,123)	(100,321)	(207,949)
Taxes accrued	(37,448)	30,459	(28,244)
Interest accrued	28,530	(9,680)	8,284
Deferred fuel costs	29,494	134,383	(113,809)
Other working capital accounts	84,692	(129,173)	(103,571)
Changes in provisions for estimated losses	15,754	(52,445)	291,824
Changes in other regulatory assets	1,937	407,327	720,487
Changes in other regulatory liabilities	452,731	225,645	(4,783)
Effect of securitization on regulatory asset	—	(491,150)	(1,190,338)
Changes in pension and other postretirement funded status	(117,627)	(117,886)	(139,067)
Other	(303,717)	57,997	358,997
Net cash flow provided by operating activities	2,247,563	2,032,120	1,177,508
INVESTING ACTIVITIES
Construction expenditures	(1,633,669)	(1,624,181)	(2,568,113)
Allowance for equity funds used during construction	36,782	32,160	26,252
Nuclear fuel purchases	(125,315)	(162,079)	(122,020)
Proceeds from sale of nuclear fuel	63,297	30,214	37,648
Payments to storm reserve escrow account	(12,899)	(14,449)	(1,293,633)
Receipts from storm reserve escrow account	—	64,036	1,000,228
Purchase of preferred membership interests of affiliate	—	(1,457,676)	(3,163,572)
Redemption of preferred membership interests of affiliate	239,249	125,002	1,390,587
Proceeds from nuclear decommissioning trust fund sales	1,185,491	575,596	633,100
Investment in nuclear decommissioning trust funds	(1,242,466)	(633,029)	(667,947)
Changes in money pool receivable - net	(32,668)	—	14,539
Proceeds from sale of assets	2,109	—	5,000
Insurance proceeds received for property damages	7,907	19,493	—
Litigation proceeds from settlement agreement	—	—	5,695
Decrease (increase) in other investments	35	5,457	(5,475)
Net cash flow used in investing activities	(1,512,147)	(3,039,456)	(4,707,711)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,743,965	1,410,893	2,942,771
Retirement of long-term debt	(2,305,336)	(2,699,235)	(3,167,832)
Proceeds received by storm trusts related to securitization	—	1,457,676	3,163,572
Capital contributions from parent	—	1,457,676	1,000,000
Changes in money pool payable - net	(156,166)	(69,948)	226,114
Common equity distributions paid	(859,100)	(660,750)	(624,000)
Other	165,551	57,183	27,618
Net cash flow provided by (used in) financing activities	(411,086)	953,495	3,568,243
Net increase (decrease) in cash and cash equivalents	324,330	(53,841)	38,040
Cash and cash equivalents at beginning of period	2,772	56,613	18,573
Cash and cash equivalents at end of period	$327,102	$2,772	$56,613
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$366,384	$376,353	$353,697
Income taxes	$16,882	($141,143)	($82,463)
Non-cash investing activities:
Accrued construction expenditures	$124,077	$105,859	$156,654

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2024	2023
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$327	$2,255
Temporary cash investments	326,775	517
Total cash and cash equivalents	327,102	2,772
Accounts receivable:
Customer	294,089	264,776
Allowance for doubtful accounts	(3,036)	(6,156)
Associated companies	103,055	82,292
Other	39,056	74,685
Accrued unbilled revenues	213,026	202,173
Total accounts receivable	646,190	617,770
Deferred fuel costs	—	24,800
Fuel inventory - at average cost	49,515	57,818
Materials and supplies	782,459	652,180
Deferred nuclear refueling outage costs	31,121	96,047
Current assets held for sale	2,474	—
Prepayments and other	84,236	71,613
TOTAL	1,923,097	1,523,000

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,256,997	4,496,245
Decommissioning trust funds	2,429,088	2,107,384
Non-utility property - at cost (less accumulated depreciation)	410,611	404,043
Storm reserve escrow account	256,718	243,819
Other	9,749	9,367
TOTAL	7,363,163	7,260,858

UTILITY PLANT
Electric	28,736,547	27,800,467
Natural gas	33,775	315,658
Construction work in progress	761,090	592,803
Nuclear fuel	288,084	333,472
TOTAL UTILITY PLANT	29,819,496	29,042,400
Less - accumulated depreciation and amortization	10,794,817	10,570,707
UTILITY PLANT - NET	19,024,679	18,471,693

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,637,967	1,648,852
Deferred fuel costs	168,122	168,122
Non-current assets held for sale	173,669	—
Other	57,853	36,945
TOTAL	2,037,611	1,853,919

TOTAL ASSETS	$30,348,550	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2024	2023
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$300,000	$1,400,000
Accounts payable:
Associated companies	108,688	283,016
Other	533,087	467,414
Customer deposits	169,544	167,905
Taxes accrued	29,002	66,463
Interest accrued	120,186	91,656
Deferred fuel costs	5,421	—
Customer advances	151,662	—
Other	96,426	87,468
TOTAL	1,514,016	2,563,922

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,477,954	2,391,442
Accumulated deferred investment tax credits	88,679	93,242
Regulatory liability for income taxes - net	355,432	193,754
Other regulatory liabilities	1,692,547	1,407,689
Decommissioning	1,842,855	1,836,240
Accumulated provisions	279,623	263,869
Pension and other postretirement liabilities	160,577	271,928
Long-term debt	9,566,453	8,020,689
Customer advances for construction	291,842	115,102
Other	479,178	378,074
TOTAL	17,235,140	14,972,029

Commitments and Contingencies

EQUITY
Member’s equity	11,503,030	11,473,614
Accumulated other comprehensive income	53,658	54,798
Noncontrolling interests	42,706	45,107
TOTAL	11,599,394	11,573,519

TOTAL LIABILITIES AND EQUITY	$30,348,550	$29,109,470

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2021	$—	$8,172,294	$8,278	$8,180,572
Net income	1,366	854,504	—	855,870
Other comprehensive income	—	—	47,092	47,092
Beneficial interest in storm trust	31,636	—	—	31,636
Non-cash contribution from parent	—	3,597	—	3,597
Capital contribution from parent	—	1,000,000	—	1,000,000
Common equity distributions	—	(624,000)	—	(624,000)
Distribution to LURC	(1,267)	—	—	(1,267)
Other	—	(52)	—	(52)
Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448
Net income	2,988	1,270,382	—	1,273,370
Other comprehensive loss	—	—	(572)	(572)
Beneficial interest in storm trust	14,577	—	—	14,577
Capital contribution from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(660,750)	—	(660,750)
Distribution to LURC	(4,193)	—	—	(4,193)
Other	—	(37)	—	(37)
Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519
Net income	3,126	887,645	—	890,771
Other comprehensive loss	—	—	(1,140)	(1,140)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(859,100)	—	(859,100)
Distributions to LURC	(5,527)	—	—	(5,527)
Other	—	(105)	—	(105)
Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2024 Compared to 2023

Net Income

Net income increased $63.4 million primarily due to higher retail electric price, partially offset by higher taxes other than income taxes and higher interest expense.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2024 to 2023:

Amount
(In Millions)
2023 operating revenues	$1,802.5
Fuel, rider, and other revenues that do not significantly affect net income	(108.7)
Volume/weather	0.2
Retail electric price	70.6
2024 operating revenues	$1,764.6

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is insignificant and primarily due to an increase in residential and commercial usage. This increase is the result of higher fixed charges, partially offset by lower volumetric rates, applied to lower usage. The increase was substantially offset by a decrease in industrial usage primarily due to a decrease in demand from large industrial customers, primarily in the primary metals and transportation industries.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2024 and July 2024, including the implementation of the interim facilities rate adjustment effective over six months beginning in July 2024. See Note 2 to the financial statements herein for discussion of the formula rate plan filings.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Mississippi for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	5,443	5,460	—
Commercial	4,587	4,640	(1)
Industrial	2,317	2,347	(1)
Governmental	397	407	(2)
Total retail	12,744	12,854	(1)
Sales for resale:
Non-associated companies	5,568	4,598	21
Total	18,312	17,452	5

See Note 19 to the financial statements for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $12.9 million in power delivery expenses primarily due to lower vegetation maintenance costs and a decrease of $7.5 million in non-nuclear generation expenses primarily due to a lower scope of work during plant outages performed in 2024 as compared to 2023. The decrease was partially offset by:

•an increase of $6.4 million in compensation and benefits costs primarily due to higher healthcare claims activity, including lower prescription drug rebates in 2024 as compared to 2023 and higher incentive-based accruals in 2024 as compared to 2023;
•an increase of $4.1 million in storm damage provisions. See Note 2 to the financial statements for discussion of Entergy Mississippi’s storm damage mitigation and restoration rider; and
•an increase of $3.1 million in energy efficiency expenses primarily due to the timing of recovery from customers.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes regulatory credits of $7.3 million, recorded in second quarter 2024, to reflect the effects of the joint stipulation reached in the 2024 formula rate plan filing proceeding. See Note 2 to the financial statements for discussion of the 2024 formula rate plan filing.

Other income increased primarily due to a decrease of $4.5 million in non-service pension costs primarily as a result of pension settlement charges recorded in 2023 and a reduction in 2024 in the amortization of deferred pension losses as a result of an amendment to a qualified pension plan spinning-off predominantly inactive participants into a new qualified plan, extending the amortization period for deferred losses. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs.

Interest expense increased primarily due to the issuance of $300 million of 5.85% Series mortgage bonds in May 2024 and higher carrying costs related to the deferred fuel balance, partially offset by the repayment of a $150

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
million unsecured term loan, of which $50 million was repaid in May 2023 and $100 million was repaid in December 2023.

The effective income tax rates were 24.7% for 2024 and 23.0% for 2023. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of results of operations for 2023 compared to 2022.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,630	$16,979	$47,627

Net cash provided by (used in):
Operating activities	699,455	559,391	405,649
Investing activities	(705,219)	(527,978)	(620,740)
Financing activities	154,827	(41,762)	184,443
Net increase (decrease) in cash and cash equivalents	149,063	(10,349)	(30,648)

Cash and cash equivalents at end of period	$155,693	$6,630	$16,979

2024 Compared to 2023

Operating Activities

Net cash flow provided by operating activities increased $140.1 million in 2024 primarily due to:

•lower fuel and purchased power costs;
•income tax refunds of $14.2 million in 2024 as compared to income tax payments of $50.9 million in 2023. Entergy Mississippi received income tax refunds in 2024 and made income tax payments in 2023, each in accordance with an intercompany income tax allocation agreement;
•a decrease of $13 million in storm spending in 2024 as compared to 2023; and
•a decrease of $6.1 million in pension contributions in 2024. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors;
•lower collections from customers; and
•an increase of $15.5 million in interest paid.

Investing Activities

Net cash flow used in investing activities increased $177.2 million in 2024 primarily due to:

•an increase of $123.1 million in non-nuclear generation construction expenditures primarily due to higher spending on the Delta Blues Advanced Power Station project;
•an increase of $78.5 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Mississippi’s service area;
•money pool activity; and
•a decrease of $33.8 million in receipts from the storm reserve escrow account, which was closed in July 2024. See Note 2 to the financial statements for discussion of Entergy Mississippi’s storm escrow account activity.

The increase was partially offset by:

•a decrease of $46.3 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2024;
•the substantial completion and final payments totaling approximately $35.1 million in 2023 for the purchase of the Sunflower Solar facility by a consolidated tax equity partnership. See Note 14 to the financial statements for discussion of the Sunflower Solar facility purchase; and
•a decrease of $11 million in facilities construction expenditures primarily due to the construction of a new transmission office in 2023.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $15.2 million in 2024 compared to decreasing by $26.9 million in 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities provided $154.8 million of cash in 2024 compared to using $41.8 million of cash in 2023 primarily due to the following activity:

•the repayment, prior to maturity, of $250 million of 3.10% Series mortgage bonds in June 2023;
•the repayment of a $150 million unsecured term loan in 2023;
•an increase of $75.4 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements;
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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•the repayment, prior to maturity, of $100 million of 3.75% Series mortgage bonds in June 2024; and
•money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased $73.8 million in 2024 compared to increasing by $73.8 million in 2023.

See Note 5 to the financial statements for details on long-term debt.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of operating, investing, and financing cash flow activities for 2023 compared to 2022.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	December 31, 2024	December 31, 2023
Debt to capital	50.4%	50.5%
Effect of subtracting cash	(1.6%)	(0.1%)
Net debt to net capital (non-GAAP)	48.8%	50.4%

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
•debt maturities or retirements;

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•working capital purposes, including the financing of fuel and purchased power costs; and
•distributions and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2025	2026	2027
	(In Millions)
Planned construction and capital investment:
Generation	$1,135	$1,605	$895
Transmission	195	200	110
Distribution	270	360	405
Utility Support	55	40	55
Total	$1,655	$2,205	$1,465

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Mississippi’s portfolio, as well as to support customer growth, including Delta Blues Advanced Power Station, Delta Solar, and Penton Solar; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Mississippi is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy Mississippi’s existing debt and lease obligations (includes estimated interest payments).

	2025	2026	2027	2028-2029	After 2029

Long-term debt (a)	$98	$98	$248	$545	$3,516
Operating leases (b)	$10	$9	$8	$9	$3
Finance leases (b)	$4	$3	$3	$4	$24

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Mississippi currently expects to contribute approximately $8.1 million to its qualified pension plans and approximately $178 thousand to its other postretirement plans in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025, valuations are completed, which is expected by April 1, 2025.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Mississippi has $1.0 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Additional Generation and Transmission Resources

In January 2024, Amazon Web Services announced its plan to invest in two data centers located in Madison County, Mississippi. In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve the two data centers. Entergy Mississippi will need generation and transmission resources to reliably serve all Entergy Mississippi customers, including the data centers. The large customer supply and service agreement also contains provisions which cover Entergy Mississippi’s incremental investment costs in the event of early termination. In May 2024 the MPSC approved Entergy Mississippi’s revisions to its formula rate plan to comply with state legislation passed in January 2024 allowing Entergy Mississippi to make interim rate adjustments, including the collection of a return on construction-work-in-process on a cash basis, to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi anticipates recovering the incremental cost to serve the customer through the revenues it expects to collect under the large customer supply and service agreement.

In February 2025, Entergy Mississippi entered into a new large customer supply and service agreement with a customer. The planned capital investment estimates for 2025-2027, shown above, include amounts related to the generation and transmission resources needed to reliably serve all Entergy Mississippi customers.

Delta Blues Advanced Power Station

In September 2024, Entergy Mississippi announced plans to construct, own, and operate the Delta Blues Advanced Power Station, a 754 MW combined-cycle combustion turbine facility, to be located in Washington County, Mississippi. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Delta Blues Advanced Power Station will cost an estimated $1.2 billion. State legislation passed in January 2024 provides for the pre-certification of construction for certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. Construction of the Delta Blues Advanced Power Station qualifies under this legislation for pre-certification. As enabled by this legislation, Entergy Mississippi began recovery of certain costs of construction of the Delta Blues Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider, which rates became effective in July 2024. Non-fuel revenue collected from the data center customer will be included in the formula rate plan to offset the facility’s revenue requirement. Construction is in progress and the facility is expected to be in service by the end of 2028.

Delta Solar

In December 2024 the Bolivar County Board of Supervisors approved Entergy Mississippi’s plans to construct, own, and operate the Delta Solar facility, an 80 MW solar facility to be located in Bolivar County,

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Mississippi. The Delta Solar facility will cost an estimated $157.2 million, inclusive of estimated transmission interconnection costs. Construction of the Delta Solar facility qualifies for pre-certification under the State legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The Delta Solar facility is expected to be in service by the end of 2027.

Penton Solar

Entergy Mississippi plans to construct, own, and operate the Penton Solar facility, a 190 MW solar facility. The Penton Solar facility will cost an estimated $327.2 million, inclusive of estimated transmission interconnection and upgrade costs. Construction of the Penton Solar facility qualifies for pre-certification under the State legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The Penton Solar facility is expected to be in service by early 2028.

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

All debt and preferred membership interest issuances by Entergy Mississippi require prior regulatory approval.  Debt issuances are also subject to requirements set forth in its bond indenture and other agreements.  Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2024	2023	2022	2021
(In Thousands)
$15,218	($73,769)	$26,879	$40,456

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2029. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. As of December 31,

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
2024, $31.8 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Mississippi obtained authorization from the FERC through January 2027 for short-term borrowings, not to exceed an aggregate amount of $200 million at any time outstanding, and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In May 2023, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed a 2023 test year filing resulting in a total revenue increase of $26.5 million for 2023. Pursuant to the joint stipulation, Entergy Mississippi’s 2022 look-back filing reflected an earned return on rate base of 6.10% in calendar year 2022, which was below the look-back bandwidth, resulting in a $19.0 million increase in the formula rate plan revenues on an interim basis through June 2024. Entergy Mississippi recorded a regulatory credit of $0.8 million in June 2023 to reflect the increase in the look-back regulatory asset. In addition, certain long-term service agreement and conductor handling costs were authorized for realignment from the formula rate plan to the annual power management and grid modernization riders effective January 2023, resulting in regulatory credits recorded in June 2023 of $4.1 million and $4.3 million, respectively. Also, the amortization of Entergy Mississippi’s COVID-19 bad debt expense deferral was suspended for calendar year 2023, but resumed in July 2024. In June 2023 the MPSC approved the joint stipulation with rates effective in July 2023.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024. Entergy Mississippi filed its second annual interim facilities rate adjustment report in December 2024 to recover approximately $46.7 million of these costs over a 12-month period with rates effective beginning in January 2025.

Grand Gulf Capacity Filing

In September 2024, Entergy Mississippi filed a notice of intent with the MPSC to implement revisions to its unit power cost recovery rider that would allow Entergy Mississippi to recover the first year of costs associated with the transfer of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which consists of Entergy Louisiana’s interest in and purchases of Grand Gulf capacity and energy under the revised rider schedule, effective by January 1, 2025. This notice filing related to the divestiture of Entergy Louisiana’s 14% share of Grand Gulf capacity and energy under the Unit Power Sales Agreement and 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture is being effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies as described in the System Energy global settlement with the LPSC and Entergy Louisiana. The MSS-4 replacement PPA to effectuate this divestiture was approved by the FERC in November 2024. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent, finding that it was just and reasonable for Entergy Mississippi to obtain Entergy Louisiana’s entitlements to Grand Gulf capacity and energy and that Entergy Mississippi should be allowed to recover the costs associated with the transfer of such entitlements to Grand Gulf capacity and energy, as described above. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. See “Complaints Against System Energy - System Energy Settlement with the LPSC” in Note 2 to the financial statements for further details of the System Energy global settlement with the LPSC and Note 8 to the financial statements for discussion of the Unit Power Sales Agreement.

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

Entergy Mississippi, LLC and Subsidiaries
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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
In June 2024 the MPSC approved the joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2024 formula rate plan filing. The 2024 formula rate plan filing included the conclusion of the modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider, which were approved in October 2022 and allowed Entergy Mississippi to recover certain under-collected fuel balances, effective for July 2024 bills.. The stipulation provided for Entergy Mississippi to reduce its net energy cost factor. See “Retail Rate Proceedings - Filings with the MPSC (Entergy Mississippi) - Retail Rates - 2024 Formula Rate Plan Filing” in Note 2 to the financial statements for further discussion of the 2024 formula rate plan filing and the joint stipulation agreement.

In November 2024, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $144.6 million as of September 2024. The calculation of the annual factor for the power management rider included a projected under-recovery of $60.1 million as of September 2024. In January 2025 the MPSC approved a revised energy cost factor, effective for February 2025 bills, that did not reflect the fuel savings associated with Entergy Mississippi’s incremental increase in its share of capacity and energy in connection with Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which was subject to the MPSC’s review at such time. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent for Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, with associated fuel savings to be reflected in Entergy Mississippi’s energy cost recovery rider, effective for March 2025 bills. Additionally, in February 2025 the MPSC approved the proposed power management cost adjustment factor, effective for March 2025 bills.

Storm Cost Recovery Filings with Retail Regulators

Prior to June 2024, Entergy Mississippi had approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeded $15 million, the collection of the storm damage provision ceased until such time that the accumulated storm damage provision became less than $10 million. Entergy Mississippi’s storm damage provision balance had been less than $10 million since May 2019, and Entergy Mississippi had been billing the monthly storm damage provision since July 2019.

In December 2023, Entergy Mississippi filed a Notice of Storm Escrow Disbursement and Request for Interim Relief notifying the MPSC that Entergy Mississippi had requested disbursement of approximately $34.5 million of storm escrow funds from its restricted storm escrow account. The filing also requested authorization from the MPSC, on a temporary basis, that the $34.5 million of storm escrow funds be credited to Entergy Mississippi’s storm damage provision, pending the MPSC’s review of Entergy Mississippi’s storm-related costs, and that Entergy Mississippi continue to bill its monthly storm damage provision without suspension in the event the storm damage provision balance exceeded $15 million, in anticipation of a subsequent filing by Entergy Mississippi in this proceeding. The storm damage provision exceeded $15 million upon receipt of the storm escrow funds. Because the MPSC had not entered an order on Entergy Mississippi’s filing on the requested relief to continue billing this provision, Entergy Mississippi suspended billing the monthly storm damage provision effective with February 2024 bills.

In March 2024, Entergy Mississippi made a combined dual filing which included a notice of intent to make routine change in rates and schedules and a motion for determination relating to the above-described notice of storm escrow disbursement. The notice of intent proposed a new storm damage mitigation and restoration rider to supersede both the then-current storm damage rate schedule and the vegetation management rider schedule, in which the collection of both expenses would be combined. The proposal requested that the MPSC authorize Entergy Mississippi to collect approximately $5.2 million per month for vegetation management and a storm damage provision. Furthermore, if Entergy Mississippi’s accumulated vegetation management and storm damage provision balance were to exceed $70 million, collection under the storm damage mitigation and restoration rider

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

would cease until such time that the accumulated vegetation management and storm damage provision would become less than $60 million.

The Mississippi Public Utilities Staff reviewed the storm-related costs submitted by Entergy Mississippi and found them prudent. In June 2024 the MPSC considered and unanimously granted the relief sought by Entergy Mississippi, including authorization to credit any remaining funds in the storm escrow account to Entergy Mississippi’s storm damage provision and to close the storm escrow account and approving the new storm damage mitigation and restoration rider. Entergy Mississippi’s storm escrow account was liquidated in July 2024, and the new combined storm damage mitigation and restoration rider became effective with the July 2024 billing cycle. Additionally, Entergy Mississippi made a compliance filing to cease billing under the existing vegetation management rider schedule as of the same billing cycle.

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

Entergy Mississippi, LLC and Subsidiaries
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

Actuarial Assumption	Change in Assumption	Impact on 2025 Qualified Pension Cost	Impact on 2024 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$178	$5,973
Rate of return on plan assets	(0.25%)	$726	$—
Rate of increase in compensation	0.25%	$249	$1,397

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2025 Postretirement Benefits Cost	Impact on 2024 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$77	$912
Health care cost trend	0.25%	$112	$594

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Mississippi in 2024 was $3.3 million. Entergy Mississippi anticipates 2025 qualified pension cost to be $3.5 million.  Entergy Mississippi contributed $15 million to its qualified pension plans in 2024 and estimates 2025 pension contributions will be approximately $8.1 million, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2024 was $3.7 million. Entergy Mississippi expects 2025 postretirement health care and life insurance benefit income of approximately $3.9 million. In 2024, Entergy Mississippi’s contributions to its other postretirement plans, specifically its contributions to the external trusts plus claims payments, were offset by trust claims reimbursements, resulting in a net reimbursement of $23 thousand. Entergy Mississippi estimates that 2025 contributions will be approximately $178 thousand.

Entergy Mississippi, LLC and Subsidiaries
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Mississippi, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Mississippi, LLC and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, cash flows and changes in equity (pages 391 through 396 and applicable items in pages 47 through 239), for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

We have served as the Company’s auditor since 2001.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING REVENUES
Electric	$1,764,593	$1,802,533	$1,624,234

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	270,015	563,296	252,760
Purchased power	273,580	281,761	322,674
Other operation and maintenance	315,651	320,192	314,902
Taxes other than income taxes	166,195	150,921	137,541
Depreciation and amortization	270,483	262,624	246,063
Other regulatory charges (credits) - net	36,723	(111,376)	38,017
TOTAL	1,332,647	1,467,418	1,311,957

OPERATING INCOME	431,946	335,115	312,277

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,095	8,552	6,125
Interest and investment income	3,249	2,275	508
Miscellaneous - net	(11,157)	(13,231)	(3,619)
TOTAL	1,187	(2,404)	3,014

INTEREST EXPENSE
Interest expense	110,931	99,857	86,960
Allowance for borrowed funds used during construction	(3,520)	(3,479)	(2,800)
TOTAL	107,411	96,378	84,160

INCOME BEFORE INCOME TAXES	325,722	236,333	231,131

Income taxes	80,315	54,364	54,864

NET INCOME	245,407	181,969	176,267

Net loss attributable to noncontrolling interest	(10,551)	(10,302)	(21,355)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$255,958	$192,271	$197,622

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING ACTIVITIES
Net income	$245,407	$181,969	$176,267
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	270,483	262,624	246,063
Deferred income taxes, investment tax credits, and non-current taxes accrued	43,245	28,990	54,850
Changes in assets and liabilities:
Receivables	7,221	3,627	(65,843)
Fuel inventory	1,233	(648)	(5,237)
Accounts payable	60,450	(41,101)	49,101
Taxes accrued	63,890	(9,771)	18,632
Interest accrued	(870)	3,329	925
Deferred fuel costs	(4,329)	273,856	(21,333)
Other working capital accounts	(32,138)	(23,813)	2,632
Provisions for estimated losses	7,719	1,972	(519)
Other regulatory assets	53,229	(59,616)	(57,028)
Other regulatory liabilities	17,985	(59,513)	20,165
Pension and other postretirement funded status	(33,506)	(49,223)	(35,299)
Other assets and liabilities	(564)	46,709	22,273
Net cash flow provided by operating activities	699,455	559,391	405,649
INVESTING ACTIVITIES
Construction expenditures	(699,690)	(562,118)	(534,020)
Allowance for equity funds used during construction	9,095	8,552	6,125
Payment for purchase of plant	—	(35,094)	(105,149)
Proceeds from sale of assets	818	—	—
Changes in money pool receivable - net	(15,218)	26,879	13,577
Receipts from storm reserve escrow account	736	34,493	—
Increase in other investments	(960)	(690)	(1,273)
Net cash flow used in investing activities	(705,219)	(527,978)	(620,740)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	395,881	396,833	249,266
Retirement of long-term debt	(200,000)	(500,000)	(100,000)
Capital contributions from noncontrolling interest	—	25,708	24,702
Changes in money pool payable - net	(73,769)	73,769	—
Common equity distributions paid	(44,633)	(40,000)	—
Other	77,348	1,928	10,475
Net cash flow provided by (used in) financing activities	154,827	(41,762)	184,443
Net increase (decrease) in cash and cash equivalents	149,063	(10,349)	(30,648)
Cash and cash equivalents at beginning of period	6,630	16,979	47,627
Cash and cash equivalents at end of period	$155,693	$6,630	$16,979
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$109,444	$93,961	$83,291
Income taxes	($14,170)	$50,869	($5,396)
Noncash investing activities:
Accrued construction expenditures	$141,227	$16,342	$59,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2024	2023
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$184	$30
Temporary cash investments	155,509	6,600
Total cash and cash equivalents	155,693	6,630
Accounts receivable:
Customer	97,609	121,389
Allowance for doubtful accounts	(2,172)	(3,312)
Associated companies	23,909	4,997
Other	25,148	17,697
Accrued unbilled revenues	75,740	71,465
Total accounts receivable	220,234	212,236
Fuel inventory - at average cost	14,963	16,196
Materials and supplies	113,256	95,526
Prepayments and other	19,764	12,740
TOTAL	523,910	343,328

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,482	4,497
Storm reserve escrow account	—	656
Other	880	—
TOTAL	5,362	5,153

UTILITY PLANT
Electric	7,860,409	7,455,145
Construction work in progress	487,273	139,635
TOTAL UTILITY PLANT	8,347,682	7,594,780
Less - accumulated depreciation and amortization	2,511,091	2,346,327
UTILITY PLANT - NET	5,836,591	5,248,453

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	525,847	579,076
Other	97,260	51,996
TOTAL	623,107	631,072

TOTAL ASSETS	$6,988,970	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2024	2023
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$—	$100,000
Accounts payable:
Associated companies	58,087	133,571
Other	283,755	92,659
Customer deposits	94,009	92,637
Taxes accrued	179,024	115,134
Interest accrued	20,667	21,537
Deferred fuel costs	126,316	130,645
Other	20,720	26,463
TOTAL	782,578	712,646

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	870,116	821,744
Accumulated deferred investment tax credits	13,446	13,811
Regulatory liability for income taxes - net	180,851	188,714
Other regulatory liabilities	59,544	33,696
Asset retirement cost liabilities	25,110	8,229
Accumulated provisions	47,200	39,481
Long-term debt	2,427,073	2,129,510
Customer advances for construction	112,618	32,659
Other	61,446	39,302
TOTAL	3,797,404	3,307,146

Commitments and Contingencies

EQUITY
Member's equity	2,400,786	2,189,461
Noncontrolling interest	8,202	18,753
TOTAL	2,408,988	2,208,214

TOTAL LIABILITIES AND EQUITY	$6,988,970	$6,228,006

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2021	$—	$1,839,568	$1,839,568
Net income (loss)	(21,355)	197,622	176,267
Capital contributions from noncontrolling interest	24,702	—	24,702
Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537
Net income (loss)	(10,302)	192,271	181,969
Common equity distributions	—	(40,000)	(40,000)
Capital contributions from noncontrolling interest	25,708	—	25,708
Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214
Net income (loss)	(10,551)	255,958	245,407
Common equity distributions	—	(44,633)	(44,633)
Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2024 Compared to 2023

Net Income

Net income decreased $213.1 million primarily due to a $198.4 million reduction in income tax expense in 2023 as a result of the resolution of the 2016-2018 IRS audit, partially offset by a $60 million regulatory charge ($43.8 million net-of-tax) to reflect credits expected to be provided to customers as a result of the resolution of the 2016-2018 IRS audit, and a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. Also contributing to the decrease were higher interest expense, higher depreciation and amortization expenses, and higher other operation and maintenance expenses. See Note 3 to the financial statements for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2024 to 2023:

Amount
(In Millions)
2023 operating revenues	$843.9
Fuel, rider, and other revenues that do not significantly affect net income	(28.3)
Volume/weather	(5.5)
Storm restoration carrying costs	(5.2)
Retail electric price	5.7
2024 operating revenues	$810.6

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in industrial and commercial usage. The decrease in industrial usage is primarily due to a decrease in demand from large industrial customers, primarily in the industrial gases industry.

Storm restoration carrying costs represent the equity component of storm restoration carrying costs, recorded in fourth quarter 2023, recognized as part of the City Council’s approval of the Hurricane Ida storm cost certification report in December 2023. See Note 2 to the financial statements for further discussion of the storm cost certification.

The retail electric price variance is primarily due to increases in formula rate plan rates effective September 2023 and September 2024, each in accordance with the terms of the 2023 and 2024 formula rate plan filings. See Note 2 to the financial statements for further discussion of the formula rate plan filings.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	2,341	2,364	(1)
Commercial	2,094	2,126	(2)
Industrial	369	423	(13)
Governmental	793	783	1
Total retail	5,597	5,696	(2)
Sales for resale:
Non-associated companies	2,123	2,818	(25)
Total	7,720	8,514	(9)

See Note 19 to the financial statements for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.1 million in bad debt expense;
•an increase of $2.6 million in compensation and benefits costs primarily due to higher healthcare claims activity, including lower prescription drug rebates in 2024 as compared to 2023; and
•an increase of $2.5 million in energy efficiency expenses primarily due to higher energy efficiency costs and the timing of recovery from customers.

The increase was partially offset by a decrease of $5.3 million in power delivery expenses primarily due to a lower scope of work performed in 2024 as compared to 2023.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower retail revenues in 2024 as compared to 2023.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes a regulatory charge of $78.5 million, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit and a regulatory charge of $60 million, recorded in fourth quarter 2023, to reflect credits expected to be provided to customers as a result of the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

Interest expense increased primarily due to the issuances of $65 million of 6.41% Series mortgage bonds, $50 million of 6.54% Series mortgage bonds, and $35 million of 6.25% Series mortgage bonds, each in May 2024. The increase was partially offset by the repayment of $100 million of 3.90% Series mortgage bonds in July 2023 and the repayment of an $85 million unsecured term loan in June 2024.

The effective income tax rates were 15.2% for 2024 and (487.5%) for 2023. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of results of operations for 2023 compared to 2022.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Sale of Natural Gas Distribution Business

See the “Held for Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements for discussion of the planned sale of the Entergy New Orleans natural gas distribution business.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$4,464	$42,862

Net cash provided by (used in):
Operating activities	286,729	202,956	363,763
Investing activities	(163,481)	(18,802)	(403,790)
Financing activities	(91,497)	(188,592)	1,629
Net increase (decrease) in cash and cash equivalents	31,751	(4,438)	(38,398)

Cash and cash equivalents at end of period	$31,777	$26	$4,464

2024 Compared to 2023

Operating Activities

Net cash flow provided by operating activities increased $83.8 million in 2024 primarily due to:

•the receipt of $98.1 million in settlement proceeds in 2024 as a result of the System Energy settlement with the City Council. See Note 2 to the financial statements for discussion of the System Energy settlement agreement with the City Council;
•lower fuel payments in 2024 as compared to 2023;
•the timing of payments to vendors; and
•income tax refunds of $17.9 million in 2024 compared to income tax payments of $14.1 million in 2023. Entergy New Orleans received income tax refunds in 2024 primarily in accordance with an intercompany income tax allocation agreement. Entergy New Orleans made net income tax payments in 2023 primarily related to the resolution of the 2016-2018 IRS audit and estimated federal and state income taxes.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by the refund of $34 million received from System Energy in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC and lower collections from customers. See Note 2 to the financial statements for discussion of the January 2023 refund received from System Energy and the related proceedings and Note 3 to the financial statements for further discussion of the resolution of the 2016-2018 IRS audit.

Investing Activities

Net cash flow used in investing activities increased $144.7 million in 2024 primarily due to money pool activity, partially offset by a decrease of $16.6 million in transmission construction expenditures primarily due to higher spending in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $3.1 million in 2024 compared to decreasing by $147.3 million in 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $97.1 million in 2024 primarily due to the issuances of $65 million of 6.41% Series mortgage bonds, $50 million of 6.54% Series mortgage bonds, and $35 million of 6.25% Series mortgage bonds, each in May 2024, and the repayment, at maturity, of $100 million of 3.90% Series mortgage bonds in July 2023. The decrease was partially offset by:

•the repayment, at maturity, of an $85 million unsecured term loan in June 2024 as compared to additional borrowings of $15 million on the unsecured term loan in May 2023;
•money pool activity; and
•a $15 million advance received in 2023 related to Entergy New Orleans’s construction of the New Orleans Sewerage and Water Board Sullivan substation.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $21.7 million in 2024 compared to increasing by $21.7 million in 2023.

See Note 5 to the financial statements for details on long-term debt.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of operating, investing, and financing cash flow activities for 2023 compared to 2022.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy New Orleans is primarily due to common equity distributions of $125 million in 2024 and the net issuance of long-term debt in 2024.

	December 31, 2024	December 31, 2023
Debt to capital	51.5%	45.8%
Effect of excluding securitization bonds	—%	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	51.5%	45.6%
Effect of subtracting cash	(1.1%)	—%
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	50.4%	45.6%

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
•debt maturities or retirements; and
•distribution and interest payments.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2025	2026	2027
	(In Millions)
Planned construction and capital investment:
Generation	$30	$15	$10
Transmission	20	5	30
Distribution	125	190	110
Utility Support	20	20	15
Total	$195	$230	$165

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to improve reliability and resilience; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy New Orleans is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments).

	2025	2026	2027	2028-2029	After 2029
	(In Millions)
Long-term debt (a)	$111	$116	$29	$92	$873
Operating leases (b)	$2	$2	$2	$2	$1
Finance leases (b)	$1	$1	$1	$3	$1

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy New Orleans currently expects to contribute approximately $5 million to its qualified pension plans and approximately $205 thousand to its other postretirement plans in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025, valuations are completed, which is expected by April 1, 2025. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans has $7.9 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, Entergy New Orleans enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy New Orleans has rate mechanisms in place to recover fuel, purchased power, and

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

associated costs incurred under these purchase obligations. See Note 8 to the financial statements for discussion of Entergy New Orleans’s obligations under the Unit Power Sales Agreement.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy New Orleans pays distributions from its earnings at a percentage determined monthly.

Resilience and Grid Hardening

In October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a resilience and storm hardening cost recovery rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which includes $168 million in hardening projects. The three-year resilience plan was to be in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In October 2024 the City Council approved a resolution authorizing a two-year resilience plan totaling $100 million and approved the requested resilience and storm hardening cost recovery rider. In December 2024, Entergy New Orleans notified the City Council of the subset of hardening projects from the revised three-year resilience plan to be included in the two-year resilience plan. Entergy New Orleans implemented the approved resilience and storm hardening cost recovery rider effective with the first billing cycle of January 2025.

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

All debt and common and preferred membership interest issuances by Entergy New Orleans require prior regulatory approval. Debt issuances are also subject to requirements set forth in its bond indenture and other

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

agreements. Entergy New Orleans has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2024	2023	2022	2021
(In Thousands)
$3,146	($21,651)	$147,254	$36,410

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of December 31, 2024, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2024, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy New Orleans obtained authorization from the FERC through January 2027 for short-term borrowings not to exceed an aggregate amount of $150 million at any time outstanding and long-term borrowings and securities issuances. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized not only by the FERC, but also by the City Council, and the current City Council authorization extends through December 2025.

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages. In December 2024, in accordance with the terms of its storm recovery reserve escrow agreement, Entergy New Orleans transmitted to the City Council a notice of intent to withdraw up to $20 million in estimated storm costs resulting from Hurricane Francine from its storm recovery reserve escrow account, subject to the City Council’s certification of those costs. In January 2025, the City Council authorized the withdrawal and in February 2025, Entergy New Orleans withdrew $10.3 million from its storm recovery reserve escrow account.

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

Request for Extension and Modification of Formula Rate Plan

In September 2023, Entergy New Orleans filed a motion seeking City Council approval of a three-year extension of Entergy New Orleans’s electric and gas formula rate plans. In October 2023 the City Council granted Entergy New Orleans’s request for an extension, subject to minor modifications which included a 55% equity ratio for rate setting purposes.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Income Tax Audits

As discussed in Note 3 to the financial statements, in November 2023 the IRS completed its examination of the 2016 through 2018 tax years and issued a Revenue Agent Report for each federal filer under audit. Based on prior regulatory agreements and general rate-making principles, in fourth quarter 2023 Entergy New Orleans recorded a regulatory liability and associated regulatory charge of $60 million ($44 million net-of-tax). In April 2024, Entergy New Orleans and the City Council entered into a settlement in principle whereby Entergy New Orleans agreed to share with customers $138 million of income tax benefits from the resolution of the 2016–2018 IRS audit. Based on this settlement in principle, in first quarter 2024, Entergy New Orleans increased the associated regulatory liability from $60 million to $138 million and recorded a corresponding $78 million regulatory charge ($57 million net-of-tax). The settlement in principle requires that the regulatory liability be amortized over 25 years beginning in January 2025 with the unamortized balance included in rate base and the amortization treated as a reduction to Entergy New Orleans’s retail revenue requirement. In May 2024 the City Council approved the settlement.

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

Entergy New Orleans, LLC and Subsidiaries
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

Actuarial Assumption	Change in Assumption	Impact on 2025 Qualified Pension Cost	Impact on 2024 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$101	$2,787
Rate of return on plan assets	(0.25%)	$313	$—
Rate of increase in compensation	0.25%	$140	$601

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2025 Postretirement Benefits Cost	Impact on 2024 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$30	$430
Health care cost trend	0.25%	$43	$236

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy New Orleans in 2024 was $1.1 million. Entergy New Orleans anticipates 2025 qualified pension cost to be $1.2 million.  Entergy New Orleans contributed $4.9 million to its qualified pension plans in 2024 and estimates 2025 pension contributions will be approximately $5 million,

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

although the 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2024 was $5.5 million. Entergy New Orleans expects 2025 postretirement health care and life insurance benefit income of approximately $5.6 million.  Entergy New Orleans contributed $134 thousand to its other postretirement plans in 2024 and estimates 2025 contributions will be approximately $205 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, LLC and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, cash flows, and changes in member’s equity (pages 412 through 416 and applicable items in pages 47 through 239), for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

We have served as the Company’s auditor since 2001.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING REVENUES
Electric	$708,354	$737,974	$855,248
Natural gas	102,210	105,959	142,085
TOTAL	810,564	843,933	997,333

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	99,055	122,400	244,994
Purchased power	252,863	268,478	314,283
Other operation and maintenance	172,101	167,719	156,653
Taxes other than income taxes	60,476	62,979	63,743
Depreciation and amortization	84,937	81,282	76,938
Other regulatory charges (credits) - net	85,136	69,211	19,596
TOTAL	754,568	772,069	876,207

OPERATING INCOME	55,996	71,864	121,126

OTHER INCOME
Allowance for equity funds used during construction	2,118	1,470	829
Interest and investment income	2,144	7,154	742
Miscellaneous - net	(115)	(4,119)	(21)
TOTAL	4,147	4,505	1,550

INTEREST EXPENSE
Interest expense	42,337	38,118	34,829
Allowance for borrowed funds used during construction	(883)	(714)	(531)
TOTAL	41,454	37,404	34,298

INCOME BEFORE INCOME TAXES	18,689	38,965	88,378

Income taxes	2,842	(189,973)	24,277

NET INCOME	$15,847	$228,938	$64,101

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING ACTIVITIES
Net income	$15,847	$228,938	$64,101
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	84,937	81,282	76,938
Deferred income taxes, investment tax credits, and non-current taxes accrued	12,271	(191,326)	18,685
Changes in assets and liabilities:
Receivables	(6,955)	29,944	6,128
Fuel inventory	(813)	2,574	(2,927)
Accounts payable	(4,864)	(11,924)	21
Prepaid taxes and taxes accrued	10,360	(11,882)	5,923
Interest accrued	137	454	89
Deferred fuel costs	2,247	4,005	(17,760)
Other working capital accounts	192	(9,184)	(790)
Provisions for estimated losses	2,169	1,076	80,719
Other regulatory assets	25,424	19,745	46,505
Other regulatory liabilities	175,808	66,022	(8,639)
Effect of securitization on regulatory asset	—	—	95,920
Pension and other postretirement funded status	(21,638)	(16,371)	9,769
Other assets and liabilities	(8,393)	9,603	(10,919)
Net cash flow provided by operating activities	286,729	202,956	363,763
INVESTING ACTIVITIES
Construction expenditures	(158,257)	(164,279)	(217,864)
Allowance for equity funds used during construction	2,118	1,470	829
Changes in money pool receivable - net	(3,146)	147,254	(110,844)
Payments to storm reserve escrow account	(5,011)	(3,731)	(200,000)
Receipts from storm reserve escrow account	—	—	125,000
Changes in securitization account	815	(191)	(236)
Decrease (increase) in other investments	—	675	(675)
Net cash flow used in investing activities	(163,481)	(18,802)	(403,790)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	148,913	14,610	—
Retirement of long-term debt	(91,245)	(112,525)	(12,207)
Repayment of long-term payable due to associated company	(1,275)	(1,306)	(1,326)
Contributions from customer for construction	—	15,000	15,000
Changes in money pool payable - net	(21,651)	21,651	—
Common equity distributions paid	(125,000)	(125,000)	—
Other	(1,239)	(1,022)	162
Net cash flow provided by (used in) financing activities	(91,497)	(188,592)	1,629
Net increase (decrease) in cash and cash equivalents	31,751	(4,438)	(38,398)
Cash and cash equivalents at beginning of period	26	4,464	42,862
Cash and cash equivalents at end of period	$31,777	$26	$4,464
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$40,312	$36,263	$33,343
Income taxes	($17,903)	$14,120	$499
Noncash investing activities:
Accrued construction expenditures	$2,865	$7,068	$11,152

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2024	2023
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$374	$26
Temporary cash investments	31,403	—
Total cash and cash equivalents	31,777	26
Securitization recovery trust account	1,611	2,426
Accounts receivable:
Customer	65,731	67,258
Allowance for doubtful accounts	(6,735)	(7,770)
Associated companies	5,844	1,657
Other	9,467	5,270
Accrued unbilled revenues	33,296	31,087
Total accounts receivable	107,603	97,502
Deferred fuel costs	—	6,148
Fuel inventory - at average cost	320	3,298
Materials and supplies	25,516	30,019
Prepaid taxes	—	1,574
Current assets held for sale	13,100	—
Prepayments and other	12,128	11,482
TOTAL	192,055	152,475

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	83,742	78,731
Other	832	832
TOTAL	84,574	79,563

UTILITY PLANT
Electric	2,160,165	2,046,928
Natural gas	43,279	401,846
Construction work in progress	18,269	25,424
TOTAL UTILITY PLANT	2,221,713	2,474,198
Less - accumulated depreciation and amortization	768,305	858,672
UTILITY PLANT - NET	1,453,408	1,615,526

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of December 31, 2024 and $506 as of December 31, 2023)	133,261	182,367
Deferred fuel costs	4,080	4,080
Non-current assets held for sale	284,738	—
Other	71,037	63,964
TOTAL	493,116	250,411

TOTAL ASSETS	$2,223,153	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2024	2023
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$78,000	$85,000
Payable due to associated company	1,140	1,275
Accounts payable:
Associated companies	45,479	76,736
Other	43,750	39,813
Customer deposits	28,834	32,420
Taxes accrued	8,786	—
Interest accrued	8,671	8,534
Deferred fuel costs	980	—
Other	14,427	8,953
TOTAL	230,067	252,731

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	201,541	195,615
Accumulated deferred investment tax credits	15,617	16,457
Regulatory liability for income taxes - net	15,000	36,061
Other regulatory liabilities	260,312	90,434
Accumulated provisions	90,293	88,124
Long-term debt (includes securitization bonds of $— as of December 31, 2024 and $5,415 as of December 31, 2023)	650,463	584,171
Long-term payable due to associated company	5,864	7,004
Other	56,395	20,624
TOTAL	1,295,485	1,038,490

Commitments and Contingencies

EQUITY
Member's equity	697,601	806,754
TOTAL	697,601	806,754

TOTAL LIABILITIES AND EQUITY	$2,223,153	$2,097,975

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

Member’s Equity
(In Thousands)

Balance at December 31, 2021	$638,715
Net income	64,101
Balance at December 31, 2022	$702,816
Net income	228,938
Common equity distributions	(125,000)
Balance at December 31, 2023	$806,754
Net income	15,847
Common equity distributions	(125,000)
Balance at December 31, 2024	$697,601

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2024 Compared to 2023

Net Income

Net income increased $2.3 million primarily due to higher other income and higher retail electric price, partially offset by higher depreciation and amortization expenses and higher other operation and maintenance expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2024 to 2023:

Amount
(In Millions)
2023 operating revenues	$2,028.6
Fuel, rider, and other revenues that do not significantly affect net income	3.4
Retail electric price	15.4
Volume/weather	2.8
2024 operating revenues	$2,050.2

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in base rates effective June 2023 and the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024, partially offset by the implementation of the generation cost recovery relate-back rider for the Hardin County Peaking Facility effective over three months beginning in May 2023. See Note 2 to the financial statements for discussion of the 2022 base rate case, the distribution cost recovery factor rider, and the generation cost recovery rider filings.

The volume/weather variance is primarily due to an increase in commercial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increases in commercial usage and in weather-adjusted residential usage were primarily due to an increase in customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Texas for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023	% Change
	(GWh)
Residential	6,597	6,731	(2)
Commercial	4,879	4,797	2
Industrial	9,457	9,343	1
Governmental	269	275	(2)
Total retail	21,202	21,146	—
Sales for resale:
Non-associated companies	687	462	49
Total	21,889	21,608	1

See Note 19 to the financial statements for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $8.7 million in compensation and benefits costs primarily due to higher healthcare claims activity, including lower prescription drug rebates in 2024 as compared to 2023;
•a gain of $6.9 million on the partial sale of a service center in April 2023 as part of an eminent domain proceeding;
•an increase of $3.9 million in bad debt expense;
•an increase of $3.2 million in storm damage provisions;
•an increase of $2.6 million in transmission costs allocated by MISO; and
•several individually insignificant items.

The increase was partially offset by a decrease of $13.3 million in power delivery expenses primarily due to lower vegetation maintenance costs.

Depreciation and amortization expenses increased primarily due to the recognition of $27.6 million in depreciation expense in 2024 for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and results in no effect on net income. Also contributing to the increase were additions to plant in service. See Note 2 to the financial statements for discussion of the 2022 base rate case.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2024, including the Orange County Advanced Power Station project.

The effective income tax rates were 18.3% for 2024 and 17.8% for 2023. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of results of operations for 2023 compared to 2022.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

    Cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$21,986	$3,497	$28

Net cash provided by (used in):
Operating activities	823,649	641,691	409,427
Investing activities	(928,418)	(1,125,948)	(764,069)
Financing activities	267,780	502,746	358,111
Net increase in cash and cash equivalents	163,011	18,489	3,469

Cash and cash equivalents at end of period	$184,997	$21,986	$3,497

2024 Compared to 2023

Operating Activities

Net cash flow provided by operating activities increased $182 million in 2024 primarily due to lower fuel and purchased power costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery. The increase was partially offset by:

•the timing of payments to vendors;
•an increase of $22.6 million in interest paid; and
•an increase of $14.5 million in storm spending primarily due to Hurricane Beryl restoration efforts in 2024.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $197.5 million in 2024 primarily due to money pool activity and cash collateral of $7 million posted in 2023, and subsequently returned to Entergy Texas in 2024, to support Entergy Texas’s obligations to MISO. The decrease was partially offset by:

•an increase of $148.8 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Texas’s service area and increased spending on various transmission projects in 2024;
•an increase of $108.2 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2024 and higher capital expenditures as a result of increased development in Entergy Texas’s service area. The increase in storm restoration expenditures is primarily due to Hurricane Beryl restoration efforts in 2024;
•an increase of $92.4 million in non-nuclear generation construction expenditures primarily due to higher spending on the Legend Power Station project; and
•the partial sale of a service center in April 2023 for $11 million as part of an eminent domain proceeding.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $299.4 million in 2024 compared to increasing by $218.4 million in 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $235 million in 2024 primarily due to:

•a capital contribution of $150 million received from Entergy Corporation in 2023 in order to maintain Entergy Texas’s capital structure and in anticipation of various capital expenditures;
•the payment of $69 million of common stock dividends in 2024. No common stock dividends were paid in 2023 in order to maintain Entergy Texas’s capital structure; and
•a decrease of $13.2 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of operating, investing, and financing cash flow activities for 2023 compared to 2022.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	December 31, 2024	December 31, 2023
Debt to capital	51.6%	50.9%
Effect of excluding securitization bonds	(1.7%)	(2.1%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	49.9%	48.8%
Effect of subtracting cash	(1.5%)	(0.2%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	48.4%	48.6%

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•dividend and interest payments.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2025	2026	2027
	(In Millions)
Planned construction and capital investment:
Generation	$835	$850	$350
Transmission	310	410	830
Distribution	450	395	325
Utility Support	45	55	30
Total	$1,640	$1,710	$1,535

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station, Lone Star Power Station, Segno Solar, and Votaw Solar; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Texas is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments).

	2025	2026	2027	2028-2029	After 2029
	(In Millions)
Long-term debt (a)	$160	$289	$308	$595	$4,944
Operating leases (b)	$9	$8	$6	$7	$2
Finance leases (b)	$3	$2	$2	$3	$2

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Texas currently expects to contribute approximately $7.7 million to its qualified pension plans and approximately $156 thousand to its other postretirement plans in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025, valuations are completed, which is expected by April 1, 2025. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Texas has $69.9 million of unrecognized tax benefits net of unused tax attributes plus interest and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. In its application, Entergy Texas noted that the Legend Power Station was expected to cost an estimated $1.46 billion and the Lone Star Power Station was expected to cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. As described in the application, Entergy Texas is considering alternative financing approaches for the Legend Power Station and plans to pursue the financing option that is in the best interest of its customers. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. In September 2024, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a motion to extend the procedural schedule in this proceeding in order to address certain developments relating to the cost and scope of the Legend Power Station and the Lone Star Power Station. In December 2024, Entergy Texas filed supplemental testimony and exhibits addressing the cost and scope developments associated with the Legend Power Station and the Lone Star Power Station in further support of its application. The cost and scope developments include cost estimate increases of $139 million for Legend Power Station and $63.7 million for Lone Star Power Station and the consideration of an alternate site for Lone Star Power Station, which would reduce the estimated cost increase of the Lone Star Power Station to $36.2 million. Also in December 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits to be held in April 2025. A PUCT decision is expected in July 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. The Segno Solar facility will cost an estimated $351.6 million, and the Votaw Solar facility will cost an estimated $303.8 million, in each case inclusive of estimated transmission interconnection and upgrade costs. In September 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In December 2024 the ALJs with the State Office of Administrative Hearings adopted a revised agreed procedural schedule, with a hearing on the merits to be held in March 2025. In January 2025 certain intervenors and the PUCT staff filed testimony opposing Entergy Texas’s application. The opposing testimony argues that the proposed generation additions will have a net cost to customers, and it also challenges the design and effectiveness of the voluntary renewable energy tariff. In addition, the opposing testimony recommends that the PUCT impose conditions on any approval of Entergy Texas’s application. The conditions that certain intervenors and the PUCT staff propose include guarantees related to customer net benefits, resource production, independent investigation of any material cost overruns, and the addition of a mandatory sleeving tariff. Entergy Texas plans to file rebuttal testimony in February 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, the Segno Solar facility is expected to be in service by early 2027, and the Votaw Solar facility is expected to be in service by mid-2028.

Resilience and Grid Hardening

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a cost-effective set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
million, including approximately $137 million of projects to be funded by Entergy Texas and approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. In October 2024, Entergy Texas filed an unopposed settlement that would resolve all issues in the proceeding and the PUCT staff filed testimony in support of the unopposed settlement. In January 2025 the PUCT unanimously approved Phase I of Entergy Texas’s Texas Future Ready Resiliency Plan, including the approximately $137 million of projects to be funded by Entergy Texas and application of performance metrics consistent with the unopposed settlement. The PUCT clarified that, while not part of Entergy Texas’s Phase I plan, Entergy Texas is permitted to pursue the remaining $198 million of identified projects and Texas Energy Fund grant funding for those projects. In February 2025 the PUCT issued an order adopting a new rule establishing the procedures for application to the grant fund and Entergy Texas intends to pursue an application.

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

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval. Debt issuances are also subject to requirements set forth in its bond indenture and other agreements. Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2024	2023	2022	2021
(In Thousands)
$18,504	$317,882	$99,468	($79,594)

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2029. The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of December 31, 2024, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2024, $93.4 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Texas obtained authorizations from the FERC through January 2027 for short-term borrowings, not to exceed an aggregate amount of $200 million at any time outstanding, and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.

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

Filings with the PUCT and Texas Cities

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase were changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions reflected in the then-effective distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which were reset to zero in June 2023 as a result of this proceeding. In July 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In October 2022 intervenors filed direct testimony challenging and supporting various aspects of Entergy Texas’s rate case application. The key issues addressed included the appropriate return on equity, generation plant deactivations, depreciation rates, and proposed tariffs related to electric vehicles. In November 2022 the PUCT staff filed direct testimony addressing a similar set of issues and recommending a reduction of $50.7 million to Entergy Texas’s overall cost of service associated with the requested net increase in base rates of approximately $131.4 million. Entergy Texas filed rebuttal testimony in November 2022.

In May 2023, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding, except for issues related to electric vehicle charging infrastructure which were eventually severed to a separate proceeding and resolved in October 2024, and Entergy Texas filed an agreed motion for interim rates,

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
subject to refund or surcharge to the extent that the interim rates differ from the final approved rates. The unopposed settlement reflected a net base rate increase to be effective and relate back to December 2022 of $54 million, exclusive of, and incremental to, the costs being realigned from the distribution and transmission cost recovery factor riders and the generation cost recovery rider and $4.8 million of rate case expenses to be recovered through a rider over a period of 36 months. The net base rate increase of $54 million includes updated depreciation rates and a total annual revenue requirement of $14.5 million for the accrual of a self-insured storm reserve and the recovery of the regulatory assets for the pension and postretirement benefits expense deferral, costs associated with the COVID-19 pandemic, and retired non-advanced metering system electric meters. In May 2023 the ALJ with the State Office of Administrative Hearings granted the motion for interim rates, which became effective in June 2023. Additionally, the ALJ remanded the proceeding to the PUCT to consider the settlement. In August 2023 the PUCT issued an order approving the unopposed settlement. Concurrently, Entergy Texas recorded the reversal of $21.9 million of regulatory liabilities to reflect the recognition of certain receipts by Entergy Texas under affiliated PPAs that have been resolved.

Following the PUCT’s approval of the unopposed settlement in August 2023, Entergy Texas recorded a regulatory liability of $10.3 million, which reflected the net effects of higher depreciation and amortizations for the relate back period, partially offset by the relate back of base rate revenues that would have been collected had the approved rates been in effect for the period from December 2022 through June 2023, the date the new base rates were implemented on an interim basis. In October 2023, Entergy Texas filed a relate back surcharge rider to collect over six months beginning in January 2024 an additional approximately $24.6 million, which was the revenue requirement associated with the relate back of rates from December 2022 through June 2023, including carrying costs, as authorized by the PUCT’s August 2023 order. In November 2023, Entergy Texas filed an amended relate back surcharge rider to collect approximately $24.1 million based on a revised carrying cost rate. The amended relate back surcharge rider was approved by the PUCT in December 2023. The higher depreciation and amortizations for the relate back period were also recognized over the six months beginning in January 2024, resulting in no effect on net income from the collection of the relate back surcharge rider.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2024, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The new rider was designed to collect from Entergy Texas’s retail customers approximately $40.3 million annually based on its capital invested in distribution between January 1, 2022 and March 31, 2024. In September 2024 the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective with the first billing cycle in October 2024.

In September 2024, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $48.9 million annually, or $8.6 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between April 1, 2024 and June 30, 2024. In December 2024, Entergy Texas filed an errata to revise its DCRF application for minor corrections, which decreased the requested annual revenue requirement to $48.5 million. The amended request represented an incremental increase of $8.2 million in annual revenues beyond Entergy Texas’s then-effective DCRF rider. Also in December 2024 the PUCT approved the DCRF rider, consistent with Entergy Texas’s filed errata, and rates became effective on December 20, 2024.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting. In June 2022 the PUCT issued an order approving the settlement.

In October 2024, Entergy Texas filed with the PUCT a request to amend its TCRF rider, which was previously reset to zero in June 2023 as a result of the 2022 base rate case. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $9.7 million annually based on its capital invested in transmission between January 1, 2022 and June 30, 2024 and changes in other transmission charges. In December 2024 the PUCT staff filed a recommendation that the PUCT approve Entergy Texas’s as-filed application. In February 2025 the PUCT staff issued a proposed order that, if approved by the PUCT, would approve Entergy Texas’s TCRF rider as filed.

Generation Cost Recovery Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station. Entergy Texas filed an unopposed settlement agreement in December 2020, and the PUCT approved the generation cost recovery rider settlement rates on an interim basis in January 2021. In March 2021, Entergy Texas filed to update its generation cost recovery rider, and an unopposed settlement agreement filed by Entergy Texas on behalf of the parties in October 2021 was approved by the PUCT in January 2022. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which was the difference between the interim revenue requirement approved in January 2021 and the revenue requirement approved in January 2022 reflecting Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. The PUCT approved the relate-back rider consistent with Entergy Texas’s as-filed request, and rates became effective over a five-month period, in August 2022.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility, and in January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which was $4.5 million in incremental annual revenue above the revenue requirement approved in

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
January 2022 described above and related to Entergy Texas’s investment in the Montgomery County Power Station. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request with rates effective over three months beginning in May 2023.

Fuel and purchased power cost recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, not recovered in base rates.  Historically, semi-annual revisions of the fixed fuel factor have been made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT. In 2023 the Texas legislature modified the Texas Utilities Code to provide that material over- and under-recovered fuel balances are to be refunded or surcharged through interim fuel adjustments and that fuel reconciliations must be filed at least once every two years. Entergy Texas expects the PUCT to undertake a rulemaking to effectuate the new legislation in 2025.

In May 2022, Entergy Texas filed an application with the PUCT to implement an interim fuel surcharge to collect the cumulative under-recovery of approximately $51.7 million, including interest, of fuel and purchased power costs incurred from May 1, 2020 through December 31, 2021. The under-recovery balance was primarily attributable to the impacts of Winter Storm Uri, including historically high natural gas prices, partially offset by settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas proposed that the interim fuel surcharge be assessed over a period of six months beginning with the first billing cycle after the PUCT issues a final order, but no later than the first billing cycle of September 2022. Also in May 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2022, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding. In addition, Entergy Texas filed on behalf of the parties a motion to admit evidence, to approve interim rates as requested in the initial application, and to remand the proceeding to the PUCT to consider the unopposed settlement. In August 2022 the ALJ with the State Office of Administrative Hearings issued an order granting Entergy Texas’s motion, approving interim rates effective with the first billing cycle of September 2022, and remanding the case to the PUCT for final approval. The interim fuel surcharge was approved by the PUCT in January 2023.

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

In September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024. In November 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In December 2024 the ALJs with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled for May 2025. A PUCT decision is expected in third quarter 2025.

In December 2024, Entergy Texas filed an application with the PUCT to implement an interim fuel refund of $45.5 million, including interest. Entergy Texas proposed that the interim fuel refund be implemented over a three-month period beginning with the first billing cycle in February 2025 for residential and other small customers and through a one-time credit, or surcharge depending on historical usage for the respective customer, for certain transmission voltage level and seasonal agricultural customers in February 2025. Also in December 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In January 2025 the ALJ with the State Office of Administrative Hearings issued an order approving the interim fuel refund consistent with Entergy Texas’s application and, because no hearing was requested in the proceeding, dismissing the case from the State Office of Administrative Hearings and the PUCT.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
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

Actuarial Assumption	Change in Assumption	Impact on 2025 Qualified Pension Cost	Impact on 2024 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$145	$4,710
Rate of return on plan assets	(0.25%)	$570	$—
Rate of increase in compensation	0.25%	$202	$865

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2025 Postretirement Benefits Cost	Impact on 2024 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$16	$1,029
Health care cost trend	0.25%	$50	$611

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Employer Contributions

Total qualified pension cost for Entergy Texas in 2024 was $436 thousand. Entergy Texas anticipates 2025 qualified pension cost to be $2.3 million. Entergy Texas contributed $8.3 million to its qualified pension plans in 2024 and estimates 2025 pension contributions will be approximately $7.7 million, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2024 was $10.9 million. Entergy Texas expects 2025 postretirement health care and life insurance benefit income to approximate $10.6 million. Entergy Texas contributed $690 thousand to its other postretirement plans in 2024 and estimates 2025 contributions will be approximately $156 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, cash flows, and changes in equity (pages 435 through 440 and applicable items in pages 47 through 239), for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

We have served as the Company’s auditor since 2001.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING REVENUES
Electric	$2,050,150	$2,028,586	$2,288,905

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	482,486	403,111	443,765
Purchased power	373,036	468,511	717,501
Other operation and maintenance	340,956	323,797	312,340
Taxes other than income taxes	101,993	117,852	101,673
Depreciation and amortization	338,890	278,311	230,692
Other regulatory charges (credits) - net	(13,884)	7,324	49,175
TOTAL	1,623,477	1,598,906	1,855,146

OPERATING INCOME	426,673	429,680	433,759

OTHER INCOME
Allowance for equity funds used during construction	47,833	28,193	13,527
Interest and investment income	15,107	11,116	4,141
Miscellaneous - net	(11,113)	(10,411)	(6,572)
TOTAL	51,827	28,898	11,096

INTEREST EXPENSE
Interest expense	137,820	114,978	95,454
Allowance for borrowed funds used during construction	(18,626)	(10,545)	(4,547)
TOTAL	119,194	104,433	90,907

INCOME BEFORE INCOME TAXES	359,306	354,145	353,948

Income taxes	65,684	62,872	50,621

NET INCOME	293,622	291,273	303,327

Preferred dividend requirements	2,072	2,072	2,072

EARNINGS APPLICABLE TO COMMON STOCK	$291,550	$289,201	$301,255

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING ACTIVITIES
Net income	$293,622	$291,273	$303,327
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	338,890	278,311	230,692
Deferred income taxes, investment tax credits, and non-current taxes accrued	35,631	53,507	41,648
Changes in assets and liabilities:
Receivables	(13,201)	24,249	(35,131)
Fuel inventory	4,877	(24,097)	15,962
Accounts payable	41,216	(22,046)	48,199
Taxes accrued	(2,413)	(14,146)	44,015
Interest accrued	7,418	7,357	4,926
Deferred fuel costs	198,290	119,096	(209,835)
Other working capital accounts	(38,672)	(36,097)	(19,574)
Provisions for estimated losses	505	1,887	(649)
Other regulatory assets	46,898	(17,924)	(157,349)
Other regulatory liabilities	(45,301)	(20,122)	(30,499)
Effect of securitization on regulatory asset	—	—	153,383
Pension and other postretirement funded status	(29,062)	(36,131)	20,656
Other assets and liabilities	(15,049)	36,574	(344)
Net cash flow provided by operating activities	823,649	641,691	409,427
INVESTING ACTIVITIES
Construction expenditures	(1,287,518)	(946,543)	(696,879)
Allowance for equity funds used during construction	47,833	28,193	13,527
Proceeds from sale of assets	2,396	11,000	—
Litigation proceeds from settlement agreement	—	—	4,134
Changes in money pool receivable - net	299,378	(218,414)	(99,468)
Changes in securitization account	2,493	5,684	15,750
Decrease (increase) in other investments	7,000	(5,868)	(1,133)
Net cash flow used in investing activities	(928,418)	(1,125,948)	(764,069)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	343,124	344,895	606,168
Retirement of long-term debt	(18,334)	(17,835)	(66,514)
Capital contribution from parent	—	150,000	—
Change in money pool payable - net	—	—	(79,594)
Dividends paid:
Common stock	(69,000)	—	(105,000)
Preferred stock	(2,072)	(2,072)	(2,060)
Other	14,062	27,758	5,111
Net cash flow provided by financing activities	267,780	502,746	358,111
Net increase in cash and cash equivalents	163,011	18,489	3,469
Cash and cash equivalents at beginning of period	21,986	3,497	28
Cash and cash equivalents at end of period	$184,997	$21,986	$3,497
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$127,342	$104,766	$87,682
Income taxes	$34,077	$28,969	$1,864
Noncash investing activities:
Accrued construction expenditures	$279,480	$257,467	$68,893

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2024	2023
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$291	$1,497
Temporary cash investments	184,706	20,489
Total cash and cash equivalents	184,997	21,986
Securitization recovery trust account	2,703	5,195
Accounts receivable:
Customer	84,842	88,468
Allowance for doubtful accounts	(1,304)	(1,484)
Associated companies	26,564	329,941
Other	43,773	24,416
Accrued unbilled revenues	74,060	72,771
Total accounts receivable	227,935	514,112
Deferred fuel costs	—	139,019
Fuel inventory - at average cost	45,970	50,847
Materials and supplies	157,241	123,020
Prepayments and other	34,803	35,232
TOTAL	653,649	889,411

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	107	214
Other	15,878	15,444
TOTAL	15,985	15,658

UTILITY PLANT
Electric	8,628,625	7,931,340
Construction work in progress	1,513,170	857,707
TOTAL UTILITY PLANT	10,141,795	8,789,047
Less - accumulated depreciation and amortization	2,548,961	2,363,919
UTILITY PLANT - NET	7,592,834	6,425,128

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $234,112 as of December 31, 2024 and $250,324 as of December 31, 2023)	549,708	596,606
Other	157,904	129,769
TOTAL	707,612	726,375

TOTAL ASSETS	$8,970,080	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2024	2023
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$65,335	$74,423
Other	361,404	195,703
Customer deposits	40,782	39,999
Taxes accrued	76,474	78,887
Interest accrued	38,703	31,285
Deferred fuel costs	59,271	—
Other	20,836	16,237
TOTAL	662,805	436,534

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	868,849	814,905
Accumulated deferred investment tax credits	7,215	7,963
Regulatory liability for income taxes - net	93,766	114,759
Other regulatory liabilities	18,705	43,013
Asset retirement cost liabilities	17,688	11,743
Accumulated provisions	9,985	9,480
Long-term debt (includes securitization bonds of $239,622 as of December 31, 2024 and $257,592 as of December 31, 2023)	3,552,443	3,225,092
Other	397,412	274,421
TOTAL	4,966,063	4,501,376

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2024 and 2023	49,452	49,452
Paid-in capital	1,200,125	1,200,125
Retained earnings	2,052,885	1,830,335
Total common shareholder's equity	3,302,462	3,079,912
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,341,212	3,118,662

TOTAL LIABILITIES AND EQUITY	$8,970,080	$8,056,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
		(In Thousands)

Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206
Net income	—	—	—	303,327	303,327
Common stock dividends	—	—	—	(105,000)	(105,000)
Preferred stock dividends	—	—	—	(2,072)	(2,072)
Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461
Net income	—	—	—	291,273	291,273
Capital contribution from parent	—	—	150,000	—	150,000
Preferred stock dividends	—	—	—	(2,072)	(2,072)
Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662
Net income	—	—	—	293,622	293,622
Common stock dividends	—	—	—	(69,000)	(69,000)
Preferred stock dividends	—	—	—	(2,072)	(2,072)
Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” below, System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC.

Results of Operations

2024 Compared to 2023

Net Income

Net income decreased $5.3 million primarily due to the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Arkansas effective with the November 2023 service month per the settlement agreement with the APSC, the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council, and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Louisiana effective with the September 2024 service month per the settlement agreement with the LPSC. The decrease was partially offset by an increase in operating revenues resulting from changes in rate base. See Note 2 to the financial statements for discussion of the settlements with the APSC, the City Council, and the LPSC.

Income Taxes

The effective income tax rates were 22.2% for 2024 and 22.7% for 2023. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of results of operations for 2023 compared to 2022.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(In Thousands)
Cash and cash equivalents at beginning of period	$60	$2,940	$89,201

Net cash provided by (used in):
Operating activities	31,505	273,572	7,280
Investing activities	(317,935)	(75,806)	(264,184)
Financing activities	315,278	(200,646)	170,643
Net increase (decrease) in cash and cash equivalents	28,848	(2,880)	(86,261)

Cash and cash equivalents at end of period	$28,908	$60	$2,940

2024 Compared to 2023

Operating Activities

Net cash flow provided by operating activities decreased $242.1 million in 2024 primarily due to:

•the refund of $98.1 million made in 2024 to Entergy New Orleans as a result of the settlement with the City Council. See Note 2 to the financial statements for discussion of the settlement with the City Council;
•the refund of $92.7 million made in 2024 to Entergy Arkansas as a result of the settlement with the APSC. See Note 2 to the financial statements for discussion of the settlement with the APSC;
•the refund of $80.2 million made in 2024 to Entergy Louisiana as a result of the settlement with the LPSC. See Note 2 to the financial statements for discussion of the settlement with the LPSC;
•$40.5 million in recoupment payments received from Entergy Louisiana and Entergy New Orleans in October 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s October 2023 compliance filing with the FERC. See Note 2 to the financial statements for further discussion of the Grand Gulf sale-leaseback renewal complaint;
•an increase of $20.7 million in spending on nuclear refueling outage costs in 2024 as compared to 2023;
•income tax payments of $0.6 million in 2024 as compared to income tax refunds of $19.8 million in 2023. System Energy made income tax payments in 2024 and received income tax refunds in 2023, each in accordance with an intercompany income tax allocation agreement; and
•the timing of collections of receivables.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

•refunds of $19.3 million included in May 2023 service month bills under the Unit Power Sales Agreement to reflect the effects of the partial settlement agreement approved by the FERC in April 2023. See Note 2 to the financial statements for discussion of the Unit Power Sales Agreement complaint.

Investing Activities

Net cash flow used in investing activities increased by $242.1 million in 2024 primarily due to:

•money pool activity;
•an increase of $94.6 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $61 million in nuclear construction expenditures primarily due to higher spending in 2024 on Grand Gulf outage projects and upgrades.

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased $2.9 million in 2024 compared to decreasing by $95 million in 2023. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $315.3 million of cash in 2024 compared to using $200.6 million of cash in 2023 primarily due to the following activity:

•the issuance of $300 million of 5.30% Series mortgage bonds in December 2024;
•the repayment, at maturity, of $250 million of 4.10% Series mortgage bonds in April 2023;
•net long-term borrowings of $51.2 million in 2024 compared to net repayments of $51.1 million in 2023 on the nuclear fuel company variable interest entity’s credit facility;
•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to maintain System Energy’s capital structure;
•the repayment, prior to maturity, in March 2023 of a $50 million term loan due in November 2023;
•money pool activity; and
•the issuance of $325 million of 6.00% Series mortgage bonds in March 2023.

Decreases in System Energy’s payable to the money pool are a use of cash flow, and System Energy’s payable to the money pool decreased $12.2 million in 2024 compared to increasing by $12.2 million in 2023.

See Note 5 to the financial statements for additional details of long-term debt.

2023 Compared to 2022

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for discussion of operating, investing, and financing cash flow activities for 2023 compared to 2022.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for System Energy is primarily due to the net issuance of long-term debt in 2024.

	December 31, 2024	December 31, 2023
Debt to capital	52.9%	45.4%
Effect of subtracting cash	(0.7%)	—%
Net debt to net capital (non-GAAP)	52.2%	45.4%

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

Following are the amounts of System Energy’s planned construction and other capital investments.

	2025	2026	2027
	(In Millions)
Planned construction and capital investment:
Generation	$115	$140	$110
Utility Support	25	5	5
Total	$140	$145	$115

In addition to routine spending to maintain operations, the planned capital investment estimate includes amounts associated with Grand Gulf investments and initiatives. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. System Energy is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of System Energy’s existing debt obligations (includes estimated interest payments).

	2025	2026	2027	2028-2029	After 2029
	(In Millions)
Long-term debt (a)	$269	$65	$224	$407	$611

(a)Long-term debt is discussed in Note 5 to the financial statements.

Other Obligations

System Energy currently expects to contribute approximately $15.7 million to its qualified pension plans and approximately $34 thousand to its other postretirement plans in 2025, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025, valuations are completed, which is expected by April 1, 2025. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
continue, when economically feasible, to retire higher-cost debt and replace it with lower-cost debt if market conditions permit.

All debt issuances by System Energy require prior regulatory approval.  Debt issuances are also subject to requirements set forth in its bond indenture and other agreements.  System Energy has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

System Energy’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2024	2023	2022	2021
(In Thousands)
$2,851	($12,246)	$94,981	$75,745

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of December 31, 2024, $72.7 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

System Energy obtained authorizations from the FERC through January 2027 for the following:

•short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding;
•long-term borrowings and security issuances not to exceed an aggregate amount of $1.4 billion at any time outstanding; and
•borrowings by its nuclear fuel company variable interest entity.

See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Complaints Against System Energy

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC. See “Complaints Against System Energy” in Note 2 to the financial statements for discussion of these complaint proceedings and settlements.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Unit Power Sales Agreement

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. This formal challenge was ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” in Note 2 to the financial statements for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2021 Calendar Year Bills

In March 2023, pursuant to the protocols procedures discussed above, the LPSC, the APSC, and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2021. This formal challenge was ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” in Note 2 to the financial statements for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2022 Calendar Year Bills

In February 2024, pursuant to the protocols procedures, the LPSC and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2022. This formal challenge was ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” in Note 2 to the financial statements for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

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

Pension Costs Amendment Proceeding

In October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. Based on data ending in 2020, the increased annual revenue requirement associated with the filing is approximately $8.9 million. In March 2022 the FERC accepted System Energy’s proposed amendments with an

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
effective date of December 1, 2021, subject to refund pending the outcome of the settlement and/or hearing procedures. In August 2023 the FERC chief ALJ terminated settlement procedures and designated a presiding ALJ to oversee hearing procedures. Testimony was filed by the parties from October 2023 through April 2024, and the hearing concluded in June 2024.

In September 2024 the presiding ALJ issued an initial decision recommending that the FERC approve inclusion of a line item in rate base for prepaid and accrued pension costs; however, the presiding ALJ did not agree with System Energy’s proposed methodology to calculate the value of the prepaid and accrued pension cost input. Instead, the presiding ALJ recommended limiting System Energy’s recovery to the prepaid and accrued pension costs that were incurred beginning in 2015 and later.

System Energy disputes the presiding ALJ's determination concerning the methodology used to calculate the prepaid and accrued pension input, and System Energy filed exceptions to these rulings in October 2024. In October 2024, the LPSC, the APSC, and the FERC trial staff filed separate briefs on exceptions; these parties generally argue that the presiding ALJ should have rejected System Energy’s filing entirely, rather than limit System Energy’s recovery of the prepaid and accrued pension costs. Later in October 2024, System Energy, the LPSC, the APSC, and the FERC trial staff filed separate briefs opposing exceptions.

If the ALJ’s determination is affirmed by the FERC, System Energy estimates refunds, including interest through December 31, 2024, of approximately $16 million to $21 million would be owed. The ALJ's initial decision is not binding on the FERC and is an interim step in the hearing process. No refunds will be owed in connection with this proceeding and no changes to System Energy’s pension cost recovery methodology will be implemented unless and until the FERC requires them in a final order. This proceeding is not covered by the global settlements described above.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2025 Qualified Pension Cost	Impact on 2024 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$216	$6,204
Rate of return on plan assets	(0.25%)	$671	$—
Rate of increase in compensation	0.25%	$264	$1,306

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2025 Postretirement Benefits Cost	Impact on 2024 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$27	$773
Health care cost trend	0.25%	$52	$550

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for System Energy in 2024 was $5.8 million, including $615 thousand in settlement costs.  System Energy anticipates 2025 qualified pension cost to be $6 million.  System Energy contributed $16.7 million to its qualified pension plans in 2024 and estimates 2025 pension contributions will be approximately $15.7 million, although the 2025 required pension contributions will be known with more certainty when the January 1, 2025 valuations are completed, which is expected by April 1, 2025.

Total postretirement health care and life insurance benefit income for System Energy in 2024 was $913 thousand. System Energy expects 2025 postretirement health care and life insurance benefit income to approximate $855 thousand. System Energy contributed $741 thousand to its other postretirement plans in 2024 and expects 2025 contributions to approximate $34 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
System Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, cash flows, and changes in common equity (pages 453 through 458 and applicable items in pages 47 through 239), for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

We have served as the Company’s auditor since 2001.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING REVENUES
Electric	$585,049	$586,603	$658,812

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	62,433	71,762	50,216
Nuclear refueling outage expenses	19,158	26,745	24,482
Other operation and maintenance	192,300	207,765	226,557
Decommissioning	43,478	41,773	40,235
Taxes other than income taxes	27,260	29,224	29,428
Depreciation and amortization	121,386	90,858	111,889
Other regulatory charges (credits) - net	(2,799)	(57,429)	503,162
TOTAL	463,216	410,698	985,969

OPERATING INCOME (LOSS)	121,833	175,905	(327,157)

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,647	7,531	8,312
Interest and investment income	47,953	13,131	5,096
Miscellaneous - net	672	(9,101)	(19,616)
TOTAL	56,272	11,561	(6,208)

INTEREST EXPENSE
Interest expense	48,121	48,416	37,381
Allowance for borrowed funds used during construction	(3,019)	(1,754)	(1,325)
TOTAL	45,102	46,662	36,056

INCOME (LOSS) BEFORE INCOME TAXES	133,003	140,804	(369,421)

Income taxes	29,503	32,032	(92,828)

NET INCOME (LOSS)	$103,500	$108,772	($276,593)

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(In Thousands)

OPERATING ACTIVITIES
Net income (loss)	$103,500	$108,772	($276,593)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	217,250	195,045	194,411
Deferred income taxes, investment tax credits, and non-current taxes accrued	41,142	32,982	(85,720)
Changes in assets and liabilities:
Receivables	10,697	8,359	(19,530)
Accounts payable	(89,911)	78,655	(11,948)
Taxes accrued	(11,549)	19,804	(25,321)
Interest accrued	388	1,363	(123)
Other working capital accounts	(15,353)	20,749	(38,764)
Other regulatory assets	19,866	(31,239)	(19,575)
Other regulatory liabilities	(37,713)	11,009	21,252
Pension and other postretirement funded status	(30,717)	(21,259)	(35,354)
Other assets and liabilities	(176,095)	(150,668)	304,545
Net cash flow provided by operating activities	31,505	273,572	7,280
INVESTING ACTIVITIES
Construction expenditures	(174,257)	(121,075)	(164,797)
Allowance for equity funds used during construction	7,647	7,531	8,312
Nuclear fuel purchases	(145,567)	(80,663)	(96,659)
Proceeds from sale of nuclear fuel	16,531	46,242	18,855
Decrease (increase) in other investments	23	(3)	300
Proceeds from nuclear decommissioning trust fund sales	901,239	390,004	346,504
Investment in nuclear decommissioning trust funds	(920,700)	(412,823)	(357,463)
Changes in money pool receivable - net	(2,851)	94,981	(19,236)
Net cash flow used in investing activities	(317,935)	(75,806)	(264,184)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,325,581	715,545	1,022,472
Retirement of long-term debt	(978,057)	(758,437)	(986,829)
Capital contribution from parent	150,000	—	135,000
Changes in money pool payable - net	(12,246)	12,246	—
Common stock dividends and distributions paid	(170,000)	(170,000)	—
Net cash flow provided by (used in) financing activities	315,278	(200,646)	170,643
Net increase (decrease) in cash and cash equivalents	28,848	(2,880)	(86,261)
Cash and cash equivalents at beginning of period	60	2,940	89,201
Cash and cash equivalents at end of period	$28,908	$60	$2,940
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$57,599	$45,196	$39,848
Income taxes	$624	($19,810)	$18,413
Noncash investing activities:
Accrued construction expenditures	$6,290	$25,301	$28,960

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2024	2023
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$448	$60
Temporary cash investments	28,460	—
Total cash and cash equivalents	28,908	60
Accounts receivable:
Associated companies	48,134	54,544
Other	5,425	6,861
Total accounts receivable	53,559	61,405
Materials and supplies	163,814	155,565
Deferred nuclear refueling outage costs	19,884	8,603
Prepayments and other	5,768	3,373
TOTAL	271,933	229,006

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,529,059	1,342,317
TOTAL	1,529,059	1,342,317

UTILITY PLANT
Electric	5,668,253	5,495,728
Construction work in progress	85,127	130,866
Nuclear fuel	220,044	160,655
TOTAL UTILITY PLANT	5,973,424	5,787,249
Less - accumulated depreciation and amortization	3,578,709	3,493,299
UTILITY PLANT - NET	2,394,715	2,293,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	426,494	446,360
Other	20,273	730
TOTAL	446,767	447,090

TOTAL ASSETS	$4,642,474	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2024	2023
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$200,090	$57
Accounts payable:
Associated companies	18,477	118,523
Other	45,017	73,580
Taxes accrued	15,852	27,401
Interest accrued	13,342	12,954
Other	4,473	4,354
TOTAL	297,251	236,869

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	451,830	405,744
Accumulated deferred investment tax credits	42,984	46,960
Regulatory liability for income taxes - net	105,467	107,458
Other regulatory liabilities	747,190	782,912
Decommissioning	1,127,712	1,084,234
Pension and other postretirement liabilities	8,353	19,491
Long-term debt	889,646	738,402
Other	2	1,754
TOTAL	3,373,184	3,186,955

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2024 and 2023	958,944	916,850
Retained earnings (accumulated deficit)	13,095	(28,311)
TOTAL	972,039	888,539

TOTAL LIABILITIES AND EQUITY	$4,642,474	$4,312,363

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2021	$951,850	$139,510	$1,091,360
Net loss	—	(276,593)	(276,593)
Capital contributions from parent	135,000	—	135,000
Balance at December 31, 2022	$1,086,850	($137,083)	$949,767
Net income	—	108,772	108,772
Common stock dividends and distributions	(170,000)	—	(170,000)
Balance at December 31, 2023	$916,850	($28,311)	$888,539
Net income	—	103,500	103,500
Capital contributions from parent	150,000	—	150,000
Common stock dividends and distributions	(107,906)	(62,094)	(170,000)
Balance at December 31, 2024	$958,944	$13,095	$972,039

See Notes to Financial Statements.

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I, Item 1. - Entergy’s Business under the sections titled “Utility - Property and Other Generation Resources” and “Other Business Activities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2024 are discussed in Part I, Item 1. - Entergy’s Business under the sections titled “Retail Rate Regulation,” “Environmental Regulation,” and “Litigation.”

Item 4.   Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Andrew S. Marsh (a)	53	Chief Executive Officer of Entergy Corporation	2022-Present
		Chair of the Board of Entergy Corporation	2023-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-2022
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-2022
		Executive Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-2022

Kimberly A. Fontan (a)	51	Executive Vice President and Chief Financial Officer of Entergy Corporation	2022-Present
		President and Chair of the Board of System Energy	2024-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy	2022-Present
		Executive Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2022-Present
		Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2019-2022

Marcus V. Brown (a)	63	Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present

Name	Age	Position	Period
Jason Chapman (a)	54	Senior Vice President, Chief Technology and Business Services Officer of Entergy Corporation	2023-Present
		Acting Senior Vice President, Corporate Business Services of Entergy Services	2023
		Vice President, Enterprise Shared Services of Entergy Services	2019-2023

Kathryn A. Collins (a)	61	Senior Vice President and Chief Human Resources Officer of Entergy Corporation	2020-Present
		Chief Human Resources Officer, Arcosa, Inc.	2018-2020

Kimberly Cook-Nelson (a)	52	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2022-Present
		Director of System Energy	2022-Present
		Chief Operating Officer, Nuclear Operations of Entergy Services	2021-2022
		Vice President, System Planning of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2019-2021

John O. Hudson, III	54	Chief External Affairs Officer, Entergy Corporation	2024-Present
		Senior Vice President, Federal Policy, Regulatory and Government Affairs, Entergy Services LLC	2022-2024
		President, Entergy Charitable Foundation	2022-Present
		President and Chief Executive Officer, Nicor Gas	2020-2022
		Executive Vice President, External Affairs and Customer Operations, Southern Company Gas	2018-2020

Anastasia Minor	55	Chief Transformation Officer of Entergy Services	2023-Present
		Senior Vice President, Strategy and Financial Planning of Entergy Services	2022-2023
		Vice President, Financial Business Partners of Entergy Services	2017-2022

Peter S. Norgeot, Jr. (a)	59	Executive Vice President and Chief Operating Officer of Entergy Corporation	2022-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2022-Present
		Senior Vice President, Operations and Development of Entergy Corporation	2022
		Senior Vice President, Sustainable Planning, Development and Operations of Entergy Corporation	2021-2022
		Senior Vice President, Transformation of Entergy Corporation	2018-2021

Reginald T. Jackson (a)	58	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2022-Present
		Vice President, Internal Audit and General Auditor of Entergy Services	2020-2022
		Director, Real Estate and Security of Entergy Services	2014-2020

(a)In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title are provided as of December 31, 2024.

PART II

Item 5.  Market for Registrants’ Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR. As of January 31, 2025, there were 18,974 stockholders of record of Entergy Corporation. See “Dividends and Stock Repurchases” in the “Capital Expenditure Plans and Other Uses of Capital” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 7 to the financial statements for details of Entergy Corporation’s payment of dividends.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2024 - 10/31/2024	—	$—	—	$350,052,918
11/01/2024 - 11/30/2024	—	$—	—	$350,052,918
12/01/2024 - 12/31/2024	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2024, Entergy withheld 203,920 shares of its common stock at $49.66 per share, 105,036 shares of its common stock at $49.43 per share, 3,462 shares of its common stock at $51.97 per share, 632 shares of its common stock at $51.32 per share, 464 shares of its common stock at $51.39 per share, 82 shares of its common stock at $50.08 per share, and 12 shares of its common stock at $52.34 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

(1)All share and per share amounts reflect the two-for-one forward stock split effective December 12, 2024. See Note 7 to the financial statements for discussion of the stock split. See Note 12 to the financial statements for additional discussion of the stock-based compensation plans.
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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2024, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2024.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2024 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2024, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Corporation and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 18, 2025

Item 9B. Other Information

U.S. Securities and Exchange Commission Investigation

The Staff of the Division of Enforcement of the U.S. Securities and Exchange Commission conducted an investigation regarding Entergy’s processes and controls relating to its accounting for materials and supplies inventory. In December 2024, Entergy reached a settlement with the SEC to resolve the previously disclosed SEC investigation into Entergy’s internal controls and books and records concerning potential surplus materials and supplies inventory. Under the settlement terms, in which Entergy neither admitted nor denied the SEC’s allegations, Entergy consented to the entry of an injunction, paid a $12 million civil penalty, which was accrued in 2024 and paid in January 2025, and agreed to engage a consultant to conduct an assessment and make recommendations concerning Entergy’s internal controls related to the accounting for surplus materials and supplies.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, the following directors or officers of Entergy or the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, relating to shares of Entergy Corporation common stock:

Name and Title	Action	Date of Action	Type of Trading Arrangement (a)	Aggregate Number of Shares to be Purchased or Sold	Expiration Date (b)
Philip R. May, Jr., Chairman of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC	Adopted	11/19/2024	Rule 10b5-1 trading arrangement	Up to 35,184 shares to be sold (c)	12/15/2025

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
(c)This trading arrangement provides for the sale of up to 23,184 shares upon the exercise of outstanding options and for the sale of up to 12,000 shares of Entergy Corporation common stock owned outright. Mr. May’s trading arrangement was adopted prior to the two-for-one forward stock split of Entergy Corporation common stock effective December 12, 2024. The number of shares and limit prices established in Mr. May’s trading arrangement were adjusted accordingly as a result of the stock split and the number of shares reported in the table above reflects the stock split adjustment. See Note 7 to the financial statements for discussion of the stock split.

Other than those disclosed above, no director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Proposal 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 2, 2025 (the “2025 Entergy Proxy Statement”), and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
Entergy Arkansas, LLC
Directors
Laura R. Landreaux	51	President and Chief Executive Officer of Entergy Arkansas	2018-Present
		Director of Entergy Arkansas	2018-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Laura R. Landreaux		See information under the Entergy Arkansas Directors Section above.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	62	President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Director of Entergy Louisiana	2013-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Phillip R. May, Jr.		See information under the Entergy Louisiana Directors Section above.

ENTERGY MISSISSIPPI, LLC
Directors
Haley R. Fisackerly	59	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Haley R. Fisackerly		See information under the Entergy Mississippi Directors Section above.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY NEW ORLEANS, LLC
Directors
Deanna D. Rodriguez	60	President and Chief Executive Officer of Entergy New Orleans	2021-Present
		Director of Entergy New Orleans	2021-Present
		Vice President, Regulatory and Public Affairs of Entergy Texas	2014-2021

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Deanna D. Rodriguez		See information under the Entergy New Orleans Directors Section above.

ENTERGY TEXAS, INC.
Directors
Eliecer Viamontes	42	President and Chief Executive Officer of Entergy Texas	2021-Present
		Director of Entergy Texas	2021-Present
		Vice President, Utility Distribution Operations of Entergy Services	2020-2021
		Senior Director of Labor Relations and Corporate Safety, Florida Power and Light Corporation	2018-2020

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Peter S. Norgeot, Jr.		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Eliecer Viamontes		See information under the Entergy Texas Directors Section above.

The directors and officers of Entergy Texas are elected annually to serve by the unanimous consent of its sole common stockholder. The directors and officers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,

and Entergy New Orleans are elected annually to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected annually at a meeting of its Board of Directors, which immediately follows the annual meeting of shareholders. The age of each officer and director for whom information is presented above is as of December 31, 2024.

Directors, Director Nomination Process and Audit Committee

The information required under Item 10 concerning directors and nominees for election as directors of Entergy Corporation at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3) of Regulation S-K), the audit committee (Item 407(d)(4) and (d)(5) of Regulation S-K), and the compliance with the reporting requirements of Section 16 (“Section 16”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Item 405 of Regulation S-K) is incorporated herein by reference to information to be contained in the 2025 Entergy Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Insider Trading Policies and Procedures

Entergy Corporation and each of the Registrant Subsidiaries has adopted an insider trading policy which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and which governs the purchase, sale, and/or other dispositions of Entergy Corporation’s and the Registrant Subsidiaries’ securities, by any directors, officers and employees of Entergy Corporation and its subsidiaries, including the Registrant Subsidiaries, and by Entergy Corporation and the Registrant Subsidiaries themselves as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the insider trading policy that has been adopted by Entergy Corporation and each of the Registrant Subsidiaries is filed as Exhibit 19 to this report.

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning compensation earned by the directors and officers of Entergy Corporation is set forth in the 2025 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 2, 2025, under the headings “Compensation Discussion and Analysis,” “Annual Compensation Programs Risk Assessment,” “Compensation Tables,” “Pay Ratio Disclosure,” and “2024 Non-Employee Director Compensation,” all of which information is incorporated herein by reference. In this section, Entergy Corporation is also referred to as “Entergy” or the “Company.”

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the executive compensation policies, programs, philosophy, and decisions regarding the Named Executive Officers (“NEOs”) for 2024. It also explains how and why the Talent and Compensation Committee of Entergy Corporation’s Board of Directors arrived at the compensation decisions involving the NEOs in 2024 who were:

Name(1)	Title
Marcus V. Brown	Executive Vice President and General Counsel
Haley R. Fisackerly	President and Chief Executive Officer, Entergy Mississippi
Kimberly A. Fontan	Executive Vice President and Chief Financial Officer, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Laura R. Landreaux	President and Chief Executive Officer, Entergy Arkansas
Andrew S. Marsh	Chair of the Board and Chief Executive Officer
Phillip R. May, Jr.	President and Chief Executive Officer, Entergy Louisiana
Peter S. Norgeot, Jr.	Executive Vice President and Chief Operating Officer, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Deanna D. Rodriguez	President and Chief Executive Officer, Entergy New Orleans
Eliecer Viamontes	President and Chief Executive Officer, Entergy Texas
Roderick K. West	Former Group President, Utility Operations, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas

(1)Messrs. Brown, Marsh, and Norgeot and Ms. Fontan hold the positions referenced above as executive officers of Entergy Corporation. Mr. West held the position referenced above as an executive officer of Entergy Corporation until November 1, 2024 when he transitioned to a senior strategic advisory role effective November 1, 2024 in connection with his retirement from the Company on January 31, 2025. No additional compensation was paid in 2024 to any of these officers for their service as NEOs of the Utility operating companies.

On December 12, 2024, Entergy effected a two-for-one forward stock split of Entergy Corporation common stock and a proportionate increase in the number of authorized shares of its common stock (“Stock Split”). Shares began trading on a Stock Split-adjusted basis at market open on December 13, 2024. All share and per share information throughout this CD&A has been retroactively adjusted to reflect the Stock Split.

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

Practice	Description
Pay for Performance	The executive compensation programs are designed to yield pay outcomes that the Company believes are highly correlated with performance and support long-term value creation.
Annual and Long-Term Incentive Measures Drive Desired Employee Behaviors	Performance measures for the annual and long-term incentive programs are designed to incentivize employee behaviors that serve the Company’s key stakeholders.
Double Trigger Change-in-Control	The Company requires both a change-in-control and an involuntary termination without cause or voluntary termination with good reason for cash severance payments and immediate vesting of unvested equity awards.
Long-Term Incentives Paid in Stock	All long-term incentive awards are settled in shares of Entergy common stock.
Stock Ownership Guidelines	The Company requires executive officers to own a significant amount of Entergy Corporation common stock.
Cap on Incentive Awards for OCE Members
The maximum payout for members of the Office of the Chief Executive (“OCE”), which members include all of the NEOs, is capped at 200% of the target opportunity for the annual incentive and long-term Performance Unit Program (“PUP”) awards.

Rigorous Goals	The Company sets financial goals based on externally disclosed annual and multi-year guidance and outlooks and non-financial goals based on a rigorous internal review.

Practice	Description
Clawback Policies Beyond Dodd-Frank Requirements
Entergy’s officers (as defined under Section 16), including the NEOs, are subject to a recoupment policy that complies with and, in certain respects, goes beyond, the requirements of the SEC rules and NYSE Listing Standards for the recovery of any erroneously awarded performance-based incentive compensation. Additionally, all executive officers of Entergy and its subsidiaries, including the NEOs, are subject to a discretionary recoupment policy that allows for recovery of incentive compensation, including time-based awards, from an officer who engages in certain detrimental conduct. See section of this CD&A discussing “Recoupment of Compensation (Clawback Provisions)” for additional information about these policies.

No Hedging of Company Stock
Directors, executive officers, and employees of Entergy and its subsidiaries may not directly or indirectly engage in transactions intended to hedge or offset the market value of the Company’s common stock owned by them.

No Pledging of Company Stock	Directors and executive officers of Entergy and its subsidiaries may not directly or indirectly pledge Entergy common stock as collateral for any obligation.
No Excessive Perquisites	Executive officers receive limited ongoing perquisites that make up a small portion of total compensation.
No Tax Gross-Ups	The Company does not provide tax gross-ups to the members of the OCE other than certain relocation benefits.
No Dividends on Unearned Performance Awards	The Company does not pay dividends on unearned PUP awards.
No Repricing or Exchange of Underwater Stock Options	The Company’s equity incentive plan does not permit repricing or the exchange of underwater stock options without the approval of its shareholders.
No Employment Agreements	The Company does not have employment contracts with its executive officers.
Independent Compensation Consultant	The Talent and Compensation Committee retains an independent compensation consultant to advise on the executive compensation programs and practices.
Annual Say-on-Pay	The Company values the input of its shareholders on the executive compensation programs and holds annual say-on-pay votes.
Annual Compensation Risk Assessment	A risk assessment of the compensation programs is performed on an annual basis to ensure that the programs and policies do not incentivize unnecessary or excessive risk-taking behavior.

2024 Incentive Program Changes

Based in part on shareholder feedback and consistent with our compensation principles and philosophy discussed earlier in this CD&A, the Talent and Compensation Committee refined Entergy's 2024 incentive compensation programs by:

•Moving the Adjusted FFO/Debt Ratio measure from the PUP to the annual incentive program, weighted at 10%, and moving the Environmental Stewardship measure from the annual incentive program to the PUP, beginning with the 2024–2026 performance period (“2024–2026 PUP”), weighted at 20%. The Environmental Stewardship measure introduced into the 2024–2026 PUP is based purely on quantitative components related to climate resilience and carbon-free generation, subject to a modifier for progress on carbon capture and storage (“CCS”) objectives;
•Removing the tax adjustment from the calculation of the ETR Adjusted EPS results in the annual incentive program;

•Adjusting the design of the Safety measure in the annual incentive program to incorporate Total Recordable Incident Rate (“TRIR”) as a component equally weighted with the existing Serious Injury and Fatality (“SIF”) component; and
•Adjusting the design of the Customer net promoter score (“NPS”) measure in the annual incentive program to incorporate large commercial and industrial (“C&I”) customer feedback, equally weighted with the residential and business customer feedback components.

As a result of the above refinements, the frameworks for our 2024 incentive compensation programs comprised the following measures:

Annual Incentive Program		2024–2026 PUP
Measure	Weighting	Measure	Weighting
ETR Adjusted EPS	60%	Relative Total Shareholder Return (“TSR”)	80%
Adjusted FFO/Debt Ratio	10%	Environmental Stewardship Climate Resilience Carbon-Free Generation*	20%
Safety SIF Count TRIR	10%
Customer NPS Residential Business Large C&I	10%	* subject to carbon capture modifier
Diversity, Inclusion, & Belonging (“DIB”)	10%

Under the 2024 incentive compensation program frameworks described above, the performance assessments for 90% of the overall annual incentive program funding and for 100% of the 2024–2026 PUP funding are purely quantitative.
What Entergy Corporation Pays and Why

How Entergy Corporation Makes Compensation Decisions

Role of the Talent and Compensation Committee

The Talent and Compensation Committee, which is composed solely of independent directors, determines the compensation for each member of the OCE and oversees the design and administration of Entergy’s executive compensation programs. Each year, the Talent and Compensation Committee reviews and considers a comprehensive assessment and analysis of the executive compensation programs, including the elements of each OCE member’s compensation, with input from the committee’s independent compensation consultant. When establishing the compensation programs for the NEOs, the Talent and Compensation Committee also considers input and recommendations from management, including Entergy’s Chief Executive Officer and Entergy’s Chief Human Resources Officer, who attend the Talent and Compensation Committee meetings as appropriate. The Talent and Compensation Committee regularly conducts executive sessions without management present.

Role of the Independent Compensation Consultant

In 2024, the Talent and Compensation Committee continued to retain Pay Governance, LLC (“Pay Governance”) as its independent compensation consultant. Pay Governance attends all Talent and Compensation Committee meetings and provides advice, including reviewing and commenting on market compensation data used to establish the compensation of the executive officers and Entergy Corporation’s directors, the terms and performance goals applicable to incentive program awards, the process for certifying achievement of the incentive goals, and analysis with respect to specific projects and information regarding trends and competitive practices. Pay Governance also meets with the Talent and Compensation Committee members without management present. The committee annually conducts an independence assessment of its advisors including the compensation consultant, consistent with applicable NYSE listing standards and SEC rules.

Competitive Positioning

Market Data for Compensation Comparison

Annually, the Talent and Compensation Committee reviews:

•published and private compensation survey data analyzed and provided by Pay Governance;

•both utility and general industry data to help determine total direct compensation (base salary, annual, and long-term incentive) for non-industry specific roles; and

•data from utility companies to help determine total direct compensation for management roles that are utility-specific.

The Talent and Compensation Committee uses this survey data to develop compensation opportunities that are designed to deliver total direct compensation within a targeted range of approximately the 50th percentile of the surveyed companies in the aggregate. In general, compensation levels for an executive officer who is new to a position tend to be closer to the 25th percentile of surveyed companies, while seasoned executive officers whose experience and skill set are viewed as critical to retain may be positioned at or above the market median.

Compensation Peer Group

Although the survey data described above is the primary data used in benchmarking compensation, the Talent and Compensation Committee used compensation information from the companies included in the Philadelphia Utility Index to evaluate the overall reasonableness of the Company’s executive compensation programs and to determine Relative TSR performance levels for the 2022–2024 PUP. The Talent and Compensation Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining Relative TSR performance levels because the companies included in this index, in the aggregate, are viewed as comparable to the Company in terms of business and scale.

The Talent and Compensation Committee approved the 2024 compensation model and framework based on compensation information from the companies included in the Philadelphia Utility Index as of December 31, 2023, which were (in addition to Entergy):

AES Corporation	Consolidated Edison Inc.	Edison International	Pinnacle West Capital Corporation
Ameren Corporation	Constellation Energy Corporation	Eversource Energy	Public Service Enterprise Group, Inc.
American Electric Power Co. Inc.	Dominion Energy	Exelon Corporation	Southern Company
American Water Works Company, Inc.	DTE Energy Company	FirstEnergy Corporation	WEC Energy, Inc.
CenterPoint Energy Inc.	Duke Energy Corporation	NextEra Energy, Inc.	Xcel Energy, Inc.

2024 Compensation Structure and Incentive Metrics

In 2024, the executive compensation programs consisted of base salary and annual and long-term incentives as outlined in the table below:

Compensation Element	Form	Objective	Metrics/Performance Period
Base Salary	Cash	Provides a base level of competitive cash compensation for executive talent.	Adjustments consider individual performance
Annual Incentive Program Awards	Cash
Motivates and rewards executives for performance on both key financial and non-financial measures during the year; incentivizes behaviors that serve the Company’s four stakeholders - customers, employees, communities, and owners.
•ETR Adjusted EPS
•Adjusted FFO/Debt Ratio
•Safety
•Customer NPS
•DIB
Measured over a one-year performance period
2024–2026 PUP Awards	Equity
Provides market competitive compensation designed to retain skills and knowledge while increasing our executives’ ownership in the Company to further enhance their focus on driving continuous improvement in operational results to the benefit of all stakeholders. Designed to focus our executives on driving utility growth, building long-term shareholder value, making progress toward quantitative environmental goals aligning with desired customer outcomes for clean energy, reliable operations, and reduced storm restoration costs and delivering positive outcomes from capital investments relating to both the energy transition and environmental risks.
•Relative TSR
•Environmental Stewardship
Measured over a three-year performance period
Stock Options	Equity	Enhances management’s focus on driving continuous improvement in operational results to the benefit of all stakeholders. Designed to align interests of management with long-term shareholder value as demonstrated by increases in our share price, provide market competitive compensation, retain talent, and increase management’s ownership in the Company.	Share price appreciation with three-year pro rata vesting
Restricted Stock	Equity	Enhances management’s focus on driving continuous improvement in operational results to the benefit of all stakeholders. Designed to provide market competitive compensation, retain talent, and increase management’s ownership in the Company.	Service-based with three-year pro rata vesting

2024 Compensation Decisions

Base Salary

The salary for each NEO is based on the outcome of an annual merit review, results of the annual market assessment of NEO compensation as provided by Pay Governance, the need to retain an experienced team, job promotion, individual performance, scope of responsibility, leadership skills, and behaviors, current compensation, and internal equity. The Talent and Compensation Committee considers changes in the base salaries of the NEOs at least annually, and in 2024, all of the NEOs received increases in their base salaries ranging from approximately 3.5% to 13.6%, which were effective April 1, 2024, and were based on the factors above. In the case of Messrs. Marsh and Norgeot and Ms. Fontan, their increases were made to transition below-market base salary levels toward the market median in recognition of their performance since assuming their respective roles in 2022.

The following table sets forth the 2023 and 2024 annual base salaries, after adjusting for the annual merit increases, for the NEOs.

Named Executive Officer	2023 Base Salary	2024 Base Salary
Marcus V. Brown	$761,302	$791,754
Haley R. Fisackerly	$438,206	$458,019
Kimberly A. Fontan	$625,000	$706,250
Laura R. Landreaux	$411,351	$430,983
Andrew S. Marsh	$1,100,000	$1,250,000
Phillip R. May, Jr.	$454,593	$472,863
Peter S. Norgeot, Jr.	$598,000	$669,760
Deanna D. Rodriguez	$362,274	$375,924
Eliecer Viamontes(1)	$365,385	$380,070
Roderick K. West	$807,491	$835,753

(1)    Following the annual merit increases, Mr. Viamontes received an off-cycle salary increase of approximately 10%, which brought his base salary to $418,077, effective September 29, 2024. This off-cycle adjustment to Mr. Viamontes’ salary was made to transition his below-market base salary level toward the market median.

Annual Incentive Compensation

The NEOs are eligible for annual incentive awards pursuant to the executive annual incentive program established under our 2019 Omnibus Incentive Plan (“2019 OIP”). The maximum funding available for the program is determined by a payout factor referred to as the Entergy Achievement Multiplier (“EAM”). Each year, after a review of the Company’s strategic plan, the Talent and Compensation Committee engages in a rigorous process to determine the performance measures and the minimum, target, and maximum performance goals for each measure that will be used to determine the EAM. The Talent and Compensation Committee also annually establishes target opportunities for each NEO who is a member of the OCE. For other NEOs, target opportunities are based on their management level within the Entergy organization. Executive management levels at Entergy Corporation range from management level 1 through management level 4. Accordingly, incentive award opportunities differ from one another based on either management level or the external market data developed by Pay Governance. The target opportunities for Mr. Marsh and Ms. Fontan were increased as compared to 2023 from 120% to 130% and from 75% to 85%, respectively, to align more closely with the market median due to their increased tenure in their roles and performance in their roles since their promotions to those roles in 2022. Effective November 1, 2024, Messrs. Fisackerly, May, and Viamontes and Mses. Landreaux and Rodriguez became members of the OCE. The 2024 target award opportunities for each of Messrs. Fisackerly, May, and Viamontes and Mses. Landreaux and Rodriguez were determined prior to the date they became members of the OCE and therefore, were based on their respective management level. The 2024 target award opportunities for each of the remaining NEOs, including Messrs. Fisackerly, May, and Viamontes and Mses. Landreaux and Rodriguez, remained at the same level as those established for 2023.

Each January, after the end of the fiscal year, the Finance and Talent and Compensation Committees jointly review the Company’s results, and the Talent and Compensation Committee determines the EAM based on the level of achievement of each of the performance measure goals established. The Talent and Compensation Committee retains discretion to modify the EAM based on its assessment of the degree of management’s success in achieving the Company’s strategic objectives during the year, taking into account the business and operating environment.

Individual executive officer annual incentive awards are determined based on the Talent and Compensation Committee’s consideration of each executive officer’s role in executing the Company’s strategies and delivering the financial and operational performance achieved, but also the individual’s accountability for any challenges and achievements the Company experienced during the year.

2024 Annual Incentive Program Performance Measures and Methodology

The measures that the Talent and Compensation Committee approved to determine the EAM for 2024 were: ETR Adjusted EPS, Adjusted FFO/Debt Ratio, Safety, Customer NPS, and DIB, with ETR Adjusted EPS being the most heavily weighted at 60% and the remaining measures each weighted at 10%.

Minimum, target, and maximum performance goals were established for each of the measures, with no payout for results less than the designated minimum, a 25% payout opportunity for results at the minimum, a 100% payout opportunity for results at target, and a 200% payout opportunity for results equal to or exceeding the maximum. Payout opportunities for results between the minimum and target, and target and maximum performance achievement levels, respectively, were determined by straight line interpolation, with the EAM result being determined formulaically by the weighted average of the payouts determined for each of the performance measures.

Quantitative Performance Measures

All the performance measures used to determine the EAM except the DIB performance measure are purely quantitative measures. Following are summary descriptions of each of the quantitative performance measures, including the rationale for their selection and targets set for 2024:

Measure	Rationale	Goal
ETR Adjusted EPS
Non-GAAP measure, which is the earnings measure by which we provide external guidance, adjusted to eliminate the effect of: (i) major storms, including the impact on total debt of pending securitizations; (ii) resolutions during the year of certain unresolved regulatory litigation matters; (iii) unrealized gains or losses on equity securities; (iv) income tax law changes; and (v) any adjustments to contributions to pension investments or trusts related to post-retirement benefits that are elective and deviate from original plan assumptions (collectively, the “Pre-Determined Exclusions”)

•Based on an objective financial measure that we and our investors consider to be important in evaluating our financial performance
•Based on the same measure we use for internal and external financial reporting
•Provides both discipline and transparency

•Target performance was set to equal management’s expectation for the Company’s Adjusted EPS as reflected in its financial plan, or $3.60 per share ($7.20 per share pre-Stock Split)
•Minimum performance: $3.51 per share ($7.02 per share pre-Stock Split)
•Maximum performance: $3.69 per share ($7.38 per share pre-Stock Split)

Measure	Rationale	Goal
Adjusted FFO/Debt Ratio
Non-GAAP measure, which is the ratio of: (i) adjusted funds from operations calculated as consolidated operating cash flow adjusted for allowance for funds used during construction, working capital and the effects of securitization revenue and expense, and the Pre-Determined Exclusions (as defined earlier and also discussed later in this CD&A) to (ii) total consolidated debt, excluding current and pending securitization debt, in each case calculated to reflect rating agency treatment of interest and principal on the Company’s junior subordinated debentures

•Helps emphasize the importance of managing capital and operations and maintenance (O&M) spending, which directly impacts this metric
•Key measure evaluated by credit rating agencies
•Management of cash flows enables the Company to strengthen its balance sheet, which reduces borrowing costs and supports affordability for customers

•Target performance was set to equal to the prior year results, or 14.4%, which was believed to be a reasonable stretch goal because it exceeded the projected Adjusted FFO/Debt Ratio forecast as reflected in the Company's financial plan
•Minimum performance: 14.0%
•Maximum performance: 14.9%

Safety
Quantitative measure based 50% on the Company's SIF count as defined by the Edison Electric Institute (EEI) and 50% on the Company's TRIR, with results of both sub-metrics being equally weighted
•SIF count is the number of Entergy employee and contractor serious injuries and fatalities over a one-year period, with employee and contractor targets and results are combined to arrive at reported results and one fatality automatically setting the sub-metric result to zero
•TRIR is based on Occupational Safety and Health Administration (OSHA) reporting guidelines and measures the number of work-related injuries and illnesses per 100 full-time employees over a one-year period

•Supports our goal of maintaining a safe and incident-free workplace for all of our employees and contractors
•TRIR was incorporated as a sub-metric in 2024 because:
◦It is a target that can be impacted by everyone since not all employees are exposed to high energies that lead to SIF events
◦Improvements in TRIR are associated with improvements in enterprise safety culture, which should contribute to a reduction in SIF events

SIF count
•Target performance was set at a level representing top quartile performance among electric utilities for 2024, as reported by the EEI, or 5
•Minimum performance: 7
•Maximum performance: 3
•No payout if any fatalities
TRIR
•Target performance was set at 0.45, which represented significant improvement from 2023's result of 0.49
•Minimum performance: 0.55
•Maximum performance: 0.40

Measure	Rationale	Goal
Customer NPS
Quantitative measure based on a benchmark blind survey process for residential and business customers and a custom survey for large C&I customers, with the final result determined based on a composite of relative quartile ranking for residential and business customers and a numerical score for large C&I customers, equally weighted
•The blind survey of residential and business customers asks how likely they are to recommend Entergy, on a scale of 0 to 10
•The NPS is the percentage of promoters (scores 9-10) less the percentage of detractors (scores of 6 or less)
•A custom survey is used to determine large C&I NPS because a satisfactory benchmark survey is not available

•Incentivizes actions that drive positive customer outcomes (as measured through customer feedback), including impacts on reliability improvements, responsiveness, price/ affordability and brand/ reputation
•Signals overall health and loyalty of our customer relationship

Residential and Business NPS
•Target performance goals were set at levels believed to represent reasonably achievable incremental progress on the path to 1st Quartile Customer NPS
•Targets were set based on the year-end ranking in a benchmark survey of utility net promoter scores, for which the Company ranked in the 3rd Quartile in each sub-metric for 2023
◦Maximum performance was set at a rank equating to 2nd Quartile, and minimum performance was set at the median rank between the 2023 performance and the 2024 target performance, thereby requiring meaningful progress to achieve a minimum payout and achievement of 2nd Quartile results for the maximum payout
Residential
▪Target performance: 49
▪Minimum performance: 52
▪Maximum performance: 47
Business
▪Target performance: 37
▪Minimum performance: 39
▪Maximum performance: 32
Large C&I NPS
•Target performance was set at a two point improvement from the 2023 score, the minimum performance was set at the 2023 score, and the maximum performance was set at an improvement of four points to the 2023 score
◦Target performance: 45
◦Minimum performance: 43
◦Maximum performance: 47

Qualitative Performance Measure: Diversity, Inclusion and Belonging

The DIB measure is an overall qualitative assessment of diversity, culture and commerce outcomes using key DIB performance indicators, such as inclusive climate survey scores, diverse supplier managed spend, progress on DIB initiatives, and responsiveness to emergent issues.

The DIB measure was used in the annual incentive program because:

•It reinforces our commitment to offer a work environment that is welcoming to all and allows us to attract and retain superb talent allowing us to execute on strategy.

•It rewards progress toward developing and retaining a workforce with a variety of backgrounds, experiences and perspectives that reflects the rich diversity of the communities we serve, while maintaining our commitment to hiring the most qualified candidates.

•It drives an engaged workforce, customer-centric service and solutions, enhancement of owner value, and community partnerships.

2024 Annual Incentive Program Target Performance Goal Considerations

In determining the targets for 2024, the Talent and Compensation Committee reviewed anticipated drivers and risks to the Company’s expectations for ETR Adjusted EPS and Adjusted FFO/Debt Ratio for 2024 as set forth in the Company’s financial plan, as well as factors driving the strong financial performance achieved in 2023. The Talent and Compensation Committee noted that the proposed targets for ETR Adjusted EPS reflected year-to-year growth in the core earnings measure underlying the annual incentive program target consistent with Entergy’s stated objective at the beginning of the year of steady, predictable growth in ETR Adjusted EPS at a compound annual rate of 6%-8%. The Talent and Compensation Committee also considered the potential impact of a wide range of identified risks and opportunities and confirmed that the annual incentive program targets for each of the performance measures reflected a reasonable balancing of such risks and opportunities and an appropriate degree of challenge. The goals were designed to be achievable, but also to require the strong coordinated performance of the management team.

2024 Annual Incentive Program Performance Assessment

In January 2025, the Finance and Talent and Compensation Committees jointly reviewed the Company’s financial and operational results and assessed management’s performance against the performance measures and goals described above in order to determine the EAM. The following table summarizes the annual incentive program performance goals and results for 2024:

Performance Measure	Performance Goals and Results
	Weighting	Minimum	Target	Maximum	2024 Results	Level of Achievement
ETR Adjusted EPS ($)(1)	60%	3.51	3.60	3.69	3.65	156%
Adjusted FFO/Debt Ratio(2)	10%	14.0%	14.4%	14.9%	15.0%	200%
Safety(3)	10%	SIF: 7 TRIR: 0.55	SIF: 5 TRIR: 0.45	SIF: 3 TRIR: 0.40	SIF: 18 TRIR: 0.41	90%
Customer NPS(4)	10%	Residential: 52 Business: 39 Large C&I: 43	Residential: 49 Business: 37 Large C&I: 45	Residential: 47 Business: 32 Large C&I: 47	Residential: 34 Business: 26 Large C&I: 49	200%
DIB	10%	Qualitative assessment				89%
Calculated EAM(5)	100%	25%	100%	200%		151%
Adjusted EAM(6)						142%

(1)ETR Adjusted EPS is a non-GAAP measure. The goals and results set forth in the table above for ETR Adjusted EPS are presented on Stock Split adjusted basis; the pre-Stock Split target goal approved by the Talent and Compensation Committee in January 2024 for ETR Adjusted EPS was $7.20, with pre-Stock Split minimum and maximum goals set at $7.02 and $7.38, respectively. See "What Energy Corporation Pays and Why - 2024 Compensation Decisions - 2024 Annual Incentive Program Performance Measures and Methodology " for information regarding this non-GAAP financial measure.
(2)The Adjusted FFO/Debt Ratio, a non-GAAP measure, is the ratio of: (i) adjusted funds from operations calculated as consolidated operating cash flow adjusted for allowance for funds used during construction, working capital (including deferred fuel), the effects of securitization revenue and expense, and the Pre-Determined Exclusions (defined later in this CD&A) to (ii) total consolidated debt, excluding current and pending securitization debt, in each case calculated to reflect rating agency treatment of interest and principal on Entergy’s junior subordinated debentures. The Talent and Compensation Committee decided to calculate the Adjusted FFO/Debt Ratio in a manner consistent with the rating agency treatment of such debt, as updated in early 2024, in order to ensure that management’s incentives remained aligned with the goal of optimizing Entergy’s capital structure while maintaining its credit rating.
(3)For 2024, the Safety measure calculation was based on the Company's TRIR and the Company's SIF count as defined by the EEI, with results of both sub-metrics being equally weighted.
(4)For 2024, the Customer NPS measure was calculated based on equally weighted categories of residential, business and large C&I customer NPS scores.
(5)Reflects the EAM as a percentage of target and as calculated in accordance with the annual incentive program prior to the Talent and Compensation's discretionary adjustment.
(6)As discussed below, the Talent and Compensation Committee exercised its discretion to adjust the EAM downward to 142%, equating to a level of achievement on Safety of zero, due to the Company's poor performance on serious injuries and fatalities, including four contractor fatalities during the year.
In assessing the DIB measure, the committees performed a qualitative assessment of management’s performance in the areas of diversity, culture and commerce, informed by certain key performance indicators and quantitative measures, and assessed progress on DIB strategies and initiatives identified at the beginning of the performance period as important to achieving the Company’s strategic objectives. Some of the 2024 actions taken and recognitions considered as part of the assessment of performance on the DIB measure included:
•Recognized within: Forbes Best Employers for Diversity List 2024, Newsweek America’s Greatest Workplaces for Diversity, USBE&IT Magazine Top Supporters of HBCU Schools;
•Received: Times-Picayune Top Workplaces Award (New Orleans), Houston Chronicle Top Workplace Award (Texas), Global Energy Transition Board Hero of the Community Award (Texas);
•Leadership Employee Resource Group recognized with 2024 Diversity Impact Spotlight Award;
•Seventh consecutive year receiving the U.S. Department of Labor Platinum Vets Medallion Award for veteran talent pipeline development, recruitment, and retention;
•Launched four new employee resource groups, which are open to all employees–ASPIRE (Black), VIDA (Hispanic), SHINE (Asian), and ABLE (Differently abled)–to further promote workplace inclusion;
•Sustained the Company's overall inclusion score of 78 (2nd Quartile) in the annual Inclusive Climate Survey; and
•Continued movement on workforce development programs to help promote a diverse pipeline.
In assessing 2024 performance, the Finance and Talent and Compensation Committees reviewed management’s performance under each of the performance measures referenced above in relation to the targets set at the beginning of the year, including primary drivers explaining how the results achieved compared to the targets set for each measure.
The foregoing performance resulted in a calculated EAM of 151%. However, the Talent and Compensation Committee exercised its discretion to reduce the EAM to 142%, due to the Company’s poor performance on serious injuries and fatalities, including four contractor fatalities during the year. This adjustment equated to resetting the level of achievement for the Safety metric to zero. The Talent and Compensation Committee concluded that despite the Company’s improved TRIR performance, such an adjustment was warranted by its SIF count performance at a level well below the minimum level of performance.

In addition to the foregoing financial and non-financial results, the Talent and Compensation Committee considered each NEO's degree of success in achieving various strategic, operational and regulatory objectives and in overcoming certain challenges that arose in the business during the course of the year. To determine the individual NEO annual incentive program awards, the Talent and Compensation Committee considered individual performance in executing on the Company’s strategies and delivering the strong financial performance and operational successes achieved in 2024, as well as the executive’s success in achieving individual goals within the executive’s scope of responsibilities. The committee also considered certain challenges the Company experienced during the year and each officer’s accountabilities and accomplishments in addressing those challenges. With these considerations in mind, the Talent and Compensation Committee approved the following annual incentive payouts to each of the NEOs, ranging from 112% to 159% of target.

Named Executive Officer	Year-End Base Salary	Target as Percentage of Year-End Base Salary	2024 Target Award	Payout as Percentage of Target	2024 Annual Incentive Award
Marcus V. Brown	$791,754	80%	$633,403	146%	$924,768
Haley R. Fisackerly	$458,019	55%	$251,910	159%	$400,537
Kimberly A. Fontan	$706,250	85%	$600,313	146%	$876,457
Laura R. Landreaux	$430,983	55%	$237,041	140%	$331,857
Andrew S. Marsh	$1,250,000	130%	$1,625,000	142%	$2,307,500
Phillip R. May, Jr.	$472,863	60%	$283,718	159%	$451,112
Peter S. Norgeot, Jr.	$669,760	75%	$502,320	112%	$562,598
Deanna D. Rodriguez	$375,924	50%	$187,962	140%	$263,147
Eliecer Viamontes	$418,077	55%	$229,942	140%	$321,919
Roderick K. West	$835,753	80%	$668,602	146%	$976,159

Long-Term Incentive Compensation

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

For each NEO, a dollar value is established to determine that NEO’s long-term incentive awards. The target award value for each NEO is determined based on market median compensation data for the officer’s role, adjusted to reflect internal equity and individual performance, including each NEO’s degree of success in achieving various strategic, operational, and regulatory objectives and in overcoming certain challenges that arose in the business during the course of the year.

2024 Long-Term Compensation Incentive Compensation Mix

In January 2024 the Talent and Compensation Committee approved the 2024 long-term incentive award target amounts for each NEO. This amount for each NEO was then converted into the number of performance units, stock options, and shares of restricted stock granted to each NEO based on an allocation of 60% performance units, 20% stock options, and 20% restricted stock.

NEO	Long-Term Incentive Grant Date Value(1) (As of January 25, 2024)	2024-2026 Target Performance Units	Stock Options	Shares of Restricted Stock
Marcus V. Brown	$1,493,209	14,848	33,062	6,018
Haley R. Fisackerly	$475,721	4,730	10,532	1,918
Kimberly A. Fontan	$1,861,138	18,506	41,206	7,502
Laura R. Landreaux	$609,407	6,060	13,492	2,456
Andrew S. Marsh	$7,190,823	71,502	159,218	28,982
Phillip R. May, Jr.	$574,332	5,710	12,716	2,316
Peter S. Norgeot, Jr.	$1,529,283	15,206	33,862	6,164
Deanna D. Rodriguez	$304,960	3,032	6,750	1,230
Eliecer Viamontes	$382,561	3,804	8,470	1,542
Roderick K. West(2)	$1,603,709	15,946	35,510	6,464

(1)    Due to fluctuations in stock price, grant date value may differ from the value on date the long-term incentive award target dollar values are established for each NEO.
(2)    The shares of restricted stock noted in the table above for Mr. West were forfeited upon his retirement from the Company on January 31, 2025. The stock options noted in the table above for Mr. West will continue to vest following his retirement, in accordance with the original vesting schedule and will expire five years after his retirement date. With respect to the target PUP performance units noted in the table above, Mr. West will be eligible for a pro-rated award based on actual performance and full months of service during the performance period. See "Potential Payments Upon Termination or Change in Control" for additional information on the treatment of Mr. West's outstanding equity awards in connection with his retirement from Entergy.

All the performance units, shares of restricted stock and stock options granted to the NEOs in 2024 were granted pursuant to the 2019 OIP. The 2019 OIP requires a “double trigger,” meaning both a change in control of Entergy and an involuntary job loss without cause or a resignation by the NEO for good reason within 24 months following the change in control, for the acceleration of these awards upon a change in control.

Performance Units

The NEOs are issued performance unit awards under the PUP with payout opportunities established by the Talent and Compensation Committee at the beginning of each three-year performance period. The PUP specifies minimum, target, and maximum performance goals, the achievement of which determines the number of performance units that may be earned by each participant.

2024–2026 PUP Performance Measures and Goals

For the 2024–2026 PUP, the Talent and Compensation Committee placed the Adjusted FFO/Debt Ratio measure used in the PUP for the 2021–2023, 2022–2024 and 2023–2025 performance periods with an Environmental Stewardship measure (weighted 20%) to better align with the Company's multi-year approach to decarbonization and also based on shareholder feedback to incorporate an environmental performance measure into the PUP. The Talent and Compensation Committee continued to use Relative TSR in the 2024–2026 PUP, which retained its weighting of 80%.

Relative TSR
The Talent and Compensation Committee chose Relative TSR as a PUP performance measure because it reflects the Company’s creation of shareholder value relative to other electric utilities included in the Philadelphia Utility Index over the performance period. By measuring performance in relation to an industry benchmark, this measure is intended to isolate, and reward management for, the creation of shareholder value that is not driven by events that affect the industry as a whole.
Minimum, target and maximum performance goals are determined by reference to the ranking of Entergy’s TSR in relation to the TSR of the companies in the Philadelphia Utility Index. The Talent and Compensation Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining Relative TSR because the companies included in this index, in the aggregate, are viewed as comparable to the Company in terms of business and scale.
Environmental Stewardship
The Environmental Stewardship measure consists of two components designed to capture the key dimensions of Entergy's response to climate change:
•A Climate Resilience component, sub-weighted at 60%, which is focused on reduction in storm restoration costs attributable to completed infrastructure improvement investments.
•A Carbon-Free Generation component, sub-weighted at 40%, which is focused on generation of electricity from carbon emission-free sources as compared to the Company's projection for the 2024–2026 performance period.
A Carbon Capture Modifier applies to the Carbon-Free Generation component in the range of -9% to +9% based on the Talent and Compensation Committee's assessment of achievement (or lack of achievement) of specific CCS objectives.
The Environmental Stewardship measure was incorporated as a performance measure in the 2024–2026 PUP because:
•It measures progress towards quantitative goals that align with desired customer and owner outcomes for clean energy, reliable operation and reduced storm restoration costs.
•It aligns with interests of regulators to see positive outcomes from capital investments in managing both transition and physical risk.

In January 2024, the Talent and Compensation Committee established the following goals for the 2024–2026 PUP performance measures:

Performance Measures(1)	PUP Measure Weight	Goals(2)
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Percentile Maximum (200%) - 1st Quartile
Environmental Stewardship	20%
Climate Resilience (60%)(3)
2024: Minimum – 0%; Target – 2%; Maximum – 7%
2025: Minimum – 2%; Target – 3%; Maximum – 8%
2026: Minimum – 4%; Target – 9%; Maximum – 14%

Carbon-Free Generation (40%)(4)
Minimum – 128,320 TWh
Target – 133,900 TWh
Maximum – 139,479 TWh

(1)Payouts for performance between achievement levels are calculated using straight-line interpolation, between minimum and target and between target and maximum, with no payouts for performance below the minimum achievement level with respect to the applicable performance measure, and payouts capped at the maximum achievement level with respect to the applicable performance measure.
(2)There is no payout if the Relative TSR falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and if both Climate Resilience and Carbon-Free Generation are below the minimum achievement levels.
(3)The achievement levels established for the Climate Resilience sub-metric are based on annual restoration cost reduction impacts of projects scheduled to be completed with funding under the financial plan based on a model approved by the Talent and Compensation Committee in January 2024.
(4)The goals for the Carbon-Free Generation sub-metric are based on cumulative TWhs generated over the three year period. The result of the Carbon-Free Generation sub-metric is subject to a carbon capture modifier in the range of -9% to +9% of the Carbon-Free Generation component based on the Talent and Compensation Committee's assessment of progress toward specific CCS objectives.

2022–2024 PUP Performance Measures, Goals and Payouts
In December 2021, the Talent and Compensation Committee chose Relative TSR and Adjusted FFO/Debt Ratio as the performance measures for the 2022–2024 PUP, with Relative TSR weighted 80% and Adjusted FFO/Debt Ratio weighted 20%. In January 2022, the Talent and Compensation Committee established the following minimum, target and maximum performance goals for the 2022–2024 PUP performance measures:

Performance Measures(1)	PUP Measure Weight	Goals(2)
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Percentile Maximum (200%) - 1st Quartile
Adjusted FFO/Debt Ratio(3)	20%	Minimum (25%) – 14.0% Target (100%) – 15.0% Maximum (200%) – 16.5%
(1)Payouts for performance between achievement levels are calculated using straight-line interpolation. There is no payout for performance below the minimum achievement level and payouts are capped at 200% for performance at or above the maximum achievement level.
(2)There is no payout if the Relative TSR falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and the FFO/Debt Ratio is below the minimum achievement level.

(3)The Adjusted FFO/Debt Ratio, a non-GAAP financial measure, is the ratio of: (i) adjusted funds from operations calculated as consolidated operating cash flow adjusted for allowance for funds used during construction, working capital, excluding deferred fuel and the effects of securitization revenue and expense, and the Pre-Determined Exclusions (as defined this CD&A) to (ii) total consolidated debt, excluding current and pending securitization debt, in each case calculated to reflect rating agency treatment of interest and principal on the Company’s junior subordinated debentures. The Adjusted FFO/Debt Ratio is evaluated on an annual basis against the target set for each year, which, for the 2022–2024 performance period, was 15.0%. The annual results are then averaged to determine the Adjusted FFO/Debt Ratio overall result, which is then further adjusted by ±10 basis points for a favorable or unfavorable change in the Company's corporate credit outlook and ± 20 basis points for an upgrade or downgrade in the corporate credit rating for the Company, with a maximum adjustment of ±20 basis points. The Talent and Compensation Committee decided to calculate the Adjusted FFO/Debt Ratio in a manner consistent with the rating agency treatment of such debt, as updated in early 2024, in order to ensure that management’s incentives remained aligned with the goal of optimizing the Company's capital structure while maintaining its credit rating.
In January 2025, the Talent and Compensation Committee reviewed the Company’s Relative TSR and Adjusted FFO/Debt Ratio for the 2022–2024 PUP in order to determine the vesting level of the 2022–2024 PUP. The Talent and Compensation Committee compared the Company’s TSR against the TSR of the companies that were included in the Philadelphia Utility Index as of the last day of the year preceding the beginning of the three-year performance period, which were (in addition to Entergy):

•AES Corporation	•Eversource Energy
•Ameren Corporation	•Exelon Corporation
•American Electric Power Co. Inc.	•FirstEnergy Corporation
•American Water Works Company, Inc.	•NextEra Energy, Inc.
•CenterPoint Energy Inc.	•Pinnacle West Capital Corporation
•Consolidated Edison Inc.	•Public Service Enterprise Group, Inc.
•Dominion Energy	•Southern Company
•DTE Energy Company	•WEC Energy Group, Inc.
•Duke Energy Corporation	•Xcel Energy, Inc.
•Edison International

As recommended by the Finance Committee, the Talent and Compensation Committee concluded that Entergy Corporation’s Relative TSR for the 2022– 2024 PUP was in the 1st Quartile, resulting in an achievement level of 200% of target, and that the Adjusted FFO/Debt Ratio was 13.8% for 2022, 17.2% for 2023 and 15.6% for 2024, plus an upward adjustment of 10% due to the Company's improved credit outlook in 2024, resulting in an achievement level of 124% of target. These results yielded an overall payout of 185% of target for the NEOs.

Named Executive Officer	2022 - 2024 Target Performance Units	Number of Shares Issued(1)	Value of Shares Actually Issued(2)	Grant Date Fair Value(3)
Marcus V. Brown	12,954	26,041	$2,135,102	$862,153
Haley R. Fisackerly(4)	3,020	6,069	$497,597	$200,996
Kimberly A. Fontan(4)	10,604	21,063	$1,726,955	$705,749
Laura R. Landreaux(4)	3,538	7,097	$581,883	$235,472
Andrew S. Marsh(4)	46,236	91,954	$7,539,308	$3,077,237
Phillip R. May, Jr.	5,742	11,543	$946,411	$382,159
Peter S. Norgeot, Jr.(4)	12,186	24,319	$1,993,915	$811,039
Deanna D. Rodriguez(4)	2,508	5,035	$412,820	$166,920
Eliecer Viamontes(4)	3,154	6,324	$518,505	$209,914
Roderick K. West	19,050	38,296	$3,139,889	$1,267,873

(1)Includes accrued dividend equivalents.
(2)Value determined based on the closing price of Entergy Corporation common stock on January 17, 2025 ($81.99), the date the Talent and Compensation Committee certified the 2022–2024 PUP results.
(3)Represents the aggregate grant date fair value calculated in accordance with applicable accounting rules.
(4)Mses. Fontan, Landreaux, and Rodriguez and Messrs. Fisackerly, Norgeot, Marsh, and Viamontes each experienced a change in officer status in 2022, and accordingly, their target award opportunity was increased for all open PUP performance periods, including for the 2022–2024 PUP. Additionally, their promotions resulted in certain prorations with respect to the calculation of the dividend equivalents.
Pre-Determined Exclusions
The exclusions for the 2024 annual incentive program EAM and for the 2022–2024 PUP included effects of: (i) major storms, including the impact on total debt of pending securitizations; (ii) resolutions during the year of certain unresolved regulatory litigation matters; (iii) income tax law changes; and (iv) any adjustments to contributions to pension investments or trusts related to post-retirement benefits that are elective and deviate from original plan assumptions.
The Talent and Compensation Committee also considered, both at the time it chose ETR Adjusted EPS and the Adjusted FFO/Debt Ratio as the 2024 EAM performance measures and at the time it chose the Adjusted FFO/Debt Ratio as a performance measure in the 2022–2024 PUP and also at the time when it was establishing the targets for these measures, the appropriateness of excluding the effect of each of the specific Pre-Determined Exclusions it had identified. It viewed the exclusion of major storms as appropriate because although the Company includes estimates for minor storm costs in its financial plan, it does not include estimates for a major storm event, such as a hurricane, given management’s inability to control or predict acts of nature. The Talent and Compensation Committee considered the exclusion of the effects of any unanticipated changes in federal income tax law to be appropriate because of the inability of management to impact those results. It approved the exclusion of elective adjustments to Company contributions to pension and post-retirement benefit plan trusts because such elective adjustments are not viewed as reflective of the underlying performance of the business. The Talent and Compensation Committee approved the exclusion for the impact of certain unresolved legacy regulatory litigation primarily because of management’s inability to influence the related outcomes.

Stock Options and Restricted Stock

The Company grants stock options and shares of restricted stock as part of its long-term incentive award mix because it aligns the interests of the executive officers with long-term shareholder value, provides competitive compensation, and increases the executives’ ownership in Entergy’s common stock. Generally, stock options are granted annually on a pre-established schedule with a maximum term of ten years and vest one-third on each of the first three anniversaries of the date of grant. The date of grant for annual equity awards is the date of the Talent and Compensation Committee meeting at which they are approved, which is regularly scheduled each year in late January or the first week of February. The Talent and Compensation Committee does not take material nonpublic information into account when determining the timing and terms of option awards nor does it time the disclosure of material nonpublic information to affect the value of executive compensation. The exercise price for each option granted in January 2024 was $49.54 ($99.08 pre-Stock Split), which was based on the closing price of Entergy’s stock on the date of grant. Shares of restricted stock vest one-third on each of the first three anniversaries of the date of grant, are paid dividends which are reinvested in shares of Entergy stock, and have full voting rights. The dividend reinvestment shares are subject to the same vesting conditions as the underlying shares of restricted stock.

Health, Welfare, Retirement and other Benefit Elements

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
Cash Balance Plan - a tax-qualified cash balance defined benefit pension plan that covers a broad group of employees hired on or after July 1, 2014 and before January 1, 2021. Effective January 1, 2022, the Cash Balance Plan was merged with and into the Entergy Retirement Plan, while maintaining the same cash balance pension benefit formula. As used in this CD&A, “Cash Balance Plan” refers to the cash balance defined benefit pension plan benefit provided to eligible employees.
Pension Equalization Plan (PEP) - a non-qualified pension restoration plan for certain highly compensated non-bargaining employees who participate in the Entergy Retirement Plan.
Cash Balance Equalization Plan (CBEP) - a non-qualified restoration plan for a certain highly compensated non-bargaining employees who participate in the Cash Balance Plan.
System Executive Retirement Plan (SERP) - a legacy non-qualified supplemental retirement plan for a select group of individuals who became executive officers before July 1, 2014.

See “2024 Pension Benefits” for additional information regarding the operation of and NEO participation in the plans described above.

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

Plan Type	Description
2024 Perquisites
Corporate aircraft usage and annual mandatory physical exams. Members of the OCE do not receive tax gross ups on any benefits, except for relocation benefits.

For additional information regarding perquisites, including additional limited perquisites that were received by certain of the NEOs during 2024 prior to becoming members of the OCE, see the “All Other Compensation” column in the 2024 Summary Compensation Table.

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

Risk Mitigation and Other Pay Practices

Policy for Recoupment of Compensation (Clawback Provisions)

On October 27, 2023, the Board adopted an amended and restated policy regarding the recoupment of certain compensation (the "Clawback Policy"), with an effective date of October 2, 2023. Any incentive compensation award granted or paid on or after this effective date is subject to the terms of the Clawback Policy, while awards granted or paid prior to the effective date of the Clawback Policy are subject to the Entergy Corporation Policy Regarding Recoupment of Certain Compensation in effect prior to its amendment and restatement. The board of directors of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas also adopted the Clawback Policy, effective October 2, 2023.

Under the Clawback Policy, which goes beyond the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Entergy will seek reimbursement of certain compensation from current or former executive officers subject to Section 16, including all of the NEOs, where:

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

In addition to the above-described Clawback Policy, in January 2024, the Entergy Board adopted an additional discretionary recoupment policy applicable to all officers of Entergy System companies, including the NEOs, that allows recoupment of incentive compensation from an officer who engages in certain detrimental conduct, including (i) commission of a felony or other crime that affects the officer’s ability to perform their duties, (ii) fraud in contravention of the officer’s duties to the enterprise, (iii) unauthorized disclosure of confidential or proprietary information of an Entergy System company or material violation of a material written Entergy System company policy or material agreement between the officer and an Entergy System company in either case that results in, or could have resulted in, termination for cause as defined in the 2019 OIP or that results in significant financial or operational loss, or significant reputational harm to Entergy; and (iv) other conduct that the officer knew or should have known could result in termination for Cause as defined in the 2019 OIP (regardless whether it does) and that results in significant financial or operational loss or significant reputational harm to Entergy. The discretionary recoupment policy for detrimental conduct applies to all incentive compensation, including time-based awards, and allows for the claw back of compensation received after the detrimental conduct and within the three-year period preceding the detrimental conduct, provided the recoupment efforts are commenced within five years after the detrimental conduct and before a change in control. The additional discretionary recoupment policy applies to detrimental conduct committed on or after January 26, 2024, the effective date of the policy.

Stock Ownership Guidelines and Share Retention Requirements

Entergy Corporation requires its NEOs to own Entergy stock to further align their interests with Entergy’s shareholders’ interests. Stock ownership levels are achieved through ownership of any Entergy shares held by the officer, including shares held in the 401(k) plan, restricted stock, dividends earned on restricted shares during the period of restriction, and restricted stock units. Performance units held under the PUP, stock options, whether vested or unvested, do not count toward achievement of stock ownership levels. Annually, the Talent and Compensation Committee monitors the executive officers’ compliance with these guidelines with all of the NEOs being in compliance with the applicable ownership guidelines at the time of the most recent annual review. The ownership guidelines are as follows:

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

Trading Controls

Executive officers, including the NEOs, are subject to the Company's insider trading policy (included as Exhibit 19 to this Annual Report on Form 10-K) and thus are required to receive permission from the Company’s General Counsel or his designee prior to entering into any transaction involving Company securities, including gifts, other than an exercise of employee stock options that is not funded through a sale in the market. Trading is generally permitted only during specified open trading windows beginning shortly after the release of earnings. Employees who are subject to trading restrictions, including the NEOs, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans or any amendment to an existing plan may be entered into only during an open trading window and must be approved by the Company.

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

Compensation Consultant Independence

Annually, the Talent and Compensation Committee reviews the relationship with its compensation consultant to determine whether any conflicts of interest exist that would prevent the consultant from independently advising the Talent and Compensation Committee. When assessing the independence of Pay Governance, its current compensation consultant, in 2024, the committee considered the following factors, among others:

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

In addition, Pay Governance has agreed that it will not accept any engagement with management without prior approval from the Talent and Compensation Committee, and Entergy Corporation’s Board has adopted a policy that prohibits a compensation consultant from providing other services to it if the aggregate amount for those services would exceed $120,000 in any year. During 2024, Pay Governance did not provide any services to Entergy Corporation other than the services it performed on behalf of the Talent and Compensation and Corporate Governance Committees, and it worked with Entergy Corporation’s management only as directed by those committees.

TALENT AND COMPENSATION COMMITTEE REPORT

The Talent and Compensation Committee Report included in the 2025 Entergy Proxy Statement is incorporated by reference, but will not be deemed to be “filed” in this Annual Report on Form 10-K. None of the Registrant Subsidiaries has a compensation committee or other board committee performing equivalent functions. The board of directors of each of the Registrant Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Registrant Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Registrant Subsidiaries.

EXECUTIVE COMPENSATION TABLES

2024 Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2024, and to the extent required by SEC executive compensation disclosure rules, the fiscal years ended December 31, 2023 and 2022.  For information on the principal positions held by each of the NEOs, see Item 10, “Directors, Executive Officers, and Corporate Governance of the Registrants.”

The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  For additional information regarding the material terms of the awards reported in the following table, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compen- sation (5)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings (6)	All Other Compen- sation (7)	Total	Total Without Change in Pension Value (8)
Marcus V. Brown	2024	$783,555	$1,185,567	$307,642	$924,768	$455,800	$67,092	$3,724,424	$3,268,624
Executive Vice	2023	$753,419	$1,226,636	$290,192	$950,104	$731,700	$77,328	$4,029,379	$3,297,679
President and	2022	$726,363	$1,144,238	$273,358	$761,302	$976,700	$93,793	$3,975,754	$2,999,054
General Counsel -
Entergy Corp.

Haley R. Fisackerly	2024	$452,266	$377,721	$98,000	$400,537	$319,800	$50,558	$1,698,882	$1,379,082
CEO - Entergy	2023	$431,421	$453,653	$107,294	$325,368	$247,800	$47,415	$1,612,951	$1,365,151
Mississippi	2022	$410,557	$752,209	$62,595	$319,427	$—	$46,281	$1,591,069	$1,591,069

Kimberly A. Fontan	2024	$684,375	$1,477,716	$383,422	$876,457	$433,100	$34,937	$3,890,007	$3,456,907
Executive Vice	2023	$625,000	$1,165,112	$275,621	$646,875	$409,600	$31,860	$3,154,068	$2,744,468
President and CFO -	2022	$404,809	$1,034,293	$80,519	$379,688	$—	$29,720	$1,929,029	$1,929,029
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans, and
Entergy Texas

Laura R. Landreaux	2024	$425,320	$483,864	$125,543	$331,857	$89,900	$23,491	$1,479,975	$1,390,075
CEO - Entergy	2023	$406,405	$377,082	$89,191	$305,428	$175,600	$23,719	$1,377,425	$1,201,825
Arkansas	2022	$390,161	$341,381	$62,595	$271,015	$—	$25,313	$1,090,465	$1,090,465

Andrew S. Marsh	2024	$1,209,615	$5,709,300	$1,481,523	$2,307,500	$2,043,600	$94,837	$12,846,375	$10,802,775
Chair of the	2023	$1,100,000	$5,159,370	$1,220,557	$1,821,600	$982,400	$89,281	$10,373,208	$9,390,808
Board and CEO -	2022	$781,560	$4,598,890	$414,050	$960,700	$—	$106,560	$6,861,760	$6,861,760
Entergy Corp.

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compen- sation (5)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings (6)	All Other Compen- sation (7)	Total	Total Without Change in Pension Value (8)
Phillip R. May, Jr.	2024	$467,944	$456,010	$118,322	$451,112	$146,500	$36,357	$1,676,245	$1,529,745
CEO - Entergy	2023	$449,491	$459,481	$108,679	$340,945	$114,400	$36,586	$1,509,582	$1,395,182
Louisiana	2022	$430,676	$957,246	$121,176	$326,732	$—	$39,225	$1,875,055	$1,875,055

Peter S. Norgeot, Jr.	2024	$650,440	$1,214,197	$315,086	$562,598	$127,900	$52,852	$2,923,073	$2,795,173
Executive Vice
President and Chief
Operating Officer

Deanna D. Rodriguez	2024	$372,249	$242,151	$62,809	$263,147	$197,300	$26,228	$1,163,884	$966,584
CEO - Entergy	2023	$358,208	$270,525	$63,983	$226,421	$270,200	$23,671	$1,213,008	$942,808
New Orleans	2022	$342,565	$260,189	$48,328	$217,320	$—	$27,087	$895,489	$895,489

Eliecer Viamontes	2024	$384,887	$303,748	$78,813	$321,919	$34,200	$33,055	$1,156,622	$1,122,422
CEO - Entergy	2023	$361,284	$333,024	$78,755	$251,202	$28,700	$25,846	$1,078,811	$1,050,111
Texas	2022	$347,459	$296,861	$53,528	$240,731	$11,800	$168,309	$1,118,688	$1,106,888

Roderick K. West	2024	$828,144	$1,273,288	$330,421	$976,160	$212,500	$119,140	$3,739,653	$3,527,153
Former Group	2023	$799,130	$1,547,047	$365,976	$775,192	$204,800	$112,338	$3,804,483	$3,599,683
President Utility	2022	$770,432	$3,682,723	$402,025	$776,434	$—	$101,107	$5,732,721	$5,732,721
Operations - Entergy
Corp.

(1)No compensation information is provided for Mr. Norgeot for 2023 and 2022, as he was not included as a NEO in the Annual Report on Form 10-K for the years ended December 31, 2023 and December 31, 2022.
(2)The amounts in column (c) represent the actual base salary paid to the NEOs in the applicable year. The 2024 changes in base salaries noted in the CD&A were effective in April 2024. Mr. Viamontes’ off-cycle base salary adjustment noted in the CD&A was effective in September 2024.
(3)The amounts in column (e) represent the aggregate grant date fair value of restricted stock and performance units granted under the 2019 OIP, each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock, restricted stock units, and the portion of the performance units with vesting based on the Adjusted FFO/Debt Ratio (within the 2022–2024 PUP and 2023–2025 PUP) and the Environmental Stewardship measure (used within the 2024–2026 PUP) is determined using the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of the portion of the performance units attributable to Relative TSR was measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free interest rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  The performance units in the table are also valued based on the probable outcome of the applicable performance condition at the time of grant. The maximum value of shares that would be received if the highest achievement level is attained with respect to both the Relative TSR and Environmental Stewardship measures, for performance units granted in 2024 are as follows:  Mr. Brown, $1,471,140; Mr. Fisackerly, $468,648; Ms. Fontan, $1,833,574; Ms. Landreaux, $600,425; Mr. Marsh, $7,084,418; Mr. May, $565,747; Mr. Norgeot, $1,506,610; Ms. Rodriguez, $300,411; Mr. Viamontes, $376,900; and Mr. West, $1,579,930.

(4)The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2019 OIP calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.
(5)The amounts in column (g) represent annual incentive award cash payments made pursuant to the annual incentive program established under the 2019 OIP.
(6)The amounts in column (h) include the annual actuarial change in the present value of these NEOs’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements. None of the increases for any of the NEOs are attributable to above-market or preferential earnings on non-qualified deferred compensation and includes any amounts which the NEOs may not currently be entitled to receive because such amounts are not vested. See “2024 Pension Benefits.”
(7)The amounts in column (i) for 2024 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the NEOs; (b) dividends and dividend equivalents paid on restricted stock and performance units when vested; (c) life insurance premiums; (d) tax reimbursements on club dues; and (e) perquisites and other compensation as described further below. The 2024 amounts are listed in the following table:

Named Executive Officer	Company Matching Contribution – Savings Plan	Dividends Paid on Restricted Stock and PUP Awards	Life Insurance Premium	Tax Reimbursement	Perquisites and Other Compensation	Total
Marcus V. Brown	$14,490	$37,692	$11,484	$—	$3,426	$67,092
Haley R. Fisackerly	$14,490	$8,120	$7,482	$5,375	$15,091	$50,558
Kimberly A. Fontan	$14,490	$13,971	$1,757	$—	$4,719	$34,937
Laura R. Landreaux	$—	$7,710	$2,215	$4,086	$9,480	$23,491
Andrew S. Marsh	$14,490	$69,947	$5,372	$—	$5,028	$94,837
Phillip R. May, Jr.	$14,490	$11,131	$10,736	$—	$—	$36,357
Peter S. Norgeot, Jr.	$20,700	$23,492	$7,482	$—	$1,178	$52,852
Deanna D. Rodriguez	$14,490	$9,182	$2,556	$—	$—	$26,228
Eliecer Viamontes	$20,700	$7,834	$864	$—	$3,657	$33,055
Roderick K. West	$14,490	$47,974	$7,038	$—	$49,638	$119,140

(8)The Total Without Change in Pension Value represents total compensation, as determined under applicable SEC rules, minus the change in pension value reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column for the applicable year. The amounts reported in the Total Without Change in Pension Value column may differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for total compensation. The change in pension value is subject to many external variables, such as interest rates, assumptions about life expectancy, and changes in the discount rate determined at each year end, which are functions of economic factors and actuarial calculations that are not related to Entergy’s performance and are outside of the control of the Talent and Compensation Committee.

Perquisites and Other Compensation

The amounts set forth in column (i) also include perquisites and other personal benefits that Entergy provides to its NEOs as part of providing a competitive executive compensation program and for employee retention. The following perquisites were provided to the NEOs in 2024.

Named Executive Officer	Personal Use of Corporate Aircraft	Club Dues	Executive Physical Exams	Relocation
Marcus V. Brown			X
Haley R. Fisackerly		X	X
Kimberly A. Fontan			X
Laura R. Landreaux		X
Andrew S. Marsh			X
Phillip R. May, Jr.
Peter S. Norgeot, Jr.			X	X
Deanna D. Rodriguez
Eliecer Viamontes			X
Roderick K. West	X		X

For security and business reasons, Entergy Corporation’s Chief Executive Officer is permitted to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other NEOs may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The NEOs also may occasionally use the corporate aircraft for the evacuation of themselves and immediate family in advance of anticipated major storms for business continuity purposes. Entergy Corporation believes that its officers’ ability to use its plane for limited personal use saves time and helps to ensure their safety and security while traveling, thereby benefiting the Company. Annually, the Talent and Compensation Committee reviews the level of personal use of the corporate aircraft by each of the executive officers.

The amounts included in column (i) of the 2024 Summary Compensation Table for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. The aggregate incremental aircraft usage cost associated with Mr. West’s personal use of the corporate aircraft was $45,822 for fiscal year 2024. In addition, Entergy Corporation offers its executives comprehensive annual physical exams at Entergy Corporation’s expense. In addition, executive officers may have the occasional personal use of tickets to athletic and cultural events when such tickets are not being used for business purposes, for which there is no incremental cost to the Company. Aside from Mr. West’s personal use of the corporate aircraft, none of the perquisites referenced above exceeded $25,000 for any of the NEOs.

2024 Grants of Plan-Based Awards

The following table summarizes award grants during 2024 to the NEOs. All share and per share information in this table has been adjusted to reflect the Stock Split.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh- old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Marcus V.	1/25/24	$-	$633,403	$1,266,806
Brown	1/25/24				3,712	14,848	29,696				$887,435
	1/25/24							6,018			$298,132
	1/25/24								33,062	$49.54	$307,642

Haley R.	1/25/24	$-	$251,910	$503,820
Fisackerly	1/25/24				1,183	4,730	9,460				$282,703
	1/25/24							1,918			$95,018
	1/25/24								10,532	$49.54	$98,000

Kimberly A.	1/25/24	$-	$600,313	$1,200,625
Fontan	1/25/24				4,627	18,506	37,012				$1,106,067
	1/25/24							7,502			$371,649
	1/25/24								41,206	$49.54	$383,422

Laura R.	1/25/24	$-	$237,041	$474,082
Landreaux	1/25/24				1,515	6,060	12,120				$362,194
	1/25/24							2,456			$121,670
	1/25/24								13,492	$49.54	$125,543

Andrew S.	1/25/24	$-	$1,625,000	$3,250,000
Marsh	1/25/24				17,876	71,502	143,004				$4,273,532
	1/25/24							28,982			$1,435,768
	1/25/24								159,218	$49.54	$1,481,523

Phillip R.	1/25/24	$-	$283,718	$567,436
May, Jr.	1/25/24				1,428	5,710	11,420				$341,275
	1/25/24							2,316			$114,735
	1/25/24								12,716	$49.54	$118,322

Peter S.	1/25/24	$-	$502,320	$1,004,640
Norgeot, Jr.	1/25/24				3,802	15,206	30,412				$908,832
	1/25/24							6,164			$305,365
	1/25/24								33,862	$49.54	$315,086

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh- old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Deanna D.	1/25/24	$-	$187,962	$375,924
Rodriguez	1/25/24				758	3,032	6,064				$181,217
	1/25/24							1,230			$60,934
	1/25/24								6,750	$49.54	$62,809

Eliecer	1/25/24	$-	$229,942	$459,884
Viamontes	1/25/24				951	3,804	7,608				$227,357
	1/25/24							1,542			$76,391
	1/25/24								8,470	$49.54	$78,813

Roderick K.	1/25/24	$-	$668,602	$1,337,205
West(6)	1/25/24				3,987	15,946	31,892				$935,061
	1/25/24							6,464			$320,227
	1/25/24								35,510	$49.54	$330,421

(1)The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the annual incentive program.  The actual amounts awarded are reported in column (g) of the 2024 Summary Compensation Table.
(2)The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the 2024–2026 PUP.  Performance units granted under the 2024–2026 PUP pursuant to the 2019 OIP will vest on December 31, 2026 based on two performance measures—Relative TSR, weighted 80%, and Environmental Stewardship, weighted 20%, as described under “What We Pay and Why – Long-Term Incentive Compensation – 2024 Long-Term Incentive Compensation Mix – Performance Units” in the CD&A. Subject to the achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period for the 2024-2026 long-term PUP cycle (December 31, 2026).  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.
(3)The amounts in column (i) represent shares of restricted stock granted under the 2019 OIP.  Shares of restricted stock vest one-third on each of the first, second and third anniversaries of the grant date, have voting rights, and accrue dividends during the vesting period.
(4)The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock granted under the 2019 OIP.  The options vest one-third on each of the first, second and third anniversaries of the grant date and have a ten-year term from the date of grant.
(5)The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See footnotes 4 and 5 to the 2024 Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.
(6)The shares of restricted stock noted in the table above for Mr. West were forfeited upon his retirement from the Company on January 31, 2025. The stock options noted in the table above for Mr. West will continue to vest following his retirement, in accordance with the original vesting schedule and expire five years from his retirement date. Mr. West will be eligible for a pro-rated PUP award based on actual performance and full months of service during the performance period. See "Potential Payments Upon Termination or Change in Control" for additional information on the treatment of Mr. West's outstanding equity awards in connection with his retirement from the Company.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each NEO, their outstanding unexercised options, outstanding restricted stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2024. All share and per share information in this table has been adjusted to reflect the Stock Split.

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)		($)
Marcus V.	—	33,062	[1]		$49.54	1/25/2034
Brown	9,638	19,280	[2]		$54.24	1/26/2033
	22,428	11,216	[3]		$54.80	1/27/2032
	14,604	—			$47.94	1/28/2031
	57,148	—			$65.86	1/30/2030				29,696	[4]	$2,251,551
										29,380	[5]	$2,227,592
							6,252	[6]	$474,027
							3,998	[7]	$303,128
							1,930	[8]	$146,333

Haley R.	—	10,532	[1]		$49.54	1/25/2034
Fisackerly	3,564	7,128	[2]		$54.24	1/26/2033
	5,136	2,568	[3]		$54.80	1/27/2032
	8,202	—			$47.94	1/28/2031
	8,600	—			$65.86	1/30/2030
										9,460	[4]	$717,257
										10,864	[5]	$823,708
							1,992	[6]	$151,033
							1,480	[7]	$112,214
							443	[8]	$33,588
							8,106	[9]	$614,597

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)		($)
Kimberly A.	—	41,206	[1]		$49.54	1/25/2034
Fontan	9,154	18,312	[2]		$54.24	1/26/2033
	6,606	3,304	[3]		$54.80	1/27/2032
	10,890	—			$47.94	1/28/2031
	12,800	—			$65.86	1/30/2030
	12,000	—			$44.60	1/31/2029
	5,000	—			$39.04	1/25/2028
										37,012	[4]	$2,806,250
										27,908	[5]	$2,115,985
							7,794	[6]	$590,941
							3,796	[7]	$287,813
							569	[8]	$43,142

Laura R.	—	13,492	[1]		$49.54	1/25/2034
Landreaux	2,962	5,926	[2]		$54.24	1/26/2033
	5,136	2,568	[3]		$54.80	1/27/2032
	7,746	—			$47.94	1/28/2031
	8,600	—			$65.86	1/30/2030
	10,200	—			$44.60	1/31/2029
										12,120	[4]	$918,938
										9,032	[5]	$684,806
							2,551	[6]	$193,417
							1,228	[7]	$93,107
							443	[8]	$33,588

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)		($)
Andrew S.	—	159,218	[1]		$49.54	1/25/2034
Marsh	40,542	81,088	[2]		$54.24	1/26/2033
	33,972	16,988	[3]		$54.80	1/27/2032
	58,392	—			$47.94	1/28/2031
	72,158	—			$65.86	1/30/2030
	90,364	—			$44.60	1/31/2029
	98,000	—			$39.04	1/25/2028
	88,000	—			$35.27	1/26/2027
										143,004	[4]	$10,842,563
										123,580	[5]	$9,369,836
							30,112	[6]	$2,283,092
							16,810	[7]	$1,274,534
							2,924	[8]	$221,698

Phillip R.	—	12,716	[1]		$49.54	1/25/2034
May, Jr.	3,610	7,220	[2]		$54.24	1/26/2033
	9,942	4,972	[3]		$54.80	1/27/2032
	10,784	—			$47.94	1/28/2031
	14,600	—			$65.86	1/30/2030
	12,400	—			$44.60	1/31/2029
										11,420	[4]	$865,864
										11,004	[5]	$834,323
							2,406	[6]	$182,423
							1,497	[7]	$113,503
							857	[8]	$64,978
							8,106	[9]	$614,597

Peter S.	—	33,862	[1]		$49.54	1/25/2034
Norgeot, Jr.	9,514	19,030	[2]		$54.24	1/26/2033
	12,890	6,446	[3]		$54.80	1/27/2032
	7,924	—			$47.94	1/28/2031
	25,172	—			$65.86	1/30/2030
										30,412	[4]	$2,305,838
										29,004	[5]	$2,199,083
							6,404	[6]	$485,551
							3,946	[7]	$299,186
							1,109	[8]	$84,084

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)		($)
Deanna D.	—	6,750	[1]		$49.54	1/25/2034
Rodriguez	—	4,252	[2]		$54.24	1/26/2033
	—	1,984	[3]		$54.80	1/27/2032
										6,064	[4]	$459,772
										6,480	[5]	$491,314
							1,277	[6]	$96,822
							881	[7]	$66,797
							341	[8]	$25,855

Eliecer	—	8,470	[1]		$49.54	1/25/2034
Viamontes	2,616	5,232	[2]		$54.24	1/26/2033
	4,392	2,196	[3]		$54.80	1/27/2032
										7,608	[4]	$576,839
										7,976	[5]	$604,740
							1,602	[6]	$121,464
							1,085	[7]	$82,265
							377	[8]	$28,584

Roderick K.	—	35,510	[1]		$49.54	1/25/2034
West [11]	12,156	24,314	[2]		$54.24	1/26/2033
	32,986	16,494	[3]		$54.80	1/27/2032
	53,504	—			$47.94	1/28/2031
	63,410	—			$65.86	1/30/2030
	51,128	—			$44.60	1/31/2029
	28,334	—			$39.04	1/25/2028
										31,892	[4]	$2,418,051
										37,056	[5]	$2,809,586
							6,716	[6]	$509,207
							5,040	[7]	$382,133
							2,839	[8]	$215,253
							24,016	[10]	$1,820,893

(1)Consists of options granted under the 2019 OIP; 1/3 of the options vested on January 25, 2025 and 1/3 of the remaining options will vest on each of January 25, 2026 and January 25, 2027.
(2)Consists of options granted under the 2019 OIP; 1/2 of the options vested on January 26, 2025 and the remaining options will vest on January 26, 2026.
(3)Consists of options granted under the 2019 OIP that vested on January 27, 2025.

(4)Consists of 2024–2026 PUP performance units granted under the 2019 OIP that will vest on December 31, 2026 based on two performance measures- Entergy Corporation’s Relative TSR performance and Environmental Stewardship with Relative TSR weighted eighty percent and Environmental Stewardship weighted twenty percent, as described under “What Entergy Corporation Pays and Why - Long-Term Incentive Compensation - 2024 Long-Term Incentive Compensation Mix - Performance Units” in the CD&A.
(5)Consists of 2023–2025 PUP performance units granted under the 2019 OIP that will vest on December 31, 2025 based on two performance measures - Entergy Corporation’s Relative TSR performance and Adjusted FFO/Debt Ratio with Relative TSR weighted eighty percent and Adjusted FFO/Debt Ratio weighted twenty percent.
(6)Consists of shares of restricted stock granted under the 2019 OIP; 1/3 of the shares of restricted stock vested on January 25, 2025 and 1/2 of the remaining shares will vest on each of January 25, 2026 and January 25, 2027.
(7)Consists of shares of restricted stock granted under the 2019 OIP; 1/2 of the shares of restricted stock vested on January 26, 2025 and the remaining shares of restricted stock will vest on January 26, 2026.
(8)Consists of shares of restricted stock granted under the 2019 OIP that vested on January 27, 2025.
(9)Consists of restricted stock units granted under the 2019 OIP which will vest on October 1, 2025.
(10)Consists of restricted stock units granted under the 2019 OIP which were scheduled to vest in two equal installments on each of June 1, 2025, and June 1, 2026, but which were forfeited upon Mr. West’s retirement from the Company on January 31, 2025.
(11)All shares of restricted stock reported for Mr. West in the table above which were unvested at the time of his retirement from the Company on January 31, 2025 were forfeited. The stock options noted in the table above for Mr. West will continue to vest following his retirement, in accordance with the original vesting schedule and expire five years after his retirement date. With respect to the PUP performance units noted in the table above, Mr. West will be eligible for a pro-rated award based on actual performance and full months of service during the performance period. See "Potential Payments Upon Termination or Change in Control" for additional information on the treatment of Mr. West's outstanding equity awards in connection with his retirement from the Company.

2024 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2024 for the NEOs. All share and per share information in this table has been adjusted to reflect the Stock Split.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
	(#)	($)	(#)	($)
Marcus V. Brown	—	$—	60,535	$3,964,799

Haley R. Fisackerly	8,268	$247,392	7,631	$575,223

Kimberly A. Fontan	—	$—	24,003	$1,873,014

Laura R. Landreaux	—	$—	8,518	$652,494

Andrew S. Marsh	138,000	$3,243,158	105,900	$8,231,875

Phillip R. May, Jr.	—	$—	13,647	$1,050,900

Peter S. Norgeot, Jr.	68,990	$1,207,091	28,520	$2,202,601

Deanna D. Rodriguez	6,088	$117,714	6,714	$496,257

Eliecer Viamontes	8,664	$104,531	7,661	$584,936

Roderick K. West	—	$—	58,248	$4,183,770

(1)Represents the value of performance units which vested under the 2022–2024 PUP (payable solely in shares based on the closing stock price of Entergy Corporation on the date of vesting) under the PUP and the vesting of restricted stock and restricted stock units, if applicable, in 2024.

2024 Pension Benefits

The following table shows the present value as of December 31, 2024, of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each NEO, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  The amount of the SERP benefit provided in this table is the present value of the SERP benefit due at age 65 discounted using the interest rates that we used for financial reporting for the non-qualified pension liability at December 31, 2024, with the exception of Mr. Brown as discussed in the footnotes accompanying the table. Additional information regarding these retirement plans follows this table.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2024
Marcus V. Brown(1)(2)	System Executive Retirement Plan	29.74	$10,484,000	$—
	Entergy Retirement Plan	29.74	$1,446,000	$—

Haley R. Fisackerly(1)	System Executive Retirement Plan	29.08	$2,692,700	$—
	Entergy Retirement Plan	29.08	$1,187,200	$—

Kimberly A. Fontan	Pension Equalization Plan	28.56	$1,468,200	$—
	Entergy Retirement Plan	28.56	$793,300	$—

Laura R. Landreaux	Pension Equalization Plan	17.48	$511,100	$—
	Entergy Retirement Plan	17.48	$477,100	$—

Andrew S. Marsh	System Executive Retirement Plan	26.37	$8,236,900	$—
	Entergy Retirement Plan	26.37	$748,200	$—

Phillip R. May, Jr. (1)(3)	System Executive Retirement Plan	38.56	$3,092,000	$—
	Entergy Retirement Plan	38.56	$1,800,500	$—

Peter S. Norgeot, Jr.	Cash Balance Equalization Plan	10.37	$368,500	$—
	Cash Balance Plan	10.37	$219,200	$—

Deanna D. Rodriguez(1)	Pension Equalization Plan	30.19	$896,300	$—
	Entergy Retirement Plan	30.19	$1,321,700	$—

Eliecer Viamontes	Cash Balance Equalization Plan	4.95	$44,700	$—
	Cash Balance Plan	4.95	$64,400	$—

Roderick K. West(1)	System Executive Retirement Plan	25.75	$5,991,600	$—
	Entergy Retirement Plan	25.75	$871,200	$—

(1)As of December 31, 2024, Mr. Brown, Mr. Fisackerly, Mr. May, Ms. Rodriguez, and Mr. West were retirement eligible.
(2)In 2022, the Company entered into an agreement with Mr. Brown and amended the PEP and the SERP, pursuant to which agreement and amendments if certain contingencies are met, the benefit payable to Mr. Brown (or to his surviving spouse) under the SERP when he separates from employment with the Company is fixed and will be determined as if such separation from employment occurred as of November 30, 2022 (including the use of final average monthly compensation, service and actuarial assumptions applicable to separations as of such date). If Mr. Brown separates from service and the contingencies are not met, then Mr. Brown (or his surviving spouse) will receive the lesser of the previously described benefit amount under the SERP or the benefit that would have been payable to Mr. Brown under the SERP or the PEP, without regard to the above-described amendments to the SERP and PEP.
(3)Service under the SERP is granted from the date of hire. Service under the qualified Entergy Retirement Plan is granted from the later of the date of hire or the plan participation date. The SERP amounts reflected in the table for Mr. May is calculated based on 30 years of service pursuant to the terms of the SERP.

The tables below contain summaries of the pension benefit plans sponsored by Entergy that the NEOs participated in during 2024. Benefits for the NEOs who participate in these plans are determined using the same formulas as for other eligible employees.

Qualified Retirement Benefits

All of our NEOs, except Messrs. Norgeot and Viamontes participate in the Entergy Retirement Plan, a tax-qualified final average pay defined benefit pension plan sponsored by Entergy. Messrs. Norgeot and Viamontes participate in the Cash Balance Plan, which is a tax-qualified cash balance defined benefit pension plan Entergy sponsors for employees hired after June 30, 2014 and before January 1, 2021. Summaries of these plans are provided below. Benefits for the NEOs are determined using the same formulas as for other eligible employees:

	Entergy Retirement Plan		Cash Balance Plan(1)
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Andrew S. Marsh Laura R. Landreaux	Phillip R. May, Jr. Kimberly A. Fontan Deanna D. Rodriguez Roderick K. West	Peter S. Norgeot, Jr. Eliecer Viamontes
Eligibility	Non-bargaining employees hired before July 1, 2014		Non-bargaining employees hired on or after July 1, 2014 and before January 1, 2021.
Vesting	A participant becomes vested in the Entergy Retirement Plan upon attainment of at least 5 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.		A participant becomes vested in the Cash Balance Plan upon attainment of at least 3 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.
Form of Payment Upon Retirement	Benefits are payable as an annuity. For employees who separate from service on or after January 1, 2018, a single lump sum distribution may be elected by the participant if eligibility criteria are met.		Benefits are payable as an annuity or single lump sum distribution.

	Entergy Retirement Plan	Cash Balance Plan(1)
Retirement Benefit Formula
Benefits are calculated as a single life annuity payable at age 65 and generally are equal to 1.5% of a participant’s Final Average Monthly Earnings (“FAME”) multiplied by years of service (not to exceed 40).

Earnings for the purpose of calculating FAME generally includes the employee’s base salary and eligible annual incentive awards subject to limitations imposed by the Internal Revenue Code of 1986, as amended (“Code”), and excludes all other bonuses. Executive annual incentive awards are not eligible for inclusion in earnings under this plan.

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
(2)As of December 31, 2024, Messrs. Brown, Fisackerly, May, and West and Ms. Rodriguez were eligible for early retirement under the Entergy Retirement Plan.

Non-qualified Retirement Benefits

The NEOs are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income in addition to the benefit provided under the qualified retirement plans, including the PEP, the CBEP, and the SERP. Upon separation from the Company, those NEOs who participate in both the PEP and the SERP will be paid only the greater of the benefit under the PEP or the SERP. Each of the SERP, PEP, and CBEP is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees. In general, upon disability, participants in the PEP and the SERP remain eligible for continued service credits until the earliest of recovery, separation from service due to disability, or retirement eligibility. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit under these plans.

	Pension Equalization Plan	Cash Balance Equalization Plan	System Executive Retirement Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Laura R. Landreaux Andrew S. Marsh Philip R. May, Jr. Kimberly A. Fontan Deanna D. Rodriguez Roderick K. West	Peter S. Norgeot, Jr. Eliecer Viamontes	Marcus V. Brown Haley R. Fisackerly Andrew S. Marsh Philip R. May, Jr. Roderick K. West
Eligibility(1)	Management or highly compensated employees who participate in the Entergy Retirement Plan	Management or highly compensated employees who participate in the Cash Balance Plan	Certain individuals who became executive officers before July 1, 2014
Form of Payment Upon Retirement	Single lump sum distribution	Single lump sum distribution	Single lump sum distribution
Retirement Benefit Formula
Benefits generally are equal to the actuarial present value of the difference between (1) the amount that would have been payable as an annuity under the Entergy Retirement Plan, including executive annual incentive program awards as eligible earnings and without applying the limitations of the Code on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and (2) the amount actually payable as an annuity under the Entergy Retirement Plan.

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
Benefits generally are equal to the actuarial present value of a specified percentage, based on the participant’s years of service and management level of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant’s base salary and annual incentive plan award for the three highest years during the last 10 years preceding separation from service), after first being reduced by the value of the participant’s Entergy Retirement Plan benefit.

	Pension Equalization Plan	Cash Balance Equalization Plan	System Executive Retirement Plan
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
(1)The SERP was closed to new executive officers effective July 1, 2014. Effective July 1, 2014, no new grants of supplemental service may be provided to participants in the PEP. Participants in Entergy Corporation’s Cash Balance Plan are not eligible to participate in the PEP and instead may be eligible to participate in the CBEP.
(2)Benefits accrued under the SERP, PEP, and CBEP, if any, will become fully vested if a participant is involuntarily terminated without cause or terminates his or her employment for good reason in connection with a change in control with payment generally made in a lump-sum payment as soon as reasonably practicable following the first day of the month after the termination of employment, unless delayed six months under Code Section 409A.

2024 Non-Qualified Deferred Compensation

As of December 31, 2024, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by Mr. May, in certain T. Rowe Price investment funds that are also available to participants under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2024	Registrant Contributions in 2024	Aggregate Earnings in 2024(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2024
(a)	(b)	(c)	(d)	(e)	(f)
Phillip R. May, Jr.	$—	$—	$1,406	$—	$5,029

(1)Amounts in this column are not included in the Summary Compensation Table.

2024 Potential Payments Upon Termination or Change in Control

Entergy has plans and other arrangements that provide compensation to a NEO if his or her employment terminates under specified conditions, including following a change in control of Entergy.
Change in Control

Entergy does not have any plans or agreements that provide for payments or benefits to any of our NEOs solely upon a Change in Control (as defined below). Under the Continuity Plan, executive officers, including each of the continuing NEOs are eligible to receive the cash severance payment and welfare plan benefits described below if their employment is terminated by their Entergy System employer other than for Cause (as defined below) or if they terminate their employment for Good Reason during a period beginning with a potential change in control and ending 24 months following the effective date of a Change in Control (a “Qualifying Termination”). A participant will not be eligible for benefits under the Continuity Plan if such participant: accepts employment with Entergy or any of its subsidiaries; elects to receive the benefits of another severance or separation program; removes, copies, or fails to return any property belonging to Entergy Corporation or any of its subsidiaries or violates the non-compete provision of the Continuity Plan (which generally runs for two years but extends to three years if permissible under applicable law). The Continuity Plan does not include any provisions for the waiver of a breach of any of these restrictive covenants.

In addition, under the 2019 OIP or an applicable equity award agreement issued under the 2019 OIP, upon a Qualifying Termination, our executive officers, including the continuing NEOs, are eligible for the payments and benefits described in the table below under “Performance Units” and “Equity Awards.” Further, in the event of a Qualifying Termination, our executive officers, including the continuing NEOs, are eligible for the benefits described in the table below for “Retirement Benefits” under the terms of the SERP, PEP, and/or CBEP, as applicable.

In the event of a Qualifying Termination, the executive officers, including the continuing NEOs would receive lump sum severance payments and welfare benefits described below. In the event of a Qualifying Termination, all of the NEOs would receive the treatment described below for their retirement benefits and their outstanding performance units and equity awards:

Compensation Element	Payment and/or Benefit
Severance(1)
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

Performance Units	For outstanding performance units, participants would receive a number of shares of Entergy common stock equal to the greater of (1) the target number of performance units subject to the performance unit agreement or (2) the number of units that would vest under the performance unit agreement calculated based on Company performance through the participant’s termination date, in either case pro-rated based on the portion of the performance period that occurs through the termination date.
Equity Awards	All unvested stock options and restricted stock units will vest immediately, and restrictions will lift on restricted shares, upon a Qualifying Termination pursuant to the terms of Entergy’s equity plans.
Retirement Benefits	Benefits already accrued under the SERP, PEP, and CBEP, if any, will become fully vested.
Welfare Benefits	Participants who are not retirement-eligible would be eligible to receive Entergy-subsidized COBRA benefits for a period of 18 months.

(1)    Cash severance payments are capped at 2.99 times the sum of (a) an executive’s annual base salary in effect at any time within one year before commencement of the change in control period, or, if higher, immediately prior to a circumstance constituting Good Reason under the Continuity Plan in effect at any time within one year before commencement of the change in control period or, if higher, immediately prior to a circumstance constituting Good Reason under the Continuity Plan, plus (b) the higher of the executive’s actual annual incentive payment under the annual incentive program for the year immediately preceding the calendar year in which termination occurs or the average of the executive’s target annual incentive award for the two calendar years preceding the year in which termination occurs. Any cash severance payments to be paid under the Continuity Plan in excess of this cap will be forfeited by the participant.
To protect shareholders and Entergy Corporation’s business model, executives are required to comply with non-compete provisions (which generally run for two years but extend to three years if permissible under applicable law) and confidentiality provisions. If an executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates his or her non-compete provision, he or she will be required to repay any benefits previously received under the Continuity Plan.

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

Other Termination Events

For termination events, other than in connection with a Change in Control, the executive officers, including the continuing NEOs, generally will receive the benefits set forth below:

Termination Event	Compensation Element
	Severance	Annual Incentive	Stock Options	Restricted Stock(2)	Performance Units
Voluntary Resignation (Not Retirement)	None	Forfeited(1)	Unvested options are forfeited. Vested options expire on the earlier of (i) 90 days from the last day of active employment and (ii) the option’s normal expiration date.	Forfeited	Forfeited(3)
Termination for Cause	None	Forfeited	Forfeited	Forfeited	Forfeited
Retirement	None	Pro-rated based on number of days employed during the performance period	Unvested stock options continue to vest following retirement, in accordance with the original vesting schedule and expire the earlier of (i) five years from the retirement date and (ii) the option’s normal expiration date.	Forfeited	Officers with a minimum of 12 months of participation are eligible for a pro-rated award based on actual performance and full months of service during the performance period
Death/Disability	None	Pro-rated based on number of days employed during the performance period	Unvested stock options vest on the termination date and expire on the earlier of (i) five years from the termination date and (ii) the option’s normal expiration date	Fully Vest	Officers are eligible for pro-rated award based on actual performance and full months of service during the performance period

(1)If an officer resigns after the completion of an annual incentive program performance period, but before the payment date of the annual incentive payment, he or she may receive, at Entergy’s discretion, an annual incentive payment.
(2)This column refers solely to restricted stock awards. Certain officers are occasionally granted restricted stock units for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes. The treatment of restricted stock units depends on the terms of the individual restricted stock unit agreement, which terms can vary. The standard off-cycle restricted stock unit agreement approved by the Talent and Compensation Committee provides that the units are forfeited if employment is terminated for any reason before the vesting date, except in the case of a termination other than for cause or voluntary termination for Good Reason during a Change in Control period. However, individual restricted stock unit agreements may provide for accelerated vesting in certain events, such as death or disability. Messrs. Fisackerly and May each have outstanding restricted stock units, the treatment of which upon various events of termination is disclosed in connection with the table below. Mr. West had outstanding restricted stock units as of December 31, 2024, which were forfeited when he retired from the Company on January 31, 2025.
(3)If an officer resigns after the completion of a PUP performance period, he or she will receive a payout under the PUP based on actual performance during the performance period.

Aggregate Termination Payments

The tables below reflect the amount of compensation each of the NEOs would have received if his or her employment had been terminated as of December 31, 2024 under the various scenarios described above. For purposes of these tables, a stock price of $75.82 was used, which was the closing market price of Entergy Corporation stock on December 31, 2024, the last trading day of the year. All share and per share information in this table has been adjusted to reflect the Stock Split.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Marcus V. Brown(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$4,275,471
Performance Units(3)	$—	$—	$—	$1,117,890	$1,117,890	$1,117,890	$1,117,890
Stock Options(4)	$—	$—	$—	$—	$1,520,691	$1,520,691	$1,520,691
Restricted Stock	$—	$—	$—	$—	$923,622	$923,622	$923,622
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—

Haley R. Fisackerly(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,419,859
Performance Units(3)	$—	$—	$—	$394,188	$394,188	$394,188	$394,188
Stock Options(4)	$—	$—	$—	$—	$484,582	$484,582	$484,582
Restricted Stock	$—	$—	$—	$—	$296,952	$296,952	$296,952
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—
Unvested Restricted Stock Units(7)	$—	$—	$—	$—	$—	$—	$614,597

Kimberly A. Fontan(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$3,707,813
Performance Units(3)	$—	$—	$—	$—	$1,173,087	$1,173,087	$1,173,087
Stock Options	$—	$—	$—	$—	$1,547,517	$1,547,517	$1,547,517
Restricted Stock	$—	$—	$—	$—	$922,011	$922,011	$922,011
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$32,661

Laura R. Landreaux(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,336,047
Performance Units(3)	$—	$—	$—	$—	$381,450	$381,450	$381,450
Stock Options	$—	$—	$—	$—	$536,432	$536,432	$536,432
Restricted Stock	$—	$—	$—	$—	$320,240	$320,240	$320,240
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$32,661

Andrew S. Marsh(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$8,250,000
Performance Units(3)	$—	$—	$—	$—	$4,930,423	$4,930,423	$4,930,423
Stock Options	$—	$—	$—	$—	$6,291,216	$6,291,216	$6,291,216
Restricted Stock	$—	$—	$—	$—	$3,779,466	$3,779,466	$3,779,466
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$32,661

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Phillip R. May, Jr.(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,513,162
Performance Units(3)	$—	$—	$—	$422,469	$422,469	$422,469	$422,469
Stock Options(4)	$—	$—	$—	$—	$594,495	$594,495	$594,495
Restricted Stock	$—	$—	$—	$—	$361,010	$361,010	$361,010
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—
Unvested Restricted Stock Units(8)	$—	$—	$—	$—	$—	$—	$614,597

Peter S. Norgeot(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$3,516,240
Performance Units(3)	$—	$—	$—	$1,117,360	$1,117,360	$1,117,360	$1,117,360
Stock Options(4)	$—	$—	$—	$—	$1,436,055	$1,436,055	$1,436,055
Restricted Stock	$—	$—	$—	$—	$868,907	$868,907	$868,907
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$24,354

Deanna D. Rodriguez(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,127,771
Performance Units(3)	$—	$—	$—	$240,425	$240,425	$240,425	$240,425
Stock Options(4)	$—	$—	$—	$—	$310,852	$310,852	$310,852
Restricted Stock	$—	$—	$—	$—	$189,650	$189,650	$189,650
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—

Eliecer Viamontes(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,296,039
Performance Units(3)	$—	$—	$—	$—	$297,745	$297,745	$297,745
Stock Options	$—	$—	$—	$—	$381,659	$381,659	$381,659
Restricted Stock	$—	$—	$—	$—	$232,429	$232,429	$232,429
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$32,661

Roderick K. West(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$4,513,068
Performance Units(3)	$—	$—	$—	$1,339,588	$1,339,588	$1,339,588	$1,339,588
Stock Options(4)	$—	$—	$—	$—	$1,804,603	$1,804,603	$1,804,603
Restricted Stock	$—	$—	$—	$—	$1,106,680	$1,106,680	$1,106,680
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	—
Unvested Restricted Stock Units(9)	$—	$—	$—	$—	$—	$—	$1,820,893

(1)As of December 31, 2024, Mr. Brown, Mr. Fisackerly, Mr. May, Mr. Norgeot, Mr. West, and Ms. Rodriguez were retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, each (except for Mr. Norgeot) also would be entitled to receive their vested pension benefits under the Entergy Retirement Plan and their benefit under the PEP or the SERP, to the extent applicable, the latter of which requires the prior written consent of the officer’s Entergy employer to separate prior to age 65. As previously discussed, Ms. Rodriguez does not participate in the SERP. Mr. Norgeot would also be entitled to receive his vested pension benefit under the Cash Balance Plan and the CBEP. For a description of these benefits, see “2024 Pension Benefits.” Mr. West retired from the Company on January 31, 2025.

(2)See “2024 Pension Benefits” for a description of the pension benefits Ms. Fontan, Ms. Landreaux, Mr. Marsh, and Mr. Viamontes may receive upon the occurrence of certain termination events since they are not yet retirement eligible.
(3)For purposes of the table, in the event of a qualifying termination related to a change in control, each NEO would receive a number of performance units for the 2023–2025 PUP performance period and a number of performance units for the 2024–2026 PUP performance period, calculated as follows:

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

For purposes of the table, the values of the performance unit awards for the open PUP performance periods for each NEO were calculated as follows, based on the assumption that the target number of performance units was the greater number:

Mr. Brown’s:
2023–2025 PUP Performance Period: 9,794 (24/36x14,690) performance units at target, assuming a stock price of $75.82 = $742,581
2024–2026 PUP Performance Period: 4,950 (12/36x14,848) performance units at target, assuming a stock price of $75.82 = $375,309
Total: $1,117,890

Mr. Fisackerly’s:
2023 – 2025 PUP Performance Period: 3,622 (24/36x5,432) performance units at target, assuming a stock price of $75.82 = $274,620
2024 – 2026 PUP Performance Period: 1,577 (12/36x4,730) performance units at target, assuming a stock price of $75.82 = $119,568
Total: $394,188

Ms. Fontan’s:
2023–2025 PUP Performance Period: 9,303 (24/36x13,954) performance units at target, assuming a stock price of $75.82 = $705,353
2024–2026 PUP Performance Period: 6,169 (12/36x18,506) performance units at target, assuming a stock price of $75.82 = $467,734
Total: $1,173,087

Ms. Landreaux’s:
2023 – 2025 PUP Performance Period: 3,011 (24/36x4,516) performance units at target, assuming a stock price of $75.82 = $228,294
2024 – 2026 PUP Performance Period: 2,020 (12/36x6,060) performance units at target, assuming a stock price of $75.82 = $153,156
Total: $381,450

Mr. Marsh’s:
2023–2025 PUP Performance Period: 41,194 (24/36x61,790) performance units at target, assuming a stock price of $75.82 = 3,123,329
2024–2026 PUP Performance Period: 23,834 (12/36x71,502) performance units at target, assuming a stock price of $75.82 = $1,807,094
Total: $4,930,423

Mr. May’s:
2023 – 2025 PUP Performance Period: 3,668 (24/36x5,502) performance units at target, assuming a stock price of $75.82 = $278,108
2024 – 2026 PUP Performance Period: 1,904 (12/36x5,710) performance units at target, assuming a stock price of $75.82 = $144,361
Total: $422,469

Mr. Norgeot’s:
2023–2025 PUP Performance Period: 9,668 (24/36x14,502) performance units at target, assuming a stock price of $75.82 = $733,028
2024–2026 PUP Performance Period: 5,069 (12/36x15,206) performance units at target, assuming a stock price of $75.82 = $384,332
Total: $1,117,360

Ms. Rodriguez’s:
2023 – 2025 PUP Performance Period: 2,160 (24/36x3,240) performance units at target, assuming a stock price of $75.82 = $163,771
2024 – 2026 PUP Performance Period: 1,011 (12/36x3,032) performance units at target, assuming a stock price of $75.82 = $76,654
Total: $240,425

Mr. Viamontes’:
2023 – 2025 PUP Performance Period: 2,659 (24/36x3,988) performance units at target, assuming a stock price of $75.82 = $201,605
2024 – 2026 PUP Performance Period: 1,268 (12/36x3,804) performance units at target, assuming a stock price of $75.82 = $96,140
Total: $297,745

Mr. West’s:
2023–2025 PUP Performance Period: 12,352 (24/36x18,528) performance units at target, assuming a stock price of $75.82 = $936,529
2024–2026 PUP Performance Period: 5,316 (12/36x15,946) performance units at target, assuming a stock price of $75.82 = $403,059
Total: $1,339,588

In the event of retirement, in the case of Mr. Brown, Mr. Fisackerly, Mr. May, Mr. Norgeot, Mr. West, or Ms. Rodriguez each would receive a prorated portion of the applicable achievement level of PUP performance units for each open PUP performance period, based on his or her full months of participation in such PUP performance period, provided he or she has completed a minimum of 12 months of full-time employment in the applicable PUP performance period. For purposes of calculating for the above table the number of performance units Mr. Brown, Mr. Fisackerly, Mr. May, Mr. West, and Ms. Rodriguez would receive in the event of retirement, it is assumed the achievement levels for the 2023–2025 PUP Performance Period and the 2024–2026 PUP performance period are at target. The resulting number of performance units and values are the same as calculated above for a qualifying termination related to a change in control. In connection with his retirement on January 31, 2025, Mr. West will be eligible for a pro-rated award under the 2023–2025 PUP and 2024–2026 PUP based on actual performance and his full months of service during the respective performance period.

In the event of death or disability of any NEO, the NEO or his or her estate would receive a prorated portion of the applicable achievement level of PUP performance units for each open PUP performance period, based on his or her full months of participation in such PUP performance period, with no required minimum amount of full-time employment in the applicable PUP performance period.

(4)As discussed previously, upon retirement, unvested stock options would continue to vest for each of Mr. Brown, Mr. Fisackerly, Mr. May, Mr. Norgeot, Mr. West, and Ms. Rodriguez in accordance with the original vesting schedule and expire the earlier of (i) five years from the retirement date and (ii) the option’s normal expiration date. See “2024 Outstanding Equity Awards at Fiscal Year-End” for information regarding each of these NEOs’ unvested stock options as of December 31, 2024. Assuming a stock price as of December 31, 2024 on the vesting dates of each these NEOs’ unvested stock options, the in-the-money value of their stock options in the event of retirement (including stock options that remain unvested) would be the same as is set forth in the table above within the Death, Disability and Termination Related to a Change in Control columns.
(5)Upon retirement, Mr. Brown, Mr. Fisackerly, Mr. May, Mr. West, and Ms. Rodriguez would be eligible for retiree medical and dental benefits, the same as all other retirees who are eligible for post-retirement benefits.
(6)Pursuant to the Executive Continuity Plan, in the event of a termination related to a Change in Control Ms. Fontan, Ms. Landreaux, Mr. Marsh, Mr. Norgeot and Mr. Viamontes would be eligible to receive Entergy-subsidized COBRA benefits for 18 months.
(7)Mr. Fisackerly’s 8,106 restricted stock units are scheduled to vest 100% on October 1, 2025. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. Fisackerly’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Fisackerly is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. Fisackerly’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Fisackerly must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.
(8)Mr. May’s 8,106 restricted stock units are scheduled to vest 100% on October 1, 2025. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. May’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. May is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. May’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. May must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.
(9)Mr. West’s 24,016 unvested restricted stock units were scheduled to vest in two equal installments on each of June 1, 2025, and June 1, 2026; however, they were forfeited as a result of his retirement from the Company on January 31, 2025 in accordance with the terms of the applicable grant agreement. In the event of a Change in Control, the unvested restricted stock units would have fully vested upon Mr. West’s Qualifying Termination during the change in control period. Pursuant to his restricted stock unit agreement, Mr. West is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. West’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. West must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Act, the following disclosure is being provided about the relationship of the annual total compensation of the employees of each of the Utility operating companies to the annual total compensation of their respective Presidents and Chief Executive Officers. The pay ratio estimate for each of the Utility operating companies has been calculated in a manner consistent with Item 402(u) of Regulation S-K.

Identification of Median Employee

For each of the Utility operating companies, October 18, 2024 was selected as the date on which to determine the median employee. This date is different from the date used in the prior year; however, the methodology used to determine the date is consistent with that used in the prior year. Both dates correspond to the first day of the three month period prior to fiscal year-end for which information can be obtained about employees and all subsidiaries have the same number of pay cycles. To identify the median employee from each of the Utility operating companies’ employee population base, all compensation included in Box 5 of Form W-2 was considered with all before-tax deductions added back to this compensation (“Box 5 Compensation”). For purposes of determining the median employee of each Utility operating company, Box 5 Compensation was selected as it is believed to be representative of the compensation received by the employees of each respective Utility operating company and is readily available. The calculation of annual total compensation of the median employee for each Utility operating company is the same calculation used to determine total compensation for purposes of the 2024 Summary Compensation Table with respect to each of the NEOs.

Entergy Arkansas Ratio

For 2024,
•The median of the annual total compensation of all of Entergy Arkansas’s employees, other than Ms. Landreaux, was $141,875.
•Ms. Landreaux’s annual total compensation, as reported in the Total column of the 2024 Summary Compensation Table, was $1,479,975.
•Based on this information, the ratio of the annual total compensation of Mrs. Landreaux to the median of the annual total compensation of all employees is estimated to be 10:1.

Entergy Louisiana Ratio

For 2024,
•The median of the annual total compensation of all of Entergy Louisiana’s employees, other than Mr. May, was $159,265.
•Mr. May’s annual total compensation, as reported in the Total column of the 2024 Summary Compensation Table, was $1,676,245.
•Based on this information, the ratio of the annual total compensation of Mr. May to the median of the annual total compensation of all employees is estimated to be 11:1.

Entergy Mississippi Ratio

For 2024,
•The median of the annual total compensation of all of Entergy Mississippi’s employees, other than Mr. Fisackerly, was $146,332.
•Mr. Fisackerly’s annual total compensation, as reported in the Total column of the 2024 Summary Compensation Table, was $1,698,882.
•Based on this information, the ratio of the annual total compensation of Mr. Fisackerly to the median of the annual total compensation of all employees is estimated to be 12:1.

Entergy New Orleans Ratio

For 2024,
•The median of the annual total compensation of all of Entergy New Orleans’s employees, other than Ms. Rodriguez, was $129,518.
•Ms. Rodriguez’s annual total compensation, as reported in the Total column of the 2024 Summary Compensation Table, was $1,163,884.
•Based on this information, the ratio of the annual total compensation of Ms. Rodriguez to the median of the annual total compensation of all employees is estimated to be 9:1.

Entergy Texas Ratio

For 2024,
•The median of the annual total compensation of all of Entergy Texas’s employees, other than Mr. Viamontes, was $162,544.
•Mr. Viamontes’ annual total compensation, as reported in the Total column of the 2024 Summary Compensation Table, was $1,156,622.
•Based on this information, the ratio of the annual total compensation of Mr. Viamontes to the median of the annual total compensation of all employees is estimated to be 7:1.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards
The Talent and Compensation Committee and senior management monitor the Company’s equity grant practices to evaluate whether such policies comply with governing regulations and are consistent with good corporate practices. When making regular annual equity grants, including stock options, the Talent and Compensation Committee’s practice is to approve them at its meeting in late January or in the first week of February of each year, which is near the beginning of the Company’s fiscal year, as part of the annual compensation review. In addition, the Talent and Compensation Committee may make grants at other times during the year for new hires or for other reasons, including, for example, job promotions or for retention purposes. Because the Talent and Compensation Committee’s regular meeting schedule is generally determined in the prior fiscal year and, as noted above, the Company generally makes annual equity awards to our NEOs at approximately the same time each year, the proximity of any awards to other significant corporate events is coincidental. The Company does not time its equity awards to take advantage of the release of earnings or other major announcements by the Company or market conditions.
During 2024, no stock option grants were made to any of our NEOs during any period beginning four business days before the filing or furnishing of a periodic report or current report and ending one business day after the filing or furnishing of any such report with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of Entergy Texas and indirectly 100% of the outstanding common membership interests of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The information with respect to (i) the beneficial ownership of Entergy Corporation’s directors and NEOs is included under the heading “Entergy Share Ownership - Directors and Executive Officers;” and (ii) persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Entergy Share Ownership - Beneficial Owners of More Than Five Percent of Entergy Common Stock” in the 2025 Entergy Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of common stock of Entergy Corporation and stock-based units as of January 31, 2025 for the directors and NEOs of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of common stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Arkansas
Marcus V. Brown**	51,412	135,694	—
Kimberly A. Fontan***	44,785	82,644	—
Laura R. Landreaux***	22,675	44,670	—
Andrew S. Marsh**	348,704	592,032	—
Peter S. Norgeot, Jr. ***	82,320	82,746	—
All directors and executive officers as a group (7 persons)	584,827	972,416	—

Entergy Louisiana
Marcus V. Brown**	51,412	135,694	—
Kimberly A. Fontan***	44,785	82,644	—
Andrew S. Marsh**	348,704	592,032	—
Phillip R. May, Jr.***	54,853	64,156	31
Peter S. Norgeot, Jr. ***	82,320	82,746	—
All directors and executive officers as a group (7 persons)	617,005	991,902	31

Entergy Mississippi
Marcus V. Brown**	51,412	135,694	—
Haley R. Fisackerly***	16,375	35,144	—
Kimberly A. Fontan***	44,785	82,644	—
Andrew S. Marsh**	348,704	592,032	—
Peter S. Norgeot, Jr. ***	82,320	82,746	—
All directors and executive officers as a group (6 persons)	552,120	941,730	—

Entergy New Orleans
Marcus V. Brown**	51,412	135,694	—
Kimberly A. Fontan***	44,785	82,644	—
Andrew S. Marsh**	348,704	592,032	—
Peter S. Norgeot, Jr. ***	82,320	82,746	—
Deanna D. Rodriguez***	14,406	6,360	—
All directors and executive officers as a group (6 persons)	550,151	912,946	—

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Texas
Marcus V. Brown**	51,412	135,694	—
Kimberly A. Fontan***	44,785	82,644	—
Andrew S. Marsh**	348,704	592,032	—
Peter S. Norgeot, Jr. ***	82,320	82,746	—
Eliecer Viamontes***	18,686	14,642	—
All directors and executive officers as a group (6 persons)	554,431	921,228	—

*	Director of the respective company
**	NEO of the respective company
***	Director and NEO of the respective company

(1)The number of shares of Entergy Corporation common stock owned by each individual and by all non-employee directors and executive officers as a group does not exceed one percent of the outstanding shares of Entergy Corporation common stock. This column also includes shares of Entergy Corporation common stock held in the Entergy Savings Plan (401(k)) by Messrs. Brown, Fisackerly, Marsh, May, and Viamontes and Mses. Fontan and Rodriguez. For Mr. Viamontes, this column includes shares of Entergy Corporation common stock held by him indirectly through his spouse.
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

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by the shareholders. There are no shares authorized for issuance under equity compensation plans not approved by the shareholders. On December 12, 2024, Entergy effected a two-for-one forward stock split of Entergy Corporation common stock and a proportionate increase in the number of authorized shares of its common stock (“Stock Split”). Shares began trading on a Stock Split-adjusted basis at market open on December 13, 2024. The amounts reported in the table below have been retroactively adjusted to reflect the Stock Split.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,226,456	$53.38	13,966,025
Equity compensation plans not approved by security holders	—	—	—
Total	3,226,456	$53.38	13,966,025

(1)Includes the 2011 Equity Ownership Plan, the 2015 EOP, and the 2019 OIP (collectively, the “Plans”).  The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011 and only applies to awards granted between May 6, 2011 and May 7, 2015.  The 2015 EOP was approved by Entergy Corporation shareholders on May 8, 2015 and only applies to awards granted between May 8, 2015 and May 3, 2019. The Entergy Corporation shareholders approved the 2019 OIP on May 3, 2019 and approved the issuance of 14,600,000 shares of Entergy Corporation common stock from the 2019 OIP for equity-based incentive awards. On May 5, 2023, the Entergy Corporation shareholders approved Amendment No. 1 to the 2019 OIP, which increased the aggregate number of shares available for equity-based incentive awards under the 2019 OIP by 9,800,000 shares of Entergy Corporation common stock, and extended the term of the 2019 OIP by approximately four years to January 27, 2033. The Plans are administered by the Talent and Compensation Committee of the Entergy Corporation Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy employer or an affiliate of Entergy Corporation.  The Plans provide for the issuance of stock options, restricted stock, equity awards (units whose value is related to the value of shares of the common stock but do not represent actual shares of common stock), performance awards (performance shares or units valued by reference to shares of common stock or performance units valued by reference to financial measures or property other than common stock), restricted stock unit awards, and other stock-based awards.
(2)The weighted-average exercise price reported in this column does not include outstanding performance awards.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The additional information required by this item will be set forth under Director Independence and Review and Approval of Related Party Transactions in the 2025 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 2, 2025, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2024 and 2023 by Deloitte & Touche LLP (PCAOB ID No. 34) were as follows:

	2024	2023
Entergy Corporation (consolidated)
Audit Fees (a)	$10,675,300	$9,850,000
Audit-Related Fees (b)	1,475,000	2,235,668
Total Audit and Audit-Related Fees	12,150,300	12,085,668
Tax Fees	—	—
All Other Fees (c)	151,895	1,895
Total Fees (d)	$12,302,195	$12,087,563
Entergy Arkansas
Audit Fees (a)	$1,251,629	$1,221,014
Audit-Related Fees (b)	—	—
Total Audit and Audit-Related Fees	1,251,629	1,221,014
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,251,629	$1,221,014
Entergy Louisiana
Audit Fees (a)	$2,487,155	$2,172,029
Audit-Related Fees (b)	625,000	1,209,547
Total Audit and Audit-Related Fees	3,112,155	3,381,576
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$3,112,155	$3,381,576
Entergy Mississippi
Audit Fees (a)	$1,251,629	$1,246,014
Audit-Related Fees (b)	150,000	—
Total Audit and Audit-Related Fees	1,401,629	1,246,014
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,401,629	$1,246,014
Entergy New Orleans
Audit Fees (a)	$1,042,729	$1,121,014
Audit-Related Fees (b)	210,000	576,121
Total Audit and Audit-Related Fees	1,252,729	1,697,135
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,252,729	$1,697,135

	2024	2023
Entergy Texas
Audit Fees (a)	$1,341,629	$1,296,014
Audit-Related Fees (b)	—	—
Total Audit and Audit-Related Fees	1,341,629	1,296,014
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,341,629	$1,296,014
System Energy
Audit Fees (a)	$1,176,629	$1,136,014
Audit-Related Fees (b)	—	—
Total Audit and Audit-Related Fees	1,176,629	1,136,014
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,176,629	$1,136,014

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
(b)Audit-Related Fees includes fees for employee benefit plan audits, accounting due diligence services related to the gas business in 2023, agreed upon procedures for storm securitizations in 2023, and other attestation services.
(c)Includes the fees for the SEC climate-related disclosure rules readiness assessment and a training provided in 2024, as well as the license fee for the accounting research tool in 2024 and 2023.
(d)100% of fees in 2024 and 2023 were pre-approved by the Entergy Corporation Audit Committee in accordance with the policy described below.

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
a.Aggregate non-audit service fees are targeted at fifty percent or less of the approved audit service fee.
b.All other services should only be provided by the independent auditor if it is a highly qualified provider of that service or if the Audit Committee pre-approves the independent audit firm to provide the service.
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

Reports of Independent Registered Public Accounting Firm (see page 554)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.	Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page 529 and are incorporated by reference herein).  Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Arkansas

(a) 1 --	Plan of Merger of Entergy Arkansas, Inc. and Entergy Arkansas Power, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-10764).

Entergy Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

Entergy Mississippi

(c) 1 --	Plan of Merger of Entergy Mississippi, Inc. and Entergy Mississippi Power and Light, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(d) 1 --	Plan of Merger of Entergy New Orleans, Inc. and Entergy New Orleans Power, LLC (2.1 to Form 8-K12B filed December 1, 2017 in 1-35747).

(3) Articles of Incorporation and Bylaws

Entergy Corporation

*(a) 1--	Restated Certificate of Incorporation of Entergy Corporation, dated January 16, 2025.

(a) 2--	Amended and Restated Bylaws of Entergy Corporation, effective as of December 6, 2024 (3.1 to Form 8-K filed December 6, 2024 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy effective April 28, 1989 (3(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	By-Laws of System Energy effective July 6, 1998 (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Amended and Restated Certificate of Formation of Entergy Arkansas effective December 1, 2018 (3.3 to Form 8-K12B filed December 3, 2018 in 1-10764).

(c) 2 --	Amended and Restated Company Agreement of Entergy Arkansas effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-10764).

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

(a) 3 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Debt Securities) of Entergy Corporation, dated as of September 1, 2010, establishing the terms of Entergy Corporation’s 2.95% Senior Notes due September 1, 2026 (4.02 to Form 8-K filed August 19, 2016 in 1-11299).

(a) 4 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Debt Securities) of Entergy Corporation, dated as of September 1, 2010, establishing the terms of Entergy Corporation’s 4.50% Senior Note due December 16, 2028 (4(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

(a) 5 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Debt Securities) of Entergy Corporation, dated as of September 1, 2010, establishing the terms of Entergy Corporation’s 2.80% Senior Notes due June 15, 2030 (4.02(a) to Form 8-K filed May 19, 2020 in 1-11299).

(a) 6 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Debt Securities) of Entergy Corporation, dated as of September 1, 2010, establishing the terms of Entergy Corporation’s 3.75% Senior Notes due June 15, 2050 (4.02(b) to Form 8-K filed May 19, 2020 in 1-11299).

(a) 7 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Debt Securities) of Entergy Corporation, dated as of September 1, 2010, establishing the terms of Entergy Corporation’s 0.90% Senior Notes due September 15, 2025 (4.02 to Form 8-K filed August 26, 2020 in 1-11299).

(a) 8 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Debt Securities) of Entergy Corporation, dated as of September 1, 2010, establishing the terms of Entergy Corporation’s 1.90% Senior Notes due June 15, 2028 (4.02(a) to Form 8-K filed March 5, 2021 in 1-11299).

(a) 9 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Debt Securities) of Entergy Corporation, dated as of September 1, 2010, establishing the terms of Entergy Corporation’s 2.40% Senior Notes due June 15, 2031 (4.02(b) to Form 8-K filed March 5, 2021 in 1-11299).

(a) 10 --	Indenture (For Unsecured Subordinated Debt Securities), dated as of May 1, 2024, between Entergy Corporation and The Bank of New York Mellon (4(a) to Form 8-K filed May 23, 2024 in 1-11299).

(a) 11 --
Officer’s Certificate for Entergy Corporation supplement to Indenture (For Unsecured Subordinated Debt Securities) of Entergy Corporation, dated as of May 1, 2024, establishing the terms of Entergy Corporation’s Junior Subordinated Debentures due December 1, 2054 dated as of May 20, 2024 (4(b) to Form 8-K filed May 23, 2024 in 1-11299).

(a) 12 --
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

*(a) 13 --	Description of Entergy Corporation’s securities registered under Section 12 of the Securities Exchange Act of 1934.

System Energy

(b) 1 --	Mortgage and Deed of Trust, dated as of June 15, 1977, as amended and restated by the following Supplemental Indenture: (4.42 to Form 8-K filed September 25, 2012 in 1-9067 (Twenty-fourth)).

(b) 2 --
Officer’s Certificate No. 1-B-1 for System Energy supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing the terms of System Energy’s First Mortgage Bonds, 2.14% Series due December 9, 2025 (4.58 to Form 8-K filed December 9, 2020 in 1-09067).

(b) 3 --
Officer’s Certificate No. 2-B-2 for System Energy supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing the terms of System Energy’s First Mortgage Bonds, MBFC Series due 2044 (4(a) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 4 --
Officer’s Certificate No. 4-B-4 for System Energy supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing the terms of System Energy’s First Mortgage Bonds, 6.00% Series due April 15, 2028 (4.75 to Form 8-K filed March 14, 2023 in 1-09067).

(b) 5 --
Officer’s Certificate No. 5-B-5 for System Energy supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing the terms of System Energy’s First Mortgage Bonds, 5.30% Series due December 15, 2034 (4.75 to Form 8-K filed December 6, 2024 in 1-09067).

(b) 6 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (4(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

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

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 4(a)-7 in 2-10261 (Seventh); 2(b)-10 in 2-15767 (Tenth); 2(c) in 2-28869 (Sixteenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirtieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-first); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-ninth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Forty-first); 4(d)(2) in 33-54298 (Forty-sixth); C-2 to Form U5S for the year ended December 31,1995 (Fifty-third); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K filed October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K filed December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K filed January 9, 2013 in 1-10764 (Seventy-second); 4.05 to Form 8-K filed December 9, 2014 in 1-10764 (Seventy-seventh); 4.05 to Form 8-K filed January 8, 2016 in 1-10764 (Seventy-eighth); 4.05 to Form 8-K filed August 16, 2016 in 1-10764 (Seventy-ninth); 4(a) to Form 10-Q for the quarter ended September 30, 2018 (Eightieth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-10764 (Eighty-first); 4.39 to Form 8-K filed March 19, 2019 in 1-10764 (Eighty-second); 4.49 to Form 8-K filed September 11, 2020 in 1-10764 (Eighty-third); 4.49 to Form 8-K filed March 30, 2021 in 1-10764 (Eighty-fourth); 4.66 to Form 8-K filed January 6, 2023 in 1-1-764 (Eighty-fifth); 4.66 to Form 8-K filed August 17, 2023 in 1-10764 (Eighty-sixth); and 4.66 to Form 8-K filed May 10, 2024 in 1-10764 (Eighty-seventh)).

(c) 2 --
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

Entergy Louisiana

(d) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Sixth); 2(c) in 2-34659 (Twelfth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-first); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-fifth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-ninth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Forty-second); A-2(a) to Rule 24 Certificate filed April 4, 1996 in 70-8487 (Fifty-first); B-4(i) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4.08 to Form 8-K filed September 24, 2010 in 1-32718 (Sixty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K filed June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K filed July 1, 2014 in 1-32718 (Eightieth); 4.08 to Form 8-K filed November 21, 2014 (Eighty-first); 4.1 to Form 8-K12B filed October 1, 2015 (Eighty-second); 4.33 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.33 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.43 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.43 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.43 to Form 8‑K filed March 23, 2018 in 1-32718 (Eighty-ninth); 4.43 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth); 4.43 to Form 8-K filed March 12, 2019 in 1-32718 (Ninety-first); 4.53 to Form 8-K filed March 6, 2020 in 1-32718 (Ninety-second); 4.53(b) to Form 8-K filed November 13, 2020 in 1-32718 (Ninety-third); 4.53 to Form 8-K filed March 10, 2021 in 1-32718 (Ninety-fifth); 4.70 to Form 8-K filed August 24, 2022 in 1-32718 (Ninety-seventh); 4.70 to Form 8-K filed March 8, 2024 in 1-32718 (Ninety-eighth); 4.70 to Form 8-K filed August 9, 2024 in 1-32718 (Ninety-ninth); and 4.70 to Form 8-K filed January 7, 2025 in 1-32718 (One-hundredth)).

(d) 2 --
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

(d) 7 --
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

(d) 10 --
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

(d) 11 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 12 --
Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, as amended by the following Supplemental Indentures: (4.38 in Registration No. 333-190911-07 (Mortgage); 4.40 to Form 8-K filed March 24, 2016 in 1-32718 (Second); 4(h) to Form 10-Q for the quarter ended March 31, 2016 in 1-32718 (Fourth); 4.40 to Form 8-K filed May 19, 2016 in 1-32718 (Fifth); 4.40 to Form 8-K filed August 17, 2016 in 1-32718 (Sixth); 4.41 to Form 8-K filed October 4, 2016 in 1-32718 (Seventh); 4.41 to Form 8-K filed May 23, 2017 in 1-32718 (Eighth); 4.41 to Form 8-K filed March 23, 2018 in 1-32718 (Ninth); 4.41 to Form 8-K filed August 14, 2018 in 1-32718 (Tenth); 4.41 to Form 8-K filed March 12, 2019 in 1-32718 (Eleventh); 4.51 to Form 8-K filed March 6, 2020 in 1-32718 (Twelfth); 4.51(b) to Form 8-K filed November 13, 2020 in 1-32718 (Thirteenth); 4.51 to Form 8-K filed March 10, 2021 in 1-32718 (Fifteenth); 4(b) to Form 8-K filed April 1, 2021 in 1-32718 (Sixteenth); 4.68 to Form 8-K filed August 24, 2022 in 1-32718 (Eighteenth); 4.68 to Form 8-K filed March 8, 2024 in 1-32718 (Nineteenth); 4.68 to Form 8-K filed August 9, 2024 in 1-32718 (Twentieth); and 4.68 to Form 8-K filed January 7, 2025 in 1-32718 (Twenty-first)).

(d) 13 --
Officer’s Certificate No. 2-B-2, dated March 17, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 3.25% Series due April 1, 2028 (4.39 to Form 8-K filed March 24, 2016 in 1-32718).

(d) 14 --
Officer’s Certificate No. 4-B-4, dated May 16, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 3.05% Series due June 1, 2031 (4.39 to Form 8-K filed May 19, 2016 in 1-32718).

(d) 15 --
Officer’s Certificate No. 6-B-5, dated August 10, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 4.875% Series due September 1, 2066 (4.39 to Form 8-K filed August 17, 2016 in 1-32718).

(d) 16 --
Officer’s Certificate No. 7-B-6, dated September 28, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 2.40% Series due October 1, 2026 (4.40 to Form 8-K filed October 4, 2016 in 1-32718).

(d) 17 --
Officer’s Certificate No. 8-B-7, dated May 17, 2017, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 3.12% Series due September 1, 2027 (4.40 to Form 8-K filed May 23, 2017 in 1-32718).

(d) 18 --
Officer’s Certificate No. 10-B-8, dated March 20, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 4.00% Series due March 15, 2033 (4.40 to Form 8-K filed March 23, 2018 in 1-32718).

(d) 19 --
Officer’s Certificate No. 12-B-9, dated August 8, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 4.20% Series due March 15, 2033 (4.40 to Form 8-K filed August 14, 2018 in 1-32718).

(d) 20 --
Officer’s Certificate No. 14-B-10, dated March 6, 2019, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 , establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 4.20% Series due April 1, 2050 (4.40 to Form 8-K filed March 12, 2019 in 1-32718).

(d) 21 --
Officer’s Certificate No. 16-B-11, dated March 3, 2020, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 2.90% Series due March 15, 2051 (4.50 to Form 8-K filed March 6, 2020 in 1-32718).

(d) 22 --
Officer’s Certificate No. 19-B-13, dated November 9, 2020, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 1.60% Series due December 15, 2030 (4.50(b) to Form 8-K filed November 13, 2020 in 1-32718).

(d) 23 --
Officer’s Certificate No. 21-B-15, dated March 4, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 2.35% Series due June 15, 2032 (4.50(a) to Form 8-K filed March 10, 2021 in 1-32718).

(d) 24 --
Officer’s Certificate No. 21-B-16, dated March 4, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 3.10% Series due June 15, 2041 (4.50(b) to Form 8-K filed March 10, 2021 in 1-32718).

(d) 25 --
Officer’s Certificate No. 22-B-17, dated March 23, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of LCDA 2021A Series Collateral Trust Mortgage Bonds due 2030 and LCDA 2021B Series Collateral Trust Mortgage Bonds due 2036 (4(a) to Form 8-K filed April 1, 2021 in 1-32718).

(d) 26 --
Officer’s Certificate No. 25-B-19, dated August 18, 2022, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 4.75% Series due September 15, 2052 (4.67 to Form 8-K filed August 24, 2022 in 1-32718).

(d) 27 --
Officer’s Certificate No. 28-B-20, dated March 4, 2024, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 5.35% Series due March 15, 2034 (4.67(a) to Form 8-K filed March 8, 2024 in 1-32718).

(d) 28 --
Officer’s Certificate No. 28-B-21, dated March 4, 2024, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 5.35% Series due March 15, 2054 (4.67(b) to Form 8-K filed March 8, 2024 in 1-32718).

(d) 29 --
Officer’s Certificate No. 30-B-22, dated August 6, 2024, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 5.15% Series due September 15, 2034 (4.67 to Form 8-K filed August 9, 2024 in 1-32718).

*(d) 30 --
Officer’s Certificate No. 32-B-23, dated as of January 2, 2025, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 5.80% Series due March 15, 2055.

*(d) 31 --	Description of Entergy Louisiana’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Mississippi

(e) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by the following Supplemental Indentures: (4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Mortgage); 4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Sixth); A-2(c) to Rule 24 Certificate filed May 14, 1999 in 70-8719 (Thirteenth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4.38 to Form 8-K filed December 11, 2012 in 1-31508 (Thirtieth); 4.05 to Form 8-K filed March 21, 2014 in 1-31508 (Thirty-first); 4.05 to Form 8-K filed May 13, 2016 in 1-31508 (Thirty-second); 4.16 to Form 8-K filed September 15, 2016 in 1-31508 (Thirty-third); 4.16 to Form 8-K filed November 14, 2017 in 1-31508 (Thirty-fourth); 4.1 to Form 8-K filed November 21, 2018 in 1-31508 (Thirty-fifth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-31508 (Thirty-sixth); 4(a) to Form 8-K filed December 12, 2018 in 1-31508 (Thirty-seventh); 4.46 to Form 8-K filed June 5, 2019 in 1-31508 (Thirty-eighth); 4.56 to Form 8-K filed May 22, 2020 in 1-31508 (Thirty-ninth); 4.56 to Form 8-K filed November 16, 2021 in 1-31508 (Fortieth); 4.73 to Form 8-K filed May 12, 2023 in 1-31508 (Forty-first); and 4.73 to Form 8-K filed May 16, 2024 in 1-31508 (Forty-second)).

(e) 2 --
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

*(e) 3 --	Description of Entergy Mississippi’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy New Orleans

(f) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by the following Supplemental Indentures: (4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Mortgage); 4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Third); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4.02 to Form 8-K filed November 23, 2010 in 0-5807 (Fifteenth); 4.02 to Form 8-K filed November 29, 2012 in 1-35747 (Sixteenth); 4.02 to Form 8-K filed June 21, 2013 in 1-35747 (Seventeenth); 4(m) to Form 10-Q for the quarter ended March 31, 2016 in 1-35747 (Eighteenth); 4.02 to Form 8-K filed March 22, 2016 in 1-35747 (Nineteenth); 4.02 to Form 8-K filed May 24, 2016 in 1-35747 (Twentieth); 4.1 to Form 8-K12B filed December 1, 2017 in 1-35747 (Twenty-first); 4(a) to Form 8-K filed September 27, 2018 in 1-35747 (Twenty-second); 4(a) to Form 8-K filed March 26, 2020 in 1-35747 (Twenty-third); 4(a) to Form 8-K filed November 19, 2021 in 1-35747 (Twenty-fourth); and 4(a) to Form 10-Q for the quarter ended June 30, 2024 in 1-35747 (Twenty-fifth)).

(f) 2 --
Fourth Amended and Restated Credit Agreement dated as of June 18, 2024, among Entergy New Orleans, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Bank of America, N.A., as Administrative Agent and LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4 to Form 8-K filed June 18, 2024 in 1-35747).

*(f) 3 --	Description of Entergy New Orleans’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Texas

(g) 1 --
Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee, as amended by the following Supplemental Indenture: (4(h)2 to Form 10-K for the year ended December 31, 2008 in 0-53134 (Indenture) and 4.61 to Form 8-K filed September 20, 2019 in 1-34360 (First)).

(g) 2 --
Officer’s Certificate No. 8-B-6 dated May 18, 2015, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.15% Series due June 1, 2045 (4.40 to Form 8-K filed May 21, 2015 in 1-34360).

(g) 3 --
Officer’s Certificate No. 10-B-8 dated November 14, 2017, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008,establishing the terms of Entergy Texas’s First Mortgage Bonds, 3.45% Series due December 1, 2027 (4.48 to Form 8-K filed November 17, 2017 in 1-34360).

(g) 4 --
Officer’s Certificate No. 12-B-9 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 4.0% Series due March 30, 2029 (4.47(a) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 5 --
Officer’s Certificate No. 12-B-10 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 4.5% Series due March 30, 2039 (4.47(b) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 6 --
Officer’s Certificate No. 13-B-11 dated September 16, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 3.55% Series due September 30, 2049 (4.57 to Form 8-K filed September 20, 2019 in 1-34360).

(g) 7 --
Officer’s Certificate No. 16-B-13 dated September 28, 2020, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 1.75% Series due March 15, 2031 (4.57 to Form 8-K filed October 1, 2020 in 1-34360).

(g) 8 --
Officer’s Certificate No. 18-B-14 dated August 11, 2021, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 1.50% Series due September 1, 2026 (4.57 to Form 8-K filed August 17, 2021 in 1-34360).

(g) 9 --
Officer’s Certificate No. 20-B-15, dated August 22, 2022, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.00% Series due September 15, 2052 (4.74 to Form 8-K filed August 25, 2022 in 1-34360).

(g) 10 --
Officer’s Certificate No. 21-B-16, dated August 8, 2023, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.80% Series due September 1, 2053 (4.74 to Form 8-K filed August 11, 2023 in 1-34360).

(g) 11 --
Officer’s Certificate No. 23-B-17, dated August 12, 2024, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.55% Series due September 15, 2054 (4.74 to Form 8-K filed August 15, 2024 in 1-34360).

(g) 12 --
Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd. and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.5 to Form 8-K filed June 13, 2024 in 1-34360).

(g) 13 --
Statement of Resolution Establishing the 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

(g) 14 --
Statement of Resolution Establishing the 5.10% Series B Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.1 to Form 8-K filed November 9, 2021 in 1-34360).

(g) 15 --	Description of Entergy Texas’s securities registered under Section 12 of the Securities Exchange Act of 1934 (4(g)12 to Form 10-K for the year ended December 31, 2021 in 1-34360).

(10)  Material Contracts

Entergy Corporation

+(a) 1--	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 2 --	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Appendix C to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 3 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 4 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 5 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 6 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 7 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 8 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

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

+(a) 11 --	Third Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)11 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 12 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 13 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 14 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 15 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 16 --	Third Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)16 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 17 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 18 --	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 19 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 20 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 21 --	Fourth Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)21 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 22 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 23 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 24 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 25--	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 26 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 27 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 28 --	Sixth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 1, 2014 (10(a)25 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 29 --	Seventh Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective August 25, 2021 (10(a)26 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 30 --	Eighth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021 (10(a)27 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 31 --	Ninth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 1, 2022 (10(a)28 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 32 --	Tenth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)32 to Form 10-K for the year ended December 31, 2023 in 1-11299).

*+(a) 33 --	Eleventh Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 1, 2025.

+(a) 34 --	Cash Balance Equalization Plan of Entergy Corporation effective July 1, 2014 (10(a)31 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 35 --	First Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2021 (10(a)34 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 36 --	Second Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2021 (10(a)35 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 37 --	Third Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2022 (10(a)36 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 38 --	Fourth Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2024 (10(a)37 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 39 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 40 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 41 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 42 --	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 43 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 44 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 45 --	Sixth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021 (10(a)35 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 46 --	Seventh Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 14, 2021 (10(a)37 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 47 --	Eighth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 1, 2022 (10(a)38 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 48 --	Ninth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, executed December 13, 2023 (10(a)47 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 49 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 50 --	Entergy Nuclear Retention Plan, as amended and restated effective January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 51 --	First Amendment to the Entergy Nuclear Retention Plan, effective May 2, 2019 (10(a)47 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 52 --	Second Amendment to the Entergy Nuclear Retention Plan, effective June 27, 2022 (10(a)48 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 53 --	Third Amendment to the Entergy Nuclear Retention Plan, effective December 15, 2022 (10(a)49 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 54 --	2019 Entergy Corporation Omnibus Incentive Plan (Appendix B to 2019 Proxy Statement, dated March 22, 2019 in 1-11299).

+(a) 55 --	Form of Stock Option Grant Agreement (10(a)45 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 56 --	Form of Long Term Incentive Program Performance Unit Agreement (10(a)46 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 57 --	Form of Restricted Stock Grant Agreement (10(a)47 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 58 --	Form of Restricted Stock Units Grant Agreement (10(a)48 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 59 --
Defined Contribution Restoration Plan for the Savings Plan of Entergy Corporation and Subsidiaries VIII effective as of January 1, 2021 (10(a)46 to Form 10-K for the year ended December 31, 2020 in 1-11299).

+(a) 60 --
First Amendment of the Defined Contribution Restoration Plan for the Savings Plan of Entergy Corporation and Subsidiaries VIII effective January 1, 2024 (10(a)60 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 61 --
First Amended and Restated 2019 Entergy Corporation Non-Employee Director Service Recognition Program effective as of December 3, 2021 (10(a)52 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 62 --
Amendment No. 1 to First Amended and Restated 2019 Entergy Corporation Non-Employee Director Service Recognition Program, effective June 1, 2024 (10(a) to Form 10-Q for the quarter ended June 30, 2024 in 1-11299).

+(a) 63 --	First Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of December 3, 2021 (10(a)53 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 64 --	Second Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of June 1, 2022 (10(b) to Form 10-Q for the quarter ended September 30, 2022 in 1-11299).

+(a) 65 --	Third Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program, effective June 1, 2024 (10(b) to Form 10-Q for the quarter ended June 30, 2024 in 1-11299).

+(a) 66 --	Entergy Corporation Non-Employee Director Cash Deferral Plan effective as of December 3, 2021 (10(a)54 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 67 --	First Amended and Restated Entergy Corporation Non-Employee Director Cash Deferral Plan effective July 29, 2022 (10(a) to Form 10-Q for the quarter ended September 30, 2022 in 1-11299).

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

'+(a) 70 --
Restricted Stock Units Agreement Under the Entergy Corporation 2019 Omnibus Incentive Plan by and between Roderick West and Entergy Corporation effective November 10, 2022 (10(a)65 to Form 10-K for the year ended December 31, 2022 in 1-11299).

'+(a) 71 --	Amendment No. 1 to 2019 Entergy Corporation Omnibus Incentive Plan, dated May 5, 2023 (99.2 to Form 8-K filed May 10, 2023 in 1-11299).

'+(a) 72 --	Retirement Benefit Agreement, dated as of November 30, 2022, between Marcus V. Brown and Entergy Corporation (10(a)66 to Form 10-K for the year ended December 31, 2022 in 1-11299).

'+(a) 73 --	Form of Long Term Incentive Program Performance Unit Agreement (10(a)72 to Form 10-K for the year ended December 31, 2023 in 1-11299).

System Energy

(b) 1 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (10(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (10(b)2 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 3 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (10(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 4 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (10(b)4 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 5 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (10(b)5 to Form 10-K for the year ended December 31, 2017 in 1-9067).

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

(b) 9 --
Forty-second Assignment of Availability Agreement, Consent and Agreement, dated as of December 6, 2024, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (4.77 to Form 8-K filed December 6, 2024 in 1-09067).

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

*(19) Entergy System Insider Trading Policy adopted separately by each of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consents of Deloitte & Touche LLP are contained herein at page 553.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

**(a)	Section 1350 Certification for Entergy Corporation.

**(b)	Section 1350 Certification for Entergy Corporation.

**(c)	Section 1350 Certification for Entergy Arkansas.

**(d)	Section 1350 Certification for Entergy Arkansas.

**(e)	Section 1350 Certification for Entergy Louisiana.

**(f)	Section 1350 Certification for Entergy Louisiana.

**(g)	Section 1350 Certification for Entergy Mississippi.

**(h)	Section 1350 Certification for Entergy Mississippi.

**(i)	Section 1350 Certification for Entergy New Orleans.

**(j)	Section 1350 Certification for Entergy New Orleans.

**(k)	Section 1350 Certification for Entergy Texas.

**(l)	Section 1350 Certification for Entergy Texas.

**(m)	Section 1350 Certification for System Energy.

(97) Entergy System Policy Regarding Recoupment of Certain Compensation adopted separately by each of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas, effective October 2, 2023 (97 to Form 10-K for the year ended December 31, 2023 in 1-32718).

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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

Andrew S. Marsh (Chair of the Board, Chief Executive Officer and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Gina F. Adams, John H. Black, John R. Burbank, Kirkland H. Donald, Brian W. Ellis, Philip L. Frederickson, M. Elise Hyland, Stuart L. Levenick, and Karen A. Puckett (Directors).

By: /s/ Reginald T. Jackson	February 18, 2025
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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

Laura R. Landreaux (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Peter S. Norgeot, Jr. (Director).

By: /s/ Reginald T. Jackson	February 18, 2025
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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Peter S. Norgeot, Jr. (Director).

By: /s/ Reginald T. Jackson	February 18, 2025
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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Peter S. Norgeot, Jr. (Director).

By: /s/ Reginald T. Jackson	February 18, 2025
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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

Deanna D. Rodriguez (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Peter S. Norgeot, Jr. (Director).

By: /s/ Reginald T. Jackson	February 18, 2025
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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

Eliecer Viamontes (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Peter S. Norgeot, Jr. (Director).

By: /s/ Reginald T. Jackson	February 18, 2025
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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

Kimberly A. Fontan (Chair of the Board, President, Chief Financial Officer, and Director; Principal Executive Officer and Principal Financial Officer); Kimberly Cook-Nelson and Barrett E. Green (Directors).

By: /s/ Reginald T. Jackson	February 18, 2025
(Reginald T. Jackson, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-266624 on Form S-3 and in Registration Statements Nos. 333-174148, 333-204546, 333-231800, 333-251819 and 333-275398 on Form S-8 of our reports dated February 18, 2025, relating to the financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2024.

We consent to the incorporation by reference in Registration Statement No. 333-266624-05 on Form S-3 of our reports dated February 18, 2025, relating to the financial statements and financial statement schedule of Entergy Arkansas, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, LLC for the year ended December 31, 2024.

We consent to the incorporation by reference in Registration Statement No. 333-266624-04 on Form S-3 of our reports dated February 18, 2025, relating to the financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2024.

We consent to the incorporation by reference in Registration Statement No. 333-266624-03 on Form S-3 of our reports dated February 18, 2025, relating to the financial statements and financial statement schedule of Entergy Mississippi, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Mississippi, LLC for the year ended December 31, 2024.

We consent to the incorporation by reference in Registration Statement No. 333-266624-02 on Form S-3 of our reports dated February 18, 2025, relating to the financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2024.

We consent to the incorporation by reference in Registration Statement No. 333-266624-01 on Form S-3 of our report dated February 18, 2025, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2024.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and the Corporation’s internal control over financial reporting as of December 31, 2024, and have issued our reports thereon dated February 18, 2025. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries
Entergy Louisiana, LLC and Subsidiaries
Entergy Mississippi, LLC and Subsidiaries
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Entergy Arkansas, LLC and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy Mississippi, LLC and Subsidiaries, Entergy New Orleans, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries (collectively the “Companies”) as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and have issued our reports thereon dated February 18, 2025. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ management. Our responsibility is to express an opinion on the Companies’ financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2025

(Page left blank intentionally)

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022
(In Thousands)
Column A	Column B	Column C	Column D	Column E
		Additions	Other Changes
Description	Balance at Beginning of Period	Charged to Income (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
2024	$25,905	$31,894	$39,880	$17,919
2023	$30,856	$38,508	$43,459	$25,905
2022	$68,608	$40,307	$78,059	$30,856
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022
(In Thousands)
Column A	Column B	Column C	Column D	Column E
		Additions	Other Changes
Description	Balance at Beginning of Period	Charged to Income (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
2024	$7,182	$6,997	$9,507	$4,672
2023	$6,528	$9,428	$8,774	$7,182
2022	$13,072	$14,947	$21,491	$6,528
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022
(In Thousands)
Column A	Column B	Column C	Column D	Column E
		Additions	Other Changes
Description	Balance at Beginning of Period	Charged to Income (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
2024	$6,156	$10,017	$13,137	$3,036
2023	$7,595	$13,876	$15,315	$6,156
2022	$29,231	$10,574	$32,210	$7,595
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022
(In Thousands)
Column A	Column B	Column C	Column D	Column E
		Additions	Other Changes
Description	Balance at Beginning of Period	Charged to Income (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
2024	$3,312	$4,750	$5,890	$2,172
2023	$2,472	$7,275	$6,435	$3,312
2022	$7,209	$3,052	$7,789	$2,472
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022
(In Thousands)
Column A	Column B	Column C	Column D	Column E
		Additions	Other Changes
Description	Balance at Beginning of Period	Charged to Income (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
2024	$7,770	$4,565	$5,600	$6,735
2023	$11,909	$3,350	$7,489	$7,770
2022	$13,282	$7,691	$9,064	$11,909
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022
(In Thousands)
Column A	Column B	Column C	Column D	Column E
		Additions	Other Changes
Description	Balance at Beginning of Period	Charged to Income (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
2024	$1,484	$5,567	$5,747	$1,304
2023	$2,352	$4,579	$5,447	$1,484
2022	$5,814	$4,042	$7,504	$2,352
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.