Form 10-Q
period 2025-03-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2025-05-01
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
83-1950019

__________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Trading Symbol	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value	ETR	New York Stock Exchange
	Common Stock, $0.01 Par Value	ETR	NYSE Texas

Entergy Arkansas, LLC	Mortgage Bonds, 4.875% Series due September 2066	EAI	New York Stock Exchange

Entergy Louisiana, LLC	Mortgage Bonds, 4.875% Series due September 2066	ELC	New York Stock Exchange

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	EMP	New York Stock Exchange

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	ENJ	New York Stock Exchange
	Mortgage Bonds, 5.50% Series due April 2066	ENO	New York Stock Exchange

Entergy Texas, Inc.	5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share)	ETI/PR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Texas, Inc.	Common Stock, no par value

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at March 31, 2025
Entergy Corporation	($0.01 par value)	430,774,109

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2024, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including (a) those factors discussed or incorporated by reference in Item 1A. Risk Factors in the Form 10-K and in this report, (b) those factors discussed or incorporated by reference in Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent filings with the SEC):

•resolution of pending and future rate cases and related litigation, formula rate proceedings and related negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs, as well as delays in cost recovery resulting from these proceedings;
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules, market design and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, delays in developing or interconnecting new generation or other resources or other adverse effects arising from the volume of requests in the MISO transmission interconnection queue, which delays or other adverse effects may be exacerbated by significant current and expected load growth, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;
•changes in utility regulation, including, with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, including those capital investments associated with unrealized customer growth expectations (including data center customers), and the application of more stringent return on equity criteria, transmission reliability requirements, or market power criteria by the FERC or the U.S. Department of Justice;
•changes in the regulation or regulatory oversight of Entergy’s owned or operated nuclear generating facilities, nuclear materials and fuel, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and fuel;
•resolution of pending or future applications, as well as regulatory proceedings and litigation, relating to generation, transmission, or other facilities (including license modifications or other authorizations for nuclear generating facilities) and the effect of public and political opposition on these applications, regulatory proceedings, and litigation, including without limitation opposition to the employment of technologies to capture, transport, and store carbon dioxide from gas plants, land use opposition to new solar facilities and transmission lines, and land use and other environmental opposition to wind turbines;
•the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;

FORWARD-LOOKING INFORMATION (Continued)

•increases in costs and capital expenditures that could result from changing regulatory requirements, changing governmental policies, priorities, programs, and actions, including as a result of tariffs, shifts in international trade policies, and other measures, changing or volatile economic conditions, disruptions to pre-existing supply chains and vendor relations, and emerging operating and industry issues, such as anticipated growth in demand from large data centers, and the risks related to recovery of these costs and capital expenditures from Entergy’s customers (especially in an increasing cost environment);
•the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s utility system, including its nuclear generating facilities;
•Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•the prices and availability of fuel and power Entergy must purchase for its Utility customers, particularly given the recent and ongoing significant growth in liquified natural gas exports and the associated significantly increased demand for natural gas and resulting fluctuation in natural gas prices, increasing challenges with respect to natural gas transportation arrangements, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
•volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, including as a result of trade-related governmental actions, such as tariffs and other measures, and the effect of those changes on Entergy and its customers;
•changes in environmental laws and regulations, agency positions, or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations, as well as changes to governmental policies incentivizing the development or utilization of alternative sources of generation;
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
•effects of climate change, including the potential for increases in the frequency or severity of extreme weather events, such as hurricanes, heat waves, drought or wildfires, and rising sea levels or coastal land and wetland loss, and Entergy’s ability to effectively prepare for such effects and events, including through accelerated resilience plans and projects, and any challenges in execution thereof and/or in obtaining any necessary regulatory approvals for appropriate scope and timing of such plans and projects now and in the future;
•the risk that as a result of Entergy’s membership in Nuclear Electric Insurance Limited (NEIL), an incident at a NEIL member-insured nuclear generation facility could lead to a significant retrospective assessment;

FORWARD-LOOKING INFORMATION (Continued)

•the risk that an incident at a nuclear generation facility participating in a secondary financial protection system could lead to a significant retrospective insurance premium;
•changes in the quality and availability of water supplies and the related regulation of water use and diversion;
•Entergy’s ability to manage and execute on its capital projects, including any capital projects to serve the growing demand for electricity driven in part by the anticipated development of large data centers, and to complete such capital projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its capital and operation and maintenance costs;
•the effects of supply chain disruptions, including those driven by geopolitical developments or trade-related governmental actions, including tariffs and other measures, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in the Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;
•changes to or the repeal of federal income tax laws, regulations, and interpretive guidance and policies, including the Inflation Reduction Act of 2022 and the continuing impact of the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•the effect of interest rate volatility and other changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
•actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates and the impacts of inflation or a recession on Entergy’s customers;
•the effects of government investigations, proceedings, or audits;
•changes in technology, including (i) Entergy’s ability to effectively assess, acquire, implement, and manage new or emerging technologies, including its ability to maintain and protect personally identifiable information while doing so; (ii) the emergence of artificial intelligence (including machine learning), which may present increased electricity demand, as well as ethical, security, legal, operational, or regulatory challenges; (iii) advances in artificial intelligence (including machine learning) technologies that could reduce the expected electricity demand for these technologies and data centers; (iv) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management, and other measures that reduce load and government policies impacting development or utilization of the foregoing; and (v) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•Entergy’s ability to effectively formulate and implement plans to increase its carbon-free energy capacity and to reduce its carbon emission rate and aggregate carbon emissions, including its commitment to achieve net-zero carbon emissions by 2050 and the related increasing investment in renewable power generation sources and carbon capture and storage, the potential impact on its business and financial condition of attempting to achieve such objectives, and Entergy’s ability to achieve its climate goals and commitments due to expected load growth;
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
v

FORWARD-LOOKING INFORMATION (Concluded)

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
•the effects of a catastrophe, pandemic (or other health-related event), or a global or geopolitical event such as escalating trade tensions between the United States and China or the military activities between Russia and Ukraine, or Israel and Hamas, including resultant economic and societal disruptions; fuel procurement disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting and/or working partially remotely; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
•Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills, institutional knowledge, capacity, and abilities, including the ability to effectively execute on Entergy’s growth strategy;
•Entergy’s ability to attract, retain, and manage an appropriately qualified and sufficiently staffed workforce;
•changes in accounting standards and corporate governance best practices;
•declines in the market prices of marketable securities and changes in interest rates and resulting pension and retiree welfare plan funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefits plans;
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
•reductions in the demand for electricity to power hyperscale data centers and the potential for stranded assets;
•concentration of business with a small number of customers in an industry based on emerging technologies, including artificial intelligence and machine learning; and
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that they may undertake, and their ability to meet the rapidly growing demand for electricity, including from hyperscale data center and other large customers, and to manage the impacts of growth in demand for electricity on customers and Entergy’s business.

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

EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2024, filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
GAAP	Generally Accepted Accounting Principles
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents, which is a non-GAAP measure
NRC	Nuclear Regulatory Commission
Palisades	Palisades Nuclear Plant (nuclear), previously owned as part of Entergy’s non-utility business, which ceased power production in May 2022 and was sold in June 2022
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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana. See Note 13 to the financial statements herein and the “Held for Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K for discussion of the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s reportable segment.

Results of Operations

First Quarter 2025 Compared to First Quarter 2024

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the first quarter 2025 to the first quarter 2024 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2024 Net Income (Loss) Attributable to Entergy Corporation	$195,224	($119,943)	$75,281

Operating revenues	57,424	(5,178)	52,246
Fuel, fuel-related expenses, and gas purchased for resale	(265,421)	(6,674)	(272,095)
Purchased power	122,890	(5,286)	117,604
Other regulatory charges (credits) - net	(126,189)	—	(126,189)
Other operation and maintenance	(18,241)	3,877	(14,364)
Asset write-offs, impairments, and related charges (credits)	(131,775)	—	(131,775)
Taxes other than income taxes	6,362	(26)	6,336
Depreciation and amortization	13,215	67	13,282
Other income (deductions)	(29,552)	(5,046)	(34,598)
Interest expense	54,983	7,608	62,591
Other expenses	(2,739)	64	(2,675)
Income taxes	79,725	(678)	79,047
Preferred dividend requirements of subsidiaries and noncontrolling interests	407	—	407
2025 Net Income (Loss) Attributable to Entergy Corporation	$489,879	($129,119)	$360,760

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

First quarter 2024 results of operations include: (1) a $132 million ($97 million net-of-tax) charge, recorded at Utility, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024; and (2) a $78 million ($57 million net-of-tax) regulatory charge, recorded at Utility, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. See Note 3 to the financial statements in the Form 10-K for

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

discussion of the Entergy New Orleans April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the first quarter 2025 to the first quarter 2024:

Amount
(In Millions)
2024 operating revenues	$2,772
Fuel, rider, and other revenues that do not significantly affect net income	(132)
Volume/weather	114
Retail electric price	76
2025 operating revenues	$2,830

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining, chlor-alkali, and primary metals industries.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2025;
•an increase in Entergy Louisiana’s formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024, partially offset by decreases in formula rate plan revenues due to interim formula rate plan rate adjustments effective January 2025 and March 2025;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2024 and July 2024 and an increase in the interim facilities rate adjustment revenues effective January 2025; and
•the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and an increase in the distribution cost recovery factor rider effective in late December 2024, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Utility for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	8,784	7,758	13
Commercial	6,243	6,223	—
Industrial	13,833	12,661	9
Governmental	560	572	(2)
Total retail	29,420	27,214	8
Sales for resale	1,634	3,958	(59)
Total	31,054	31,172	—

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $681 million for the first quarter 2024 to $662 million for the first quarter 2025 primarily due to contract costs of $12 million, in first quarter 2024, related to operational performance, customer service, and organizational health initiatives and a decrease of $8 million in compensation and benefits costs primarily due to a higher revision to estimated incentive-based compensation expense in first quarter 2025 as compared to first quarter 2024.

Asset write-offs, impairments, and related charges (credits) includes a $132 million charge to reflect the write-off, at Entergy Arkansas, of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in nuclear depreciation rates at Entergy Louisiana effective September 2024 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. The increase was partially offset by the recognition of $14 million in depreciation expense in first quarter 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case at Entergy Texas.

Other regulatory charges (credits) - net includes a regulatory charge of $78 million, recorded by Entergy New Orleans in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements in the Form 10-K for discussion of the April 2024 settlement in principle and for discussion of the resolution of the 2016-2018 IRS audit. In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in first quarter 2024, partially offset by an increase in the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

allowance for equity funds used during construction due to higher construction work in progress in 2025 and an increase in the amortization of tax gross ups on customer advances for construction.

Interest expense increased primarily due to:

•the issuances by Entergy Arkansas of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024;
•the issuance by Entergy Louisiana of $700 million of 5.15% Series mortgage bonds in August 2024;
•the issuance by Entergy Louisiana of $750 million of 5.80% Series mortgage bonds in January 2025;
•the issuance by Entergy Mississippi of $300 million of 5.85% Series mortgage bonds in May 2024;
•the issuance by Entergy Texas of $350 million of 5.55% Series mortgage bonds in August 2024;
•the issuance by System Energy of $300 million of 5.30% Series mortgage bonds in December 2024; and
•carrying costs on customer advances for construction.

Income Taxes

The effective income tax rate was 21.6% for the first quarter 2025. The difference in the effective income tax rate for the first quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy’s capital investments or operations and maintenance expenses; operational impacts, such as supply chain, manufacturing or raw materials sourcing disruptions which may affect Entergy’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy’s ability to access needed capital. The nature and extent of any such

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net issuance of long-term debt in 2025.

	March 31, 2025	December 31, 2024
Debt to capital	66.7%	65.3%
Effect of excluding securitization bonds	(0.2%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	66.5%	65.1%
Effect of subtracting cash	(1.1%)	(0.7%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	65.4%	64.4%

(a)Calculation excludes the Texas securitization bonds, which are non-recourse to Entergy Texas.

As of March 31, 2025, 21.1% of the debt outstanding is at the parent company, Entergy Corporation, and 78.9% is at the Utility. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. As there were no borrowings under the facility for the three months ended March 31, 2025, the estimated interest rate as of March 31, 2025 that would have been applied to outstanding borrowings under the facility was 5.92%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of March 31, 2025:

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Energy) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of March 31, 2025, Entergy Corporation had $1,330 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2025 was 4.66%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K and Note 3 to the financial statements herein for discussion of equity issuances and the equity distribution program. The following is an update to that discussion.

In March 2025, Entergy marketed an equity offering of 17.8 million shares of Entergy Corporation common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with several forward counterparties. The forward sale agreements require Entergy to, at its election on or prior to September 30, 2026, either (1) physically settle the transactions by issuing the total of 17.8 million shares of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $81.87 per share) or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. See Note 3 to the financial statements herein for further discussion of the forward sale agreements.

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

Other Generation

Lake Catherine Unit 5

As discussed in the Form 10-K, in November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Lake Catherine Unit 5, a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost, which excluded AFUDC and contingency among other items. Entergy Arkansas will have the opportunity to later present all actual costs to the APSC for review for a prudence determination, including any costs incremental to the benchmark. Entergy Arkansas is evaluating potential responses to the APSC order. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana Additional Generation and Transmission Resources

As discussed in the Form 10-K, in October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision. In April 2025 the LPSC staff and intervenors filed direct testimony. The LPSC staff’s testimony discusses the significant projected benefits associated with the data center project and also recommends that the LPSC impose certain conditions on its approval, including a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommends that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocate that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. Entergy Louisiana’s rebuttal testimony is due in May 2025, and a hearing is set for July 2025.

Entergy Louisiana Transmission Projects

As discussed in the Form 10-K, in March 2024, Entergy Louisiana filed an application with the LPSC seeking an exemption determination, or alternatively, a certificate of public convenience and necessity, for a transmission project that includes a new 500 kV/230 kV Commodore substation and an approximately 60-mile 230 kV line connecting the new Commodore substation to the Waterford substation. In February 2025, Entergy Louisiana and the LPSC staff jointly filed, for consideration by the LPSC, an uncontested stipulated settlement agreement resolving all issues in the proceeding. The LPSC approved the uncontested stipulated settlement agreement in March 2025 and thereby granted certification of the project.

As discussed in the Form 10-K, in December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of the proposed project. Discovery is ongoing in the proceeding, and a hearing is set for August 2025.

Legend Power Station and Lone Star Power Station

As discussed in the Form 10-K, in June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommends denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of AFUDC based on an adjusted weighted average cost of capital. Reply briefs are due in May 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

SETEX Area Reliability Project

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2025 the ALJs with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits to be held in May 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions and approvals, construction of the project is expected to be completed by the end of 2029.

Dividends

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  In April 2025, the Board declared a dividend of $0.60 per share.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Millions)
Cash and cash equivalents at beginning of period	$860	$133

Net cash provided by (used in):
Operating activities	536	521
Investing activities	(1,711)	(1,288)
Financing activities	1,828	1,929
Net increase in cash and cash equivalents	653	1,162

Cash and cash equivalents at end of period	$1,513	$1,295

Operating Activities

Net cash flow provided by operating activities increased $15 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the timing of payments to vendors and the receipt of $108 million in advance payments related to customer agreements. The increase was offset by higher fuel and purchased power payments, an increase of $89 million in interest paid, and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $423 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to:

•an increase of $502 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Louisiana on new generation resources in north Louisiana, by Entergy Mississippi on the Delta Blues Advanced Power Station project and the Penton Solar project, and by Entergy Texas on the Orange County Advanced Power Station project and the Legend Power Station project;
•an increase of $144 million in distribution construction expenditures primarily due to increased investment in the resilience of the Utility distribution system and higher capital expenditures for storm restoration in 2025. The increase in storm restoration expenditures is primarily due to Hurricane Francine restoration efforts in 2025;
•an increase of $83 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025; and
•an increase of $64 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2025.

The increase was partially offset by:

•the initial payment of approximately $170 million in February 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas;
•a decrease of $113 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2025;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•a decrease of $45 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•net receipts from storm reserve escrow accounts of $39 million in 2025 compared to payments to storm reserve escrow accounts of $5 million in 2024.

See Note 14 to the financial statements in the Form 10-K for discussion of the Walnut Bend Solar facility purchase.

Financing Activities

Net cash flow provided by financing activities decreased $101 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease of $373 million in net issuances of commercial paper in 2025 as compared to 2024, partially offset by long-term debt activity providing approximately $1,595 million of cash in 2025 compared to providing approximately $1,371 million of cash in 2024 and an increase of $48 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements. See Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K for details of Entergy’s commercial paper program and long-term debt.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreements. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2025, based on power prices at that time, Entergy had no liquidity exposure under the guarantees in place supporting its non-utility operations business transactions and $3 million of posted cash collateral.

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

As discussed in the Form 10-K, in March 2024 the SEC issued final rules that require registrants to provide certain climate-related disclosures in annual reports and registration statements in order to enhance and standardize climate-related disclosures for investors. In April 2024 the SEC stayed the final rules, pending judicial review of consolidated challenges to the rules by the United States Court of Appeals for the Eighth Circuit. In March 2025, the SEC voted to end its defense of the final rules against parties that have legally challenged the rules. Entergy will continue to monitor developments related to the SEC’s stay of, and subsequent vote to end its defense in litigation of, the rules.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,757,866	$2,706,506
Natural gas	71,731	65,667
Other	17,277	22,455
TOTAL	2,846,874	2,794,628

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	344,522	616,617
Purchased power	345,746	228,142
Nuclear refueling outage expenses	33,041	38,263
Other operation and maintenance	672,667	687,031
Asset write-offs, impairments, and related charges (credits)	—	131,775
Decommissioning	55,929	53,382
Taxes other than income taxes	198,765	192,429
Depreciation and amortization	512,943	499,661
Other regulatory charges (credits) - net	(16,843)	109,346
TOTAL	2,146,770	2,556,646

OPERATING INCOME	700,104	237,982

OTHER INCOME
Allowance for equity funds used during construction	44,018	26,794
Interest and investment income	33,406	150,697
Miscellaneous - net	14,726	(50,743)
TOTAL	92,150	126,748

INTEREST EXPENSE
Interest expense	348,384	277,743
Allowance for borrowed funds used during construction	(18,593)	(10,543)
TOTAL	329,791	267,200

INCOME BEFORE INCOME TAXES	462,463	97,530

Income taxes	100,041	20,994

CONSOLIDATED NET INCOME	362,422	76,536

Preferred dividend requirements of subsidiaries and noncontrolling interests	1,662	1,255

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$360,760	$75,281

Earnings per average common share:
Basic	$0.84	$0.18
Diluted	$0.82	$0.18

Basic average number of common shares outstanding	430,347,768	426,287,439
Diluted average number of common shares outstanding	440,648,342	427,746,256

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)

Net Income	$362,422	$76,536

Other comprehensive loss
Pension and other postretirement plan changes (net of tax benefit of $2,284 and $1,202)	(3,729)	(3,668)
Other comprehensive loss	(3,729)	(3,668)

Comprehensive Income	358,693	72,868
Preferred dividend requirements of subsidiaries and noncontrolling interests	1,662	1,255
Comprehensive Income Attributable to Entergy Corporation	$357,031	$71,613

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$362,422	$76,536
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	622,566	600,412
Deferred income taxes, investment tax credits, and non-current taxes accrued	94,973	(20,656)
Asset write-offs, impairments, and related charges (credits)	—	131,775
Changes in working capital:
Receivables	51,477	107,921
Fuel inventory	3,261	5,387
Accounts payable	(189,497)	(287,418)
Taxes accrued	(95,589)	(64,085)
Interest accrued	11,595	29,615
Deferred fuel costs	(277,236)	92,685
Other working capital accounts	111,305	(73,315)
Changes in provisions for estimated losses	(34,239)	9,283
Changes in other regulatory assets	154,818	237,098
Changes in other regulatory liabilities	(201,803)	205,587
Changes in pension and other postretirement funded status	(58,834)	(76,343)
Other	(19,031)	(453,390)
Net cash flow provided by operating activities	536,188	521,092

INVESTING ACTIVITIES
Construction/capital expenditures	(1,660,169)	(961,152)
Allowance for equity funds used during construction	44,018	26,794
Nuclear fuel purchases	(88,557)	(133,315)
Payment for purchase of plant and assets	(1,282)	(172,614)
Changes in securitization account	(5,438)	(8,934)
Payments to storm reserve escrow accounts	(4,448)	(5,269)
Receipts from storm reserve escrow accounts	43,789	—
Decrease (increase) in other investments	472	(1,562)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	3,546	—
Proceeds from nuclear decommissioning trust fund sales	364,837	489,417
Investment in nuclear decommissioning trust funds	(407,146)	(521,237)
Net cash flow used in investing activities	(1,710,378)	(1,287,872)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,447,850	2,206,338
Treasury stock	22,660	6,759
Retirement of long-term debt	(852,754)	(835,740)
Changes in commercial paper - net	402,694	775,333
Other	70,276	21,940
Dividends paid:
Common stock	(258,249)	(240,959)
Preferred stock	(4,580)	(4,580)
Net cash flow provided by financing activities	1,827,897	1,929,091

Net increase in cash and cash equivalents	653,707	1,162,311

Cash and cash equivalents at beginning of period	859,703	132,548

Cash and cash equivalents at end of period	$1,513,410	$1,294,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$326,519	$237,931
Income taxes	($1,252)	($316)
Noncash investing activities:
Accrued construction expenditures	$657,132	$509,046

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$69,157	$48,424
Temporary cash investments	1,444,253	811,279
Total cash and cash equivalents	1,513,410	859,703
Accounts receivable:
Customer	741,254	681,504
Allowance for doubtful accounts	(17,638)	(17,919)
Other	154,986	204,868
Accrued unbilled revenues	460,320	521,946
Total accounts receivable	1,338,922	1,390,399
Deferred fuel costs	125,490	—
Fuel inventory - at average cost	164,134	166,408
Materials and supplies	1,539,551	1,631,056
Deferred nuclear refueling outage costs	98,324	99,885
Current assets held for sale	15,898	15,574
Prepayments and other	316,659	233,212
TOTAL	5,112,388	4,396,237

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,446,731	5,562,575
Non-utility property - at cost (less accumulated depreciation)	467,020	423,764
Storm reserve escrow accounts	300,269	340,460
Other	82,896	82,344
TOTAL	6,296,916	6,409,143

PROPERTY, PLANT, AND EQUIPMENT
Electric	71,237,319	70,818,667
Natural gas	77,529	77,054
Construction work in progress	4,422,150	3,206,308
Nuclear fuel	728,969	765,661
TOTAL PROPERTY, PLANT, AND EQUIPMENT	76,465,967	74,867,690
Less - accumulated depreciation and amortization	27,792,637	27,444,740
PROPERTY, PLANT, AND EQUIPMENT - NET	48,673,330	47,422,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $230,065 as of March 31, 2025 and $234,112 as of December 31, 2024)	5,101,032	5,255,509
Deferred fuel costs	172,201	172,201
Goodwill	367,696	367,625
Accumulated deferred income taxes	25,759	18,986
Non-current assets held for sale	467,215	462,797
Other	403,872	284,584
TOTAL	6,537,775	6,561,702

TOTAL ASSETS	$66,620,409	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,330,112	$1,378,090
Notes payable and commercial paper	1,329,985	927,291
Accounts payable	1,809,891	1,929,162
Customer deposits	468,584	462,436
Taxes accrued	360,233	457,093
Interest accrued	271,149	259,554
Deferred fuel costs	85,110	237,146
Pension and other postretirement liabilities	63,156	64,854
Other	482,035	395,411
TOTAL	6,200,255	6,111,037

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,586,943	4,467,748
Accumulated deferred investment tax credits	191,997	194,146
Regulatory liability for income taxes - net	1,148,896	1,168,078
Other regulatory liabilities	3,425,277	3,609,463
Decommissioning and asset retirement cost liabilities	4,765,021	4,713,426
Accumulated provisions	471,824	506,063
Pension and other postretirement liabilities	215,740	254,704
Long-term debt (includes securitization bonds of $239,713 as of March 31, 2025 and $239,622 as of December 31, 2024)	28,264,879	26,613,505
Customer advances for construction	696,502	634,587
Other	1,151,265	1,112,881
TOTAL	44,918,344	43,274,601

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2025 and 2024; issued shares in 2025 and 2024 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2025 and 2024; issued 561,950,696 shares in 2025 and 2024	5,620	5,620
Paid-in capital	7,792,748	7,833,525
Retained earnings	12,116,826	12,014,315
Accumulated other comprehensive income	39,040	42,769
Less - treasury stock, at cost (131,176,587 shares in 2025 and 132,370,280 shares in 2024)	4,768,923	4,812,321
Total shareholders’ equity	15,185,311	15,083,908
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	97,089	101,076
TOTAL	15,282,400	15,184,984

TOTAL LIABILITIES AND EQUITY	$66,620,409	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2023	$120,459	$5,620	($4,953,498)	$7,792,601	$11,940,384	($162,460)	$14,743,106

Consolidated net income (a)	1,255	—	—	—	75,281	—	76,536
Other comprehensive loss	—	—	—	—	—	(3,668)	(3,668)
Common stock issuances related to stock plans	—	—	30,881	(25,842)	—	—	5,039
Common stock dividends declared	—	—	—	—	(240,959)	—	(240,959)
Distributions to noncontrolling interests	(1,108)	—	—	—	—	—	(1,108)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2024	$116,026	$5,620	($4,922,617)	$7,766,759	$11,774,706	($166,128)	$14,574,366

Balance at December 31, 2024	$101,076	$5,620	($4,812,321)	$7,833,525	$12,014,315	$42,769	$15,184,984

Consolidated net income (a)	1,662	—	—	—	360,760	—	362,422
Other comprehensive loss	—	—	—	—	—	(3,729)	(3,729)
Common stock issuances related to stock plans	—	—	43,398	(40,777)	—	—	2,621
Common stock dividends declared	—	—	—	—	(258,249)	—	(258,249)
Distributions to noncontrolling interests	(1,069)	—	—	—	—	—	(1,069)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2025	$97,089	$5,620	($4,768,923)	$7,792,748	$12,116,826	$39,040	$15,282,400

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2025 and first quarter 2024 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

As discussed in the Form 10-K, in October 2024 the U.S. Court of Federal Claims issued a final judgment in the amount of $7 million in favor of Holtec Palisades, LLC (previously Entergy Nuclear Palisades) and against the DOE in the final round Palisades damages case. Holtec, as the current owner, received payment from the U.S. Treasury in March 2025 and subsequently transferred the $7 million judgment to Entergy. The effect in 2024 of recording the judgment was a reduction to asset write-offs, impairments, and related charges (credits). The damages awarded included $4 million related to costs previously recorded as plant and $3 million related to costs previously recorded as other operation and maintenance expenses.

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

Exclusivity Agreement with Major Vendor

Entergy entered into an exclusivity agreement with a major vendor to manufacture power island equipment (PIE) and combustion turbines (CT) for combustion turbine generator set frames larger than 400 MWs. The agreement guarantees Entergy one manufacturing slot per quarter for the shorter of a five-year period or until Entergy fulfills its minimum commitment. The agreement commits Entergy to a minimum order of 15 sets of PIE and two CTs during that time period. The commitments are fully transferable to any of the Utility operating companies, including those not listed below. The aggregate minimum commitment as allocated by unit among the Utility operating companies is as follows:

	PIE	CT
Entergy Arkansas	4	1
Entergy Louisiana	9	—
Entergy Mississippi	2	—
Entergy Texas	—	1
Total	15	2

Cancellation or failure to purchase the minimum commitment amounts will result in a charge that will be allocated to the Utility operating company, or companies, that fell short of their original commitment amount. If any of the Utility operating companies included above purchases any PIEs or CTs within the scope of the agreement from another supplier (except as permitted under the agreement), then the vendor has the right to terminate the agreement with respect to such Utility operating company. The Utility operating company would then be obligated to pay 50% of the base price for each PIE or CT not yet ordered.

The agreement does not establish final pricing and delivery dates of purchases that will go towards meeting the commitments under the agreement. Such terms shall be agreed to in separate agreements.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2025, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.00882 per kWh to $0.01333 per kWh. The annual redetermination included a credit related to the remaining balance due to retail customers from the System Energy settlement with the APSC, plus carrying charges and interest. See “Retail Rate Proceedings - Filings with the APSC (Entergy Arkansas) - Retail Rates - Grand Gulf Credit Rider” below for further discussion. The primary reason for the rate increase is an adjustment to account for projected increases in natural gas prices in 2025. This adjustment is expected to reduce the rate change that will be reflected in its 2026 energy cost rate redetermination. The redetermined rate of $0.01333 per kWh became effective with the first billing cycle in April 2025 through the normal operation of the tariff.

Entergy Louisiana

As discussed in the Form 10-K, in January 2023 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2021 through 2022. In April 2025 the LPSC staff issued its audit report (for Entergy Louisiana’s gas operations), which included several prospective recommendations but no financial disallowances. The next procedural step is for the LPSC to review the report; however there is no deadline for completion of the LPSC’s review.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

Grand Gulf Credit Rider

As discussed in the Form 10-K, in June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC. In July 2024 the APSC approved the tariff, under which Entergy Arkansas would refund to retail customers a total of $100.6 million. Entergy Arkansas refunded $92.3 million of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the total through one-time bill credits under the Grand Gulf credit rider during the August 2024 billing cycle. In March 2025, Entergy Arkansas included the remaining balance as a credit to retail customers in its energy cost recovery rider rate redetermination filing. See further discussion within "Regulatory Assets and Regulatory Liabilities - Fuel and purchased power cost recovery - Entergy Arkansas - Energy Cost Recovery Rider" above. In April 2025 the APSC approved Entergy Arkansas’s proposal to include the remaining balance in its energy cost recovery rider effective with the first billing cycle of April 2025 and the withdrawal of the Grand Gulf credit rider after all credits have been issued.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2023 Formula Rate Plan Filing

As discussed in the Form 10-K, in August 2024, pursuant to the global stipulated settlement agreement, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan are temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. In January 2025, Entergy Louisiana and the LPSC filed a joint report indicating that no disputed issues remained in the proceeding and requesting that the LPSC issue an order accepting Entergy Louisiana’s evaluation report and, ultimately, resolving this matter. In March 2025 the LPSC issued an order accepting the evaluation report.

In December 2024, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed an interim rate adjustment for the 2023 test year reflecting the return of $25.1 million of refunds from the System Energy settlement with the LPSC to customers from January through August 2025. In February 2025, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting the divestiture of Entergy Louisiana’s share of Grand Gulf capacity and energy, which was effective as of January 1, 2025. The second interim rate adjustment also reflected a revenue increase of $17.8 million for the recovery of Hurricane Francine costs as approved by the LPSC (on an interim basis). The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the Hurricane Francine proceeding in “Storm Cost Recovery Filings with Retail Regulators – Entergy Louisiana – Hurricane Francine” below. See Note 8 to the financial statements in the Form 10-K for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement.

Additional Generation and Transmission Resources

As discussed in the Form 10-K, in October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision. In April 2025 the LPSC staff and intervenors filed direct testimony. The LPSC staff’s testimony discusses the significant projected benefits associated with the data center project and also recommends that the LPSC impose certain conditions on its approval, including a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommends that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocate that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. Entergy Louisiana’s rebuttal testimony is due in May 2025, and a hearing is set for July 2025.

Filings with the MPSC (Entergy Mississippi)

Retail Rates

2025 Formula Rate Plan Filing

In February 2025, Entergy Mississippi submitted its formula rate plan 2025 test year filing and 2024 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2024 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2025 calendar year to also be within the formula rate plan bandwidth. The 2025 test year filing resulted in an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2024 look-back filing compared actual 2024 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposes to adjust interim rates by $135 thousand to reflect two outside-the-bandwidth changes: (1) the completion of Entergy Mississippi’s return to customers of credits under its restructuring credit rider; and (2) a true-up of demand side management costs. A final order is expected in second quarter 2025.

Interim Facilities Rate Adjustments

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024. Entergy Mississippi filed its second interim facilities rate adjustment report in November 2024 to recover approximately $46.7 million of these costs over a 12-month period with rates effective beginning in January 2025. In February 2025, Entergy Mississippi filed a true-up interim facilities rate adjustment report to the initial annual interim facilities rate adjustment report filed in May 2024, reflecting the recovery of an

Entergy Corporation and Subsidiaries
Notes to Financial Statements
additional approximately $1.0 million of costs over a 12-month period with rates effective with the first billing cycle of April 2025.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% and a gas earned return on equity of 8.96% compared to the authorized return on equity for each of 9.35%. Without adjustments, this would result in a decrease in electric rates of $13.8 million and no change in gas rates. The decrease in electric rates is driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commences the previously authorized recovery of certain regulatory costs and requests a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these proposed adjustments, the filing presents a decrease in authorized electric revenues of $8.6 million and an increase in authorized gas revenues of $0.5 million. The filing is subject to a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. For any disputed rate adjustments, however, the City Council would set a procedural schedule to resolve. Resulting rates will be effective with the first billing cycle of September 2025 pursuant to the formula rate plan tariff.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $77.8 million annually, or $29.3 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between July 1, 2024 and December 31, 2024, including distribution-related restoration costs associated with Hurricane Beryl.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2024, Entergy Texas filed with the PUCT a request to amend its TCRF rider, which was previously reset to zero in June 2023 as a result of the 2022 base rate case. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $9.7 million annually based on its capital invested in transmission between January 1, 2022 and June 30, 2024 and changes in other transmission charges. In April 2025 the PUCT approved the TCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective for usage on and after April 7, 2025.

Entergy Arkansas Opportunity Sales Proceeding

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024. In December 2024 the United States Court of Appeals for the Eighth Circuit affirmed the decision of the U.S. District Court for the Eastern District of Arkansas, and Entergy Arkansas filed a petition for rehearing en banc. In January 2025 the United States Court of Appeals for the Eighth Circuit denied Entergy Arkansas’s petition. In April 2025, Entergy Arkansas filed a petition for certiorari with the United States Supreme Court.

MSS-4 Replacement Tariff - Net Operating Loss Carryforward Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the MSS-4 replacement tariff net operating loss carryforward proceeding.

The MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies, includes protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In April 2025, pursuant to such protocols, the City Council filed with the FERC a formal challenge relating to Entergy Services’ inclusion and allocation of net operating loss carryforward accumulated deferred income taxes in the MSS-4 replacement tariff rates charged to Entergy New Orleans’s monthly bills for calendar year 2023. Entergy Services plans to file a response to the formal challenge by the May 2025 deadline.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy and the settlements approved by the FERC that resolved all significant aspects of these complaints. The following is an update to that discussion.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the June 2022 MPSC settlement, Entergy Mississippi would continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. In March 2023 the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argued that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. In February 2025, System Energy and the MPSC resolved their dispute concerning the sale-leaseback renewal costs. As a result, the MPSC withdrew its protest at the FERC on System Energy’s tariff compliance filing. Entergy Mississippi will continue to pay the allocated sale-leaseback renewal costs of approximately $5.7 million annually and there are no refunds due for prior periods. In March 2025, System Energy filed a status report with the FERC explaining that the dispute is resolved.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Storm Cost Recovery Filings with Retail Regulators

See Note 2 to the financial statements in the Form 10-K for discussion regarding storm cost recovery filings. The following is an update to that discussion.

Entergy Louisiana

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy Louisiana. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages.

In December 2024, and subsequently amended in an errata filed in February 2025, Entergy Louisiana submitted an application to the LPSC seeking a determination that approximately $183.6 million in storm restoration costs associated with Hurricane Francine were reasonable and necessary and, therefore, eligible for recovery from customers, as well as approval to recover approximately $3.6 million in certain carrying costs from customers. In February 2025, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting a revenue increase of $17.8 million from funds approved by the LPSC (on an interim basis) for Hurricane Francine recovery costs. The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the 2023 formula rate plan filing above. Also in February 2025, Entergy Louisiana withdrew $33.5 million from its funded storm reserves. In March 2025 a status conference was held in which a procedural schedule was established including a hearing in November 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

Historical share and share-based data presented in the accompanying financial statements has been retroactively adjusted to reflect the two-for-one forward stock split of Entergy Corporation common stock effective December 12, 2024. See Note 7 to the financial statements in the Form 10-K for discussion of the stock split.

The following table presents Entergy’s basic and diluted earnings per share calculations for the three months ended March 31, 2025 and 2024, included on the consolidated income statements:

	For the Three Months Ended March 31,
	2025		2024
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$362,422		$76,536
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	1,662		1,255
Net income attributable to Entergy Corporation	$360,760		$75,281
Basic shares and earnings per average common share	430.3	$0.84	426.3	$0.18
Average dilutive effect of:
Stock options	0.9	—	0.5	—
Other equity plans	1.5	—	0.9	—
Equity forwards	7.9	(0.02)	—	—
Diluted shares and earnings per average common shares	440.6	$0.82	427.7	$0.18

Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 244,091 stock options outstanding for the three months ended March 31, 2025 and 2,282,518 stock options outstanding for the three months ended March 31, 2024 because their effect would have been antidilutive. Until settlement of the forward sale agreements discussed below in “Equity Distribution Program” and “Equity Forward Sale Agreements,” earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. The calculation of diluted earnings per share excluded 185,897 shares for the three months ended March 31, 2025 and 3,820,510 shares for the three months ended March 31, 2024 under forward sale agreements outstanding because their effect would have been antidilutive.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.60 for the three months ended March 31, 2025 and $0.57 for the three months ended March 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(System Energy)

In February 2025, System Energy paid its parent, Entergy Corporation, a $20 million distribution out of its common stock.

Equity Distribution Program

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. The following are updates to that discussion.

In February 2025, Entergy Corporation increased by an additional $1.5 billion the aggregate gross sales price authorized under its at the market equity distribution program pursuant to the terms of the equity distribution sales agreement for such program. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of March 31, 2025, an aggregate gross sales price of approximately $2.8 billion has been sold under the at the market equity distribution program.

During the three months ended March 31, 2025 and 2024, there were no shares of common stock issued under the at the market equity distribution program.

The following forward sale agreements were entered into by Entergy Corporation under its at the market equity distribution program during the three months ended March 31, 2025:

Effective Date	Shares of Common Stock per Forward Sale Agreement	Maturity Date	Forward Sale Price per Share	Gross Sales Price	Forward Sellers Fees
			(Dollars In Thousands, Except Per Share Data)
March 2025	2,713,790	August 2026	$84.77	$232,216	$2,322

Equity Forward Sale Agreements

In March 2025, Entergy marketed an equity offering of 17.8 million shares of Entergy Corporation common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with several forward counterparties. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the forward sale agreements occur. The forward sale agreements require Entergy to, at its election on or prior to September 30, 2026, either (1) physically settle the transactions by issuing the total of 17.8 million shares of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $81.87 per share) or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. If Entergy had elected to net share settle the forward sale agreements as of March 31, 2025, Entergy would have been required to deliver 0.7 million shares.

Treasury Stock

During the three months ended March 31, 2025, Entergy Corporation reissued 1,193,693 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and

Entergy Corporation and Subsidiaries
Notes to Financial Statements
other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2025.

Retained Earnings

On April 7, 2025, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.60 per share, payable on June 2, 2025 to holders of record as of May 2, 2025.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$42,769	($162,460)

Amounts reclassified from accumulated other comprehensive income (loss)	(3,729)	(3,668)
Net other comprehensive loss for the period	(3,729)	(3,668)

Ending balance, March 31,	$39,040	($166,128)

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended March 31, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$53,658	$54,798

Amounts reclassified from accumulated other comprehensive income	(971)	(2,024)
Net other comprehensive loss for the period	(971)	(2,024)

Ending balance, March 31,	$52,687	$52,774

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended March 31, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$3,462	$3,473	(a)
Amortization of net gain	2,551	1,397	(a)
Total amortization	6,013	4,870
Income taxes	(2,284)	(1,202)	Income taxes
Total amortization (net of tax)	$3,729	$3,668

Total reclassifications for the period (net of tax)	$3,729	$3,668

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended March 31, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$1,136	$1,136	(a)
Amortization of net gain	1,719	1,634	(a)
Total amortization	2,855	2,770
Income taxes	(1,884)	(746)	Income taxes
Total amortization (net of tax)	$971	$2,024

Total reclassifications for the period (net of tax)	$971	$2,024

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2029. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  As there were no borrowings under the facility for the three months ended March 31, 2025, the estimated interest rate as of March 31, 2025 that would have been applied

Entergy Corporation and Subsidiaries
Notes to Financial Statements
to outstanding borrowings under the facility was 5.92%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of March 31, 2025:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of March 31, 2025, Entergy Corporation had $1,330 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2025 was 4.66%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2025 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2025	Letters of Credit Outstanding as of March 31, 2025
Entergy Arkansas	April 2026	$25 million (b)	6.27%	$—	$—
Entergy Arkansas	June 2029	$300 million (c)	5.55%	$—	$—
Entergy Louisiana	June 2029	$400 million (c)	5.67%	$—	$—
Entergy Mississippi	June 2029	$300 million (c)	5.55%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	6.05%	$—	$—
Entergy Texas	June 2029	$300 million (c)	5.67%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of March 31, 2025 that would have been applied to outstanding borrowings under the facility.
(b)Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.
(c)The credit facility includes fronting commitments for the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $5 million for Entergy Mississippi; $10 million for Entergy New Orleans; and $25 million for Entergy Texas.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2025:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2025 (a) (b)
Entergy Arkansas	$25 million	0.78%	$17.1 million
Entergy Louisiana	$125 million	0.78%	$56.2 million
Entergy Mississippi	$65 million	0.78%	$32.6 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$105.4 million

(a)As of March 31, 2025, no letters of credit were posted with MISO to cover financial transmission rights at the Utility operating companies.
(b)As of March 31, 2025, the letters of credit issued for Entergy Mississippi include $31.3 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have FERC-authorized short-term borrowing limits effective through January 2027. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2025 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of March 31, 2025:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2025
		(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	5.44%	$5.4
Entergy Louisiana River Bend VIE	June 2027	$105	5.43%	$72.3
Entergy Louisiana Waterford VIE	June 2027	$105	5.43%	$65.3
System Energy VIE	June 2027	$120	5.43%	$58.9

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

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of March 31, 2025 as follows:

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

As of March 31, 2025, Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained financing authorization from the FERC that extends through January 2027 for issuances by its nuclear fuel company VIEs.

Debt Issuances and Retirements

(Entergy Louisiana)

In January 2025, Entergy Louisiana issued $750 million of 5.80% Series mortgage bonds due March 2055. Entergy Louisiana used the proceeds, together with other funds: (1) to repay, prior to maturity, its $190 million of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
3.78% Series mortgage bonds due April 2025; (2) to repay, prior to maturity, its $110 million of 3.78% Series mortgage bonds due April 2025; (3) for capital expenditures; and (4) for general corporate purposes.

(Entergy Mississippi)

In March 2025, Entergy Mississippi issued $600 million of 5.80% Series mortgage bonds due April 2055. Entergy Mississippi expects to use the proceeds, together with other funds, to finance a portion of the construction of the Delta Blues Advanced Power Station, the Delta Solar facility, and the Penton Solar facility, and for general corporate purposes.

(Entergy New Orleans)

In February 2025, Entergy New Orleans entered into a term loan credit agreement providing a $80 million unsecured term loan due March 2026. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable adjustment. The rate set as of March 31, 2025 was 5.77%. Entergy New Orleans received the funds in March 2025 and used the proceeds to repay, at maturity, its $78 million of 3.00% Series mortgage bonds due March 2025 and for general corporate purposes.

(Entergy Texas)

In February 2025, Entergy Texas issued $500 million of 5.25% Series mortgage bonds due April 2035. Entergy Texas expects to use the proceeds, together with other funds, to finance the construction of the Orange County Advanced Power Station and the Lone Star Power Station, and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of March 31, 2025 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$29,594,991	$26,976,295
Entergy Arkansas	$5,107,853	$4,538,510
Entergy Louisiana	$10,405,643	$9,371,023
Entergy Mississippi	$3,020,618	$2,712,650
Entergy New Orleans	$737,355	$697,047
Entergy Texas	$4,047,376	$3,723,403
System Energy	$1,076,797	$1,063,300

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of December 31, 2024 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$27,991,595	$25,181,802
Entergy Arkansas	$5,122,494	$4,546,643
Entergy Louisiana	$9,866,453	$8,751,266
Entergy Mississippi	$2,427,073	$2,116,246
Entergy New Orleans	$735,467	$697,466
Entergy Texas	$3,552,443	$3,176,230
System Energy	$1,089,736	$1,063,946

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

In February 2025 the Board approved and Entergy granted long-term incentive awards in the form of options on 366,136 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $17.43 per option.  As of March 31, 2025, there were options on 3,176,358 shares of common stock outstanding with a weighted-average exercise price of $56.58.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2025.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2025 was $91.8 million.

The following table includes financial information for stock options for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.1	$1.1
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.5

Other Equity Awards

In February 2025 the Board approved and Entergy granted long-term incentive awards in the form of 510,009 restricted stock awards and 187,036 performance units under the 2019 Omnibus Incentive Plan.  The restricted stock awards were made effective on February 6, 2025 and were valued at $82.79 per share, which was the closing price of Entergy Corporation’s common stock on the grant date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements
upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date.

The performance units represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. To emphasize the importance of environmental stewardship, specifically of carbon-free generation and resilience, an environmental achievement measure was selected as one of the performance measures for the 2025-2027 performance period. For the 2025-2027 performance period, performance will be measured based eighty percent on relative total shareholder return and twenty percent on the environmental achievement measure.  The performance units were granted on February 6, 2025 and eighty percent were valued at $115.13 per share based on various factors, primarily market conditions; and twenty percent were valued at $82.79 per share, the closing price of Entergy Corporation’s common stock on the grant date.  Performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period, and compensation cost for the portion of the award based on the selected environmental achievement measure will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$10.0	$9.9
Tax benefit recognized in Entergy’s consolidated net income	$2.5	$2.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.8	$4.5

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the three months ended March 31, 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$23,617	$23,376
Interest cost on projected benefit obligation	59,680	70,626
Expected return on assets	(75,280)	(95,980)
Recognized net loss	13,309	15,120
Net pension cost	$21,326	$13,142

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the three months ended March 31, 2025 and 2024, included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,427	$5,454	$1,304	$411	$1,024	$1,372
Interest cost on projected benefit obligation	13,814	14,704	3,699	1,647	2,973	3,585
Expected return on assets	(17,676)	(18,897)	(4,949)	(2,174)	(3,889)	(4,575)
Recognized net loss	4,791	2,268	822	415	454	1,114
Net pension cost	$5,356	$3,529	$876	$299	$562	$1,496

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,099	$5,551	$1,284	$440	$961	$1,384
Interest cost on projected benefit obligation	13,217	13,961	3,521	1,569	2,831	3,391
Expected return on assets	(18,155)	(19,447)	(5,113)	(2,204)	(4,077)	(4,648)
Recognized net loss	5,746	2,602	1,140	470	393	1,165
Net pension cost	$4,907	$2,667	$832	$275	$108	$1,292

Non-Qualified Net Pension Cost

Entergy recognized $2.5 million and $2.7 million in pension cost for its non-qualified pension plans for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the three months ended March 31, 2025 and 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$47	$36	$90	$35	$39
2024	$68	$51	$83	$31	$62

For the three months ended March 31, 2025 and 2024 there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Components of Net Other Postretirement Benefits Income

Entergy’s other postretirement benefits income, including amounts capitalized, for the three months ended March 31, 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$2,757	$3,126
Interest cost on accumulated postretirement benefits obligation (APBO)	9,690	9,852
Expected return on assets	(10,209)	(10,569)
Amortization of prior service credit	(5,720)	(5,720)
Recognized net gain	(3,870)	(2,761)
Net other postretirement benefits income	($7,352)	($6,072)

The Registrant Subsidiaries’ other postretirement benefits income, including amounts capitalized, for their current and former employees for the three months ended March 31, 2025 and 2024 included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$572	$671	$162	$52	$159	$174
Interest cost on APBO	1,775	2,012	489	249	582	394
Expected return on assets	(4,225)	—	(1,328)	(1,445)	(2,452)	(702)
Amortization of prior service cost (credit)	524	(1,136)	(239)	(229)	(1,093)	(73)
Recognized net (gain) loss	(353)	(1,811)	(57)	(27)	153	(7)
Net other postretirement benefits income	($1,707)	($264)	($973)	($1,400)	($2,651)	($214)

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$642	$700	$184	$51	$168	$175
Interest cost on APBO	1,833	1,999	486	253	603	398
Expected return on assets	(4,384)	—	(1,372)	(1,479)	(2,539)	(728)
Amortization of prior service cost (credit)	524	(1,136)	(239)	(229)	(1,093)	(73)
Recognized net (gain) loss	—	(1,738)	15	19	148	—
Net other postretirement benefits income	($1,385)	($175)	($926)	($1,385)	($2,713)	($228)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the three months ended March 31, 2025 and 2024:

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,493	($31)	$3,462
Amortization of net gain (loss)	(411)	3,070	(108)	2,551
	($411)	$6,563	($139)	$6,013
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(91)	1,811	(1)	1,719
	($91)	$2,947	($1)	$2,855

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,513	($40)	$3,473
Amortization of net gain (loss)	(1,138)	2,615	(80)	1,397
	($1,138)	$6,128	($120)	$4,870
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(104)	1,738	—	1,634
	($104)	$2,874	$—	$2,770

Accounting for Pension and Other Postretirement Benefits

In accordance with accounting standards, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Employer Contributions

Based on current assumptions, Entergy expects to contribute $240 million to its qualified pension plans in 2025.  As of March 31, 2025, Entergy had contributed $52.9 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2025 pension contributions	$35,544	$41,253	$8,064	$5,016	$7,725	$15,668
Pension contributions made through March 2025	$10,776	$9,513	$2,580	$1,144	$1,745	$3,328
Remaining estimated pension contributions to be made in 2025	$24,768	$31,740	$5,484	$3,872	$5,980	$12,340

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy has a single reportable segment, Utility, which includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana.  Parent & Other includes the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.

The following table includes operating revenues and significant expense categories regularly provided to the chief operating decision maker for the Utility segment, a reconciliation of Utility operating revenues to Entergy’s consolidated operating revenues, and a reconciliation of Utility net income to consolidated net income and net income attributable to Entergy Corporation for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Thousands)
Utility operating revenues	$2,829,597	$2,772,173

Reconciliation of revenues:
Other revenues (a)	17,303	22,476
Elimination of intersegment revenues	(26)	(21)
Consolidated operating revenues	2,846,874	2,794,628

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	338,983	604,404
Purchased power	342,084	219,194
Other operation and maintenance expenses	662,474	680,715
Other regulatory charges (credits) - net	(16,843)	109,346
Other Utility items (b)	1,011,857	962,534
Utility net income	491,042	195,980

Reconciliation of net income:
Other loss	(53,372)	(39,883)
Elimination of intersegment loss	(75,248)	(79,561)
Consolidated net income	362,422	76,536
Preferred dividend requirements of subsidiaries and noncontrolling interests (c)	1,662	1,255
Net income attributable to Entergy Corporation	$360,760	$75,281

(a)See Note 12 to the financial statements herein and Note 19 to the financial statements in the Form 10-K for discussion of other revenues.
(b)Other Utility items includes nuclear refueling outage expenses, asset write-offs, decommissioning expenses, taxes other than income taxes, depreciation and amortization expenses, other income, interest expense, and income tax expense.
(c)Preferred dividend requirements of subsidiaries and noncontrolling interests is substantially derived from the Utility segment. See Note 6 to the financial statements in the Form 10-K for discussion of preferred stock and noncontrolling interests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following tables present segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the three months ended March 31, 2025 and 2024:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2025
Depreciation, amortization, and decommissioning	$567,187	$1,685	$—	$568,872
Interest and investment income	$107,175	$1,688	($75,457)	$33,406
Interest expense	$267,131	$62,869	($209)	$329,791
Income taxes	$114,273	($14,232)	$—	$100,041
Total assets as of March 31, 2025	$70,774,423	$733,093	($4,887,107)	$66,620,409
Total expenditures for additions to long-lived assets	$1,749,817	$191	$—	$1,750,008
2024
Asset write-offs, impairments, and related charges (credits)	$131,775	$—	$—	$131,775
Depreciation, amortization, and decommissioning	$551,489	$1,554	$—	$553,043
Interest and investment income	$225,251	$5,368	($79,922)	$150,697
Interest expense	$212,148	$55,413	($361)	$267,200
Income taxes	$34,548	($13,554)	$—	$20,994
Total assets as of December 31, 2024	$68,951,564	$721,459	($4,882,991)	$64,790,032
Total expenditures for additions to long-lived assets	$1,266,823	$258	$—	$1,267,081

Eliminations are primarily intersegment activity. All of Entergy’s goodwill is related to the Utility segment.

Registrant Subsidiaries

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one operating and reportable segment, an integrated utility business which includes the generation, transmission, and distribution of electric power; and operation of a small natural gas distribution business at each of Entergy Louisiana and Entergy New Orleans. System Energy has one operating and reportable segment, which is an electricity generation business. Each of the Registrant Subsidiaries’ operations are managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results. All segment financial information for the Registrant Subsidiaries is as reported on the respective financial statements for each of the Registrant Subsidiaries.

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk

Entergy Corporation and Subsidiaries
Notes to Financial Statements
including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk associated with the price of fuel.

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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps as of March 31, 2025 is 7 months for Entergy Mississippi. The total volume of natural gas swaps outstanding as of March 31, 2025 is 12,246,850 MMBtu for Entergy and Entergy Mississippi. As of March 31, 2025, Entergy Louisiana and Entergy New Orleans had no outstanding natural gas swaps. Credit support for these natural gas swaps is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2024, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2024 through May 31, 2025. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2025 is 24,226 GWh for Entergy, including 5,865 GWh for Entergy Arkansas, 10,036 GWh for Entergy Louisiana, 3,781 GWh for Entergy Mississippi, 1,001 GWh for Entergy New Orleans, and 3,501 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations business is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of March 31, 2025 and December 31, 2024. No letters of credit were posted with MISO to cover financial transmission rights exposure as of March 31, 2025. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2024.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and

Entergy Corporation and Subsidiaries
Notes to Financial Statements
are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2025
Assets:
Natural gas swaps	Prepayments and other	$8	$—	$8

Financial transmission rights	Prepayments and other	$7	$—	$7

2024
Assets:
Natural gas swaps	Prepayments and other	$2	$—	$2

Financial transmission rights	Prepayments and other	$21	($1)	$20

Liabilities:
Financial transmission rights	Other current liabilities	($—)	$1	$1

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $2 million as of December 31, 2024

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2025 and 2024 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$11
Financial transmission rights	Purchased power expense	(b)	$49

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
Financial transmission rights	Purchased power expense	(b)	$53

(a)Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

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

The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of March 31, 2025 and December 31, 2024 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2025
Assets:
Natural gas swaps	Prepayments and other	$8.4	$—	$8.4	Entergy Mississippi

Financial transmission rights	Prepayments and other	$3.0	$—	$3.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$3.4	$—	$3.4	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.4	$—	$0.4	Entergy New Orleans
Financial transmission rights	Prepayments and other	$0.6	($0.2)	$0.4	Entergy Texas

Liabilities:
Financial transmission rights	Other current liabilities	($0.2)	$0.3	$0.1	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2024
Assets:
Natural gas swaps	Prepayments and other	$1.6	$—	$1.6	Entergy Mississippi

Financial transmission rights	Prepayments and other	$8.6	($0.1)	$8.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.7	($0.1)	$8.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.0	($0.1)	$1.9	Entergy Texas

Liabilities:
Financial transmission rights	Other current liabilities	($0.4)	$0.9	$0.5	Entergy Mississippi

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $0.5 million for Entergy Arkansas, $0.1 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.3 million for Entergy Texas as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended March 31, 2025 and 2024 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$11.4	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$18.8	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$22.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.5	(b)	Entergy Texas

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$5.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.5	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$26.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$16.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.5	(b)	Entergy Texas

(a)Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Level 2 consists primarily of individually-owned debt instruments and gas swaps valued using observable inputs.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.  The assessment

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,444	$—	$—	$1,444
Decommissioning trust funds (a):
Equity securities	41	—	—	41
Debt securities	861	1,230	—	2,091
Common trusts (b)				3,315
Securitization recovery trust account	10	—	—	10
Storm reserve escrow accounts	300	—	—	300
Natural gas swaps	8	—	—	8
Financial transmission rights	—	—	7	7
	$2,664	$1,230	$7	$7,216

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$811	$—	$—	$811
Decommissioning trust funds (a):
Equity securities	30	—	—	30
Debt securities	848	1,199	—	2,047
Common trusts (b)				3,486
Securitization recovery trust account	4	—	—	4
Storm reserve escrow accounts	340	—	—	340
Natural gas swaps	2	—	—	2
Financial transmission rights	—	—	20	20
	$2,035	$1,199	$20	$6,740

Liabilities:
Financial transmission rights	$—	$—	$1	$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Millions)
Balance as of January 1,	$20	$21
Gains included as a regulatory liability/asset	36	41
Settlements	(49)	(53)
Balance as of March 31,	$7	$9

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$54.9	$—	$—	$54.9
Decommissioning trust funds (a):
Equity securities	19.5	—	—	19.5
Debt securities	265.9	324.2	—	590.1
Common trusts (b)				961.6
Financial transmission rights	—	—	3.0	3.0
	$340.3	$324.2	$3.0	$1,629.1

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	259.9	319.1	—	579.0
Common trusts (b)				1,012.5
Financial transmission rights	—	—	8.5	8.5
	$276.2	$319.1	$8.5	$1,616.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$392.0	$—	$—	$392.0
Decommissioning trust funds (a):
Equity securities	17.1	—	—	17.1
Debt securities	329.2	596.9	—	926.1
Common trusts (b)				1,435.0
Storm reserve escrow account	226.0	—	—	226.0
Financial transmission rights	—	—	3.4	3.4
	$964.3	$596.9	$3.4	$2,999.6

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$326.8	$—	$—	$326.8
Decommissioning trust funds (a):
Equity securities	14.5	—	—	14.5
Debt securities	326.0	582.1	—	908.1
Common trusts (b)				1,506.5
Storm reserve escrow account	256.7	—	—	256.7
Financial transmission rights	—	—	8.6	8.6
	$924.0	$582.1	$8.6	$3,021.2

Entergy Mississippi

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$598.0	$—	$—	$598.0
Natural gas swaps	8.4	—	—	8.4
	$606.4	$—	$—	$606.4

Liabilities:
Financial transmission rights	$—	$—	$0.1	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$155.5	$—	$—	$155.5
Natural gas swaps	1.6	—	—	1.6
	$157.1	$—	$—	$157.1

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

Entergy New Orleans

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.9	$—	$—	$13.9
Securitization recovery trust account	0.9	—	—	0.9
Storm reserve escrow account	74.3	—	—	74.3
Financial transmission rights	—	—	0.4	0.4
	$89.1	$—	$0.4	$89.5

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.4	$—	$—	$31.4
Securitization recovery trust account	1.6	—	—	1.6
Storm reserve escrow account	83.7	—	—	83.7
Financial transmission rights	—	—	1.3	1.3
	$116.7	$—	$1.3	$118.0

Entergy Texas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$298.0	$—	$—	$298.0
Securitization recovery trust account	8.8	—	—	8.8
Financial transmission rights	—	—	0.4	0.4
	$306.8	$—	$0.4	$307.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$184.7	$—	$—	$184.7
Securitization recovery trust account	2.7	—	—	2.7
Financial transmission rights	—	—	1.9	1.9
	$187.4	$—	$1.9	$189.3

System Energy

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.4	$—	$—	$2.4
Decommissioning trust funds (a):
Equity securities	3.7	—	—	3.7
Debt securities	266.0	308.9	—	574.9
Common trusts (b)				918.7
	$272.1	$308.9	$—	$1,499.7

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.5	$—	$—	$28.5
Decommissioning trust funds (a):
Equity securities	2.4	—	—	2.4
Debt securities	262.4	297.4	—	559.8
Common trusts (b)				966.9
	$293.3	$297.4	$—	$1,557.6

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$8.6	$8.6	($0.5)	$1.3	$1.9
Gains included as a regulatory liability/asset	13.2	16.8	2.4	1.3	2.0
Settlements	(18.8)	(22.0)	(2.0)	(2.2)	(3.5)
Balance as of March 31,	$3.0	$3.4	($0.1)	$0.4	$0.4

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$6.0	$9.8	$1.4	$1.1	$2.4
Gains included as a regulatory liability/asset	23.7	10.5	0.3	0.5	6.3
Settlements	(26.9)	(16.2)	(1.1)	(1.1)	(7.5)
Balance as of March 31,	$2.8	$4.1	$0.6	$0.5	$1.2

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires certain of the Utility operating companies and System Energy to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1 and 2, River Bend, Waterford 3, and Grand Gulf. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

Entergy records decommissioning trust funds on the balance sheet at their fair value. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, for unrealized gains/(losses) on investment securities, the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other long-term liabilities on the consolidated balance sheets of Entergy and Entergy Louisiana for the unrealized trust earnings not currently expected to be needed to decommission the plant. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three months ended March 31, 2025 on equity securities still held as of March 31, 2025 were $190 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The available-for-sale debt securities held as of March 31, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$2,091	$2,047
Unrealized gains	$15	$7
Unrealized losses	$62	$80

As of March 31, 2025 and December 31, 2024, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,138 million as of March 31, 2025 and $2,121 million as of December 31, 2024.  As of March 31, 2025, available-for-sale debt securities had an average coupon rate of approximately 4.12%, an average duration of approximately 6.35 years, and an average maturity of approximately 10.94 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$638	$14	$1,102	$24
More than 12 months	469	48	510	56
Total	$1,107	$62	$1,612	$80

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$29	$36
1 year - 5 years	551	574
5 years - 10 years	639	629
10 years - 15 years	205	166
15 years - 20 years	216	218
20 years+	451	424
Total	$2,091	$2,047

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Millions)
Proceeds from disposition of securities	$262	$169
Realized gains	$1	$—
Realized losses	$4	$7

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the three months ended March 31, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of March 31, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$590.1	$579.0
Unrealized gains	$4.0	$1.2
Unrealized losses	$18.1	$25.8

The amortized cost of available-for-sale debt securities was $604.3 million as of March 31, 2025 and $603.5 million as of December 31, 2024.  As of March 31, 2025, the available-for-sale debt securities had an average coupon rate of approximately 3.71%, an average duration of approximately 6.24 years, and an average maturity of approximately 8.49 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2025 on equity securities still held as of March 31, 2025 were $56.9 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$158.4	$3.9	$282.8	$8.2
More than 12 months	183.0	14.2	195.0	17.6
Total	$341.4	$18.1	$477.8	$25.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$25.2	$31.7
1 year - 5 years	144.0	142.5
5 years - 10 years	234.8	231.0
10 years - 15 years	71.2	62.2
15 years - 20 years	64.2	62.8
20 years+	50.7	48.8
Total	$590.1	$579.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Millions)
Proceeds from disposition of securities	$—	$12.4
Realized gains	$—	$—
Realized losses	$—	$0.4

During three months ended March 31, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of March 31, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$926.1	$908.1
Unrealized gains	$6.3	$3.6
Unrealized losses	$23.1	$26.9

The amortized cost of available-for-sale debt securities was $943 million as of March 31, 2025 and $931.5 million as of December 31, 2024.  As of March 31, 2025, the available-for-sale debt securities had an average coupon rate of approximately 4.37%, an average duration of approximately 6.43 years, and an average maturity of approximately 12.67 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2025 on equity securities still held as of March 31, 2025 were $78.8 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$324.8	$6.7	$543.8	$8.8
More than 12 months	165.0	16.4	178.4	18.1
Total	$489.8	$23.1	$722.2	$26.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$3.7	$4.4
1 year - 5 years	221.2	188.2
5 years - 10 years	212.0	259.4
10 years - 15 years	97.4	80.9
15 years - 20 years	103.6	106.1
20 years+	288.2	269.1
Total	$926.1	$908.1

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Millions)
Proceeds from disposition of securities	$110.0	$48.4
Realized gains	$0.1	$0.2
Realized losses	$1.5	$2.9

During the three months ended March 31, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of March 31, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$574.9	$559.8
Unrealized gains	$4.7	$1.9
Unrealized losses	$20.6	$27.6

The amortized cost of available-for-sale debt securities was $590.7 million as of March 31, 2025 and $585.5 million as of December 31, 2024.  As of March 31, 2025, the available-for-sale debt securities had an average coupon rate of approximately 4.16%, an average duration of approximately 6.35 years, and an average maturity of approximately 10.71 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2025 on equity securities still held as of March 31, 2025 were $53.8 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$154.4	$2.9	$275.6	$6.8
More than 12 months	120.6	17.7	136.8	20.8
Total	$275.0	$20.6	$412.4	$27.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$0.2	$0.2
1 year - 5 years	185.8	243.7
5 years - 10 years	192.4	138.9
10 years - 15 years	36.2	22.7
15 years - 20 years	48.6	49.4
20 years+	111.7	104.9
Total	$574.9	$559.8

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2025 and 2024:

	2025	2024
	(In Millions)
Proceeds from disposition of securities	$152.3	$108.0
Realized gains	$0.6	$0.2
Realized losses	$2.7	$3.5

During the three months ended March 31, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.
NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Audits” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax audits, the Tax Cuts and Jobs Act, and other income tax matters involving Entergy. There are no material updates to the information discussed in Note 3 to the financial statements in the Form 10-K.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of March 31, 2025 and December 31, 2024, the primary asset held by the storm trust I was $2.8 billion and $2.9 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $28.4 million as of March 31, 2025 and $28.8 million as of December 31, 2024.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of March 31, 2025 and December 31, 2024, the primary asset held by the storm trust II was $1.4 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $14.1 million as of March 31, 2025 and $13.9 million as of December 31, 2024.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the three months ended March 31, 2025 and the three months ended March 31, 2024.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of March 31, 2025, AR Searcy Partnership, LLC recorded assets equal to $128.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.8 million. As of December 31, 2024, AR Searcy Partnership, LLC recorded assets equal to $129.7 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of March 31, 2025, MS Sunflower Partnership, LLC recorded assets equal to $154.9 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $137.4 million. As of December 31, 2024, MS Sunflower Partnership, LLC recorded assets equal to $157.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $132.7 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Utility:
Residential	$1,113,304	$1,070,341
Commercial	684,007	691,851
Industrial	774,119	748,957
Governmental	62,819	65,310
Total billed retail	2,634,249	2,576,459

Sales for resale (a)	51,872	79,003
Other electric revenues (b)	76,218	36,035
Revenues from contracts with customers	2,762,339	2,691,497
Other Utility revenues (c)	(4,473)	15,009
Electric revenues	2,757,866	2,706,506

Natural gas revenues	71,731	65,667

Other revenues (d)	17,277	22,455

Total operating revenues	$2,846,874	$2,794,628

The Utility operating companies’ total revenues for the three months ended March 31, 2025 and 2024 were as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$274,606	$378,238	$186,308	$65,689	$208,463
Commercial	131,617	263,200	135,873	47,622	105,695
Industrial	149,065	465,707	47,345	5,654	106,348
Governmental	4,219	21,669	13,690	16,529	6,712
Total billed retail	559,507	1,128,814	383,216	135,494	427,218
Sales for resale (a)	36,729	111,548	28,097	3,889	2,395
Other electric revenues (b)	16,076	37,989	11,799	(565)	12,296
Revenues from contracts with customers	612,312	1,278,351	423,112	138,818	441,909
Other revenues (c)	1,199	(6,405)	597	107	30
Electric revenues	613,511	1,271,946	423,709	138,925	441,939
Natural gas revenues	—	29,601	—	42,130	—
Total operating revenues	$613,511	$1,301,547	$423,709	$181,055	$441,939

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$275,753	$345,027	$178,617	$67,677	$203,267
Commercial	141,307	256,696	132,318	53,226	108,304
Industrial	149,407	421,597	46,427	6,977	124,549
Governmental	4,698	21,821	13,330	18,354	7,107
Total billed retail	571,165	1,045,141	370,692	146,234	443,227
Sales for resale (a)	38,965	82,728	47,932	12,500	1,907
Other electric revenues (b)	9,342	37,945	(6,202)	(3,219)	(488)
Revenues from contracts with customers	619,472	1,165,814	412,422	155,515	444,646
Other revenues (c)	2,573	6,979	2,434	1,426	(155)
Electric revenues	622,045	1,172,793	414,856	156,941	444,491
Natural gas revenues	—	29,647	—	36,020	—
Total operating revenues	$622,045	$1,202,440	$414,856	$192,961	$444,491

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
(c)Other Utility revenues include the occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.
(d)Other revenues include the sale of electric power and capacity to wholesale customers, day-ahead sales of energy in a market administered by an ISO, and operation and management services fees.

NOTE 13.  HELD FOR SALE (Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

Held for Sale

See Note 14 to the financial statements in the Form 10-K for information regarding the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses. The following are updates to that discussion.

Natural Gas Distribution Businesses

On October 28, 2023, Entergy New Orleans and Entergy Louisiana each entered into separate purchase and sale agreements with respect to the sale of their respective regulated natural gas local distribution company businesses to two separate affiliates of Bernhard Capital Partners Management LP. Under the purchase and sale agreements, Entergy New Orleans has agreed to sell its regulated natural gas local distribution company business serving customers in the Parish of Orleans, Louisiana, and Entergy Louisiana has agreed to sell its regulated natural gas local distribution company business serving customers in the Parish of East Baton Rouge, Louisiana. The Entergy Louisiana and Entergy New Orleans natural gas distribution businesses are reflected in Entergy’s Utility reportable segment and in the respective single reportable segment for each of Entergy Louisiana and Entergy New Orleans.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Required regulatory approval was received from the LPSC and the City Council in August 2024 and December 2024, respectively. In February 2025 the Metropolitan Council of the Parish of East Baton Rouge approved the proposed sale of the Entergy Louisiana natural gas distribution business and also approved the assignment of the parish franchise from Entergy Louisiana to Delta Capital Gas Company, LLC (a Bernhard Capital Partners Management LP affiliate).

The transactions have two phases: (1) an “Initial Phase” prior to regulatory approvals in connection with both transactions; and (2) a “Second Phase” following regulatory approvals in connection with both transactions to the extent that certain conditions are satisfied or, where permissible, waived for both transactions. As described above, the transactions have received all required regulatory approvals, and the Second Phase commenced on March 5, 2025.

Under the purchase and sale agreements, the closing of the transactions is not required to occur earlier than six months following the initiation of the Second Phase; however, the parties may agree to close prior to that date. The purchase and sale agreements may be terminated by either party in the event the closing has not occurred prior to October 28, 2025. Neither transaction is subject to a financing condition for the applicable buyer.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
As of March 31, 2025 and December 31, 2024, the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses met the criteria to be classified as held for sale. As of March 31, 2025, neither Entergy Louisiana nor Entergy New Orleans has recognized any write downs of the natural gas distribution business assets as a result of their classification as held for sale, as neither sale is expected to result in a loss. The assets and liabilities of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses classified as held for sale on Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated balance sheets as of March 31, 2025 and December 31, 2024 included the following amounts:

	March 31, 2025			December 31, 2024
	Entergy	Entergy Louisiana	Entergy New Orleans	Entergy	Entergy Louisiana	Entergy New Orleans
	(In Thousands)			(In Thousands)
Deferred fuel	$5,318	$2,676	$2,642	$5,608	$727	$4,881
Fuel inventory - at average cost	3,506	802	2,704	4,493	702	3,791
Materials and supplies	5,065	1,121	3,944	5,451	1,045	4,406
Prepayments and other	2,009	81	1,928	22	—	22
Total current assets held for sale	$15,898	$4,680	$11,218	$15,574	$2,474	$13,100
Property, plant, and equipment - natural gas	$688,009	$308,239	$379,770	$679,502	$303,193	$376,309
Construction work in progress	3,441	1,287	2,154	2,959	1,085	1,874
Less - accumulated depreciation and amortization	(280,796)	(141,851)	(138,945)	(276,388)	(139,556)	(136,832)
Other regulatory assets	35,040	8,904	23,412	35,381	8,947	23,682
Goodwill (a)	6,403	—	—	6,474	—	—
Pension and other postretirement assets	14,916	—	19,724	14,663	—	19,499
Other	202	—	202	206	—	206
Total non-current assets held for sale	$467,215	$176,579	$286,317	$462,797	$173,669	$284,738
Accounts payable	$802	$802	$—	$702	$702	$—
Customer deposits	6,017	1,809	4,208	6,214	1,984	4,230
Taxes accrued	1,284	1,268	16	13	13	—
Other	1,349	541	808	1,401	589	812
Total current liabilities held for sale (b)	$9,452	$4,420	$5,032	$8,330	$3,288	$5,042
Regulatory liability for income taxes - net	$32,327	$5,418	$26,909	$31,575	$4,981	$26,594
Other regulatory liabilities	2,424	1,850	574	1,611	1,214	397
Pension and other postretirement liabilities	3,988	4,546	1,188	3,976	4,525	1,197
Other	3,610	1,110	2,500	3,844	1,194	2,650
Total non-current liabilities held for sale (c)	$42,349	$12,924	$31,171	$41,006	$11,914	$30,838

(a)    Goodwill is allocated to the natural gas distribution business based on its relative fair value compared to the retained portion of the reporting unit.
(b)    Included within other current liabilities on the respective consolidated balance sheets.
(c)    Included within other non-current liabilities on the respective consolidated balance sheets.

Entergy Louisiana and Entergy New Orleans will continue to recognize depreciation on the natural gas distribution businesses assets since they will continue to receive revenues through utility customer rates until the closing of the transaction, and because the final purchase price for the natural gas distribution businesses will be adjusted by an amount equal to that depreciation, among other adjustments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The pre-tax income for the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses, excluding interest and corporate allocations, included in Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated income statements for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
	(In Thousands)
Entergy	$22,016	$19,932
Entergy Louisiana	$9,775	$10,104
Entergy New Orleans	$12,241	$9,828

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2025, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Entergy Arkansas had net income of $86.5 million for the three months ended March 31, 2025 compared to a net loss of $32.3 million for the three months ended March 31, 2024 primarily due to a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. Also contributing to the net income were higher volume/weather and higher retail electric price, partially offset by higher depreciation and amortization expenses and higher interest expense. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the three months ended March 31, 2025 to the three months ended March 31, 2024:

Amount
(In Millions)
2024 operating revenues	$622.0
Fuel, rider, and other revenues that do not significantly affect net income	(59.6)
Retail electric price	16.2
Volume/weather	34.9
2025 operating revenues	$613.5

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing.

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals and technology industries, and an increase in demand from small industrial customers.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	2,210	1,966	12
Commercial	1,260	1,280	(2)
Industrial	2,542	2,268	12
Governmental	39	46	(15)
Total retail	6,051	5,560	9
Sales for resale:
Associated companies	536	462	16
Non-associated companies	563	966	(42)
Total	7,150	6,988	2

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Fuel, fuel-related expenses, and gas purchased for resale includes a credit of $9 million, recorded in first quarter 2024, for costs related to net metering. The costs were incurred in 2023 and included within Entergy Arkansas’s annual redetermination of its energy cost recovery rider filed in March 2024 due to a change in law in the state of Arkansas. See Note 2 to the financial statements in the Form 10-K for discussion of the March 2024 energy cost recovery rider filing.

Other operation and maintenance expenses decreased primarily due to a decrease of $4.1 million in power delivery expenses primarily due to lower scope of work performed in 2025 as compared to 2024 and contract costs of $2.9 million, in first quarter 2024, related to operational performance, customer service, and organizational health initiatives.

Asset write-offs includes a $131.8 million charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Walnut Bend Solar facility, which was placed in service in September 2024, and the West Memphis Solar facility and the Driver Solar facility, which were placed in service in December 2024.

Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in first quarter 2024.

Interest expense increased primarily due to the issuances of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024. The increase was partially offset by the repayment of $375 million of 3.70% Series mortgage bonds in June 2024.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Income Taxes

The effective income tax rate was 21% for the first quarter 2025. The accrual for state income taxes was offset by certain book and tax differences related to utility plant items and the amortization of excess state accumulated deferred income taxes as a result of tax rate changes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$4,747	$3,632

Net cash provided by (used in):
Operating activities	257,177	287,251
Investing activities	(161,111)	(371,389)
Financing activities	(45,753)	126,073
Net increase in cash and cash equivalents	50,313	41,935

Cash and cash equivalents at end of period	$55,060	$45,567

Operating Activities

Net cash flow provided by operating activities decreased $30.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•lower collections from customers; and
•higher fuel and purchased power payments.

Investing Activities

Net cash flow used in investing activities decreased $210.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to:

•the initial payment of approximately $169.7 million in February 2024 for the purchase of the Walnut Bend Solar facility;

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•a decrease of $27.5 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2025;
•a decrease of $27.4 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025; and
•net proceeds of $12.3 million in 2025 compared to net purchases of $11.2 million in 2024 as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by an increase of $21.3 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2025 and an increase of $11.7 million in non-nuclear generation construction expenditures primarily due to a higher scope of work during plant outages performed in 2025 as compared to 2024.

See Note 14 to the financial statements in the Form 10-K for discussion of the Walnut Bend Solar facility purchase.

Financing Activities

Entergy Arkansas’s financing activities used $45.8 million of cash for the three months ended March 31, 2025 compared to providing $126.1 million of cash for the three months ended March 31, 2024 primarily due to the following activity:

•a capital contribution of approximately $275 million received from Entergy Corporation in 2024 in anticipation of upcoming expenditures, including the acquisition of the Walnut Bend Solar facility;
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024;
•a decrease in net repayments of $53.1 million on the nuclear fuel company variable interest entity’s credit facility; and
•money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $15.2 million for the three months ended March 31, 2025 compared to decreasing by $145.4 million for the three months ended March 31, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	March 31, 2025	December 31, 2024
Debt to capital	53.1%	53.6%
Effect of subtracting cash	(0.3%)	—%
Net debt to net capital (non-GAAP)	52.8%	53.6%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Arkansas’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Arkansas’s capital investments or operations and maintenance expenses; operational impacts, such as supply chain, manufacturing or raw materials sourcing disruptions which may affect Entergy Arkansas’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Arkansas’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
(In Thousands)
$9,608	($15,190)	$8,505	($145,385)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2029. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2025, there were no cash borrowings under either credit facility and no letters of credit outstanding under the $300 million credit facility. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2025, $17.1 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of March 31, 2025, there were $5.4 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Lake Catherine Unit 5

As discussed in the Form 10-K, in November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Lake Catherine Unit 5, a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost, which excluded AFUDC and contingency among other items. Entergy Arkansas will have the opportunity to later present all actual costs to the APSC for review for a prudence determination, including any costs incremental to the benchmark. Entergy Arkansas is evaluating potential responses to the APSC order. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

Grand Gulf Credit Rider

As discussed in the Form 10-K, in June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC. In July 2024 the APSC approved the tariff, under which Entergy Arkansas would refund to retail customers a total of $100.6 million. Entergy Arkansas refunded $92.3 million of the total through one-time bill credits under the Grand Gulf credit rider during the August 2024 billing cycle. In March 2025, Entergy Arkansas included the remaining balance as a credit to retail customers in its energy cost recovery rider rate redetermination filing. See further discussion within “Energy Cost Recovery Rider” below. In April 2025 the APSC approved Entergy Arkansas’s proposal to include the remaining balance in its energy cost recovery rider effective with the first billing cycle of April 2025 and the withdrawal of the Grand Gulf credit rider after all credits have been issued.

Energy Cost Recovery Rider

In March 2025, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.00882 per kWh to $0.01333 per kWh. The annual redetermination included a credit related to the remaining balance due to retail customers from the System Energy settlement with the APSC, plus carrying charges and interest. See “Retail Rates - Grand Gulf Credit Rider” above for further discussion. The primary reason for the rate increase is an adjustment to account for projected increases in natural gas prices in 2025. This adjustment is expected to reduce the rate change that will be

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
reflected in its 2026 energy cost rate redetermination. The redetermined rate of $0.01333 per kWh became effective with the first billing cycle in April 2025 through the normal operation of the tariff.

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

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024. In December 2024 the United States Court of Appeals for the Eighth Circuit affirmed the decision of the U.S. District Court for the Eastern District of Arkansas, and Entergy Arkansas filed a petition for rehearing en banc. In January 2025 the United States Court of Appeals for the Eighth Circuit denied Entergy Arkansas’s petition. In April 2025, Entergy Arkansas filed a petition for certiorari with the United States Supreme Court.

Generating Arkansas Jobs Act of 2025

In March 2025 the State of Arkansas passed the Generating Arkansas Jobs Act of 2025, now Act 373 (Act 373), that authorizes the recovery of financing costs during construction of generation and transmission investments through a rider separate from the formula rate plan. Act 373 also permits cost recovery of those investments when completed and in service, either through the next general rate case proceeding or under the formula rate plan. Act 373 streamlines and simplifies the regulatory approval process and provides increased timeliness and certainty of cost recovery.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)
OPERATING REVENUES
Electric	$613,511	$622,045

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	47,559	106,439
Purchased power	64,947	52,320
Nuclear refueling outage expenses	10,581	14,088
Other operation and maintenance	171,518	178,041
Asset write-offs	—	131,775
Decommissioning	24,622	22,647
Taxes other than income taxes	35,981	36,224
Depreciation and amortization	113,268	102,991
Other regulatory charges (credits) - net	(5,117)	48,619
TOTAL	463,359	693,144

OPERATING INCOME (LOSS)	150,152	(71,099)

OTHER INCOME
Allowance for equity funds used during construction	4,262	5,532
Interest and investment income	13,579	72,760
Miscellaneous - net	(2,778)	(3,581)
TOTAL	15,063	74,711

INTEREST EXPENSE
Interest expense	57,743	49,265
Allowance for borrowed funds used during construction	(2,053)	(2,699)
TOTAL	55,690	46,566

INCOME (LOSS) BEFORE INCOME TAXES	109,525	(42,954)

Income taxes	23,002	(10,674)

NET INCOME (LOSS)	86,523	(32,280)

Net loss attributable to noncontrolling interest	(1,191)	(1,818)

EARNINGS (LOSS) APPLICABLE TO MEMBER'S EQUITY	$87,714	($30,462)

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$86,523	($32,280)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	159,997	144,309
Deferred income taxes, investment tax credits, and non-current taxes accrued	38,647	8,754
Asset write-offs	—	131,775
Changes in assets and liabilities:
Receivables	20,884	27,640
Fuel inventory	(6,636)	(289)
Accounts payable	(10,943)	(36,137)
Taxes accrued	(1,370)	4,735
Interest accrued	25,947	16,868
Deferred fuel costs	(42,248)	18,179
Other working capital accounts	(1,447)	13,059
Provisions for estimated losses	4,441	4,387
Other regulatory assets	10,149	197,825
Other regulatory liabilities	(47,940)	21,357
Pension and other postretirement funded status	(13,269)	(15,541)
Other assets and liabilities	34,442	(217,390)
Net cash flow provided by operating activities	257,177	287,251
INVESTING ACTIVITIES
Construction expenditures	(156,345)	(180,227)
Allowance for equity funds used during construction	4,262	5,532
Payment for purchase of plant	(1,282)	(169,694)
Nuclear fuel purchases	(28,000)	(44,445)
Proceeds from sale of nuclear fuel	40,260	33,213
Proceeds from nuclear decommissioning trust fund sales	23,272	204,049
Investment in nuclear decommissioning trust funds	(33,721)	(211,342)
Changes in money pool receivable - net	(9,608)	(8,505)
Decrease in other investments	51	30
Net cash flow used in investing activities	(161,111)	(371,389)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	17,607	179,937
Retirement of long-term debt	(34,905)	(180,405)
Capital contribution from parent	—	275,000
Changes in money pool payable - net	(15,190)	(145,385)
Other	(13,265)	(3,074)
Net cash flow provided by (used in) financing activities	(45,753)	126,073

Net increase in cash and cash equivalents	50,313	41,935
Cash and cash equivalents at beginning of period	4,747	3,632
Cash and cash equivalents at end of period	$55,060	$45,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$31,134	$31,793
Noncash investing activities:
Accrued construction expenditures	$51,028	$35,791

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$154	$1,306
Temporary cash investments	54,906	3,441
Total cash and cash equivalents	55,060	4,747
Accounts receivable:
Customer	153,929	139,234
Allowance for doubtful accounts	(4,947)	(4,672)
Associated companies	47,076	35,412
Other	57,008	70,927
Accrued unbilled revenues	102,383	125,824
Total accounts receivable	355,449	366,725
Fuel inventory - at average cost	56,573	49,937
Materials and supplies	394,613	384,238
Deferred nuclear refueling outage costs	37,611	48,879
Prepayments and other	45,215	41,404
TOTAL	944,521	895,930

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,571,159	1,604,428
Other	796	797
TOTAL	1,571,955	1,605,225

UTILITY PLANT
Electric	16,407,844	16,371,182
Construction work in progress	434,808	320,447
Nuclear fuel	200,749	257,533
TOTAL UTILITY PLANT	17,043,401	16,949,162
Less - accumulated depreciation and amortization	6,367,812	6,275,150
UTILITY PLANT - NET	10,675,589	10,674,012

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,689,961	1,700,110
Other	210,061	198,706
TOTAL	1,900,022	1,898,816

TOTAL ASSETS	$15,092,087	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$39,988	$85,137
Other	219,594	210,040
Customer deposits	131,951	129,267
Taxes accrued	91,845	93,215
Interest accrued	64,324	38,377
Deferred fuel costs	2,910	45,158
Other	54,834	55,313
TOTAL	605,446	656,507

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,529,054	1,489,169
Accumulated deferred investment tax credits	25,769	26,069
Regulatory liability for income taxes - net	420,275	417,561
Other regulatory liabilities	780,511	831,165
Decommissioning	1,716,205	1,691,583
Accumulated provisions	80,920	76,479
Long-term debt	5,107,853	5,122,494
Other	275,707	298,951
TOTAL	9,936,294	9,953,471

Commitments and Contingencies

EQUITY
Member's equity	4,536,551	4,448,837
Noncontrolling interest	13,796	15,168
TOTAL	4,550,347	4,464,005

TOTAL LIABILITIES AND EQUITY	$15,092,087	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670

Net loss	(1,818)	(30,462)	(32,280)
Capital contribution from parent	—	275,000	275,000
Distributions to noncontrolling interest	(250)	—	(250)
Balance at March 31, 2024	$19,531	$3,983,609	$4,003,140

Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005

Net income (loss)	(1,191)	87,714	86,523
Distributions to noncontrolling interest	(181)	—	(181)
Balance at March 31, 2025	$13,796	$4,536,551	$4,550,347

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $71.5 million primarily due to higher volume/weather and higher other income, partially offset by higher interest expense and higher depreciation and amortization expense.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2025 to the first quarter 2024:

Amount
(In Millions)
2024 operating revenues	$1,202.4
Fuel, rider, and other revenues that do not significantly affect net income	43.3
Volume/weather	33.3
Retail electric price	22.5
2025 operating revenues	$1,301.5

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

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024, partially offset by decreases in formula rate plan revenues due to interim formula rate plan rate adjustments effective January 2025 and March 2025. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2023 formula rate plan proceeding.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Louisiana for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	3,169	2,815	13
Commercial	2,432	2,455	(1)
Industrial	8,533	7,761	10
Governmental	195	199	(2)
Total retail	14,329	13,230	8
Sales for resale:
Associated companies	1,448	1,258	15
Non-associated companies	228	382	(40)
Total	16,005	14,870	8

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in nuclear depreciation rates effective September 2024 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement.

Other income increased primarily due to higher interest earned on money pool investments, an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, and an increase in the amortization of tax gross ups on customer advances for construction. The increase was partially offset by changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust fund in first quarter 2024.

Interest expense increased primarily due to the issuance of $700 million of 5.15% Series mortgage bonds in August 2024 and the issuance of $750 million of 5.80% Series mortgage bonds in January 2025.

Income Taxes

The effective income tax rate was 17.5% for the first quarter 2025. The difference in the effective income tax rate for the first quarter 2025 versus the federal statutory rate of 21% was primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

The effective income tax rate was 17.6% for the first quarter 2024. The difference in the effective income tax rate for the first quarter 2024 versus the federal statutory rate of 21% was primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes and the amortization of deficient state accumulated deferred income taxes as a result of tax rate changes.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

Sale of Natural Gas Distribution Business

See Note 13 to the financial statements herein and the “Held For Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K discussion of the planned sale of Entergy Louisiana’s gas distribution business.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$327,102	$2,772

Net cash provided by (used in):
Operating activities	273,135	304,836
Investing activities	(696,217)	(483,943)
Financing activities	488,225	949,534
Net increase in cash and cash equivalents	65,143	770,427

Cash and cash equivalents at end of period	$392,245	$773,199

Operating Activities

Net cash flow provided by operating activities decreased $31.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to higher fuel and purchased power payments and the timing of recovery of fuel and purchased power costs, the timing of payments to vendors, and an increase of $61.1 million in interest paid. The decrease was partially offset by higher collections from customers. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $212.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to:

•an increase of $114.4 million in non-nuclear generation construction expenditures primarily due to higher spending on new generation resources in north Louisiana;
•an increase of $107.7 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system and higher capital expenditures for storm restoration in 2025. The increase in storm restoration expenditures is primarily due to Hurricane Francine restoration efforts in 2025;
•an increase in cash used of $102.3 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $88.6 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025; and
•an increase of $53 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2025.

The increase was partially offset by:

•money pool activity;
•a decrease of $29.1 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2025; and
•the receipt of $33.5 million from the storm reserve escrow account in 2025. See Note 2 to the financial statements herein for a discussion of the storm reserve funds.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $39.1 million for the three months ended March 31, 2025 compared to increasing by $218.1 million for the three months ended March 31, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $461.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to:

•the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds in March 2024;
•the repayment, prior to maturity, of $190 million of 3.78% Series mortgage bonds in March 2025;
•the repayment, prior to maturity, of $110 million of 3.78% Series mortgage bonds in March 2025; and
•a decrease of $35.5 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements.

The decrease was partially offset by:

•the issuance of $750 million of 5.80% Series mortgage bonds in January 2025;
•money pool activity;
•net long-term borrowings of $100 million in 2025 compared to net repayments of $6 million in 2024 on the nuclear fuel company variable interest entities’ credit facilities; and
•a decrease of $61.3 million in common equity distributions paid in 2025 in order to maintain Entergy Louisiana’s capital structure.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million for the three months ended March 31, 2024.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the net issuance of long-term debt in 2025.

	March 31, 2025	December 31, 2024
Debt to capital	46.9%	46.0%
Effect of subtracting cash	(1.0%)	(0.8%)
Net debt to net capital (non-GAAP)	45.9%	45.2%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Louisiana’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Louisiana’s capital investments or operations and maintenance expenses; operational impacts, such as supply chain, manufacturing or raw materials sourcing disruptions which may affect Entergy Louisiana’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Louisiana’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
(In Thousands)
$71,805	$32,668	$218,098	($156,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2029.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2025, there were no cash borrowings and no letters of credit

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2025, $56.2 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027.  As of March 31, 2025, $72.3 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $65.3 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Additional Generation and Transmission Resources

As discussed in the Form 10-K, in October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision. In April 2025 the LPSC staff and intervenors filed direct testimony. The LPSC staff’s testimony discusses the significant projected benefits associated with the data center project and also recommends that the LPSC impose certain conditions on its approval, including a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommends that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocate that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. Entergy Louisiana’s rebuttal testimony is due in May 2025, and a hearing is set for July 2025.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Transmission Projects

As discussed in the Form 10-K, in March 2024, Entergy Louisiana filed an application with the LPSC seeking an exemption determination, or alternatively, a certificate of public convenience and necessity, for a transmission project that includes a new 500 kV/230 kV Commodore substation and an approximately 60-mile 230 kV line connecting the new Commodore substation to the Waterford substation. In February 2025, Entergy Louisiana and the LPSC staff jointly filed, for consideration by the LPSC, an uncontested stipulated settlement agreement resolving all issues in the proceeding. The LPSC approved the uncontested stipulated settlement agreement in March 2025 and thereby granted certification of the project.

As discussed in the Form 10-K, in December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of the proposed project. Discovery is ongoing in the proceeding, and a hearing is set for August 2025.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2023 Formula Rate Plan Filing

As discussed in the Form 10-K, in August 2024, pursuant to the global stipulated settlement agreement, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan are temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. In January 2025, Entergy Louisiana and the LPSC filed a joint report indicating that no disputed issues remained in the proceeding and requesting that the LPSC issue an order accepting Entergy Louisiana’s evaluation report and, ultimately, resolving this matter. In March 2025 the LPSC issued an order accepting the evaluation report.

In December 2024, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed an interim rate adjustment for the 2023 test year reflecting the return of $25.1 million of refunds from the System Energy settlement with the LPSC to customers from January through August 2025. In February 2025, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting the divestiture of Entergy Louisiana’s share of Grand Gulf capacity and energy, which was effective as of January 1, 2025. The second interim rate adjustment also reflected a revenue

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
increase of $17.8 million for the recovery of Hurricane Francine costs as approved by the LPSC (on an interim basis). The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the Hurricane Francine proceeding in Note 2 to the financial statements herein. See Note 8 to the financial statements in the Form 10-K for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in January 2023 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2021 through 2022. In April 2025 the LPSC staff issued its audit report (for Entergy Louisiana’s gas operations), which included several prospective recommendations but no financial disallowances. The next procedural step is for the LPSC to review the report; however there is no deadline for completion of the LPSC’s review.

Storm Cost Recovery

In March 2025, Entergy Louisiana filed an application asking that the LPSC issue an order establishing a presumption, in future proceedings involving Entergy Louisiana’s petition for a financing order allowing securitization of storm costs, that the LPSC will enter a decision on the request for a financing order within 120 days from the date of the filing of the petition, while preserving the LPSC’s jurisdiction to complete its full prudence review. A procedural schedule has not been set.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)
OPERATING REVENUES
Electric	$1,271,946	$1,172,793
Natural gas	29,601	29,647
TOTAL	1,301,547	1,202,440

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	213,852	240,087
Purchased power	261,788	200,280
Nuclear refueling outage expenses	18,371	17,513
Other operation and maintenance	258,037	260,979
Decommissioning	19,417	19,664
Taxes other than income taxes	66,221	69,839
Depreciation and amortization	197,622	189,544
Other regulatory charges (credits) - net	(47,233)	(8,354)
TOTAL	988,075	989,552

OPERATING INCOME	313,472	212,888

OTHER INCOME
Allowance for equity funds used during construction	15,206	7,285
Interest and investment income	1,088	62,963
Interest and investment income - affiliated	76,571	80,404
Miscellaneous - net	17,071	(47,175)
TOTAL	109,936	103,477

INTEREST EXPENSE
Interest expense	121,334	97,195
Allowance for borrowed funds used during construction	(6,185)	(2,477)
TOTAL	115,149	94,718

INCOME BEFORE INCOME TAXES	308,259	221,647

Income taxes	54,062	38,924

NET INCOME	254,197	182,723

Net income attributable to noncontrolling interests	752	795

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$253,445	$181,928

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)

Net Income	$254,197	$182,723

Other comprehensive loss
Pension and other postretirement adjustment (net of tax benefit of $1,884, and $746)	(971)	(2,024)
Other comprehensive loss	(971)	(2,024)

Comprehensive Income	253,226	180,699
Net income attributable to noncontrolling interests	752	795
Comprehensive Income Applicable to Member’s Equity	$252,474	$179,904

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$254,197	$182,723
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	235,886	226,874
Deferred income taxes, investment tax credits, and non-current taxes accrued	154,018	126,334
Changes in working capital:
Receivables	(30,919)	39,860
Fuel inventory	2,458	4,236
Accounts payable	(15,853)	(109,430)
Prepaid taxes and taxes accrued	(57,828)	(26,684)
Interest accrued	(47,251)	(9,995)
Deferred fuel costs	(120,941)	6,940
Other working capital accounts	(6,688)	(101,798)
Changes in provisions for estimated losses	(25,824)	5,497
Changes in other regulatory assets	65,140	11,834
Changes in other regulatory liabilities	(101,039)	51,414
Changes in pension and other postretirement funded status	(10,612)	(12,466)
Other	(21,609)	(90,503)
Net cash flow provided by operating activities	273,135	304,836
INVESTING ACTIVITIES
Construction expenditures	(658,846)	(327,980)
Allowance for equity funds used during construction	15,206	7,285
Proceeds from sale of assets	366	—
Nuclear fuel purchases	(112,379)	(48,914)
Proceeds from sale of nuclear fuel	—	38,790
Payments to storm reserve escrow account	(2,728)	(3,299)
Receipt from storm reserve escrow account	33,456	—
Redemption of preferred membership interests of affiliate	88,022	85,027
Proceeds from nuclear decommissioning trust fund sales	158,694	149,334
Investment in nuclear decommissioning trust funds	(178,871)	(166,123)
Changes in money pool receivable - net	(39,137)	(218,098)
Decrease in other investments	—	35
Net cash flow used in investing activities	(696,217)	(483,943)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,088,338	1,693,150
Retirement of long-term debt	(551,009)	(513,009)
Change in money pool payable - net	—	(156,166)
Common equity distributions paid	(36,250)	(97,500)
Other	(12,854)	23,059
Net cash flow provided by financing activities	488,225	949,534

Net increase in cash and cash equivalents	65,143	770,427
Cash and cash equivalents at beginning of period	327,102	2,772
Cash and cash equivalents at end of period	$392,245	$773,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$166,286	$105,176
Noncash investing activities:
Accrued construction expenditures	$251,166	$84,035

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$211	$327
Temporary cash investments	392,034	326,775
Total cash and cash equivalents	392,245	327,102
Accounts receivable:
Customer	329,591	294,089
Allowance for doubtful accounts	(3,148)	(3,036)
Associated companies	153,893	103,055
Other	40,755	39,056
Accrued unbilled revenues	195,155	213,026
Total accounts receivable	716,246	646,190
Deferred fuel costs	113,571	—
Fuel inventory - at average cost	46,957	49,515
Materials and supplies	680,242	782,459
Deferred nuclear refueling outage costs	44,786	31,121
Prepaid taxes	30,081	—
Current assets held for sale	4,680	2,474
Prepayments and other	181,405	84,236
TOTAL	2,210,213	1,923,097

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,168,974	4,256,997
Decommissioning trust funds	2,378,235	2,429,088
Non-utility property - at cost (less accumulated depreciation)	453,908	410,611
Storm reserve escrow account	225,990	256,718
Other	9,831	9,749
TOTAL	7,236,938	7,363,163

UTILITY PLANT
Electric	29,010,385	28,736,547
Natural gas	34,133	33,775
Construction work in progress	1,217,409	761,090
Nuclear fuel	350,069	288,084
TOTAL UTILITY PLANT	30,611,996	29,819,496
Less - accumulated depreciation and amortization	10,894,148	10,794,817
UTILITY PLANT - NET	19,717,848	19,024,679

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,572,870	1,637,967
Deferred fuel costs	168,122	168,122
Non-current assets held for sale	176,579	173,669
Other	76,176	57,853
TOTAL	1,993,747	2,037,611

TOTAL ASSETS	$31,158,746	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,000	$300,000
Accounts payable:
Associated companies	64,963	108,688
Other	669,116	533,087
Customer deposits	170,677	169,544
Taxes accrued	—	29,002
Interest accrued	72,935	120,186
Deferred fuel costs	—	5,421
Customer advances	150,967	151,662
Other	92,939	96,426
TOTAL	1,471,597	1,514,016

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,649,356	2,477,954
Accumulated deferred investment tax credits	87,553	88,679
Regulatory liability for income taxes - net	343,434	355,432
Other regulatory liabilities	1,602,433	1,692,547
Decommissioning	1,861,362	1,842,855
Accumulated provisions	253,799	279,623
Pension and other postretirement liabilities	155,012	160,577
Long-term debt	10,155,643	9,566,453
Customer advances for construction	281,334	291,842
Other	481,753	479,178
TOTAL	17,871,679	17,235,140

Commitments and Contingencies

EQUITY
Member’s equity	11,720,213	11,503,030
Accumulated other comprehensive income	52,687	53,658
Noncontrolling interests	42,570	42,706
TOTAL	11,815,470	11,599,394

TOTAL LIABILITIES AND EQUITY	$31,158,746	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519

Net income	795	181,928	—	182,723
Other comprehensive loss	—	—	(2,024)	(2,024)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(97,500)	—	(97,500)
Distributions to LURC	(858)	—	—	(858)
Other	—	(43)	—	(43)
Balance at March 31, 2024	$45,044	$11,558,975	$52,774	$11,656,793

Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394

Net income	752	253,445	—	254,197
Other comprehensive loss	—	—	(971)	(971)
Common equity distributions	—	(36,250)	—	(36,250)
Distributions to LURC	(888)	—	—	(888)
Other	—	(12)	—	(12)
Balance at March 31, 2025	$42,570	$11,720,213	$52,687	$11,815,470

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $19.4 million primarily due to higher retail electric price and higher volume/weather, partially offset by a regulatory charge, recorded in the first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2025 to the first quarter 2024:

Amount
(In Millions)
2024 operating revenues	$414.9
Fuel, rider, and other revenues that do not significantly affect net income	(34.3)
Retail electric price	24.1
Volume/weather	19.0
2025 operating revenues	$423.7

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2024 and July 2024 and an increase in the interim facilities rate adjustment revenues effective January 2025. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2024 formula rate plan filings, including the interim facilities rate adjustment.

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily from new customers in the technology industry, and an increase in demand from small industrial customers.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,311	1,186	11
Commercial	1,002	963	4
Industrial	526	494	6
Governmental	89	87	2
Total retail	2,928	2,730	7
Sales for resale:
Non-associated companies	694	1,988	(65)
Total	3,622	4,718	(23)

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $4.2 million in storm damage provisions and an increase of $3.5 million in power delivery expenses primarily due to higher vegetation maintenance costs. See Note 2 to the financial statements in the Form 10-K for discussion of Entergy Mississippi’s storm damage mitigation and restoration rider.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Other regulatory charges (credits) – net includes a regulatory charge of $21 million, recorded in first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance.

Other income increased primarily due to an increase in the amortization of tax gross ups on customer advances for construction and an increase in the allowance for equity funds used during construction due to higher construction in progress in 2025.

Interest expense increased primarily due to carrying costs on customer advances for construction and the issuance of $300 million of 5.85% Series mortgage bonds in May 2024.

Income Taxes

The effective income tax rates were 24.1% for the first quarter 2025 and 22.2% for the first quarter 2024. The differences in the effective income tax rates for the first quarter 2025 and the first quarter 2024 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$155,693	$6,630

Net cash provided by (used in):
Operating activities	120,105	34,401
Investing activities	(432,064)	(112,436)
Financing activities	754,423	73,530
Net increase (decrease) in cash and cash equivalents	442,464	(4,505)

Cash and cash equivalents at end of period	$598,157	$2,125

Operating Activities

Net cash flow provided by operating activities increased $85.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the receipt of $108.4 million in advance payments related to customer agreements and higher collections from customers, including $25 million of deferred revenue. The increase was partially offset by:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors; and
•higher fuel and purchased power payments.

Investing Activities

Net cash flow used in investing activities increased $319.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase of $239 million in non-nuclear generation construction expenditures primarily due to higher spending on the Delta Blues Advanced Power Station project, the Penton Solar project, and other non-nuclear generation projects and money pool activity.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $94.3 million for the three months ended March 31, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $680.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to:

•the issuance of $600 million of 5.80% Series mortgage bonds in March 2025;
•an increase of $107.6 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements;

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•a capital contribution of $62.5 million received from Entergy Corporation in order to maintain Entergy Mississippi’s capital structure; and
•money pool activity.

The increase was partially offset by borrowings of $100 million in 2024 on Entergy Mississippi’s credit facility.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $17.5 million for the three months ended March 31, 2024.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to net issuance of long-term debt in 2025.

	March 31, 2025	December 31, 2024
Debt to capital	54.7%	50.4%
Effect of subtracting cash	(5.4%)	(1.6%)
Net debt to net capital (non-GAAP)	49.3%	48.8%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Mississippi’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Mississippi’s capital investments or operations and maintenance expenses; operational impacts, such as supply chain, manufacturing or raw materials sourcing disruptions which may affect Entergy Mississippi’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Mississippi’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
(In Thousands)
$109,532	$15,218	($56,220)	($73,769)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2029. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO and for other purposes. As of March 31, 2025, $31.3 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2025 Formula Rate Plan Filing

In February 2025, Entergy Mississippi submitted its formula rate plan 2025 test year filing and 2024 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2024 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2025 calendar year to also be within the formula rate plan bandwidth. The 2025 test year filing resulted in an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2024 look-back filing compared actual 2024 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposes to adjust interim rates by $135 thousand to reflect two outside-the-bandwidth changes: (1) the completion of Entergy Mississippi’s return to customers of credits under its restructuring credit rider; and (2) a true-up of demand side management costs. A final order is expected in second quarter 2025.

Interim Facilities Rate Adjustments

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective beginning in July 2024. Entergy Mississippi filed its second interim facilities rate adjustment report in November 2024 to recover approximately $46.7 million of these costs over a 12-month period with rates effective beginning in January 2025. In February 2025, Entergy Mississippi filed a true-up interim facilities rate adjustment report to the initial annual interim facilities rate adjustment report filed in May 2024, reflecting the recovery of an additional approximately $1.0 million of costs over a 12-month period with rates effective with the first billing cycle of April 2025.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)
OPERATING REVENUES
Electric	$423,709	$414,856

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	26,051	117,850
Purchased power	87,511	67,655
Other operation and maintenance	78,800	71,206
Taxes other than income taxes	43,510	38,310
Depreciation and amortization	67,984	65,917
Other regulatory charges (credits) - net	35,587	(6,491)
TOTAL	339,443	354,447

OPERATING INCOME	84,266	60,409

OTHER INCOME
Allowance for equity funds used during construction	5,270	1,918
Interest and investment income	2,317	193
Miscellaneous - net	4,094	(1,621)
TOTAL	11,681	490

INTEREST EXPENSE
Interest expense	36,180	26,397
Allowance for borrowed funds used during construction	(2,016)	(747)
TOTAL	34,164	25,650

INCOME BEFORE INCOME TAXES	61,783	35,249

Income taxes	14,917	7,817

NET INCOME	46,866	27,432

Net loss attributable to noncontrolling interest	(2,479)	(2,302)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$49,345	$29,734

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$46,866	$27,432
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	67,984	65,917
Deferred income taxes, investment tax credits, and non-current taxes accrued	(42,852)	(9,162)
Changes in assets and liabilities:
Receivables	12,853	36,151
Fuel inventory	2,142	(1,012)
Accounts payable	(33,483)	(15,691)
Taxes accrued	(45,531)	(75,046)
Interest accrued	16,507	5,960
Deferred fuel costs	(46,363)	28,337
Other working capital accounts	75,700	(6,853)
Provisions for estimated losses	(2,411)	(977)
Other regulatory assets	38,417	(3,166)
Other regulatory liabilities	11,034	(2,701)
Pension and other postretirement funded status	(3,654)	(6,014)
Other assets and liabilities	22,896	(8,774)
Net cash flow provided by operating activities	120,105	34,401

INVESTING ACTIVITIES
Construction expenditures	(342,980)	(114,260)
Allowance for equity funds used during construction	5,270	1,918
Change in money pool receivable - net	(94,314)	—
Increase in other investments	(40)	(94)
Net cash flow used in investing activities	(432,064)	(112,436)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	593,201	99,860
Capital contribution from parent	62,500	—
Change in money pool payable - net	—	(17,549)
Other	98,722	(8,781)
Net cash flow provided by financing activities	754,423	73,530

Net increase (decrease) in cash and cash equivalents	442,464	(4,505)
Cash and cash equivalents at beginning of period	155,693	6,630
Cash and cash equivalents at end of period	$598,157	$2,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$19,084	$19,838
Income taxes	$—	$2,353
Noncash investing activities:
Accrued construction expenditures	$129,085	$43,943

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$141	$184
Temporary cash investments	598,016	155,509
Total cash and cash equivalents	598,157	155,693
Accounts receivable:
Customer	109,059	97,609
Allowance for doubtful accounts	(2,074)	(2,172)
Associated companies	116,538	23,909
Other	12,121	25,148
Accrued unbilled revenues	66,051	75,740
Total accounts receivable	301,695	220,234
Fuel inventory - at average cost	12,821	14,963
Materials and supplies	113,838	113,256
Prepayments and other	51,825	19,764
TOTAL	1,078,336	523,910

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,478	4,482
Other	920	880
TOTAL	5,398	5,362

UTILITY PLANT
Electric	7,916,942	7,860,409
Construction work in progress	739,110	487,273
TOTAL UTILITY PLANT	8,656,052	8,347,682
Less - accumulated depreciation and amortization	2,551,210	2,511,091
UTILITY PLANT - NET	6,104,842	5,836,591

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	487,430	525,847
Other	104,509	97,260
TOTAL	591,939	623,107

TOTAL ASSETS	$7,780,515	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$53,243	$58,087
Other	248,751	283,755
Customer deposits	96,819	94,009
Taxes accrued	133,493	179,024
Interest accrued	37,174	20,667
Deferred fuel costs	79,953	126,316
Customer advances	106,494	—
Other	19,493	20,720
TOTAL	775,420	782,578

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	831,951	870,116
Accumulated deferred investment tax credits	13,340	13,446
Regulatory liability for income taxes - net	178,278	180,851
Other regulatory liabilities	73,151	59,544
Asset retirement cost liabilities	25,460	25,110
Accumulated provisions	44,789	47,200
Long-term debt	3,020,618	2,427,073
Customer advances for construction	212,028	112,618
Other	87,126	61,446
TOTAL	4,486,741	3,797,404

Commitments and Contingencies

EQUITY
Member's equity	2,512,631	2,400,786
Noncontrolling interest	5,723	8,202
TOTAL	2,518,354	2,408,988

TOTAL LIABILITIES AND EQUITY	$7,780,515	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214

Net income (loss)	(2,302)	29,734	27,432
Balance at March 31, 2024	$16,451	$2,219,195	$2,235,646

Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988

Net income (loss)	(2,479)	49,345	46,866
Capital contribution from parent	—	62,500	62,500
Balance at March 31, 2025	$5,723	$2,512,631	$2,518,354

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Entergy New Orleans had net income of $12.1 million for the three months ended March 31, 2025 compared to a net loss of $49.0 million for the three months ended March 31, 2024 primarily due to a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. Also contributing to the net income were lower other operation and maintenance expenses, partially offset by higher interest expense. See Note 3 to the financial statements in the Form 10-K for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2025 to the first quarter 2024:

Amount
(In Millions)
2024 operating revenues	$193.0
Fuel, rider, and other revenues that do not significantly affect net income	(18.1)
Retail electric price	1.7
Volume/weather	4.5
2025 operating revenues	$181.1

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective September 2024 in accordance with the terms of the 2024 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, partially offset by a decrease in weather-adjusted residential usage.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	534	480	11
Commercial	439	443	(1)
Industrial	72	85	(15)
Governmental	174	177	(2)
Total retail	1,219	1,185	3
Sales for resale:
Non-associated companies	97	505	(81)
Total	1,316	1,690	(22)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $1.5 million in loss provisions;
•a decrease of $1.4 million in costs recognized related to credits provided to customers as part of the rate mitigation plan approved in the settlement of the 2023 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing; and
•contract costs of $0.8 million, in first quarter 2024, related to operational performance, customer service, and organizational health initiatives.

Other regulatory charges (credits) - net includes a regulatory charge of $78.5 million, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements in the Form 10-K for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

Interest expense increased primarily due to higher carrying costs related to higher regulatory liability balances and the issuances of $65 million of 6.41% Series mortgage bonds, $50 million of 6.54% Series mortgage bonds, and $35 million of 6.25% Series mortgage bonds, each in May 2024, partially offset by the repayment of an $85 million unsecured term loan in June 2024.

Income Taxes

The effective income tax rate was 23.6% for the first quarter 2025. The difference in the effective income tax rate for the first quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Sale of Natural Gas Distribution Business

See Note 13 to the financial statements herein and the “Held For Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K for discussion of the planned sale of Entergy New Orleans’s gas distribution business.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$31,777	$26

Net cash provided by (used in):
Operating activities	2,589	9,139
Investing activities	(21,851)	(36,893)
Financing activities	1,411	27,754
Net decrease in cash and cash equivalents	(17,851)	—

Cash and cash equivalents at end of period	$13,926	$26

Operating Activities

Net cash flow provided by operating activities decreased $6.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to lower collections from customers, partially offset by the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities decreased $15.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to net receipts of $9.5 million from the storm reserve escrow account in 2025 compared to payments of $1.9 million to the storm reserve escrow account in 2024.

Financing Activities

Net cash flow provided by financing activities decreased $26.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the repayment, at maturity, of $78 million of 3.00% Series mortgage bonds in March 2025 and money pool activity. The decrease was partially offset by proceeds received in March 2025 from an $80 million unsecured term loan due March 2026.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $28.1 million for the three months ended March 31, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	March 31, 2025	December 31, 2024
Debt to capital	51.2%	51.5%
Effect of subtracting cash	(0.5%)	(1.1%)
Net debt to net capital (non-GAAP)	50.7%	50.4%

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, long-term debt, including the currently maturing portion, and the long-term payable due to an associated company. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition. The net debt to net capital ratio is a non-GAAP measure. Entergy New Orleans also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy New Orleans’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy New Orleans’s capital investments or operations and maintenance expenses; operational impacts, such as supply chain, manufacturing or raw materials sourcing disruptions which may affect Entergy New Orleans’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy New Orleans’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
(In Thousands)
$2,549	$3,146	($49,776)	($21,651)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2025, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

Retail Rates

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% and a gas earned return on equity of 8.96% compared to the authorized return on equity for each of 9.35%. Without adjustments, this would result in a decrease in electric rates of $13.8 million and no change in gas rates. The decrease in electric rates is driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commences the previously authorized recovery of certain regulatory costs and requests a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these proposed adjustments, the filing presents a decrease in authorized electric revenues of $8.6 million and an increase in authorized gas revenues of $0.5 million. The filing is subject to a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. For any disputed rate adjustments, however, the City Council would set a procedural schedule to resolve. Resulting rates will be effective with the first billing cycle of September 2025 pursuant to the formula rate plan tariff.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Entergy New Orleans, LLC and Subsidiaries
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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)
OPERATING REVENUES
Electric	$138,925	$156,941
Natural gas	42,130	36,020
TOTAL	181,055	192,961

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	12,363	30,825
Purchased power	67,741	60,382
Other operation and maintenance	38,658	43,332
Taxes other than income taxes	14,893	15,422
Depreciation and amortization	21,845	20,914
Other regulatory charges (credits) - net	(3,430)	81,520
TOTAL	152,070	252,395

OPERATING INCOME (LOSS)	28,985	(59,434)

OTHER INCOME
Allowance for equity funds used during construction	306	378
Interest and investment income	434	141
Miscellaneous - net	(579)	(29)
TOTAL	161	490

INTEREST EXPENSE
Interest expense	13,475	9,526
Allowance for borrowed funds used during construction	(167)	(157)
TOTAL	13,308	9,369

INCOME (LOSS) BEFORE INCOME TAXES	15,838	(68,313)

Income taxes	3,739	(19,333)

NET INCOME (LOSS)	$12,099	($48,980)

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$12,099	($48,980)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	21,845	20,914
Deferred income taxes, investment tax credits, and non-current taxes accrued	(31,821)	(25,534)
Changes in assets and liabilities:
Receivables	10,089	(89,009)
Fuel inventory	156	638
Accounts payable	(10,252)	(19,282)
Prepaid taxes and taxes accrued	35,139	8,632
Interest accrued	2,436	1,132
Deferred fuel costs	(10,659)	369
Other working capital accounts	(12,165)	(10,924)
Provisions for estimated losses	(10,339)	1,758
Other regulatory assets	6,058	9,257
Other regulatory liabilities	(11,514)	166,532
Pension and other postretirement funded status	(2,637)	(1,896)
Other assets and liabilities	4,154	(4,468)
Net cash flow provided by operating activities	2,589	9,139

INVESTING ACTIVITIES
Construction expenditures	(32,915)	(32,418)
Allowance for equity funds used during construction	306	378
Change in money pool receivable - net	597	—
Receipt from storm reserve escrow account	10,333	—
Payments to storm reserve escrow account	(870)	(1,877)
Changes in securitization account	698	(2,976)
Net cash flow used in investing activities	(21,851)	(36,893)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	79,717	—
Retirement of long-term debt	(78,000)	—
Change in money pool payable - net	—	28,125
Other	(306)	(371)
Net cash flow provided by financing activities	1,411	27,754

Net decrease in cash and cash equivalents	(17,851)	—
Cash and cash equivalents at beginning of period	31,777	26
Cash and cash equivalents at end of period	$13,926	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,795	$8,047
Noncash investing activities:
Accrued construction expenditures	$3,550	$4,941

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$34	$374
Temporary cash investments	13,892	31,403
Total cash and cash equivalents	13,926	31,777
Securitization recovery trust account	913	1,611
Accounts receivable:
Customer	67,888	65,731
Allowance for doubtful accounts	(6,343)	(6,735)
Associated companies	4,440	5,844
Other	3,733	9,467
Accrued unbilled revenues	27,199	33,296
Total accounts receivable	96,917	107,603
Deferred fuel costs	11,918	—
Fuel inventory - at average cost	1,251	320
Materials and supplies	28,244	25,516
Current assets held for sale	11,218	13,100
Prepayments and other	19,834	12,128
TOTAL	184,221	192,055

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	74,279	83,742
Other	832	832
TOTAL	75,111	84,574

UTILITY PLANT
Electric	2,156,506	2,160,165
Natural gas	43,396	43,279
Construction work in progress	36,501	18,269
TOTAL UTILITY PLANT	2,236,403	2,221,713
Less - accumulated depreciation and amortization	778,749	768,305
UTILITY PLANT - NET	1,457,654	1,453,408

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	127,473	133,261
Deferred fuel costs	4,080	4,080
Non-current assets held for sale	286,317	284,738
Other	74,782	71,037
TOTAL	492,652	493,116

TOTAL ASSETS	$2,209,638	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$80,000	$78,000
Payable due to associated company	1,140	1,140
Accounts payable:
Associated companies	44,413	45,479
Other	35,249	43,750
Customer deposits	28,905	28,834
Taxes accrued	43,909	8,786
Interest accrued	11,107	8,671
Deferred fuel costs	—	980
Other	14,096	14,427
TOTAL	258,819	230,067

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	170,511	201,541
Accumulated deferred investment tax credits	15,591	15,617
Regulatory liability for income taxes - net	14,934	15,000
Other regulatory liabilities	248,372	260,312
Accumulated provisions	79,954	90,293
Long-term debt	650,351	650,463
Long-term payable due to associated company	5,864	5,864
Other	55,542	56,395
TOTAL	1,241,119	1,295,485

Commitments and Contingencies

EQUITY
Member's equity	709,700	697,601
TOTAL	709,700	697,601

TOTAL LIABILITIES AND EQUITY	$2,209,638	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2023	$806,754

Net loss	(48,980)
Balance at March 31, 2024	$757,774

Balance at December 31, 2024	$697,601

Net income	12,099
Balance at March 31, 2025	$709,700

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $30.1 million primarily due to higher volume/weather, higher retail electric price, and higher other income, partially offset by higher interest expense and higher taxes other than income taxes.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2025 to the first quarter 2024:

Amount
(In Millions)
2024 operating revenues	$444.5
Fuel, rider, and other revenues that do not significantly affect net income	(35.8)
Retail electric price	11.2
Volume/weather	22.0
2025 operating revenues	$441.9

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and an increase in the distribution cost recovery factor rider effective in late December 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, an increase in weather-adjusted residential usage, and an increase in commercial usage. The increase in weather-adjusted residential usage and the increase in commercial usage are primarily due to an increase in customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,559	1,311	19
Commercial	1,110	1,083	2
Industrial	2,160	2,053	5
Governmental	63	63	—
Total retail	4,892	4,510	8
Sales for resale:
Non-associated companies	52	117	(56)
Total	4,944	4,627	7

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to contract costs of $2.0 million, in first quarter 2024, related to operational performance, customer service, and organizational health initiatives and a decrease of $1.9 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2025 as compared to 2024.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses decreased primarily due to the recognition of $13.8 million in depreciation expense in first quarter 2024 for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case. The decrease was partially offset by additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project.

Interest expense increased primarily due to:

•the issuance of $350 million of 5.55% Series mortgage bonds in August 2024;
•carrying costs of $3.4 million, recorded in first quarter 2025, related to the interim fuel refund. The recognition of carrying costs is effective over the same period as the interim fuel refund and results in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the interim fuel refund; and
•the issuance of $500 million of 5.25% Series mortgage bonds in February 2025.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Income Taxes

The effective income tax rate was 15.6% for the first quarter 2025. The difference in the effective income tax rate for the first quarter 2025 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

The effective income tax rate was 19.1% for the first quarter 2024. The difference in the effective income tax rate for the first quarter 2024 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$184,997	$21,986

Net cash provided by (used in):
Operating activities	61,794	110,907
Investing activities	(440,985)	34,303
Financing activities	492,329	10,740
Net increase in cash and cash equivalents	113,138	155,950

Cash and cash equivalents at end of period	$298,135	$177,936

Operating Activities

Net cash flow provided by operating activities decreased $49.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the timing of recovery of fuel and purchased power costs, an increase of $38.7 million in interest paid, higher fuel and purchased power payments, and lower collections from customers. The decrease was partially offset by the timing of payments to vendors. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Entergy Texas’s investing activities used $441.0 million of cash for the three months ended March 31, 2025 compared to providing $34.3 million of cash for the three months ended March 31, 2024 primarily due to the following activity:

•money pool activity;
•an increase of $131.5 million in non-nuclear generation construction expenditures primarily due to higher spending on the Legend Power Station project and the Orange County Advanced Power Station project;

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $52 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2025 and higher capital expenditures as a result of increased development in Entergy Texas’s service area; and
•a decrease of $17.9 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2025.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased $36.2 million for the three months ended March 31, 2025 compared to decreasing by $267.6 million for the three months ended March 31, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $481.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025, partially offset by a decrease of $12.4 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Texas is primarily due to the net issuance of long-term debt in 2025.

	March 31, 2025	December 31, 2024
Debt to capital	54.4%	51.6%
Effect of excluding securitization bonds	(1.6%)	(1.7%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	52.8%	49.9%
Effect of subtracting cash	(2.0%)	(1.5%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	50.8%	48.4%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Texas’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Texas’s capital investments or operations and maintenance expenses; operational impacts, such as supply chain, manufacturing or raw materials sourcing disruptions which may affect Entergy Texas’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Texas’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Texas’s receivables from the money pool were as follows:

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
(In Thousands)
$54,681	$18,504	$50,244	$317,882

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2029.  The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of March 31, 2025, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2025, $105.4 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Legend Power Station and Lone Star Power Station

As discussed in the Form 10-K, in June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined-cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommends denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
AFUDC based on an adjusted weighted average cost of capital. Reply briefs are due in May 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

SETEX Area Reliability Project

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2025 the ALJs with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits to be held in May 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions and approvals, construction of the project is expected to be completed by the end of 2029.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $77.8 million annually, or $29.3 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between July 1, 2024 and December 31, 2024, including distribution-related restoration costs associated with Hurricane Beryl.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2024, Entergy Texas filed with the PUCT a request to amend its TCRF rider, which was previously reset to zero in June 2023 as a result of the 2022 base rate case. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $9.7 million annually based on its capital invested in transmission between January 1, 2022 and June 30, 2024 and changes in other transmission charges. In April 2025 the PUCT approved the TCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective for usage on and after April 7, 2025.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)
OPERATING REVENUES
Electric	$441,939	$444,491

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	24,392	96,137
Purchased power	132,618	94,343
Other operation and maintenance	74,455	77,960
Taxes other than income taxes	30,627	24,567
Depreciation and amortization	80,680	89,505
Other regulatory charges (credits) - net	3,257	(975)
TOTAL	346,029	381,537

OPERATING INCOME	95,910	62,954

OTHER INCOME
Allowance for equity funds used during construction	17,372	9,248
Interest and investment income	2,759	3,904
Miscellaneous - net	(1,154)	(2,312)
TOTAL	18,977	10,840

INTEREST EXPENSE
Interest expense	43,072	31,966
Allowance for borrowed funds used during construction	(7,385)	(3,602)
TOTAL	35,687	28,364

INCOME BEFORE INCOME TAXES	79,200	45,430

Income taxes	12,344	8,686

NET INCOME	66,856	36,744

Preferred dividend requirements	518	518

EARNINGS APPLICABLE TO COMMON STOCK	$66,338	$36,226

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$66,856	$36,744
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	80,680	89,505
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,183	1,438
Changes in assets and liabilities:
Receivables	23,273	13,059
Fuel inventory	5,551	1,009
Accounts payable	12,130	(17,830)
Taxes accrued	(39,088)	(28,917)
Interest accrued	(22,416)	5,287
Deferred fuel costs	(57,024)	38,863
Other working capital accounts	19	(11,186)
Provisions for estimated losses	(560)	(1,358)
Other regulatory assets	27,907	24,181
Other regulatory liabilities	(6,314)	(7,959)
Pension and other postretirement funded status	(4,037)	(4,648)
Other assets and liabilities	(32,366)	(27,281)
Net cash flow provided by operating activities	61,794	110,907

INVESTING ACTIVITIES
Construction expenditures	(416,045)	(235,625)
Allowance for equity funds used during construction	17,372	9,248
Changes in money pool receivable - net	(36,177)	267,638
Changes in securitization account	(6,135)	(5,958)
Increase in other investments	—	(1,000)
Net cash flow provided by (used in) investing activities	(440,985)	34,303

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	494,300	—
Preferred stock dividends paid	(518)	(518)
Other	(1,453)	11,258
Net cash flow provided by financing activities	492,329	10,740

Net increase in cash and cash equivalents	113,138	155,950
Cash and cash equivalents at beginning of period	184,997	21,986
Cash and cash equivalents at end of period	$298,135	$177,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$64,646	$25,940
Income taxes	$—	$2,447
Noncash investing activities:
Accrued construction expenditures	$198,271	$276,548

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$120	$291
Temporary cash investments	298,015	184,706
Total cash and cash equivalents	298,135	184,997
Securitization recovery trust account	8,838	2,703
Accounts receivable:
Customer	80,787	84,842
Allowance for doubtful accounts	(1,126)	(1,304)
Associated companies	61,111	26,564
Other	30,535	43,773
Accrued unbilled revenues	69,532	74,060
Total accounts receivable	240,839	227,935
Fuel inventory - at average cost	40,419	45,970
Materials and supplies	155,043	157,241
Prepayments and other	33,146	34,803
TOTAL	776,420	653,649

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	96	107
Other	15,968	15,878
TOTAL	16,064	15,985

UTILITY PLANT
Electric	8,692,564	8,628,625
Construction work in progress	1,841,353	1,513,170
TOTAL UTILITY PLANT	10,533,917	10,141,795
Less - accumulated depreciation and amortization	2,609,736	2,548,961
UTILITY PLANT - NET	7,924,181	7,592,834

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $230,065 as of March 31, 2025 and $234,112 as of December 31, 2024)	521,801	549,708
Other	176,574	157,904
TOTAL	698,375	707,612

TOTAL ASSETS	$9,415,040	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$58,411	$65,335
Other	380,109	361,404
Customer deposits	40,232	40,782
Taxes accrued	37,385	76,474
Interest accrued	16,287	38,703
Deferred fuel costs	2,247	59,271
Other	17,577	20,836
TOTAL	552,248	662,805

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	885,116	868,849
Accumulated deferred investment tax credits	7,028	7,215
Regulatory liability for income taxes - net	87,909	93,766
Other regulatory liabilities	18,248	18,705
Asset retirement cost liabilities	14,498	17,688
Accumulated provisions	9,425	9,985
Long-term debt (includes securitization bonds of $239,713 as of March 31, 2025 and $239,622 as of December 31, 2024)	4,047,376	3,552,443
Other	385,642	397,412
TOTAL	5,455,242	4,966,063

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2025 and 2024	49,452	49,452
Paid-in capital	1,200,125	1,200,125
Retained earnings	2,119,223	2,052,885
Total common shareholder's equity	3,368,800	3,302,462
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,407,550	3,341,212

TOTAL LIABILITIES AND EQUITY	$9,415,040	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662

Net income	—	—	—	36,744	36,744
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2024	$38,750	$49,452	$1,200,125	$1,866,561	$3,154,888

Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212

Net income	—	—	—	66,856	66,856
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2025	$38,750	$49,452	$1,200,125	$2,119,223	$3,407,550

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” in Note 2 to the financial statements in the Form 10-K, System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC.

Results of Operations

Net Income

Net income decreased $7.7 million primarily due a lower rate of return on rate base, including the effects of lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Louisiana effective with the September 2024 service month per the settlement with the LPSC. The decrease was partially offset by higher operating revenues resulting from an increase in rate base. See Note 2 to the financial statements in the Form 10-K for discussion of the settlements with the City Council and the LPSC.

Income Taxes

The effective income tax rate was 21.2% for the first quarter 2025. The difference in the effective income tax rate for the first quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to utility plant items.

The effective income tax rate was 20.5% for the first quarter 2024. The difference in the effective income tax rate for the first quarter 2024 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$28,908	$60

Net cash provided by (used in):
Operating activities	45,164	70,339
Investing activities	(22,540)	(188,259)
Financing activities	(48,963)	229,361
Net increase (decrease) in cash and cash equivalents	(26,339)	111,441

Cash and cash equivalents at end of period	$2,569	$111,501

Operating Activities

Net cash flow provided by operating activities decreased $25.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the timing of collections from customers, partially offset by a decrease of $6.6 million in spending on nuclear refueling outage costs in 2025 as compared to 2024.

Investing Activities

Net cash flow used in investing activities decreased $165.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in cash used of $123.5 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased $2.4 million for the three months ended March 31, 2025 compared to increasing by $31.5 million for the three months ended March 31, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

System Energy’s financing activities used $49 million of cash for the three months ended March 31, 2025 compared to providing $229.4 million of cash for the three months ended March 31, 2024 primarily due to:

•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to maintain System Energy’s capital structure;
•net repayments of $13.8 million in 2025 compared to net long-term borrowings of $91.7 million in 2024 on the nuclear fuel company variable interest entity’s credit facility; and
•$35 million in common stock dividends and distributions paid in 2025. No common stock dividends or distributions were paid in 2024 in anticipation of the settlements with the APSC, the LPSC, and the City Council.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Capital Structure

System Energy’s debt to capital ratio is shown in the following table.

	March 31, 2025	December 31, 2024
Debt to capital	52.9%	52.9%
Effect of subtracting cash	(0.1%)	(0.7%)
Net debt to net capital (non-GAAP)	52.8%	52.2%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact System Energy’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with System Energy’s capital investments or operations and maintenance expenses; operational impacts, such as supply chain, manufacturing or raw materials sourcing disruptions which may affect System Energy’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect System Energy’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

System Energy’s receivables from or (payables to) the money pool were as follows:

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
(In Thousands)
$443	$2,851	$31,456	($12,246)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of March 31, 2025, $58.9 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy and the settlements approved by the FERC that resolved all significant aspects of these complaints. The following is an update to that discussion.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the June 2022 MPSC settlement, Entergy Mississippi would continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. In March 2023 the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argued that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. In February 2025, System Energy and the MPSC resolved their dispute concerning the sale-leaseback renewal costs. As a result, the MPSC withdrew its protest at the FERC on System Energy’s tariff compliance filing. Entergy Mississippi will continue to pay the allocated sale-leaseback renewal costs of approximately $5.7 million annually and there are no refunds due for prior periods. In March 2025, System Energy filed a status report with the FERC explaining that the dispute is resolved.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
	(In Thousands)
OPERATING REVENUES
Electric	$141,811	$152,620

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	14,816	13,117
Nuclear refueling outage expenses	4,090	6,661
Other operation and maintenance	43,479	51,423
Decommissioning	11,144	10,707
Taxes other than income taxes	6,804	7,209
Depreciation and amortization	30,764	29,678
Other regulatory charges (credits) - net	93	(4,973)
TOTAL	111,190	113,822

OPERATING INCOME	30,621	38,798

OTHER INCOME
Allowance for equity funds used during construction	1,603	2,434
Interest and investment income	12,439	7,973
Miscellaneous - net	237	237
TOTAL	14,279	10,644

INTEREST EXPENSE
Interest expense	16,022	11,171
Allowance for borrowed funds used during construction	(787)	(859)
TOTAL	15,235	10,312

INCOME BEFORE INCOME TAXES	29,665	39,130

Income taxes	6,276	8,012

NET INCOME	$23,389	$31,118

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$23,389	$31,118
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	54,649	51,714
Deferred income taxes, investment tax credits, and non-current taxes accrued	2,480	11,452
Changes in assets and liabilities:
Receivables	(5,944)	8,832
Accounts payable	(23,848)	116,460
Taxes accrued	(11,689)	(14,091)
Interest accrued	5,517	883
Other working capital accounts	963	(25,431)
Other regulatory assets	2,695	(5,358)
Other regulatory liabilities	(45,323)	(23,057)
Pension and other postretirement funded status	(3,799)	(3,806)
Other assets and liabilities	46,074	(78,377)
Net cash flow provided by operating activities	45,164	70,339

INVESTING ACTIVITIES
Construction expenditures	(26,431)	(39,563)
Allowance for equity funds used during construction	1,603	2,434
Nuclear fuel purchases	(20,123)	(111,959)
Proceeds from sale of nuclear fuel	31,686	—
Decrease in other investments	—	23
Proceeds from nuclear decommissioning trust fund sales	182,871	136,035
Investment in nuclear decommissioning trust funds	(194,554)	(143,773)
Changes in money pool receivable - net	2,408	(31,456)
Net cash flow used in investing activities	(22,540)	(188,259)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	174,877	233,933
Retirement of long-term debt	(188,840)	(142,326)
Capital contribution from parent	—	150,000
Change in money pool payable - net	—	(12,246)
Common stock dividends and distributions paid	(35,000)	—
Net cash flow provided by (used in) financing activities	(48,963)	229,361

Net increase (decrease) in cash and cash equivalents	(26,339)	111,441
Cash and cash equivalents at beginning of period	28,908	60
Cash and cash equivalents at end of period	$2,569	$111,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$10,378	$10,357
Income taxes	$—	($2,326)
Noncash investing activities:
Accrued construction expenditures	$5,424	$48,856

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$155	$448
Temporary cash investments	2,414	28,460
Total cash and cash equivalents	2,569	28,908
Accounts receivable:
Associated companies	53,122	48,134
Other	3,973	5,425
Total accounts receivable	57,095	53,559
Materials and supplies	163,069	163,814
Deferred nuclear refueling outage costs	15,927	19,884
Prepayments and other	9,515	5,768
TOTAL	248,175	271,933

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,497,337	1,529,059
TOTAL	1,497,337	1,529,059

UTILITY PLANT
Electric	5,667,176	5,668,253
Construction work in progress	110,883	85,127
Nuclear fuel	178,151	220,044
TOTAL UTILITY PLANT	5,956,210	5,973,424
Less - accumulated depreciation and amortization	3,608,136	3,578,709
UTILITY PLANT - NET	2,348,074	2,394,715

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	423,799	426,494
Other	22,033	20,273
TOTAL	445,832	446,767

TOTAL ASSETS	$4,539,418	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,112	$200,090
Accounts payable:
Associated companies	5,248	18,477
Other	17,408	45,017
Taxes accrued	4,163	15,852
Interest accrued	18,859	13,342
Other	4,475	4,473
TOTAL	250,265	297,251

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	456,917	451,830
Accumulated deferred investment tax credits	42,614	42,984
Regulatory liability for income taxes - net	104,065	105,467
Other regulatory liabilities	703,269	747,190
Decommissioning	1,138,857	1,127,712
Pension and other postretirement liabilities	6,316	8,353
Long-term debt	876,685	889,646
Other	2	2
TOTAL	3,328,725	3,373,184

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2025 and 2024	938,944	958,944
Retained earnings	21,484	13,095
TOTAL	960,428	972,039

TOTAL LIABILITIES AND EQUITY	$4,539,418	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2023	$916,850	($28,311)	$888,539

Net income	—	31,118	31,118
Capital contribution from parent	150,000	—	150,000
Balance at March 31, 2024	$1,066,850	$2,807	$1,069,657

Balance at December 31, 2024	$958,944	$13,095	$972,039

Net income	—	23,389	23,389
Common stock dividends and distributions	(20,000)	(15,000)	(35,000)
Balance at March 31, 2025	$938,944	$21,484	$960,428

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2025-1/31/2025	—	$—	—	$350,052,918
2/01/2025-2/28/2025	—	$—	—	$350,052,918
3/01/2025-3/31/2025	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2025, Entergy withheld 61,042 shares of its common stock at $78.79 per share, 1,300 shares of its common stock at $81.31 per share, 213,368 shares of its common stock at $81.99 per share, 171,525 shares of its common stock at $82.52 per share, and 1,118 shares of its common stock at $82.82 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

(1)See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
(2)Maximum amount of shares that may yet be repurchased relates only to the $500 million share repurchase program plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, the following directors or officers of Entergy or the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

Name and Title	Action	Date of Action	Type of Trading Arrangement (a)	Aggregate Number of Shares to be Purchased or Sold	Expiration Date (b)
Kimberly A. Fontan, Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
Chair of the Board and President of System Energy
	Adopted	02/28/2025	Rule 10b5-1 trading arrangement	Up to 27,890 shares to be sold (c)	12/31/2025
Kimberly Cook-Nelson, Executive Vice President and Chief Operating Officer of Entergy Corporation
Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas (d)
	Adopted	03/06/2025	Rule 10b5-1 trading arrangement	Up to 28,660 shares to be sold (e)	12/31/2025

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
(c)This trading arrangement provides for the sale of up to 27,890 shares upon the exercise of outstanding options.
(d)This position was effective May 1, 2025. Prior to this date, Kimberly Cook-Nelson held the title of Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy, and Director of System Energy.
(e)This trading arrangement provides for the sale of up to 21,160 shares upon the exercise of outstanding options and for the sale of up to 7,500 shares of Entergy Corporation common stock owned outright.

Other than those disclosed above, no director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2025.

Regulation of the Nuclear Power Industry

The following is an update to the “Regulation of the Nuclear Power Industry” section of Part I, Item 1 of the Form 10-K.

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

In March 2025 filings with the NRC were made that reported the decommissioning funding for all of Entergy’s subsidiaries’ nuclear plants. Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

The following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

In March 2025 the EPA announced a series of deregulatory actions, including reconsideration of the Mercury and Air Toxics Standard rule, reconsideration of greenhouse gas emissions rules, evaluation of whether to extend the compliance deadlines under the 2024 coal combustion residuals rule, and reconsideration of the effluent limitations guidelines. Entergy continues to monitor the EPA’s reconsideration efforts.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. The following is an update to that discussion.

Good Neighbor Plan/Cross-State Air Pollution Rule

As discussed in the Form 10-K, in June 2023 the EPA published its final Federal Implementation Plan (FIP), known as the Good Neighbor Plan, to address interstate transport for the 2015 ozone NAAQS which would increase the stringency of the Cross-State Air Pollution Rule (CSAPR) program in all four of the states where the Utility operating companies operate. The FIP would significantly reduce ozone season nitrogen oxides (NOx) emission allowance budgets and allocations for electric generating units. Prior to issuance of the FIP, in February 2023 the EPA issued related State Implementation Plan (SIP) disapprovals for many states, including the four states in which the Utility operating companies operate, and these SIP disapprovals are the subject of many legal challenges, including a petition for review filed by Entergy Louisiana challenging the disapproval of Louisiana’s SIP. Judicial stays of the SIP disapprovals were granted in all four states in which the Utility operating companies operate. In March 2025 the United States Fifth Circuit Court of Appeals concluded that the EPA properly disapproved Texas’s and Louisiana’s SIPs but found that the EPA’s disapproval was unreasonable for Mississippi’s SIP. The United States Eighth Circuit Court of Appeals has not issued a merits decision yet in the Arkansas SIP disapproval litigation. The FIP is also subject to numerous legal challenges in various federal circuit courts of appeals, and in June 2024 the United States Supreme Court issued an order, in challenges filed in the D.C. Circuit, staying enforcement of the FIP pending the D.C. Circuit’s review of the rule. Following the United States Supreme Court stay, the EPA also stayed the FIP. In March 2025 the EPA asked the D.C. Circuit for a voluntary remand to reconsider the FIP. In its declaration, the EPA states that it plans to reconsider, among other things, what states are subject to the FIP. In April 2025 the D.C. Circuit held the cases in abeyance pending further order of the court. The EPA anticipates a new rule by fall 2026. Entergy is monitoring this litigation, any subsequent rulemaking, and assessing its compliance options in the event that the FIP becomes effective.

Item 6.  Exhibits

4(a) -
Term Loan Credit Agreement dated as of February 21, 2025, by and among Entergy New Orleans, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (4 to Form 8-K filed February 24, 2025 in 1-35747).

4(b) -
Officer’s Certificate No. 24-B-18, dated February 24, 2025, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.25% Series due April 15, 2035 (4.74 to Form 8-K filed February 27, 2025 in 1-34360).

4(c) -
Forty-Third Supplemental Indenture, dated as of March 1, 2025, to Mortgage and Deed of Trust of Entergy Mississippi, dated as of February 1, 1988, as amended (4.73 to Form 8-K filed March 13, 2025 in 1-31508).

10(a) -
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.1 to Form 8-K filed March 19, 2025 in 1-11299).

10(b) -
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and Bank of America, N.A. in its capacity as a Forward Purchaser (10.2 to Form 8-K filed March 19, 2025 in 1-11299).

10(c) -
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and JPMorgan Chase Bank, National Association, New York Branch in its capacity as a Forward Purchaser (10.3 to Form 8-K filed March 19, 2025 in 1-11299).

10(d) -
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent) in its capacity as a Forward Purchaser (10.4 to Form 8-K filed March 19, 2025 in 1-11299).

10(e) -
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.1 to Form 8-K filed March 21, 2025 in 1-11299).

10(f) -
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and Bank of America, N.A. in its capacity as a Forward Purchaser (10.2 to Form 8-K filed March 21, 2025 in 1-11299).

10(g) -
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and JPMorgan Chase Bank, National Association, New York Branch in its capacity as a Forward Purchaser (10.3 to Form 8-K filed March 21, 2025 in 1-11299).

10(h) -
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent) in its capacity as a Forward Purchaser (10.4 to Form 8-K filed March 21, 2025 in 1-11299).

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

Date:    May 1, 2025