Form 10-Q
period 2025-06-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2025-08-01
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at June 30, 2025
Entergy Corporation	($0.01 par value)	446,409,069

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2024 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•changes in environmental laws and regulations, agency positions, or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations, as well as changes to federal, state, or local laws and regulations, including the One Big Beautiful Bill Act, and governmental policies incentivizing the development or utilization of alternative sources of generation;
•changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;
•the effects of changes in federal, state, or local laws and regulations, such as the One Big Beautiful Bill Act, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy policies and related laws, regulations, and other governmental actions, including as a result of prolonged litigation over proposed legislation or regulatory actions;
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
•variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, floods, wildfires, or other weather events and the recovery of costs associated with restoration, including the ability to access funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance, as well as any related unplanned outages;
•effects of climate change, including the potential for increases in the frequency or severity of extreme weather events, such as hurricanes, heat waves, floods, drought or wildfires, and rising sea levels or coastal land and wetland loss, and Entergy’s ability to effectively prepare for such effects and events, including through accelerated resilience plans and projects, and any challenges in execution thereof and/or in obtaining any necessary regulatory approvals for appropriate scope and timing of such plans and projects now and in the future;
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
•changes to or the repeal of federal income tax laws, regulations, and interpretive guidance and policies, including the One Big Beautiful Bill Act and the continuing impact of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•the effect of interest rate volatility and other changes in the financial markets, federal law, including the One Big Beautiful Bill Act, and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
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
•the effects of a catastrophe, pandemic (or other health-related event), or a global or geopolitical event such as escalating trade tensions between the United States and China or the military activities between Russia and Ukraine, or in the Middle East, including resultant economic and societal disruptions; fuel procurement disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting and/or working partially remotely; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana through June 30, 2025. See Note 13 to the financial statements herein and the “Held for Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s reportable segment.

Results of Operations

Second Quarter 2025 Compared to Second Quarter 2024

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the second quarter 2025 to the second quarter 2024 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2024 Net Income (Loss) Attributable to Entergy Corporation	$441,008	($392,086)	$48,922

Operating revenues	374,319	910	375,229
Fuel, fuel-related expenses, and gas purchased for resale	117,550	(3,826)	113,724
Purchased power	179,832	(4,432)	175,400
Other regulatory charges (credits) - net	(181,564)	—	(181,564)
Other operation and maintenance	27,306	(4,618)	22,688
Taxes other than income taxes	14,071	183	14,254
Depreciation and amortization	17,114	106	17,220
Other income (deductions)	27,831	309,858	337,689
Interest expense	35,522	(3,025)	32,497
Other expenses	(6,354)	66	(6,288)
Income taxes	39,819	64,946	104,765
Preferred dividend requirements of subsidiaries and noncontrolling interests	1,214	—	1,214
2025 Net Income (Loss) Attributable to Entergy Corporation	$598,648	($130,718)	$467,930

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Second quarter 2024 results of operations include: (1) a $317 million ($250 million net-of-tax) settlement charge, reflected in Parent & Other above, recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities; and (2) expenses of $151 million ($112 million net-of-tax), recorded at Utility in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 11 to the financial statements in the Form 10-K for discussion of the group annuity contract

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

and settlement charge. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2025 to the second quarter 2024:

Amount
(In Millions)
2024 operating revenues	$2,941
Fuel, rider, and other revenues that do not significantly affect net income	297
Retail electric price	60
Volume/weather	18
2025 operating revenues	$3,316

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
•an increase in Entergy Louisiana’s formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024;
•an increase in Entergy Mississippi’s formula rate plan rates effective July 2024 and an increase in the interim facilities rate adjustment revenues effective January 2025; and
•the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and an increase in the distribution cost recovery factor rider effective in late December 2024, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage and an increase in industrial usage, partially offset by the effect of less favorable weather on residential sales. The increase in weather-adjusted residential usage is primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals, chlor-alkali, and technology industries. The increased usage from these industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from these customers comes from fixed charges.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Utility for the three months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	8,899	9,557	(7)
Commercial	7,265	7,236	—
Industrial	15,620	13,973	12
Governmental	617	626	(1)
Total retail	32,401	31,392	3
Sales for resale	4,133	3,052	35
Total	36,534	34,444	6

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Purchased power includes an increase in second quarter 2025 of $20 million in costs, at Entergy Texas, related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans to file for such a rider to recover future capacity procurement costs at the earliest opportunity in 2026.

Other operation and maintenance expenses increased from $686 million for the second quarter 2024 to $713 million for the second quarter 2025 primarily due to:

•an increase of $12 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $10 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $9 million in bad debt expense;
•an increase of $5 million in storm damage provisions; and
•several individually insignificant items.

The increase was partially offset by contract costs of $12 million, in second quarter 2024, related to operational performance, customer service, and organizational health initiatives and a decrease of $7 million in nuclear generation expenses primarily due to a lower scope of work performed in 2025 as compared to 2024.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in nuclear depreciation rates at Entergy Louisiana effective September 2024 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. The increase was partially offset by the recognition of $14 million in depreciation expense in second quarter 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case at Entergy Texas.

Other regulatory charges (credits) - net includes regulatory charges of $150 million, recorded by Entergy Louisiana in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement. In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project, each at Entergy Texas;
•a $17 million true-up of Entergy Louisiana’s MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing; and
•an increase of $9 million in the amortization of tax gross ups on customer advances for construction.

The increase was partially offset by changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in second quarter 2024.

Interest expense increased primarily due to:

•the issuance by Entergy Louisiana of $700 million of 5.15% Series mortgage bonds in August 2024;
•the issuance by Entergy Louisiana of $750 million of 5.80% Series mortgage bonds in January 2025;
•the issuance by Entergy Mississippi of $600 million of 5.80% Series mortgage bonds in March 2025;
•the issuance by Entergy Texas of $500 million of 5.25% Series mortgage bonds in February 2025; and
•carrying costs of $10 million in 2025 on customer advances for construction.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project, each at Entergy Texas.

Parent and Other

Other income (deductions) increased primarily due to a $317 million ($250 million net-of-tax) non-cash settlement charge recognized in second quarter 2024 as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities. See Note 11 to the financial statements in the Form 10-K for discussion of the group annuity contract and settlement charge.

Income Taxes

The effective income tax rate was 22.7% for the second quarter 2025. The difference in the effective income tax rate for the second quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
The effective income tax rate was 39.4% for the second quarter 2024. The difference in the effective income tax rate for the second quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, a provision for uncertain tax positions, and the amortization of accumulated deferred income taxes as a result of tax rate changes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the six months ended June 30, 2025 to the six months ended June 30, 2024 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2024 Net Income (Loss) Attributable to Entergy Corporation	$636,232	($512,029)	$124,203

Operating revenues	431,743	(4,268)	427,475
Fuel, fuel-related expenses, and gas purchased for resale	(147,871)	(10,499)	(158,370)
Purchased power	302,722	(9,718)	293,004
Other regulatory charges (credits) - net	(307,754)	—	(307,754)
Other operation and maintenance	9,065	(741)	8,324
Asset write-offs, impairments, and related charges	(131,775)	—	(131,775)
Taxes other than income taxes	20,434	156	20,590
Depreciation and amortization	30,328	174	30,502
Other income (deductions)	(1,722)	304,815	303,093
Interest expense	90,505	4,583	95,088
Other expenses	(9,093)	131	(8,962)
Income taxes	119,544	64,269	183,813
Preferred dividend requirements of subsidiaries and noncontrolling interests	1,621	—	1,621
2025 Net Income (Loss) Attributable to Entergy Corporation	$1,088,527	($259,837)	$828,690

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the six months ended June 30, 2024 include: (1) a $317 million ($250 million net-of-tax) settlement charge, reflected in Parent & Other above, recognized as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities; (2) expenses of $151 million ($112 million net-of-tax), recorded at Utility in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023; (3) a $132 million ($97 million net-of-tax) charge, recorded at Utility, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024; and (4) a $78 million ($57 million net-of-tax) regulatory charge, recorded at Utility in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 11 to the financial statements in the Form 10-K for discussion of the group annuity contract and settlement charge. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Arkansas opportunity sales proceeding. See Note 3 to the financial statements in the Form 10-K for discussion of the April 2024 settlement in principle and the resolution of the 2016-2018 IRS audit.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2025 to the six months ended June 30, 2024:

Amount
(In Millions)
2024 operating revenues	$5,714
Fuel, rider, and other revenues that do not significantly affect net income	159
Retail electric price	140
Volume/weather	132
2025 operating revenues	$6,145

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
•an increase in Entergy Louisiana’s formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024;
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

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining, chlor-alkali, primary metals, and technology industries.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Utility for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	17,683	17,315	2
Commercial	13,507	13,460	—
Industrial	29,452	26,633	11
Governmental	1,176	1,198	(2)
Total retail	61,818	58,606	5
Sales for resale	5,767	7,010	(18)
Total	67,585	65,616	3

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Purchased power includes an increase in 2025 of $21 million in costs, at Entergy Texas, related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans to file for such a rider to recover future capacity procurement costs at the earliest opportunity in 2026.

Other operation and maintenance expenses increased from $1,367 million for the six months ended June 30, 2024 to $1,376 million for the six months ended June 30, 2025 primarily due to:

•an increase of $13 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $12 million in bad debt expense;
•an increase of $9 million in loss provisions;
•an increase of $9 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs;
•an increase of $8 million in storm damage provisions; and
•an increase of $8 million in power delivery expenses primarily due to higher vegetation maintenance costs.

The increase was partially offset by:

•contract costs of $24 million in 2024 related to operational performance, customer service, and organizational health initiatives;
•a decrease of $12 million in nuclear generation expenses primarily due to a lower scope of work performed in 2025 as compared to 2024; and
•a decrease of $7 million in compensation and benefits costs primarily due to a higher revision to estimated incentive-based compensation expense in 2025 as compared to 2024.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in nuclear depreciation rates at Entergy Louisiana effective September 2024 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. The increase was partially offset by the recognition of $28 million in depreciation expense in 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case at Entergy Texas.

Other regulatory charges (credits) - net includes:

•regulatory charges of $150 million, recorded by Entergy Louisiana in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement; and
•a regulatory charge of $78 million, recorded by Entergy New Orleans in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements in the Form 10-K for discussion of the April 2024 settlement in principle and for discussion of the resolution of the 2016-2018 IRS audit.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased slightly primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in 2024, and a decrease of $9 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitization. The decrease was substantially offset by:

•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project, each at Entergy Texas;
•an increase of $24 million in the amortization of tax gross ups on customer advances for construction;
•a $17 million true-up of Entergy Louisiana’s MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing; and
•an increase of $17 million in interest earned on money pool investments.

Interest expense increased primarily due to:

•the issuances by Entergy Arkansas of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024;
•the issuance by Entergy Louisiana of $700 million of 5.15% Series mortgage bonds in August 2024;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
•the issuance by Entergy Louisiana of $750 million of 5.80% Series mortgage bonds in January 2025;
•the issuance by Entergy Mississippi of $600 million of 5.80% Series mortgage bonds in March 2025;
•the issuance by Entergy Texas of $350 million of 5.55% Series mortgage bonds in August 2024;
•the issuance by Entergy Texas of $500 million of 5.25% Series mortgage bonds in February 2025;
•the issuance by System Energy of $300 million of 5.30% Series mortgage bonds in December 2024; and
•carrying costs of $22 million in 2025 on customer advances for construction.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project, each at Entergy Texas.

Parent and Other

Other income (deductions) increased primarily due to a $317 million ($250 million net-of-tax) non-cash settlement charge recognized in second quarter 2024 as a result of a group annuity contract purchased in May 2024 to settle certain pension liabilities. See Note 11 to the financial statements in the Form 10-K for discussion of the group annuity contract and settlement charge.

Income Taxes

The effective income tax rate was 22.2% for the six months ended June 30, 2025. The difference in the effective income tax rate for the six months ended June 30, 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

The effective income tax rate was 29.9% for the six months ended June 30, 2024. The difference in the effective income tax rate for the six months ended June 30, 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, the amortization of accumulated deferred income taxes as a result of tax rate changes, and a provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation. The following is an update to that discussion. See Note 10 to the financial statements herein for discussion of the nuclear production tax credits recorded in second quarter 2025.

One Big Beautiful Bill Act of 2025

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA is a wide ranging update to U.S. tax and spending policy. In particular, the OBBBA modified and extended various clean energy tax incentives relevant to electric utilities, preserving production tax credits under Internal Revenue Code section 45U for existing nuclear facilities through 2032 and generally maintaining the current law phase-out schedule for new nuclear and battery storage under Internal Revenue Code sections 45Y (clean electricity production credit) or Internal Revenue Code section 48E (clean electricity investment credit). In addition, the OBBBA preserved the tax credits for carbon capture and sequestration facilities that meet the requirements of Internal Revenue Code section 45Q. In contrast, the OBBBA significantly shortened the time period for solar and wind facilities to claim clean energy tax incentives. In general, solar and wind facilities must be placed in service by December 31, 2027 to qualify for the tax credits, unless construction begins by July 3, 2026, and certain safe harbor requirements are met.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

On July 7, 2025, an executive order was issued directing the U.S. Treasury to issue, among other things, new safe harbor guidance, particularly with respect to wind and solar facilities. Any new guidance could impact Entergy’s capital planning and expectations with respect to its planned solar and battery facilities.

In addition, the OBBBA adopted new foreign entity of concern (FEOC) rules designed to deny clean energy tax incentives to all clean energy projects beginning construction after December 31, 2025 that use equipment beyond statutory guidelines from prohibited foreign entities (entities with ties to China, Russia, Iran, or North Korea). The FEOC rules also deny these incentives to taxpayers that rely beyond certain thresholds on equity or debt from prohibited foreign entities or that make payments to prohibited foreign entity counterparties under contracts or licensing agreements that give such counterparties “effective control” over an eligible project. These taxpayer FEOC rules will apply to taxpayers in their first taxable year following enactment of the OBBBA. The July 7, 2025, executive order also instructed the U.S. Treasury to issue guidance on these new FEOC requirements.

The OBBBA also retained full transferability of all credits and preserved five-year Modified Accelerated Cost Recovery System treatment for eligible Internal Revenue Code section 45Y and 48E assets.

The changes in law and federal energy policy reflected in the OBBBA could have a material effect on Entergy’s current and future resource planning, including particularly solar and wind resources, and on its results of operations, cash flows, or financial condition. Entergy may not be able to realize the anticipated benefits of federal tax credits for certain of its planned solar and battery facilities to the extent that these projects do not meet the safe harbor requirements set forth in the OBBBA. In addition, as the changes reflected in the OBBBA and anticipated related guidance disfavor certain renewable resource development as compared to prior law, Entergy may not be successful in achieving current or future carbon emission goals. Provisions of the OBBBA may also affect customer decisions relating to major new projects in Entergy’s service area, to the extent that project economics or the achievement of customer sustainability objectives are affected by the changes in the OBBBA.

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, or raw materials sourcing disruptions which may affect Entergy’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table.

	June 30, 2025	December 31, 2024
Debt to capital	64.9%	65.3%
Effect of excluding securitization bonds	(0.2%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	64.7%	65.1%
Effect of subtracting cash	(0.9%)	(0.7%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	63.8%	64.4%

(a)Calculation excludes the Texas securitization bonds, which are non-recourse to Entergy Texas.

As of June 30, 2025, 18.6% of the debt outstanding is at the parent company, Entergy Corporation, and 81.4% is at the Utility segment. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. As there were no borrowings under the facility for the six months ended June 30, 2025, the estimated interest rate as of June 30, 2025 that would have been applied to outstanding borrowings under the facility was 5.93%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of June 30, 2025:

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of June 30, 2025, Entergy Corporation had $459 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2025 was 4.65%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K and Note 3 to the financial statements herein for discussion of equity issuances and the equity distribution program. The following are updates to that discussion.

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

In May 2025, Entergy physically settled all of its obligations under certain of its then-outstanding forward sale agreements under its at the market equity distribution program for cash proceeds of $806 million. See Note 3 to the financial statements herein for discussion of the forward sale agreements and common stock issuances and sales under the equity distribution program.

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

Following are the current annual amounts of Entergy’s planned construction and other capital investments.

Planned construction and capital investments	2025	2026	2027
	(In Millions)
Generation	$4,310	$6,200	$5,355
Transmission	1,260	2,405	2,485
Distribution	2,200	2,425	1,965
Utility Support	430	290	265
Total	$8,200	$11,320	$10,070

The updated capital plan for 2025-2027 reflects incremental capital investments for potential generation projects. The capital plan includes amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, the capital plan also includes amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•investments in generation projects to modernize, decarbonize, expand, and diversify Entergy’s portfolio, as well as to support customer growth, including Lake Catherine Unit 5, Jefferson Power Station, Bayou Power Station, Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Orange County Advanced Power Station, Lone Star Power Station, Segno Solar, Votaw Solar, and potential construction of additional generation;
•investments in the Utility nuclear fleet;
•transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and
•distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

Renewables

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources which include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility each achieved commercial operation in 2024, and the Vacherie Facility and the St. Jacques Facility originally had estimated in service dates in 2025.

In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement. Following the LPSC

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities until the later of March 2023 or the completion of an environmental and economic impact study. In November 2023, St. James Parish lifted the moratorium and adopted an ordinance modifying the parish’s land use plan to establish solar as an approved land use and defining corresponding solar regulations. In March 2024 the project developer submitted a solar energy facility farm permit application to the St. James Parish planning commission to request approval for the Vacherie and St. Jacques Facilities. In June 2024 the St. James Parish council denied the application and following this denial, the project developer and one of the project’s ground lessors filed separate lawsuits seeking to overturn the council’s decision. The council’s decision was subsequently affirmed by the Louisiana 23rd Judicial District Court. Entergy Louisiana is no longer pursuing the addition of resources through an acquisition of the St. Jacques Facility or through a power purchase agreement with the Vacherie Facility.

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. In July 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to abate this proceeding to give the parties to the proceeding additional time for settlement discussions.

Other Generation and Transmission

Lake Catherine Unit 5

As discussed in the Form 10-K, in November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Lake Catherine Unit 5, a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost. In May 2025, Entergy Arkansas filed a motion for clarification concerning the appropriate calculation of the benchmark. Entergy Arkansas will have the opportunity to later present all actual costs to the APSC for review and a prudence determination, including costs incremental to the benchmark. The facility is expected to be in service by the end of 2028.

Jefferson Power Station

Entergy Arkansas expects to file an application with the APSC in third quarter 2025 seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2029.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer in response to the customer’s request to increase the load associated with its project in north Louisiana. The testimony indicates further that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

LPSC staff and three separate intervenors. The hearing concluded and the matter is currently under consideration by the ALJ.

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

As discussed in the Form 10-K, in December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction or minimum bill revenues from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of the proposed project. In June 2025, Entergy Louisiana filed rebuttal testimony. The hearing is set for August 2025, and an LPSC decision is expected in fourth quarter 2025.

Entergy Mississippi New Advanced Power Station

Entergy Mississippi plans to construct, own, and operate a 754 MW combined cycle combustion turbine facility to be located in the City of Ridgeland, Madison County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The project is expected to cost in excess of $1 billion. The facility is expected to be in service in 2029.

Legend Power Station and Lone Star Power Station

As discussed in the Form 10-K, in June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, originally expected to be located in Liberty County, Texas. In March 2025, Entergy Texas filed testimony explaining that Entergy Texas planned to move forward with building the Lone Star Power Station on a more cost-effective alternative site in San Jacinto County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommends denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of AFUDC based on an adjusted weighted average cost of capital. Reply briefs were filed in May 2025. In June 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision, in which they recommended rejection of Entergy Texas’s application to construct the Legend Power Station and the Lone Star Power Station based upon their finding that Entergy Texas did not demonstrate the resources to be cost-effective alternatives to address the uncontested need for additional generation. In the alternative, the ALJs recommended that if the PUCT approves the resources, that conditions be imposed, including a deferral of the finding that the resources were prudently selected until Entergy Texas’s next rate case, a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, weatherization requirements, and a requirement that Entergy Texas obtain additional regulatory approvals prior to implementing hydrogen co-firing or carbon capture and storage. The ALJs’ proposal for decision is an interim step in the certification process, and it is not binding upon the PUCT. Entergy Texas filed exceptions in July 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Southeast Texas Area Reliability Project (SETEX)

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits was held in May 2025. In July 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct SETEX and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $1.4 billion. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by the end of 2029.

Cypress to Legend 500 kV Transmission Line

In May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and the ALJs with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits to be held in mid-August 2025. A PUCT decision is expected in fourth quarter 2025. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by the end of 2028.

Dividends

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  In July 2025, the Board declared a dividend of $0.60 per share.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Millions)
Cash and cash equivalents at beginning of period	$860	$133

Net cash provided by (used in):
Operating activities	1,798	1,546
Investing activities	(3,741)	(2,466)
Financing activities	2,259	2,142
Net increase in cash and cash equivalents	316	1,222

Cash and cash equivalents at end of period	$1,176	$1,355

Operating Activities

Net cash flow provided by operating activities increased $252 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•the receipt of $313 million in advance payments related to customer agreements in 2025, which are recorded as current liabilities and included within changes in other working capital accounts;
•higher collections from Utility customers; and
•the timing of payments to vendors.

The increase was partially offset by higher fuel and purchased power payments and an increase of $115 million in interest paid. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $1,275 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•an increase of $1,196 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Arkansas on the Lake Catherine Unit 5 project, by Entergy Louisiana on new generation resources in north Louisiana, by Entergy Mississippi on the Delta Blues Advanced Power Station project, the Penton Solar project, and other non-nuclear generation projects, and by Entergy Texas on the Orange County Advanced Power Station project, the Legend Power Station project, and the Lone Star Power Station project;
•an increase of $258 million in distribution construction expenditures primarily due to increased investment in the resilience of the Utility distribution system;
•an increase of $116 million in transmission construction expenditures primarily due to higher spending by Entergy Louisiana on the Commodore transmission projects and increased spending on various other transmission projects in 2025; and
•an increase of $54 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
The increase was partially offset by:

•the initial payment of approximately $170 million in February 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas;
•a decrease of $101 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025;
•net receipts from storm reserve escrow accounts of $37 million in 2025 compared to payments to storm reserve escrow accounts of $10 million in 2024; and
•a decrease of $32 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

See Note 14 to the financial statements in the Form 10-K for discussion of the Walnut Bend Solar facility purchase.

Financing Activities

Net cash flow provided by financing activities increased $117 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•$805 million in net proceeds from the issuance of common stock under the at the market equity distribution program in 2025. There were no issuances of common stock under the at the market equity distribution program in 2024; and
•an increase of $371 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

The increase was partially offset by:

•long-term debt activity providing approximately $1,918 million of cash in 2025 compared to providing approximately $2,688 million of cash in 2024;
•an increase of $246 million in net repayments of commercial paper in 2025 as compared to 2024; and
•an increase of $34 million in common stock dividends paid in 2025 as a result of an increase in the dividend paid per share in 2025 as compared to 2024.

See Note 3 to the financial statements herein and Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. See Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K for details of Entergy’s commercial paper program and long-term debt.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreements. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2025, based on power prices at that time, Entergy had no liquidity exposure under the guarantees in place supporting its non-utility operations business transactions and $3 million of posted cash collateral.

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

In June 2025 the NRC placed Waterford 3 in Column 2, effective second quarter 2025, based on the failure to properly develop and implement adequate maintenance instructions for the fuel linkage connection to the mechanical governor for an emergency diesel generator. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements. The following is an update to that discussion.

As discussed in the Form 10-K, in March 2024 the SEC issued final rules that require registrants to provide certain climate-related disclosures in annual reports and registration statements in order to enhance and standardize climate-related disclosures for investors. In April 2024 the SEC stayed the final rules, pending judicial review of consolidated challenges to the rules by the United States Court of Appeals for the Eighth Circuit. In March 2025 the SEC voted to end its defense of the final rules against parties that have legally challenged the rules. In April 2025 the United States Court of Appeals for the Eighth Circuit ordered the litigation to be held in abeyance and directed the SEC to indicate within 90 days whether the SEC would reconsider or review the climate disclosure rules. In July 2025 the SEC submitted a status report to the United States Court of Appeals for the Eighth Circuit stating that it does not intend to review or reconsider its final rules at this time and requesting that the Court of Appeals terminate the abeyance and proceed with its judicial review of the case. Entergy will continue to monitor developments related to the SEC’s final rules on climate-related disclosures.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,274,945	$2,906,047	$6,032,811	$5,612,553
Natural gas	40,778	35,357	112,509	101,024
Other	13,126	12,216	30,403	34,671
TOTAL	3,328,849	2,953,620	6,175,723	5,748,248

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	636,274	522,550	980,796	1,139,166
Purchased power	376,105	200,705	721,851	428,847
Nuclear refueling outage expenses	29,613	38,277	62,654	76,540
Other operation and maintenance	724,463	701,775	1,397,130	1,388,806
Asset write-offs, impairments, and related charges (credits)	—	—	—	131,775
Decommissioning	56,569	54,193	112,498	107,574
Taxes other than income taxes	201,774	187,520	400,539	379,949
Depreciation and amortization	522,583	505,363	1,035,526	1,005,024
Other regulatory charges (credits) - net	(55,957)	125,607	(72,800)	234,954
TOTAL	2,491,424	2,335,990	4,638,194	4,892,635

OPERATING INCOME	837,425	617,630	1,537,529	855,613

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	51,305	29,275	95,323	56,070
Interest and investment income	87,419	70,587	120,825	221,283
Miscellaneous - net	(43,722)	(342,549)	(28,996)	(393,294)
TOTAL	95,002	(242,687)	187,152	(115,941)

INTEREST EXPENSE
Interest expense	343,067	301,263	691,451	579,006
Allowance for borrowed funds used during construction	(20,993)	(11,686)	(39,586)	(22,229)
TOTAL	322,074	289,577	651,865	556,777

INCOME BEFORE INCOME TAXES	610,353	85,366	1,072,816	182,895

Income taxes	138,399	33,634	238,440	54,627

CONSOLIDATED NET INCOME	471,954	51,732	834,376	128,268

Preferred dividend requirements of subsidiaries and noncontrolling interests	4,024	2,810	5,686	4,065

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$467,930	$48,922	$828,690	$124,203

Earnings per average common share:
Basic	$1.07	$0.11	$1.91	$0.29
Diluted	$1.05	$0.11	$1.87	$0.29

Basic average number of common shares outstanding	439,182,369	427,234,219	434,789,473	426,760,829
Diluted average number of common shares outstanding	445,700,889	428,753,441	443,446,875	428,311,535

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)

Net Income	$471,954	$51,732	$834,376	$128,268

Other comprehensive (loss) income
Pension and other postretirement plan changes (net of tax (benefit) expense of ($1,411), $65,371, ($3,695), and $64,170)	(4,602)	246,489	(8,331)	242,821
Other comprehensive (loss) income	(4,602)	246,489	(8,331)	242,821

Comprehensive Income	467,352	298,221	826,045	371,089
Preferred dividend requirements of subsidiaries and noncontrolling interests	4,024	2,810	5,686	4,065
Comprehensive Income Attributable to Entergy Corporation	$463,328	$295,411	$820,359	$367,024

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$834,376	$128,268
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,255,204	1,206,492
Deferred income taxes, investment tax credits, and non-current taxes accrued	231,274	15,998
Asset write-offs, impairments, and related charges (credits)	—	131,775
Pension settlement charge	—	316,738
Changes in working capital:
Receivables	(275,045)	(187,554)
Fuel inventory	(4,852)	18,324
Accounts payable	(53,439)	(149,554)
Taxes accrued	11,230	16,546
Interest accrued	22,867	23,560
Deferred fuel costs	(263,205)	134,953
Other working capital accounts	244,972	(120,277)
Changes in provisions for estimated losses	(38,444)	4,630
Changes in other regulatory assets	174,523	260,722
Changes in other regulatory liabilities	20,040	380,394
Changes in pension and other postretirement funded status	(104,968)	(131,539)
Other	(256,743)	(503,020)
Net cash flow provided by operating activities	1,797,790	1,546,456

INVESTING ACTIVITIES
Construction/capital expenditures	(3,668,326)	(2,124,279)
Allowance for equity funds used during construction	83,161	56,070
Nuclear fuel purchases	(129,124)	(161,483)
Payment for purchase of plant and assets	(1,608)	(172,614)
Changes in securitization account	3,309	3,976
Payments to storm reserve escrow accounts	(6,808)	(9,595)
Receipts from storm reserve escrow accounts	43,789	—
Increase in other investments	(1,659)	(9,689)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	3,546	—
Proceeds from nuclear decommissioning trust fund sales	713,102	1,201,162
Investment in nuclear decommissioning trust funds	(780,211)	(1,250,039)
Net cash flow used in investing activities	(3,740,829)	(2,466,491)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,517,949	5,068,266
Treasury stock	24,539	45,982
Common stock	804,631	—
Retirement of long-term debt	(1,599,728)	(2,379,903)
Changes in commercial paper - net	(451,686)	(205,820)
Customer advances received for construction	732,454	192,426
Customer advances used for construction	(245,481)	(76,768)
Other	2,164	(10,118)
Dividends paid:
Common stock	(516,716)	(482,255)
Preferred stock	(9,159)	(9,159)
Net cash flow provided by financing activities	2,258,967	2,142,651

Net increase in cash and cash equivalents	315,928	1,222,616

Cash and cash equivalents at beginning of period	859,703	132,548

Cash and cash equivalents at end of period	$1,175,631	$1,355,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$647,900	$532,742
Income taxes	$2,487	$7,822
Noncash investing activities:
Accrued construction expenditures	$576,992	$537,463

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$164,024	$48,424
Temporary cash investments	1,011,607	811,279
Total cash and cash equivalents	1,175,631	859,703
Accounts receivable:
Customer	839,379	681,504
Allowance for doubtful accounts	(23,010)	(17,919)
Other	253,458	204,868
Accrued unbilled revenues	595,617	521,946
Total accounts receivable	1,665,444	1,390,399
Deferred fuel costs	99,774	—
Fuel inventory - at average cost	170,925	166,408
Materials and supplies	1,627,718	1,631,056
Deferred nuclear refueling outage costs	103,072	99,885
Current assets held for sale	19,602	15,574
Prepayments and other	327,284	233,212
TOTAL	5,189,450	4,396,237

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,833,432	5,562,575
Non-utility property - at cost (less accumulated depreciation)	468,635	423,764
Storm reserve escrow accounts	303,479	340,460
Other	84,411	82,344
TOTAL	6,689,957	6,409,143

PROPERTY, PLANT, AND EQUIPMENT
Electric	72,332,650	70,818,667
Natural gas	78,182	77,054
Construction work in progress	5,014,935	3,206,308
Nuclear fuel	727,407	765,661
TOTAL PROPERTY, PLANT, AND EQUIPMENT	78,153,174	74,867,690
Less - accumulated depreciation and amortization	28,147,570	27,444,740
PROPERTY, PLANT, AND EQUIPMENT - NET	50,005,604	47,422,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $226,006 as of June 30, 2025 and $234,112 as of December 31, 2024)	5,082,842	5,255,509
Deferred fuel costs	172,201	172,201
Goodwill	367,582	367,625
Accumulated deferred income taxes	24,777	18,986
Non-current assets held for sale	472,528	462,797
Other	378,199	284,584
TOTAL	6,498,129	6,561,702

TOTAL ASSETS	$68,383,140	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,815,112	$1,378,090
Notes payable and commercial paper	475,605	927,291
Accounts payable	2,133,797	1,929,162
Customer deposits	477,258	462,436
Taxes accrued	468,336	457,093
Interest accrued	282,421	259,554
Deferred fuel costs	73,937	237,146
Pension and other postretirement liabilities	61,457	64,854
Customer advances	455,454	151,662
Other	269,496	243,749
TOTAL	6,512,873	6,111,037

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,733,580	4,467,748
Accumulated deferred investment tax credits	189,849	194,146
Regulatory liability for income taxes - net	1,140,587	1,168,078
Other regulatory liabilities	3,659,163	3,609,463
Decommissioning and asset retirement cost liabilities	4,825,364	4,713,426
Accumulated provisions	467,619	506,063
Pension and other postretirement liabilities	180,062	254,704
Long-term debt (includes securitization bonds of $230,445 as of June 30, 2025 and $239,622 as of December 31, 2024)	28,114,726	26,613,505
Customer advances for construction	1,121,559	634,587
Other	909,408	1,112,881
TOTAL	45,341,917	43,274,601

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2025 and 2024; issued shares in 2025 and 2024 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2025 and 2024; issued 577,511,170 shares in 2025 and 561,950,696 shares in 2024	5,775	5,620
Paid-in capital	8,612,713	7,833,525
Retained earnings	12,326,289	12,014,315
Accumulated other comprehensive income	34,438	42,769
Less - treasury stock, at cost (131,102,101 shares in 2025 and 132,370,280 shares in 2024)	4,766,215	4,812,321
Total shareholders’ equity	16,213,000	15,083,908
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	95,940	101,076
TOTAL	16,308,940	15,184,984

TOTAL LIABILITIES AND EQUITY	$68,383,140	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2025
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands)
Balance at December 31, 2024	$101,076	$5,620	($4,812,321)	$7,833,525	$12,014,315	$42,769	$15,184,984

Consolidated net income (a)	1,662	—	—	—	360,760	—	362,422
Other comprehensive loss	—	—	—	—	—	(3,729)	(3,729)
Common stock issuances related to stock plans	—	—	43,398	(40,777)	—	—	2,621
Common stock dividends declared	—	—	—	—	(258,249)	—	(258,249)
Distributions to noncontrolling interests	(1,069)	—	—	—	—	—	(1,069)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2025	97,089	5,620	(4,768,923)	7,792,748	12,116,826	39,040	15,282,400

Consolidated net income (a)	4,024	—	—	—	467,930	—	471,954
Other comprehensive loss	—	—	—	—	—	(4,602)	(4,602)
Common stock issuances and sales under the at the market equity distribution program	—	155	—	813,716	—	—	813,871
Common stock issuance costs	—	—	—	(9,240)	—	—	(9,240)
Common stock issuances related to stock plans	—	—	2,708	15,489	—	—	18,197
Common stock dividends declared	—	—	—	—	(258,467)	—	(258,467)
Distributions to noncontrolling interests	(593)	—	—	—	—	—	(593)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2025	$95,940	$5,775	($4,766,215)	$8,612,713	$12,326,289	$34,438	$16,308,940

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2025 and second quarter 2025 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024
(Unaudited)

		Shareholders’ Equity
	Subsidiaries' Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2023	$120,459	$5,620	($4,953,498)	$7,792,601	$11,940,384	($162,460)	$14,743,106

Consolidated net income (a)	1,255	—	—	—	75,281	—	76,536
Other comprehensive loss	—	—	—	—	—	(3,668)	(3,668)
Common stock issuances related to stock plans	—	—	30,881	(25,842)	—	—	5,039
Common stock dividends declared	—	—	—	—	(240,959)	—	(240,959)
Distributions to noncontrolling interests	(1,108)	—	—	—	—	—	(1,108)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2024	116,026	5,620	(4,922,617)	7,766,759	11,774,706	(166,128)	14,574,366

Consolidated net income (a)	2,810	—	—	—	48,922	—	51,732
Other comprehensive income	—	—	—	—	—	246,489	246,489
Common stock issuances related to stock plans	—	—	38,922	16,352	—	—	55,274
Common stock dividends declared	—	—	—	—	(241,296)	—	(241,296)
Distributions to noncontrolling interests	(330)	—	—	—	—	—	(330)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2024	$113,926	$5,620	($4,883,695)	$7,783,111	$11,582,332	$80,361	$14,681,655

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

Exclusivity Agreement with Major Vendor

Entergy entered into an exclusivity agreement with a major vendor to manufacture power island equipment (PIE) and combustion turbines (CT) for combustion turbine generator set frames larger than 400 MWs. The agreement guarantees Entergy one manufacturing slot per quarter for the shorter of a five-year period or until Entergy fulfills its minimum commitment. The agreement commits Entergy to a minimum order of 15 sets of PIE and two CTs during that time period. The commitments are fully transferable to any of the Utility operating companies.

Cancellation or failure to purchase the minimum commitment amounts will result in a charge. If any of the Utility operating companies purchases any PIEs or CTs within the scope of the agreement from another supplier (except as permitted under the agreement), then the vendor has the right to terminate all or a portion of the agreement. In the event of such termination, the Utility operating company would then be obligated to pay 50% of the base price for each PIE or CT not yet ordered. The agreement does not establish final pricing and delivery dates of purchases that will go towards meeting the commitments under the agreement. Such terms shall be agreed to in separate agreements.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

As discussed in the Form 10-K, in January 2023 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2021 through 2022. In April 2025 the LPSC staff issued its audit report (for Entergy Louisiana’s gas operations), which included several prospective recommendations but no financial disallowances. The LPSC accepted the report in June 2025.

Entergy Texas

As discussed in the Form 10-K, in September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024. In November 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2025, Texas Industrial Energy Consumers, an intervenor, filed testimony regarding the recovery of capacity costs for a certain power purchase agreement, arguing the capacity costs should be imputed and treated as non-reconcilable fuel expense, recovered in Entergy Texas’s base rates. In April 2025 the PUCT staff filed testimony and later in April 2025, Entergy Texas filed rebuttal testimony. In May 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a request for a paper hearing and to cancel the oral hearing on the merits previously scheduled for later in May 2025. In June 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give the parties to the proceeding additional time to finalize a settlement.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2025 Formula Rate Plan Filing

In July 2025, Entergy Arkansas filed with the APSC its 2025 formula rate plan filing to set its formula rate for the 2026 calendar year.  The filing contained an evaluation of Entergy Arkansas’s earnings for the 2026 projected year and a netting adjustment for the 2024 historical year.  The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2026 projected year was 8.45% resulting in a revenue deficiency of $68.9 million.  The earned rate of return on common equity for the 2024 historical year was 7.71% resulting in a $48.8 million netting adjustment.  The total proposed revenue change for the 2026 projected year and 2024 historical year netting adjustment is $117.7 million.   By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint.  Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $92.3 million. Entergy Arkansas proposed a procedural schedule that includes a hearing in November 2025 and requests an APSC order in December 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Grand Gulf Credit Rider

As discussed in the Form 10-K, in June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC. In July 2024 the APSC approved the tariff, under which Entergy Arkansas would refund to retail customers a total of $100.6 million. Entergy Arkansas refunded $92.3 million of the total through one-time bill credits under the Grand Gulf credit rider during the August 2024 billing cycle. In March 2025, Entergy Arkansas included the remaining balance as a credit to retail customers in its energy cost recovery rider rate redetermination filing. See further discussion within "Regulatory Assets and Regulatory Liabilities - Fuel and purchased power cost recovery - Entergy Arkansas - Energy Cost Recovery Rider" above. In April 2025 the APSC approved Entergy Arkansas’s proposal to include the remaining balance in its energy cost recovery rider effective with the first billing cycle of April 2025 and the withdrawal of the Grand Gulf credit rider after all credits had been issued. Credits to retail customers were completed in second quarter 2025, and the Grand Gulf credit rider was subsequently withdrawn.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2023 Formula Rate Plan Filing

As discussed in the Form 10-K, in August 2024, pursuant to the global stipulated settlement agreement approved by the LPSC also in August 2024, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan were temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. In January 2025, Entergy Louisiana and the LPSC filed a joint report indicating that no disputed issues remained in the proceeding and requesting that the LPSC issue an order accepting Entergy Louisiana’s evaluation report and, ultimately, resolving this matter. In March 2025 the LPSC issued an order accepting the evaluation report.

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

2024 Formula Rate Plan Filing

In May 2025, Entergy Louisiana filed its formula rate plan evaluation report for its 2024 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
midpoint. For the test year 2024, however, any earnings above the allowed return on common equity are to be returned to customers through a credit, pursuant to the terms of the global stipulated settlement agreement. The 2024 test year evaluation produced an earned return on common equity of 9.98%, which is within the approved formula rate plan bandwidth, but above the allowed return on common equity, resulting in a customer credit of $31.9 million to be returned to customers during September and October 2025.

Other changes in formula rate plan revenue are driven by higher nuclear depreciation rates, additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism, and the expiration of customer credits related to the LPSC’s order, offset by increased customer credits resulting from an increase in net MISO revenues reflected through the MISO cost recovery mechanism and the reduction in the Louisiana corporate income tax rate effective January 1, 2025, reflected through the tax adjustment mechanism, as discussed below. Excluding the customer credit for earnings above the authorized return on common equity discussed above, the net result of these changes on an annualized basis is a $2 million increase in formula rate plan revenue.

As noted above, the 2024 evaluation report included the effects of the change in Louisiana state tax law that reduced the corporate income tax rate to a flat 5.5% (from the then-current highest marginal rate of 7.5%) effective January 1, 2025. As such, the 2024 evaluation report reflected the calculation of current and deferred income tax expenses as well as the revaluation of accumulated deferred income taxes based on the income tax laws currently in effect. The 2024 evaluation report proposes that the rate effects associated with the revaluation of accumulated deferred income taxes, including the collection of any net accumulated deferred income tax deficiency and any related effects on rate base, should be reflected in the tax adjustment mechanism consistent with the treatment of similar Tax Cuts and Jobs Act and prior state tax change-related impacts. The effects of the change in tax law on Entergy Louisiana’s authorized return on rate base are also reflected in the 2024 evaluation report consistent with the treatment cited above, including a credit in the extraordinary cost change mechanism for the prospective change in Entergy Louisiana’s authorized return and a credit within the tax adjustment mechanism for over-collection of income tax expense through August 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer in response to the customer’s request to increase the load associated with its project in north Louisiana. The testimony indicates further that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. The hearing concluded and the matter is currently under consideration by the ALJ.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and fund the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023. In November 2024, Entergy Louisiana submitted a filing to the LPSC requesting that the LPSC review Entergy Louisiana’s computation of the COVID-19 regulatory asset as well as Entergy Louisiana’s proposal to offset the regulatory asset against the net interest earned on the short-term debt funds, resulting in no increased costs to customers. At the time of the filing, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated

Entergy Corporation and Subsidiaries
Notes to Financial Statements
with the COVID-19 pandemic. As of June 30, 2025, Entergy Louisiana had a regulatory liability of $48.9 million for the deferred earnings related to the approximately $1.6 billion in low interest debt, which had been fully repaid by August 2024. In granting Entergy Louisiana’s requested relief in June 2023, the LPSC ordered that any amount of earnings exceeding the amount of the COVID-19 regulatory asset be transferred to Entergy Louisiana’s storm reserve escrow account. In May 2025 the LPSC staff filed direct testimony finding that Entergy Louisiana had complied with the relevant orders and recommending approval of the requested treatment. In June 2025, Entergy Louisiana and the LPSC staff filed a joint motion requesting a hearing for the admission of an uncontested stipulated settlement agreement in the matter. A settlement hearing took place in July 2025 and Entergy Louisiana expects the settlement to be considered at an upcoming meeting of the LPSC. The settlement terms provide for LPSC approval of Entergy Louisiana’s calculation of the COVID-19 regulatory assets and Entergy Louisiana’s proposal to offset the regulatory asset as described above and as proposed in Entergy Louisiana’s November 2024 filing.

Filings with the MPSC (Entergy Mississippi)

Retail Rates

2025 Formula Rate Plan Filing

In February 2025, Entergy Mississippi submitted its formula rate plan 2025 test year filing and 2024 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2024 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2025 calendar year also to be within the formula rate plan bandwidth. The 2025 test year filing showed an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2024 look-back filing compared actual 2024 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposed to adjust interim rates by $135 thousand to reflect two outside-the-bandwidth changes: (1) the completion of Entergy Mississippi’s return to customers of credits under its restructuring credit rider; and (2) a true-up of demand side management costs.

In June 2025, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2025 test year filing, with the exception of immaterial adjustments to certain operation and maintenance expenses. The formula rate plan reflected an earned return on rate base of 7.68% for calendar year 2025, resulting in no change in formula rate plan revenues for 2025. Pursuant to the stipulation, Entergy Mississippi’s 2024 look-back filing reflected an earned return on rate base of 7.55%, which also resulted in no change in formula rate plan revenues for 2024. In addition, the stipulation included the recovery of the two outside-the-bandwidth changes discussed above as well as the ratemaking treatment of customer contributions (deferred revenue and prepaid contributions in aid of construction). In June 2025 the MPSC approved the joint stipulation with rates effective in July 2025.

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

Filings with the City Council (Entergy New Orleans)

Retail Rates

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% compared to the authorized return on equity of 9.35%. Without adjustments, this would result in a decrease in electric rates of $13.8 million. The decrease in electric rates is driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commences the previously authorized recovery of certain regulatory costs and requests a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these proposed adjustments, the filing presents a decrease in authorized electric revenues of $8.6 million. The City Council’s advisors issued their report in July 2025 seeking a reduction in Entergy New Orleans’s requested electric formula rate plan revenues of approximately $7.2 million due to certain proposed cost realignments and disallowances, of which $4.1 million is associated with Entergy New Orleans’s proposed implementation, on a revenue neutral basis, of a proposed reduction in customer late fees. The City Council’s advisors also proposed rate mitigation in the amount of $4.4 million through offsets to the formula rate plan funded by certain regulatory liabilities. The City Council’s advisors’ report began a 35-day period to resolve any disputes among the parties regarding the formula rate plan. For any disputed rate adjustments, the City Council would set a procedural schedule to resolve. Resulting rates will be effective with the first billing cycle of September 2025 pursuant to the formula rate plan tariff.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $77.8 million annually, or $29.3 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between July 1, 2024 and December 31, 2024, including distribution-related restoration costs associated with Hurricane Beryl. In June 2025 the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective on June 25, 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
to other Utility operating companies in December 2018 relating to off-system sales of electricity from 2002-2009, as ordered by the FERC. The complaint also involved a challenge to the $13.7 million, plus interest, of related refunds ordered by the APSC and paid by Entergy Arkansas in August 2020. The trial was held in February 2023.

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024. In December 2024 the United States Court of Appeals for the Eighth Circuit affirmed the decision of the U.S. District Court for the Eastern District of Arkansas, and Entergy Arkansas filed a petition for rehearing en banc. In January 2025 the United States Court of Appeals for the Eighth Circuit denied Entergy Arkansas’s petition. In April 2025, Entergy Arkansas filed a petition for certiorari with the United States Supreme Court. In June 2025 the United States Supreme Court denied Entergy Arkansas’s petition for certiorari.

MSS-4 Replacement Tariff - Net Operating Loss Carryforward Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the MSS-4 replacement tariff net operating loss carryforward proceeding.

The MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies, includes protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In April 2025, pursuant to such protocols, the City Council filed with the FERC a formal challenge relating to Entergy Services’ inclusion and allocation of net operating loss carryforward accumulated deferred income taxes in the MSS-4 replacement tariff rates charged to Entergy New Orleans’s monthly bills for calendar year 2023. In May 2025, Entergy Services filed a response to the formal challenge and is awaiting a response from the FERC.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy and the settlements approved by the FERC that resolved all significant aspects of these complaints. The following are updates to that discussion.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the June 2022 MPSC settlement, Entergy Mississippi would continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. In March 2023 the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argued that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. In February 2025, System Energy and the MPSC resolved their dispute concerning the sale-leaseback renewal costs. As a result, the MPSC withdrew its protest at the FERC on System Energy’s tariff compliance filing. Entergy Mississippi will continue to pay the allocated sale-leaseback renewal costs of approximately $5.7 million annually and there are no refunds due for prior periods. In March 2025, System Energy filed a status report with the FERC explaining that the dispute is resolved. In April 2025 the FERC accepted System Energy’s tariff compliance filing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy Settlement with the LPSC

As discussed in the Form 10-K, in 2024, System Energy reached a settlement with the LPSC to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and associated with System Energy’s past implementation of the Unit Power Sales Agreement. In compliance with the settlement, in May 2025, System Energy, Entergy Louisiana, and Entergy Mississippi submitted the following filings with the FERC: (1) a Federal Power Act Section 203 application seeking approval for the permanent divestiture by Entergy Louisiana to Entergy Mississippi of its rights to capacity and energy from Grand Gulf; and (2) a Federal Power Act Section 205 application seeking approval to modify the entitlement percentages of the remaining purchasers under the Unit Power Sales Agreement in connection with the foregoing divestiture. In July 2025, the FERC issued an order accepting the Federal Power Act Section 205 application to remove Entergy Louisiana as a party to the Unit Power Sales Agreement. As a result of the order, the Unit Power Sales Agreement entitlement percentages of the remaining purchasers will be permanently modified to exclude Entergy Louisiana, to be effective beginning October 2025. The FERC also issued an order dismissing the Federal Power Act Section 203 application based on lack of jurisdiction.

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

In December 2024, and subsequently amended in an errata filed in February 2025, Entergy Louisiana submitted an application to the LPSC seeking a determination that approximately $183.6 million in storm restoration costs associated with Hurricane Francine were reasonable and necessary and, therefore, eligible for recovery from customers, as well as approval to recover approximately $3.6 million in certain carrying costs from customers. In February 2025, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting a revenue increase of $17.8 million from funds approved by the LPSC (on an interim basis) for Hurricane Francine recovery costs. The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the 2023 formula rate plan filing above. Also in February 2025, Entergy Louisiana withdrew $33.5 million from its funded storm reserves. In June 2025 the LPSC staff filed direct testimony. The LPSC staff recommends approval of Entergy Louisiana’s as-requested storm restoration costs with the exception of approximately $10.6 million, comprised primarily of estimates of mutual assistance invoices that have not yet been received at the time of filing and that ultimately exceeded the actual amounts invoiced, as well as certain incentive compensation, and $1.8 million associated with certain carrying costs. Entergy Louisiana’s rebuttal testimony is due in August 2025 and a hearing is scheduled for November 2025.

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

The following tables present Entergy’s basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024, included on the consolidated income statements:

	For the Three Months Ended June 30,
	2025		2024
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$471,954		$51,732
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	4,024		2,810
Net income attributable to Entergy Corporation	$467,930		$48,922
Basic shares and earnings per average common share	439.2	$1.07	427.2	$0.11
Average dilutive effect of:
Stock options	0.9	—	0.6	—
Other equity plans	1.2	—	1.0	—
Equity forwards	4.4	(0.02)	—	—
Diluted shares and earnings per average common share	445.7	$1.05	428.8	$0.11

	For the Six Months Ended June 30,
	2025		2024
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$834,376		$128,268
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	5,686		4,065
Net income attributable to Entergy Corporation	$828,690		$124,203
Basic shares and earnings per average common share	434.8	$1.91	426.8	$0.29
Average dilutive effect of:
Stock options	1.0	—	0.5	—
Other equity plans	1.3	(0.01)	1.0	—
Equity forwards	6.3	(0.03)	—	—
Diluted shares and earnings per average common share	443.4	$1.87	428.3	$0.29

Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 366,136 stock options

Entergy Corporation and Subsidiaries
Notes to Financial Statements
outstanding for the three months ended June 30, 2025 and 1,448,982 stock options outstanding for the three months ended June 30, 2024 because their effect would have been antidilutive. The calculation of diluted earnings per share excluded 305,113 stock options outstanding for the six months ended June 30, 2025 and 1,471,220 stock options outstanding for the six months ended June 30, 2024 because their effect would have been antidilutive. Until settlement of the forward sale agreements discussed below in “Equity Distribution Program” and “Equity Forward Sale Agreements,” earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. The calculation of diluted earnings per share excluded 2,423,880 shares for the three months ended June 30, 2025 and 2,897,964 shares for the three months ended June 30, 2024 under forward sale agreements outstanding because their effect would have been antidilutive. The calculation of diluted earnings per share excluded 1,304,889 shares for the six months ended June 30, 2025 and 2,942,440 shares for the six months ended June 30, 2024 under forward sale agreements outstanding because their effect would have been antidilutive.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.60 for the three months ended June 30, 2025 and $0.57 for the three months ended June 30, 2024. Dividends declared per common share were $1.20 for the six months ended June 30, 2025 and $1.13 for the six months ended June 30, 2024.

(System Energy)

In February 2025, System Energy paid its parent, Entergy Corporation, a $20 million distribution out of its common stock.

In May 2025, System Energy paid its parent, Entergy Corporation, a $30 million distribution out of its common stock.

Equity Distribution Program

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. The following are updates to that discussion.

In February 2025, Entergy Corporation increased by an additional $1.5 billion the aggregate gross sales price authorized under its at the market equity distribution program pursuant to the terms of the equity distribution sales agreement for such program. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of June 30, 2025, an aggregate gross sales price of approximately $2.8 billion has been sold under the at the market equity distribution program.

During the six months ended June 30, 2025 and 2024, there were no shares of common stock directly issued under the at the market equity distribution program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following forward sale agreements were entered into by Entergy Corporation under its at the market equity distribution program during the six months ended June 30, 2025:

Effective Date	Shares of Common Stock per Forward Sale Agreement	Maturity Date	Forward Sale Price per Share	Gross Sales Price	Forward Sellers Fees
			(Dollars In Thousands, Except Per Share Data)
March 2025	2,713,790	August 2026	$84.77	$232,216	$2,322

During the six months ended June 30, 2025, Entergy Corporation physically settled its obligations under the following forward sale agreements:

Effective Date of Forward Sale Agreements	Shares of Common Stock Issued	Gross Sales Price	Forward Sellers Fees	Forward Sale Price per Share	Cash Proceeds at Settlement
		(Dollars In Thousands, Except Per Share Data)
Forward sale agreements settled in May 2025:
December 2023	5,506,492	$280,459	$2,805
March 2024	569,844	$29,318	$293
March 2024	2,320,830	$119,153	$1,192
May 2024	2,556,832	$142,387	$1,424
May 2024	2,466,470	$134,396	$1,344
June 2024	2,140,006	$114,540	$1,145
Total	15,560,474			$51.78	$805,669

Entergy Corporation incurred an aggregate amount of approximately $1.0 million of general issuance costs associated with the May 2025 settlement. Entergy Corporation used the net proceeds for general corporate purposes, which included repayment of commercial paper, outstanding loans under Entergy Corporation’s revolving credit facility, and other debt.

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

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. If Entergy had elected to net share settle the forward sale agreements as of June 30, 2025, Entergy would have been required to deliver 0.2 million shares.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Treasury Stock

During the six months ended June 30, 2025, Entergy Corporation reissued 1,268,179 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2025.

Retained Earnings

On July 25, 2025, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.60 per share, payable on September 2, 2025 to holders of record as of August 13, 2025.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, April 1,	$39,040	($166,128)

Amounts reclassified from accumulated other comprehensive income (loss)	(4,602)	246,489
Net other comprehensive income (loss) for the period	(4,602)	246,489

Ending balance, June 30,	$34,438	$80,361

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$42,769	($162,460)

Amounts reclassified from accumulated other comprehensive income (loss)	(8,331)	242,821
Net other comprehensive income (loss) for the period	(8,331)	242,821

Ending balance, June 30,	$34,438	$80,361

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended June 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, April 1,	$52,687	$52,774

Amounts reclassified from accumulated other comprehensive income	(2,132)	(2,023)
Net other comprehensive loss for the period	(2,132)	(2,023)

Ending balance, June 30,	$50,555	$50,751

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the six months ended June 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$53,658	$54,798

Amounts reclassified from accumulated other comprehensive income	(3,103)	(4,047)
Net other comprehensive loss for the period	(3,103)	(4,047)

Ending balance, June 30,	$50,555	$50,751

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$3,462	$3,473	(a)
Amortization of net gain	2,551	1,641	(a)
Settlement loss	—	(316,974)	(a)
Total amortization and settlement loss	6,013	(311,860)
Income taxes	(1,411)	65,371	Income taxes
Total amortization and settlement loss (net of tax)	$4,602	($246,489)

Total reclassifications for the period (net of tax)	$4,602	($246,489)

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$6,924	$6,946	(a)
Amortization of net gain	5,102	3,037	(a)
Settlement loss	—	(316,974)	(a)
Total amortization and settlement loss	12,026	(306,991)
Income taxes	(3,695)	64,170	Income taxes
Total amortization and settlement loss (net of tax)	$8,331	($242,821)

Total reclassifications for the period (net of tax)	$8,331	($242,821)

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended June 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$1,136	$1,136	(a)
Amortization of net gain	1,719	1,632	(a)
Total amortization	2,855	2,768
Income taxes	(723)	(745)	Income taxes
Total amortization (net of tax)	2,132	2,023

Total reclassifications for the period (net of tax)	$2,132	$2,023

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the six months ended June 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$2,272	$2,272	(a)
Amortization of net gain	3,438	3,266	(a)
Total amortization	5,710	5,538
Income taxes	(2,607)	(1,491)	Income taxes
Total amortization (net of tax)	$3,103	$4,047

Total reclassifications for the period (net of tax)	$3,103	$4,047

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  As there were no borrowings under the facility for the six months ended June 30, 2025, the estimated interest rate as of June 30, 2025 that would have been applied to outstanding borrowings under the facility was 5.93%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of June 30, 2025:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of June 30, 2025, Entergy Corporation had $459 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2025 was 4.65%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2025 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2025	Letters of Credit Outstanding as of June 30, 2025
Entergy Arkansas	April 2026	$25 million (b)	6.28%	$—	$—
Entergy Arkansas	June 2030	$300 million (c)	5.55%	$—	$—
Entergy Louisiana	June 2030	$400 million (c)	5.68%	$—	$—
Entergy Mississippi	June 2030	$300 million (c)	5.55%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	6.05%	$—	$—
Entergy Texas	June 2030	$300 million (c)	5.68%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of June 30, 2025 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. In July 2025, Entergy Texas entered into a second uncommitted standby letter of credit facility in the amount of $160 million with a letter of credit fee of 1.05%. The following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2025:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2025 (a)
Entergy Arkansas	$25 million	0.78%	$23.6 million
Entergy Arkansas	$75 million	0.50%	$—
Entergy Louisiana	$125 million	0.78%	$74.3 million
Entergy Louisiana	$45 million	0.50%	$—
Entergy Mississippi	$65 million	0.78%	$47.3 million (b)
Entergy Mississippi	$65 million	0.50%	$—
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$54.0 million

(a)As of June 30, 2025, letters of credit posted with MISO covered financial transmission rights exposure of $3.5 million for Entergy Arkansas, $1.2 million for Entergy Louisiana, $0.6 million for Entergy Mississippi, and $0.6 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)As of June 30, 2025, the letters of credit issued for Entergy Mississippi include $46.0 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have FERC-authorized short-term borrowing limits effective through January 2027. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2025 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$21
Entergy Texas	$200	$—
System Energy	$200	$—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of June 30, 2025:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2025
		(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	5.44%	$33.2
Entergy Louisiana River Bend VIE	June 2027	$105	5.42%	$69.5
Entergy Louisiana Waterford VIE	June 2027	$105	5.43%	$61.0
System Energy VIE	June 2027	$120	5.43%	$44.3

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of June 30, 2025 as follows:

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

As of June 30, 2025, Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained financing authorization from the FERC that extends through January 2027 for issuances by its nuclear fuel company VIEs.

Debt Issuances and Retirements

(Entergy Arkansas)

In May 2025, Entergy Arkansas issued $300 million of 5.45% Series mortgage bonds due June 2034. Entergy Arkansas expects to use the proceeds, together with other funds, to finance the construction of Lake Catherine Unit 5, and for general corporate purposes.

(Entergy Louisiana)

In January 2025, Entergy Louisiana issued $750 million of 5.80% Series mortgage bonds due March 2055. Entergy Louisiana used the proceeds, together with other funds: (1) to repay, prior to maturity, its $190 million of 3.78% Series mortgage bonds due April 2025; (2) to repay, prior to maturity, its $110 million of 3.78% Series mortgage bonds due April 2025; (3) for capital expenditures; and (4) for general corporate purposes.

(Entergy Mississippi)

In March 2025, Entergy Mississippi issued $600 million of 5.80% Series mortgage bonds due April 2055. Entergy Mississippi expects to use the proceeds, together with other funds, to finance a portion of the construction of the Delta Blues Advanced Power Station, the Delta Solar facility, and the Penton Solar facility, and for general corporate purposes.

(Entergy New Orleans)

In February 2025, Entergy New Orleans entered into a term loan credit agreement providing a $80 million unsecured term loan due March 2026. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable adjustment. The rate set as of June 30, 2025 was 5.79%. Entergy New Orleans received the funds in March 2025 and used the proceeds to repay, at maturity, its $78 million of 3.00% Series mortgage bonds due March 2025 and for general corporate purposes. The term loan was subsequently repaid, prior to its maturity, in July 2025.

(Entergy Texas)

In February 2025, Entergy Texas issued $500 million of 5.25% Series mortgage bonds due April 2035. Entergy Texas expects to use the proceeds, together with other funds, to finance the construction of the Orange County Advanced Power Station and the Lone Star Power Station, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(System Energy)

In May 2025, System Energy issued $240 million of 5.30% Series mortgage bonds due December 2034. System Energy used the proceeds, together with other funds, to repay, prior to maturity, its $200 million of 2.14% Series mortgage bonds due December 2025, and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of June 30, 2025 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$29,929,838	$27,487,432
Entergy Arkansas	$5,438,033	$4,883,114
Entergy Louisiana	$10,399,823	$9,410,962
Entergy Mississippi	$3,020,687	$2,720,374
Entergy New Orleans	$737,560	$697,241
Entergy Texas	$4,038,417	$3,729,255
System Energy	$1,094,396	$1,101,434

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of December 31, 2024 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$27,991,595	$25,181,802
Entergy Arkansas	$5,122,494	$4,546,643
Entergy Louisiana	$9,866,453	$8,751,266
Entergy Mississippi	$2,427,073	$2,116,246
Entergy New Orleans	$735,467	$697,466
Entergy Texas	$3,552,443	$3,176,230
System Energy	$1,089,736	$1,063,946

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

Stock Options

In February 2025 the Board approved and Entergy granted long-term incentive awards in the form of options on 366,136 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $17.43 per option.  As of June 30, 2025, there were options on 3,132,728 shares of common stock outstanding with a weighted-average exercise price of $56.71.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2025.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2025 was $78.6 million.

The following table includes financial information for stock options for the three months ended June 30, 2025 and 2024:

	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.0	$1.1
Tax benefit recognized in Entergy’s consolidated net income	$0.2	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.5

The following table includes financial information for stock options for the six months ended June 30, 2025 and 2024:

	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.1	$2.2
Tax benefit recognized in Entergy’s consolidated net income	$0.5	$0.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.0	$1.0

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2025 and 2024:

	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$9.4	$9.8
Tax benefit recognized in Entergy’s consolidated net income	$2.3	$2.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.7	$4.6

The following table includes financial information for other equity awards for the six months ended June 30, 2025 and 2024:

	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$19.4	$19.7
Tax benefit recognized in Entergy’s consolidated net income	$4.8	$5.0
Compensation cost capitalized as part of fixed assets and materials and supplies	$9.5	$9.1

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the second quarters of 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$23,617	$23,370
Interest cost on projected benefit obligation	59,680	65,961
Expected return on assets	(75,280)	(89,506)
Recognized net loss	13,309	14,854
Settlement charges	—	325,253
Net pension cost	$21,326	$339,932

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s qualified pension costs, including amounts capitalized, for the six months ended June 30, 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$47,234	$46,746
Interest cost on projected benefit obligation	119,360	136,587
Expected return on assets	(150,560)	(185,486)
Recognized net loss	26,618	29,974
Settlement charges	—	325,253
Net pension cost	$42,652	$353,074

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the second quarters of 2025 and 2024, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the six months ended June 30, 2025 and 2024, included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$8,854	$10,908	$2,608	$822	$2,048	$2,744
Interest cost on projected benefit obligation	27,628	29,408	7,398	3,294	5,946	7,170
Expected return on assets	(35,352)	(37,794)	(9,898)	(4,348)	(7,778)	(9,150)
Recognized net loss	9,582	4,536	1,644	830	908	2,228
Net pension cost	$10,712	$7,058	$1,752	$598	$1,124	$2,992

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$8,199	$11,102	$2,568	$880	$1,923	$2,767
Interest cost on projected benefit obligation	26,434	27,922	7,042	3,138	5,662	6,777
Expected return on assets	(36,310)	(38,894)	(10,226)	(4,407)	(8,154)	(9,281)
Recognized net loss	11,492	5,204	2,280	940	786	2,327
Settlement charges	—	—	—	—	—	611
Net pension cost	$9,815	$5,334	$1,664	$551	$217	$3,201

Non-Qualified Net Pension Cost

Entergy recognized $2.5 million and $2.7 million in pension cost for its non-qualified pension plans for the second quarters of 2025 and 2024, respectively. For the second quarters of 2025 and 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan. Entergy recognized $5 million and $5.4 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for second quarters of 2025 and 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$47	$36	$90	$35	$39
2024	$68	$51	$83	$31	$62

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the six months ended June 30, 2025 and 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$94	$72	$180	$70	$78
2024	$136	$102	$166	$61	$124

For the second quarters of 2025 and 2024, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sums benefits out of the plan. For the six months ended June 30, 2025 and 2024 there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Income

Entergy’s other postretirement benefits income, including amounts capitalized, for the second quarters of 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$2,757	$3,126
Interest cost on accumulated postretirement benefit obligation (APBO)	9,690	9,852
Expected return on assets	(10,209)	(10,569)
Amortization of prior service credit	(5,720)	(5,720)
Recognized net gain	(3,870)	(2,761)
Net other postretirement benefits income	($7,352)	($6,072)

Entergy’s other postretirement benefits income, including amounts capitalized, for the six months ended June 30, 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$5,514	$6,252
Interest cost on APBO	19,380	19,704
Expected return on assets	(20,418)	(21,138)
Amortization of prior service credit	(11,440)	(11,440)
Recognized net gain	(7,740)	(5,522)
Net other postretirement benefits income	($14,704)	($12,144)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefits income, including amounts capitalized, for their current and former employees for the second quarters of 2025 and 2024 included the following components:

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

The Registrant Subsidiaries’ other postretirement benefits income, including amounts capitalized, for their current and former employees for the six months ended June 30, 2025 and 2024 included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,144	$1,342	$324	$104	$318	$348
Interest cost on APBO	3,550	4,024	978	498	1,164	788
Expected return on assets	(8,450)	—	(2,656)	(2,890)	(4,904)	(1,404)
Amortization of prior service cost (credit)	1,048	(2,272)	(478)	(458)	(2,186)	(146)
Recognized net (gain) loss	(706)	(3,622)	(114)	(54)	306	(14)
Net other postretirement benefits income	($3,414)	($528)	($1,946)	($2,800)	($5,302)	($428)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,284	$1,400	$368	$102	$336	$350
Interest cost on APBO	3,666	3,998	972	506	1,206	796
Expected return on assets	(8,768)	—	(2,744)	(2,958)	(5,078)	(1,456)
Amortization of prior service cost (credit)	1,048	(2,272)	(478)	(458)	(2,186)	(146)
Recognized net (gain) loss	—	(3,476)	30	38	296	—
Net other postretirement benefits income	($2,770)	($350)	($1,852)	($2,770)	($5,426)	($456)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2025 and 2024:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2025 and 2024:

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$6,986	($62)	$6,924
Amortization of net gain (loss)	(822)	6,140	(216)	5,102
	($822)	$13,126	($278)	$12,026
Entergy Louisiana
Amortization of prior service credit	$—	$2,272	$—	$2,272
Amortization of net gain (loss)	(182)	3,622	(2)	3,438
	($182)	$5,894	($2)	$5,710

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$7,026	($80)	$6,946
Amortization of net gain (loss)	(2,033)	5,230	(160)	3,037
Settlement loss	(316,974)	—	—	(316,974)
	($319,007)	$12,256	($240)	($306,991)
Entergy Louisiana
Amortization of prior service credit	$—	$2,272	$—	$2,272
Amortization of net gain (loss)	(208)	3,476	(2)	3,266
	($208)	$5,748	($2)	$5,538

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Employer Contributions

Based on current assumptions, Entergy expects to contribute $240 million to its qualified pension plans in 2025.  As of June 30, 2025, Entergy had contributed $99.7 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2025 pension contributions	$35,544	$41,253	$8,064	$5,016	$7,725	$15,668
Pension contributions made through June 2025	$16,968	$17,448	$3,951	$2,112	$3,240	$6,413
Remaining estimated pension contributions to be made in 2025	$18,576	$23,805	$4,113	$2,904	$4,485	$9,255

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy has a single reportable segment, Utility, which includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business in portions of Louisiana through June 30, 2025. See Note 13 to the financial statements herein for discussion of the sale of the natural gas distribution business on July 1, 2025.  Parent & Other includes the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes operating revenues and significant expense categories regularly provided to the chief operating decision maker for the Utility segment, a reconciliation of Utility operating revenues to Entergy’s consolidated operating revenues, and a reconciliation of Utility net income to consolidated net income and net income attributable to Entergy Corporation for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
Utility operating revenues	$3,315,723	$2,941,404	$6,145,320	$5,713,577

Reconciliation of revenues:
Other revenues (a)	13,144	12,227	30,448	34,703
Elimination of intersegment revenues	(18)	(11)	(45)	(32)
Consolidated operating revenues	3,328,849	2,953,620	6,175,723	5,748,248

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	631,773	514,223	970,756	1,118,627
Purchased power	372,842	193,010	714,926	412,204
Other operation and maintenance expenses	713,296	685,990	1,375,770	1,366,705
Other regulatory charges (credits) - net	(55,957)	125,607	(72,800)	234,954
Other Utility items (b)	1,051,596	979,255	2,063,453	1,941,788
Utility net income	602,173	443,319	1,093,215	639,299

Reconciliation of net income:
Non-cash pension settlement charge (c)	—	(316,738)	—	(316,738)
Income taxes on reconciling item noted above	—	66,515	—	66,515
Other loss	(55,678)	(62,479)	(109,050)	(102,362)
Elimination of intersegment loss	(74,541)	(78,885)	(149,789)	(158,446)
Consolidated net income	471,954	51,732	834,376	128,268
Preferred dividend requirements of subsidiaries and noncontrolling interests (d)	4,024	2,810	5,686	4,065
Net income attributable to Entergy Corporation	$467,930	$48,922	$828,690	$124,203

(a)See Note 12 to the financial statements herein and Note 19 to the financial statements in the Form 10-K for discussion of other revenues.
(b)Other Utility items includes nuclear refueling outage expenses, asset write-offs, decommissioning expenses, taxes other than income taxes, depreciation and amortization expenses, other income, interest expense, and income tax expense.
(c)See Note 11 to the financial statements in the Form 10-K for discussion of the one-time non-cash pension settlement charge resulting from a group annuity contract purchased in second quarter 2024 to settle certain pension liabilities, of which $8 million was recorded at Utility and $317 million was recorded at Parent & Other.
(d)Preferred dividend requirements of subsidiaries and noncontrolling interests is substantially derived from the Utility segment. See Note 6 to the financial statements in the Form 10-K for discussion of preferred stock and noncontrolling interests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the three months ended June 30, 2025 and 2024:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2025
Depreciation, amortization, and decommissioning	$577,386	$1,766	$—	$579,152
Interest and investment income	$160,248	$2,146	($74,975)	$87,419
Interest expense	$261,033	$61,475	($434)	$322,074
Income taxes	$152,836	($14,437)	$—	$138,399
2024
Depreciation, amortization, and decommissioning	$557,962	$1,594	$—	$559,556
Interest and investment income	$141,249	$9,985	($80,647)	$70,587
Interest expense	$225,511	$65,829	($1,763)	$289,577
Income taxes	$113,017	($79,383)	$—	$33,634

The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the six months ended June 30, 2025 and 2024:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2025
Depreciation, amortization, and decommissioning	$1,144,573	$3,451	$—	$1,148,024
Interest and investment income	$267,423	$3,835	($150,433)	$120,825
Interest expense	$528,164	$124,344	($643)	$651,865
Income taxes	$267,109	($28,669)	$—	$238,440
Total assets as of June 30, 2025	$72,511,224	$777,674	($4,905,758)	$68,383,140
Total expenditures for additions to long-lived assets	$3,798,452	$606	$—	$3,799,058
2024
Asset write-offs, impairments, and related charges (credits)	$131,775	$—	$—	$131,775
Depreciation, amortization, and decommissioning	$1,109,452	$3,146	$—	$1,112,598
Interest and investment income	$366,499	$15,353	($160,569)	$221,283
Interest expense	$437,659	$121,242	($2,124)	$556,777
Income taxes	$147,565	($92,938)	$—	$54,627
Total assets as of December 31, 2024	$68,951,564	$721,459	($4,882,991)	$64,790,032
Total expenditures for additions to long-lived assets	$2,457,683	$693	$—	$2,458,376

Eliminations are primarily intersegment activity. All of Entergy’s goodwill is related to the Utility segment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Registrant Subsidiaries

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one operating and reportable segment, an integrated utility business which includes the generation, transmission, and distribution of electric power; and operation of a small natural gas distribution business at each of Entergy Louisiana and Entergy New Orleans through June 30, 2025. See Note 13 to the financial statements herein for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. System Energy has one operating and reportable segment, which is an electricity generation business. Each of the Registrant Subsidiaries’ operations are managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results. All segment financial information for the Registrant Subsidiaries is as reported on the respective financial statements for each of the Registrant Subsidiaries.

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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps as of June 30, 2025 is 9 months for Entergy Mississippi. The total volume of natural gas swaps outstanding as of June 30, 2025 is 9,493,000 MMBtu for Entergy and Entergy Mississippi. As of June 30, 2025, Entergy Louisiana and Entergy New Orleans had no outstanding natural gas swaps. Credit support for these natural gas swaps is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the second quarter 2025, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2025 through May 31, 2026. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2025 is 102,393 GWh for Entergy, including 20,804 GWh for Entergy Arkansas, 55,064 GWh for Entergy Louisiana, 11,361 GWh for Entergy Mississippi, 3,660 GWh for Entergy New Orleans, and 11,505 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations business is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of June 30, 2025 and December 31, 2024. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of June 30, 2025 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2024.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$49	($1)	$48

Liabilities:
Natural gas swaps	Other current liabilities	$3	$—	$3

2024
Assets:
Natural gas swaps	Prepayments and other	$2	$—	$2

Financial transmission rights	Prepayments and other	$21	($1)	$20

Liabilities:
Financial transmission rights	Other current liabilities	($—)	$1	$1

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $6 million as of June 30, 2025 and $2 million as of December 31, 2024

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location		Amount of gain recorded in the income statement
			(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$11
Financial transmission rights	Purchased power expense	(b)	$66

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$3
Financial transmission rights	Purchased power expense	(b)	$47

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$114

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	Purchased power expense	(b)	$100

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of June 30, 2025 and December 31, 2024 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$11.1	$—	$11.1	Entergy Arkansas
Financial transmission rights	Prepayments and other	$28.6	($0.3)	$28.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.5	($0.1)	$1.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$3.0	$—	$3.0	Entergy New Orleans
Financial transmission rights	Prepayments and other	$4.5	($0.6)	$3.9	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$3.0	$—	$3.0	Entergy Mississippi

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2024
Assets:
Natural gas swaps	Prepayments and other	$1.6	$—	$1.6	Entergy Mississippi

Financial transmission rights	Prepayments and other	$8.6	($0.1)	$8.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.7	($0.1)	$8.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.0	($0.1)	$1.9	Entergy Texas

Liabilities:
Financial transmission rights	Other current liabilities	($0.4)	$0.9	$0.5	Entergy Mississippi

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $3.5 million for Entergy Arkansas, $1.2 million for Entergy Louisiana, $0.6 million for Entergy Mississippi,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and $0.6 million for Entergy Texas as of June 30, 2025 and in the amount of $0.5 million for Entergy Arkansas, $0.1 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.3 million for Entergy Texas as of December 31, 2024.

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended June 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$11.4	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$9.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$42.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$8.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.3	(b)	Entergy Texas

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.0)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$12.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$25.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$4.6	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the six months ended June 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.2)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$28.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$64.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$11.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.8	(b)	Entergy Texas

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.3	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.5	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$38.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$41.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$4.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$12.1	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.  The assessment of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,012	$—	$—	$1,012
Decommissioning trust funds (a):
Equity securities	48	—	—	48
Debt securities	857	1,250	—	2,107
Common trusts (b)				3,678
Securitization recovery trust account	1	—	—	1
Storm reserve escrow accounts	303	—	—	303
Financial transmission rights	—	—	48	48
	$2,221	$1,250	$48	$7,197

Liabilities:
Natural gas swaps	$—	$—	$3	$3

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$811	$—	$—	$811
Decommissioning trust funds (a):
Equity securities	30	—	—	30
Debt securities	848	1,199	—	2,047
Common trusts (b)				3,486
Securitization recovery trust account	4	—	—	4
Storm reserve escrow accounts	340	—	—	340
Natural gas swaps	2	—	—	2
Financial transmission rights	—	—	20	20
	$2,035	$1,199	$20	$6,740

Liabilities:
Financial transmission rights	$—	$—	$1	$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2025 and 2024:

	2025	2024
	(In Millions)
Balance as of April 1,	$7	$9
Issuances of financial transmission rights	49	53
Gains included as a regulatory liability/asset	58	34
Settlements	(66)	(47)
Balance as of June 30,	$48	$49

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2025 and 2024:

	2025	2024
	(In Millions)
Balance as of January 1,	$20	$21
Issuances of financial transmission rights	49	53
Gains included as a regulatory liability/asset	93	75
Settlements	(114)	(100)
Balance as of June 30,	$48	$49

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$182.4	$—	$—	$182.4
Decommissioning trust funds (a):
Equity securities	23.3	—	—	23.3
Debt securities	266.3	327.8	—	594.1
Common trusts (b)				1,069.3
Financial transmission rights	—	—	11.1	11.1
	$472.0	$327.8	$11.1	$1,880.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	259.9	319.1	—	579.0
Common trusts (b)				1,012.5
Financial transmission rights	—	—	8.5	8.5
	$276.2	$319.1	$8.5	$1,616.3

Entergy Louisiana

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$298.3	$—	$—	$298.3
Decommissioning trust funds (a):
Equity securities	20.8	—	—	20.8
Debt securities	332.4	598.9	—	931.3
Common trusts (b)				1,588.4
Storm reserve escrow account	228.4	—	—	228.4
Financial transmission rights	—	—	28.3	28.3
	$879.9	$598.9	$28.3	$3,095.5

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$326.8	$—	$—	$326.8
Decommissioning trust funds (a):
Equity securities	14.5	—	—	14.5
Debt securities	326.0	582.1	—	908.1
Common trusts (b)				1,506.5
Storm reserve escrow account	256.7	—	—	256.7
Financial transmission rights	—	—	8.6	8.6
	$924.0	$582.1	$8.6	$3,021.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Mississippi

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$401.3	$—	$—	$401.3
Financial transmission rights	—	—	1.4	1.4
	$401.3	$—	$1.4	$402.7

Liabilities:
Natural gas swaps	$—	$—	$3.0	$3.0

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$155.5	$—	$—	$155.5
Natural gas swaps	1.6	—	—	1.6
	$157.1	$—	$—	$157.1

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

Entergy New Orleans

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$75.1	$—	$—	$75.1
Financial transmission rights	—	—	3.0	3.0
	$75.1	$—	$3.0	$78.1

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.4	$—	$—	$31.4
Securitization recovery trust account	1.6	—	—	1.6
Storm reserve escrow account	83.7	—	—	83.7
Financial transmission rights	—	—	1.3	1.3
	$116.7	$—	$1.3	$118.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.7	$—	$—	$17.7
Securitization recovery trust account	1.0	—	—	1.0
Financial transmission rights	—	—	3.9	3.9
	$18.7	$—	$3.9	$22.6

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$184.7	$—	$—	$184.7
Securitization recovery trust account	2.7	—	—	2.7
Financial transmission rights	—	—	1.9	1.9
	$187.4	$—	$1.9	$189.3

System Energy

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.7	$—	$—	$31.7
Decommissioning trust funds (a):
Equity securities	4.1	—	—	4.1
Debt securities	258.6	323.5	—	582.1
Common trusts (b)				1,020.1
	$294.4	$323.5	$—	$1,638.0

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.5	$—	$—	$28.5
Decommissioning trust funds (a):
Equity securities	2.4	—	—	2.4
Debt securities	262.4	297.4	—	559.8
Common trusts (b)				966.9
	$293.3	$297.4	$—	$1,557.6

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$3.0	$3.4	($0.1)	$0.4	$0.4
Issuances of financial transmission rights	11.8	28.7	1.5	3.0	4.0
Gains included as a regulatory liability/asset	5.8	38.2	3.1	8.4	1.8
Settlements	(9.5)	(42.0)	(3.1)	(8.8)	(2.3)
Balance as of June 30,	$11.1	$28.3	$1.4	$3.0	$3.9

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$2.8	$4.1	$0.6	$0.5	$1.2
Issuances of financial transmission rights	17.6	21.6	3.9	2.8	7.3
Gains included as a regulatory liability/asset	7.7	19.1	1.2	2.6	2.7
Settlements	(12.0)	(25.0)	(2.1)	(3.3)	(4.6)
Balance as of June 30,	$16.1	$19.8	$3.6	$2.6	$6.6

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$8.6	$8.6	($0.5)	$1.3	$1.9
Issuances of financial transmission rights	11.8	28.7	1.5	2.9	4.0
Gains included as a regulatory liability/asset	18.9	55.1	5.5	9.9	3.8
Settlements	(28.2)	(64.1)	(5.1)	(11.1)	(5.8)
Balance as of June 30,	$11.1	$28.3	$1.4	$3.0	$3.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$6.0	$9.8	$1.4	$1.1	$2.4
Issuances of financial transmission rights	17.6	21.6	3.9	2.8	7.3
Gains included as a regulatory liability/asset	31.4	29.6	1.4	3.1	9.0
Settlements	(38.9)	(41.2)	(3.1)	(4.4)	(12.1)
Balance as of June 30,	$16.1	$19.8	$3.6	$2.6	$6.6

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

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2025 on equity securities still held as of June 30, 2025 were $536 million and $513 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale debt securities held as of June 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$2,107	$2,047
Unrealized gains	$20	$7
Unrealized losses	$60	$80

As of June 30, 2025 and December 31, 2024, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,148 million as of June 30, 2025 and $2,121 million as of December 31, 2024.  As of June 30, 2025, available-for-sale debt securities had an average coupon rate of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
approximately 4.14%, an average duration of approximately 6.39 years, and an average maturity of approximately 10.81 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$565	$17	$1,102	$24
More than 12 months	438	43	510	56
Total	$1,003	$60	$1,612	$80

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$29	$36
1 year - 5 years	541	574
5 years - 10 years	672	629
10 years - 15 years	195	166
15 years - 20 years	197	218
20 years+	473	424
Total	$2,107	$2,047

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$227	$161	$489	$330
Realized gains	$1	$—	$2	$1
Realized losses	$4	$14	$8	$20

During the three and six months ended June 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of June 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$594.1	$579.0
Unrealized gains	$5.4	$1.2
Unrealized losses	$17.5	$25.8

The amortized cost of available-for-sale debt securities was $606.1 million as of June 30, 2025 and $603.5 million as of December 31, 2024.  As of June 30, 2025, the available-for-sale debt securities had an average coupon rate of approximately 3.75%, an average duration of approximately 6.20 years, and an average maturity of approximately 8.46 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2025 on equity securities still held as of June 30, 2025 were $138 million and $126.7 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$141.8	$4.6	$282.8	$8.2
More than 12 months	174.0	12.9	195.0	17.6
Total	$315.8	$17.5	$477.8	$25.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$26.3	$31.7
1 year - 5 years	159.2	142.5
5 years - 10 years	251.7	231.0
10 years - 15 years	37.4	62.2
15 years - 20 years	43.1	62.8
20 years+	76.4	48.8
Total	$594.1	$579.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$—	$5.5	$—	$17.9
Realized gains	$—	$0.1	$—	$0.1
Realized losses	$—	$0.4	$—	$0.9

During three and six months ended June 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of June 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$931.3	$908.1
Unrealized gains	$8.1	$3.6
Unrealized losses	$24.1	$26.9

The amortized cost of available-for-sale debt securities was $947.3 million as of June 30, 2025 and $931.5 million as of December 31, 2024.  As of June 30, 2025, the available-for-sale debt securities had an average coupon rate of approximately 4.40%, an average duration of approximately 6.57 years, and an average maturity of approximately 12.38 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2025 on equity securities still held as of June 30, 2025 were $267.9 million and $254.6 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$318.7	$9.4	$543.8	$8.8
More than 12 months	150.6	14.7	178.4	18.1
Total	$469.3	$24.1	$722.2	$26.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$2.4	$4.4
1 year - 5 years	212.3	188.2
5 years - 10 years	214.3	259.4
10 years - 15 years	115.0	80.9
15 years - 20 years	107.6	106.1
20 years+	279.7	269.1
Total	$931.3	$908.1

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$71.5	$62.5	$181.5	$110.9
Realized gains	$0.1	$0.1	$0.2	$0.2
Realized losses	$2.4	$4.8	$4.0	$7.7

During the three and six months ended June 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of June 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$582.1	$559.8
Unrealized gains	$6.1	$1.9
Unrealized losses	$19.0	$27.6

The amortized cost of available-for-sale debt securities was $595 million as of June 30, 2025 and $585.5 million as of December 31, 2024.  As of June 30, 2025, the available-for-sale debt securities had an average coupon rate of approximately 4.13%, an average duration of approximately 6.27 years, and an average maturity of approximately 10.73 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2025 on equity securities still held as of June 30, 2025 were $130.5 million and $131.3 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$104.2	$3.3	$275.6	$6.8
More than 12 months	113.8	15.7	136.8	20.8
Total	$218.0	$19.0	$412.4	$27.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$0.2	$0.2
1 year - 5 years	169.2	243.7
5 years - 10 years	206.4	138.9
10 years - 15 years	42.5	22.7
15 years - 20 years	46.4	49.4
20 years+	117.4	104.9
Total	$582.1	$559.8

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$155.3	$93.5	$307.6	$201.5
Realized gains	$0.8	$—	$1.3	$0.2
Realized losses	$1.4	$8.4	$4.0	$11.9

During the three and six months ended June 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

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

Other Tax Matters

Inflation Reduction Act of 2022

As discussed in the Note 3 to the financial statements in the Form 10-K, the Inflation Reduction Act, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power facilities. Entergy Arkansas, Entergy Louisiana, and System Energy have the potential to generate zero-emission nuclear power production tax credits for electricity generated by their respective nuclear power facilities. Due to the uncertainty of the value, if any, of credits Entergy Arkansas, Entergy Louisiana, or System Energy may receive, such credits for the nuclear power produced in 2024 were not recognized as of December 31, 2024.

In second quarter 2025, Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy determined, based on current analysis and evolving regulatory developments, that it was appropriate to record zero-emission nuclear power production tax credits for electricity generated in 2024 by their respective nuclear power facilities and the credits are expected to be claimed on the Entergy 2024 federal income tax return. Because the U.S. Treasury and the IRS have not issued final guidance on the application of Internal Revenue Code section 45U, including the definition of “gross receipts,” Entergy considers the tax position associated with these credits to be uncertain under the provisions of income tax accounting standards. As such, the recognition of the credits included a corresponding provision for uncertain tax positions for the full amount of the credits recognized.

The value of the credits was calculated based on the amount of electricity generated and sold by each nuclear generating unit owned by Entergy Arkansas, Entergy Louisiana, and System Energy during 2024, multiplied by the applicable credit rate (i.e. dollars per kW). The applicable credit rate included the incremental amount of credit for meeting the “prevailing wages” criteria under the Inflation Reduction Act. Entergy also applied the statutorily required reduction amount in arriving at the value of the credits. This reduction amount was driven by the “Gross receipts” received by each unit for its 2024 energy production. Entergy Arkansas, Entergy Louisiana, and System Energy recognized production tax credits of $221.4 million, $208.9 million, and $140.9 million, respectively, resulting in an Entergy consolidated production tax credit of $571.2 million. To the extent future guidance allows Entergy to realize the value of the credits under the provisions of income tax accounting standards, the monetized value of the credits are expected to be shared with customers.

Entergy Arkansas, Entergy Louisiana, and System Energy expect to transfer the credits to third parties for cash (including a reasonable discount) prior to the filing of the Entergy 2024 federal income tax return. As such, Entergy Arkansas, Entergy Louisiana, System Energy, and the relevant affiliates are preparing or have submitted filings with the FERC and their respective retail regulators to determine a fair and reasonable approach, including risk sharing and timing, to incorporate the net cash proceeds received for these credits into future customer rates, particularly in light of the related provision for uncertain tax position. Entergy will continue to monitor developments and reassess its tax position as additional guidance or other information emerges.

Sale of Natural Gas Distribution Businesses

See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’ and Entergy Louisiana’s natural gas distribution businesses on July 1, 2025. Entergy is expected to recognize a gain of approximately $335 million for tax purposes, with Entergy Louisiana and Entergy New Orleans recognizing

Entergy Corporation and Subsidiaries
Notes to Financial Statements
$150 million and $185 million, respectively. Both Entergy and Entergy Louisiana have sufficient federal tax net operating loss carryforwards to offset their respective gains. Accordingly, Entergy does not have a resulting federal income tax obligation as a result of the transaction, nor will Entergy Louisiana be required to make a federal tax payment under the terms of the intercompany income tax allocation agreement. Entergy New Orleans is expected to fully absorb its federal tax net operating loss carryforward in 2025, and its resulting federal tax payment under the intercompany income tax allocation agreement will be dependent on its results of operations for the remainder of the year. Estimated state tax payments for Entergy, Entergy Louisiana, and Entergy New Orleans are not anticipated to be significant.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of June 30, 2025 and December 31, 2024, the primary asset held by the storm trust I was $2.8 billion and $2.9 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $28.9 million as of June 30, 2025 and $28.8 million as of December 31, 2024.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of June 30, 2025 and December 31, 2024, the primary asset held by the storm trust II was $1.3 billion and $1.4 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $14.1 million as of June 30, 2025 and $13.9 million as of December 31, 2024.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the six months ended June 30, 2025 and the six months ended June 30, 2024.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of June 30, 2025, AR Searcy Partnership, LLC recorded assets equal to $127.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $114 million. As of December 31, 2024, AR Searcy Partnership, LLC recorded assets equal to $129.7 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of June 30, 2025, MS Sunflower Partnership, LLC recorded assets equal to $155.4 million, primarily consisting of property, plant, and equipment,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $136.9 million. As of December 31, 2024, MS Sunflower Partnership, LLC recorded assets equal to $157.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $132.7 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Utility:
Residential	$1,091,035	$1,009,836
Commercial	771,097	713,282
Industrial	945,901	792,721
Governmental	70,623	65,861
Total billed retail	2,878,656	2,581,700

Sales for resale (a)	146,457	54,579
Other electric revenues (b)	246,674	257,813
Revenues from contracts with customers	3,271,787	2,894,092
Other Utility revenues (c)	3,158	11,955
Electric revenues	3,274,945	2,906,047

Natural gas revenues	40,778	35,357

Other revenues (d)	13,126	12,216

Total operating revenues	$3,328,849	$2,953,620

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Utility:
Residential	$2,204,340	$2,080,177
Commercial	1,455,104	1,405,133
Industrial	1,720,020	1,541,679
Governmental	133,441	131,172
Total billed retail	5,512,905	5,158,161

Sales for resale (a)	198,330	133,583
Other electric revenues (b)	322,892	293,847
Revenues from contracts with customers	6,034,127	5,585,591
Other Utility revenues (c)	(1,316)	26,962
Electric revenues	6,032,811	5,612,553

Natural gas revenues	112,509	101,024

Other revenues (d)	30,403	34,671

Total operating revenues	$6,175,723	$5,748,248

The Utility operating companies’ total revenues for the three months ended June 30, 2025 and 2024 were as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$212,265	$408,293	$172,575	$73,279	$224,623
Commercial	141,468	306,916	147,052	58,133	117,528
Industrial	174,555	570,303	53,629	7,800	139,614
Governmental	4,911	23,622	14,544	20,656	6,890
Total billed retail	533,199	1,309,134	387,800	159,868	488,655
Sales for resale (a)	84,533	109,243	61,713	10,027	5,195
Other electric revenues (b)	78,808	75,871	41,739	13,779	37,761
Revenues from contracts with customers	696,540	1,494,248	491,252	183,674	531,611
Other revenues (c)	1,147	1,256	623	107	30
Electric revenues	697,687	1,495,504	491,875	183,781	531,641
Natural gas revenues	—	14,559	—	26,219	—
Total operating revenues	$697,687	$1,510,063	$491,875	$210,000	$531,641

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$204,822	$353,975	$163,049	$71,842	$216,148
Commercial	132,950	265,869	142,173	57,360	114,930
Industrial	138,786	458,420	49,180	7,602	138,733
Governmental	4,433	21,223	14,061	19,167	6,977
Total billed retail	480,991	1,099,487	368,463	155,971	476,788
Sales for resale (a)	43,842	80,823	21,260	8,575	3,015
Other electric revenues (b)	81,733	74,670	50,718	12,811	39,224
Revenues from contracts with customers	606,566	1,254,980	440,441	177,357	519,027
Other revenues (c)	2,232	6,464	2,453	1,307	50
Electric revenues	608,798	1,261,444	442,894	178,664	519,077
Natural gas revenues	—	14,680	—	20,677	—
Total operating revenues	$608,798	$1,276,124	$442,894	$199,341	$519,077

The Utility operating companies’ total revenues for the six months ended June 30, 2025 and 2024 were as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$486,871	$786,531	$358,883	$138,969	$433,086
Commercial	273,085	570,116	282,925	105,755	223,223
Industrial	323,620	1,036,010	100,974	13,454	245,962
Governmental	9,130	45,290	28,234	37,185	13,602
Total billed retail	1,092,706	2,437,947	771,016	295,363	915,873
Sales for resale (a)	121,262	220,791	89,810	13,917	7,590
Other electric revenues (b)	94,884	113,861	53,538	13,214	50,057
Revenues from contracts with customers	1,308,852	2,772,599	914,364	322,494	973,520
Other revenues (c)	2,346	(5,149)	1,220	212	60
Electric revenues	1,311,198	2,767,450	915,584	322,706	973,580
Natural gas revenues	—	44,160	—	68,349	—
Total operating revenues	$1,311,198	$2,811,610	$915,584	$391,055	$973,580

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$480,574	$699,003	$341,666	$139,520	$419,414
Commercial	274,258	522,565	274,491	110,585	223,234
Industrial	288,193	880,017	95,607	14,580	263,282
Governmental	9,133	43,044	27,390	37,521	14,084
Total billed retail	1,052,158	2,144,629	739,154	302,206	920,014
Sales for resale (a)	82,807	163,551	69,193	21,075	4,922
Other electric revenues (b)	91,074	112,615	44,516	9,592	38,736
Revenues from contracts with customers	1,226,039	2,420,795	852,863	332,873	963,672
Other revenues (c)	4,804	13,442	4,887	2,732	(104)
Electric revenues	1,230,843	2,434,237	857,750	335,605	963,568
Natural gas revenues	—	44,327	—	56,697	—
Total operating revenues	$1,230,843	$2,478,564	$857,750	$392,302	$963,568

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
NOTE 13.  HELD FOR SALE AND DISPOSITIONS (Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

Natural Gas Distribution Businesses

See Note 14 to the financial statements in the Form 10-K for information regarding the planned sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses. The following are updates to that discussion.

On October 28, 2023, Entergy New Orleans and Entergy Louisiana each entered into separate purchase and sale agreements with respect to the sale of their respective regulated natural gas local distribution company businesses to two separate affiliates of Bernhard Capital Partners Management LP. Under the purchase and sale agreements, Entergy New Orleans agreed to sell its regulated natural gas local distribution company business that serves customers in the Parish of Orleans, Louisiana, and Entergy Louisiana agreed to sell its regulated natural gas local distribution company business that serves customers in the Parish of East Baton Rouge, Louisiana. The Entergy New Orleans and Entergy Louisiana natural gas distribution businesses are reflected in Entergy’s Utility reportable segment and in the respective single reportable segment for each of Entergy New Orleans and Entergy Louisiana through June 30, 2025.

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

The transactions had two phases: (1) an “Initial Phase” prior to regulatory approvals in connection with both transactions; and (2) a “Second Phase” following regulatory approvals in connection with both transactions to the extent that certain conditions were satisfied or, where permissible, waived for both transactions. As described above, the transactions received all required regulatory approvals, and the Second Phase commenced on March 5, 2025.

The Entergy Louisiana and Entergy New Orleans natural gas distribution businesses first met the criteria to be classified as held for sale in the quarter ended December 31, 2024, and continued to meet such criteria as of June 30, 2025. As of June 30, 2025, neither Entergy Louisiana nor Entergy New Orleans had recognized any write downs of the natural gas distribution business assets as a result of their classification as held for sale, as neither sale was expected to result in a loss. The assets and liabilities of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses classified as held for sale on Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated balance sheets as of June 30, 2025 and December 31, 2024 included the following amounts:

	June 30, 2025			December 31, 2024
	Entergy	Entergy Louisiana	Entergy New Orleans	Entergy	Entergy Louisiana	Entergy New Orleans
	(In Thousands)			(In Thousands)
Deferred fuel	$5,829	$3,324	$2,505	$5,608	$727	$4,881
Fuel inventory - at average cost	4,828	295	4,533	4,493	702	3,791
Materials and supplies	7,604	1,172	6,432	5,451	1,045	4,406
Prepayments and other	1,341	54	1,287	22	—	22
Total current assets held for sale	$19,602	$4,845	$14,757	$15,574	$2,474	$13,100
Property, plant, and equipment - natural gas	$697,812	$311,898	$385,914	$679,502	$303,193	$376,309
Construction work in progress	2,710	1,730	980	2,959	1,085	1,874
Less - accumulated depreciation and amortization	(283,404)	(141,818)	(141,586)	(276,388)	(139,556)	(136,832)
Other regulatory assets	33,523	6,936	23,667	35,381	8,947	23,682
Goodwill (a)	6,517	—	—	6,474	—	—
Pension and other postretirement assets	15,171	—	19,952	14,663	—	19,499
Other	199	—	199	206	—	206
Total non-current assets held for sale	$472,528	$178,746	$289,126	$462,797	$173,669	$284,738
Accounts payable	$2,945	$295	$2,650	$702	$702	$—
Customer deposits	5,327	2,572	2,755	6,214	1,984	4,230
Taxes accrued	—	—	—	13	13	—
Other	1,352	536	816	1,401	589	812
Total current liabilities held for sale (b)	$9,624	$3,403	$6,221	$8,330	$3,288	$5,042
Regulatory liability for income taxes - net	$28,438	$3,193	$25,245	$31,575	$4,981	$26,594
Other regulatory liabilities	2,579	945	1,634	1,611	1,214	397
Pension and other postretirement liabilities	4,236	4,643	1,610	3,976	4,525	1,197
Other	4,146	1,414	2,732	3,844	1,194	2,650
Total non-current liabilities held for sale (c)	$39,399	$10,195	$31,221	$41,006	$11,914	$30,838

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(a)    Goodwill was allocated to the natural gas distribution business based on its relative fair value compared to the retained portion of the reporting unit.
(b)    Included within other current liabilities on the respective consolidated balance sheets.
(c)    Included within other non-current liabilities on the respective consolidated balance sheets.

Entergy Louisiana and Entergy New Orleans continued to recognize depreciation on the natural gas distribution businesses assets through June 30, 2025 since they received revenues through utility customer rates through the closing of the transaction, and because the final purchase price for the natural gas distribution businesses was adjusted by an amount equal to that depreciation, among other adjustments.

The pre-tax income for the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses, excluding interest and corporate allocations, included in Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated income statements for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
Entergy	$9,484	$7,527	$31,500	$27,459
Entergy Louisiana	$2,272	$2,754	$12,047	$12,858
Entergy New Orleans	$7,212	$4,773	$19,453	$14,601

On July 1, 2025, Entergy Louisiana and Entergy New Orleans completed the sale of their natural gas distribution businesses. The Entergy Louisiana natural gas distribution business was sold for a purchase price of $203 million and results in an expected gain of $12 million ($9 million net-of-tax), net of $20 million in transaction costs. The Entergy New Orleans natural gas distribution business was sold for a purchase price of $288 million and results in an expected gain of $5 million ($4 million net-of-tax), net of $19 million in transaction costs. The sale of the natural gas distribution businesses results in an expected gain of $11 million ($6 million net-of-tax) for Entergy, which includes goodwill of $7 million that was attributed to the businesses sold and derecognized following the completion of the sale. Entergy New Orleans deferred $4 million of its respective gain as a regulatory liability, which will be amortized over three years beginning September 2026, to be shared with electric utility customers, as required by the City Council. The sale price is subject to a true-up related to the estimated value of assets and liabilities transferred, which may result in subsequent adjustments to the gain recorded in third quarter 2025. Additionally, as a result of the sale, in third quarter 2025, Entergy New Orleans expects to write-off $12 million of natural gas plant assets that were not included in the sale to Delta Capital Gas Company, LLC, and which will not be recovered. See Note 10 to the financial statements herein for discussion of the tax accounting effects of the sale.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2025, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2025 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2025 Compared to Second Quarter 2024

Net income increased $3.8 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher interest expense.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net income increased $122.6 million primarily due to a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024, higher volume/weather, and higher retail electric price, partially offset by higher depreciation and amortization expenses and higher interest expense. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding.

Operating Revenues

Second Quarter 2025 Compared to Second Quarter 2024

Following is an analysis of the change in operating revenues comparing the second quarter 2025 to the second quarter 2024:

Amount
(In Millions)
2024 operating revenues	$608.8
Fuel, rider, and other revenues that do not significantly affect net income	61.6
Volume/weather	14.1
Retail electric price	13.2
2025 operating revenues	$697.7

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals and technology industries, and an increase in demand from small industrial customers. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Arkansas for the three months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,674	1,855	(10)
Commercial	1,393	1,419	(2)
Industrial	3,064	2,443	25
Governmental	49	50	(2)
Total retail	6,180	5,767	7
Sales for resale:
Associated companies	559	522	7
Non-associated companies	1,893	982	93
Total	8,632	7,271	19

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2025 to the six months ended June 30, 2024:

Amount
(In Millions)
2024 operating revenues	$1,230.8
Fuel, rider, and other revenues that do not significantly affect net income	1.3
Volume/weather	49.4
Retail electric price	29.7
2025 operating revenues	$1,311.2

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	3,885	3,821	2
Commercial	2,653	2,699	(2)
Industrial	5,606	4,711	19
Governmental	88	95	(7)
Total retail	12,232	11,326	8
Sales for resale:
Associated companies	1,096	984	11
Non-associated companies	2,456	1,949	26
Total	15,784	14,259	11

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Second Quarter 2025 Compared to Second Quarter 2024

Other operation and maintenance expenses increased primarily due to an increase of $7.1 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024.

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

Other income increased primarily due to changes in decommissioning trust fund activity.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

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

Other operation and maintenance expenses decreased slightly primarily due to:

•contract costs of $5.8 million in 2024 related to operational performance, customer service, and organizational health initiatives;
•a decrease of $4.7 million in power delivery expenses primarily due to a lower scope of work performed in 2025 as compared to 2024; and

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•a decrease of $4.9 million in nuclear generation expenses primarily due to a lower scope of work performed in 2025 as compared to 2024.

The decrease was substantially offset by an increase of $12 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024.

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

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in 2024.

Interest expense increased primarily due to the issuances of $400 million of 5.75% Series mortgage bonds and $400 million of 5.45% Series mortgage bonds, each in May 2024. The increase was partially offset by the repayment of $375 million of 3.70% Series mortgage bonds in June 2024.

Income Taxes

The effective income tax rates were 20.6% for the second quarter 2025 and 20.8% for the six months ended June 30, 2025. The differences in the effective income tax rates for the second quarter 2025 and the six months ended June 30, 2025 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes as a result of tax rate changes and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation. See Note 10 to the financial statements herein for discussion of the nuclear production tax credits recorded in second quarter 2025.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$4,747	$3,632

Net cash provided by (used in):
Operating activities	437,887	524,708
Investing activities	(493,179)	(721,529)
Financing activities	277,533	979,521
Net increase in cash and cash equivalents	222,241	782,700

Cash and cash equivalents at end of period	$226,988	$786,332

Operating Activities

Net cash flow provided by operating activities decreased $86.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•the receipt of $92 million in settlement proceeds in May 2024 as a result of the System Energy settlement with the APSC. See Note 2 to the financial statements in the Form 10-K for a discussion of the System Energy settlement agreement with the APSC;
•higher fuel and purchased power payments. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•the timing of payments to vendors.

The decrease was partially offset by higher collections from customers and a decrease of $14.6 million in spending on nuclear refueling outages in 2025 as compared to 2024.

Investing Activities

Net cash flow used in investing activities decreased $228.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•the initial payment of approximately $169.7 million in February 2024 for the purchase of the Walnut Bend Solar facility. See Note 14 to the financial statements in the Form 10-K for discussion of the Walnut Bend Solar facility purchase;
•money pool activity;
•a decrease of $27.7 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025; and
•a decrease of $26.9 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025.

The decrease was partially offset by an increase of $50.8 million in non-nuclear generation construction expenditures primarily due to higher spending on the Lake Catherine Unit 5 project and an increase of $36.3 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2025.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $49 million for the six months ended June 30, 2025 compared to increasing by $130.6 million for the six months ended June 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $702 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

~~•~~the issuances of $400 million of 5.45% Series mortgage bonds and $400 million of 5.75% Series mortgage bonds, each in May 2024;
•capital contributions of approximately $695 million received from Entergy Corporation in 2024 to partially finance the acquisitions of the Walnut Bend Solar facility, the West Memphis Solar facility, and the Driver Solar facility;
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024; and
•a decrease of $32.5 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements.

The decrease was partially offset by:

•the repayment, at maturity, of $375 million of 3.70% Series mortgage bonds in June 2024;
•the issuance of $300 million of 5.45% Series mortgage bonds in May 2025;
•money pool activity; and
•net long-term borrowings of $10.7 million in 2025 compared to net repayments of $70.2 million in 2024 on the nuclear fuel company variable interest entity’s credit facility.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $15.2 million for the six months ended June 30, 2025 compared to decreasing by $145.4 million for the six months ended June 30, 2024.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	June 30, 2025	December 31, 2024
Debt to capital	54.1%	53.6%
Effect of subtracting cash	(1.1%)	—%
Net debt to net capital (non-GAAP)	53.0%	53.6%

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Following are the current annual amounts of Entergy Arkansas’s planned construction and other capital investments.

	2025	2026	2027
	(In Millions)
Planned construction and capital investment:
Generation	$565	$1,270	$1,480
Transmission	85	85	110
Distribution	320	295	320
Utility Support	105	50	40
Total	$1,075	$1,700	$1,950

The updated capital plan for 2025-2027 reflects incremental capital investments for potential generation projects. In addition to routine capital spending to maintain operations, the capital plan includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Arkansas’s portfolio, as well as to support customer growth, including Lake Catherine Unit 5 and Jefferson Power Station; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion; and other investments.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Arkansas’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Arkansas’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, or raw materials sourcing disruptions which may affect Entergy Arkansas’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Arkansas’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
(In Thousands)
$49,019	($15,190)	$130,602	($145,385)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2030. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2025, there were no cash borrowings under either credit facility and no letters of credit outstanding under the $300 million credit facility. In addition, Entergy Arkansas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of June 30, 2025, $23.6 million in letters of credit were outstanding under one of Entergy Arkansas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of June 30, 2025, there were $33.2 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

Lake Catherine Unit 5

As discussed in the Form 10-K, in November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Lake Catherine Unit 5, a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost. In May 2025, Entergy Arkansas filed a motion for clarification concerning the appropriate calculation of the benchmark. Entergy Arkansas will have the opportunity to later present all actual costs to the APSC for review and a prudence determination, including costs incremental to the benchmark. The facility is expected to be in service by the end of 2028.

Jefferson Power Station

Entergy Arkansas expects to file an application with the APSC in third quarter 2025 seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2029.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2025 Formula Rate Plan Filing

In July 2025, Entergy Arkansas filed with the APSC its 2025 formula rate plan filing to set its formula rate for the 2026 calendar year.  The filing contained an evaluation of Entergy Arkansas’s earnings for the 2026

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
projected year and a netting adjustment for the 2024 historical year.  The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2026 projected year was 8.45% resulting in a revenue deficiency of $68.9 million.  The earned rate of return on common equity for the 2024 historical year was 7.71% resulting in a $48.8 million netting adjustment.  The total proposed revenue change for the 2026 projected year and 2024 historical year netting adjustment is $117.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint.  Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $92.3 million. Entergy Arkansas proposed a procedural schedule that includes a hearing in November 2025 and requests an APSC order in December 2025.

Grand Gulf Credit Rider

As discussed in the Form 10-K, in June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC. In July 2024 the APSC approved the tariff, under which Entergy Arkansas would refund to retail customers a total of $100.6 million. Entergy Arkansas refunded $92.3 million of the total through one-time bill credits under the Grand Gulf credit rider during the August 2024 billing cycle. In March 2025, Entergy Arkansas included the remaining balance as a credit to retail customers in its energy cost recovery rider rate redetermination filing. See further discussion within “Energy Cost Recovery Rider” below. In April 2025 the APSC approved Entergy Arkansas’s proposal to include the remaining balance in its energy cost recovery rider effective with the first billing cycle of April 2025 and the withdrawal of the Grand Gulf credit rider after all credits had been issued. Credits to retail customers were completed in second quarter 2025, and the Grand Gulf credit rider was subsequently withdrawn.

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

In March 2024 the U.S. District Court for the Eastern District of Arkansas issued a judgment in favor of the APSC and against Entergy Arkansas. In March 2024 Entergy Arkansas filed a notice of appeal and a motion to expedite oral arguments with the United States Court of Appeals for the Eighth Circuit and the court granted the motion to expedite. As a result of the adverse decision by the U.S. District Court for the Eastern District of Arkansas, Entergy Arkansas concluded that it could no longer support the recognition of its $131.8 million regulatory asset reflecting the previously-expected recovery of a portion of the costs at issue in the opportunity sales

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
proceeding and recorded a $131.8 million ($99.1 million net-of-tax) charge to earnings in first quarter 2024. In December 2024 the United States Court of Appeals for the Eighth Circuit affirmed the decision of the U.S. District Court for the Eastern District of Arkansas, and Entergy Arkansas filed a petition for rehearing en banc. In January 2025 the United States Court of Appeals for the Eighth Circuit denied Entergy Arkansas’s petition. In April 2025, Entergy Arkansas filed a petition for certiorari with the United States Supreme Court. In June 2025 the United States Supreme Court denied Entergy Arkansas’s petition for certiorari.

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

In July 2025, Entergy Arkansas submitted a tariff filing with the APSC requesting approval of a strategic investment recovery rider, consistent with the provisions of Act 373. Entergy Arkansas requested the APSC issue an order approving the rider by October 2025. A procedural schedule has been established with a hearing in September 2025.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$697,687	$608,798	$1,311,198	$1,230,843

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	113,093	52,756	160,652	159,195
Purchased power	58,964	55,602	123,911	107,922
Nuclear refueling outage expenses	10,668	14,101	21,249	28,189
Other operation and maintenance	180,510	174,835	352,028	352,876
Asset write-offs	—	—	—	131,775
Decommissioning	24,988	22,832	49,610	45,479
Taxes other than income taxes	35,430	34,390	71,411	70,614
Depreciation and amortization	117,121	103,966	230,389	206,957
Other regulatory charges (credits) - net	(7,763)	(20,934)	(12,880)	27,685
TOTAL	533,011	437,548	996,370	1,130,692

OPERATING INCOME	164,676	171,250	314,828	100,151

OTHER INCOME
Allowance for equity funds used during construction	5,355	5,862	9,617	11,394
Interest and investment income	14,801	5,181	28,380	77,941
Miscellaneous - net	(3,547)	(2,799)	(6,325)	(6,380)
TOTAL	16,609	8,244	31,672	82,955

INTEREST EXPENSE
Interest expense	59,057	54,879	116,800	104,144
Allowance for borrowed funds used during construction	(2,642)	(2,864)	(4,695)	(5,563)
TOTAL	56,415	52,015	112,105	98,581

INCOME BEFORE INCOME TAXES	124,870	127,479	234,395	84,525

Income taxes	25,677	32,120	48,679	21,446

NET INCOME	99,193	95,359	185,716	63,079

Net loss attributable to noncontrolling interest	(889)	(825)	(2,080)	(2,643)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$100,082	$96,184	$187,796	$65,722

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$185,716	$63,079
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	324,540	287,564
Deferred income taxes, investment tax credits, and non-current taxes accrued	65,494	41,130
Asset write-offs	—	131,775
Changes in assets and liabilities:
Receivables	(63,276)	67,067
Fuel inventory	(14,868)	10,890
Accounts payable	43,551	26,093
Taxes accrued	(19,741)	(15,496)
Interest accrued	69	4,647
Deferred fuel costs	(33,234)	2,317
Other working capital accounts	(25,426)	(13,243)
Provisions for estimated losses	(2,436)	5,725
Other regulatory assets	(4,658)	179,719
Other regulatory liabilities	65,970	71,529
Pension and other postretirement funded status	(20,651)	(27,588)
Other assets and liabilities	(63,163)	(310,500)
Net cash flow provided by operating activities	437,887	524,708
INVESTING ACTIVITIES
Construction expenditures	(400,384)	(394,973)
Allowance for equity funds used during construction	9,617	11,394
Payment for purchase of plant	(1,608)	(169,694)
Nuclear fuel purchases	(73,283)	(65,010)
Proceeds from sale of nuclear fuel	40,601	33,213
Proceeds from nuclear decommissioning trust fund sales	51,462	412,931
Investment in nuclear decommissioning trust funds	(70,616)	(418,818)
Changes in money pool receivable - net	(49,019)	(130,602)
Decrease in other investments	51	30
Net cash flow used in investing activities	(493,179)	(721,529)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	350,312	970,030
Retirement of long-term debt	(40,311)	(555,411)
Capital contributions from parent	—	695,000
Changes in money pool payable - net	(15,190)	(145,385)
Other	(17,278)	15,287
Net cash flow provided by financing activities	277,533	979,521

Net increase in cash and cash equivalents	222,241	782,700
Cash and cash equivalents at beginning of period	4,747	3,632
Cash and cash equivalents at end of period	$226,988	$786,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$115,404	$49,597
Income taxes	$—	$1,569
Noncash investing activities:
Accrued construction expenditures	$77,169	$36,355

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$44,574	$1,306
Temporary cash investments	182,414	3,441
Total cash and cash equivalents	226,988	4,747
Accounts receivable:
Customer	156,578	139,234
Allowance for doubtful accounts	(6,356)	(4,672)
Associated companies	82,913	35,412
Other	97,188	70,927
Accrued unbilled revenues	148,697	125,824
Total accounts receivable	479,020	366,725
Fuel inventory - at average cost	64,805	49,937
Materials and supplies	426,029	384,238
Deferred nuclear refueling outage costs	27,408	48,879
Prepayments and other	55,249	41,404
TOTAL	1,279,499	895,930

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,686,652	1,604,428
Other	795	797
TOTAL	1,687,447	1,605,225

UTILITY PLANT
Electric	16,502,576	16,371,182
Construction work in progress	576,593	320,447
Nuclear fuel	229,701	257,533
TOTAL UTILITY PLANT	17,308,870	16,949,162
Less - accumulated depreciation and amortization	6,452,925	6,275,150
UTILITY PLANT - NET	10,855,945	10,674,012

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,704,768	1,700,110
Other	212,976	198,706
TOTAL	1,917,744	1,898,816

TOTAL ASSETS	$15,740,635	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$600,000	$—
Accounts payable:
Associated companies	49,653	85,137
Other	310,648	210,040
Customer deposits	132,692	129,267
Taxes accrued	73,474	93,215
Interest accrued	38,446	38,377
Deferred fuel costs	11,924	45,158
Other	64,932	55,313
TOTAL	1,281,769	656,507

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,550,533	1,489,169
Accumulated deferred investment tax credits	25,469	26,069
Regulatory liability for income taxes - net	425,296	417,561
Other regulatory liabilities	889,400	831,165
Decommissioning	1,741,194	1,691,583
Accumulated provisions	74,043	76,479
Long-term debt	4,838,033	5,122,494
Other	265,633	298,951
TOTAL	9,809,601	9,953,471

Commitments and Contingencies

EQUITY
Member's equity	4,636,633	4,448,837
Noncontrolling interest	12,632	15,168
TOTAL	4,649,265	4,464,005

TOTAL LIABILITIES AND EQUITY	$15,740,635	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670

Net loss	(1,818)	(30,462)	(32,280)
Capital contribution from parent	—	275,000	275,000
Distributions to noncontrolling interest	(250)	—	(250)
Balance at March 31, 2024	19,531	3,983,609	4,003,140

Net income (loss)	(825)	96,184	95,359
Capital contribution from parent	—	420,000	420,000
Distributions to noncontrolling interest	(31)	—	(31)
Balance at June 30, 2024	$18,675	$4,499,793	$4,518,468

Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005

Net income (loss)	(1,191)	87,714	86,523
Distributions to noncontrolling interest	(181)	—	(181)
Balance at March 31, 2025	13,796	4,536,551	4,550,347

Net income (loss)	(889)	100,082	99,193
Distributions to noncontrolling interest	(275)	—	(275)
Balance at June 30, 2025	$12,632	$4,636,633	$4,649,265

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2025 Compared to Second Quarter 2024

Net income increased $169.1 million primarily due to expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. Also contributing to the increase was higher other income. The increase was partially offset by higher depreciation and amortization expenses and higher interest expense. See Note 2 to the financial statements in the Form 10-K for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net income increased $240.5 million primarily due to expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. Also contributing to the increase were higher other income, higher volume/weather, and higher retail electric price. The increase was partially offset by higher depreciation and amortization expenses and higher interest expense. See Note 2 to the financial statements in the Form 10-K for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Operating Revenues

Second Quarter 2025 Compared to Second Quarter 2024

Following is an analysis of the change in operating revenues comparing the second quarter 2025 to the second quarter 2024:

Amount
(In Millions)
2024 operating revenues	$1,276.1
Fuel, rider, and other revenues that do not significantly affect net income	221.8
Retail electric price	11.6
Volume/weather	0.6
2025 operating revenues	$1,510.1

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The retail electric price variance is primarily due to an increase in formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2023 formula rate plan proceeding.

The volume/weather variance is insignificant and primarily due to an increase in weather-adjusted residential usage and an increase in commercial and industrial usage, substantially offset by the effect of less favorable weather on residential sales. The increase in weather-adjusted residential usage and the increase in commercial usage are primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the chlor-alkali and industrial gases industries. The increased usage from these industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from these customers comes from fixed charges.

Total electric energy sales for Entergy Louisiana for the three months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	3,583	3,913	(8)
Commercial	2,886	2,881	—
Industrial	9,183	8,414	9
Governmental	203	209	(3)
Total retail	15,855	15,417	3
Sales for resale:
Associated companies	1,533	1,482	3
Non-associated companies	167	395	(58)
Total	17,555	17,294	2

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2025 to the six months ended June 30, 2024:

Amount
(In Millions)
2024 operating revenues	$2,478.6
Fuel, rider, and other revenues that do not significantly affect net income	262.0
Retail electric price	37.1
Volume/weather	33.9
2025 operating revenues	$2,811.6

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage, an increase in commercial and industrial usage, and the effect of more favorable weather on residential sales. The

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
increase in weather-adjusted residential usage and the increase in commercial usage are primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the chlor-alkali, petroleum refining, and industrial gases industries.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2023 formula rate plan proceeding.

Total electric energy sales for Entergy Louisiana for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	6,753	6,728	—
Commercial	5,318	5,335	—
Industrial	17,716	16,175	10
Governmental	398	408	(2)
Total retail	30,185	28,646	5
Sales for resale:
Associated companies	2,981	2,740	9
Non-associated companies	395	777	(49)
Total	33,561	32,163	4

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Second Quarter 2025 Compared to Second Quarter 2024

Other operation and maintenance expenses increased slightly primarily due to:

•an increase of $6.9 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $3.3 million in power delivery expenses primarily due to higher vegetation maintenance costs; and
•several individually insignificant items.

The increase was substantially offset by:

•a decrease of $10.1 million in nuclear generation expenses primarily due to a lower scope of work performed in 2025 as compared to 2024;
•contract costs of $4.4 million, in second quarter 2024, related to operational performance, customer service, and organizational health initiatives; and
•a decrease of $4.4 million in energy efficiency expenses primarily due to the timing of recovery from customers, partially offset by higher energy efficiency costs.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other regulatory charges (credits) - net includes regulatory charges of $150.2 million, recorded in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. See Note 2 to the financial statements in the Form 10-K for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•a $17.1 million true-up of Entergy Louisiana's MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the projects for new generation resources in north Louisiana;
•an increase of $6.9 million in the amortization of tax gross ups on customer advances for construction; and
•an increase of $5.4 million in interest earned on money pool investments.

The increase was partially offset by a decrease of $4.3 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitization.

Interest expense increased primarily due to the issuance of $700 million of 5.15% Series mortgage bonds in August 2024, the issuance of $750 million of 5.80% Series mortgage bonds in January 2025, and carrying costs of $7.3 million in 2025 on customer advances for construction. The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $10.3 million in nuclear generation expenses primarily due to a lower scope of work performed, including during plant outages, in 2025 as compared to 2024;
•contract costs of $8.8 million in 2024 related to operational performance, customer service, and organizational health initiatives; and
•a decrease of $4.4 million in energy efficiency expenses primarily due to the timing of recovery from customers, partially offset by higher energy efficiency costs.

The decrease was partially offset by:

•an increase of $5.1 million in loss provisions;
•an increase of $4.5 million in non-nuclear power generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $4.3 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in nuclear depreciation rates effective September 2024 in accordance with the global stipulated settlement

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement.

Other regulatory charges (credits) - net includes regulatory charges of $150.2 million, recorded in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue. See Note 2 to the financial statements in the Form 10-K for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Other income increased primarily due to:

•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the projects for new generation resources in north Louisiana;
•a $17.1 million true-up of Entergy Louisiana's MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing;
•an increase of $14.2 million in interest earned on money pool investments; and
•an increase of $13.4 million in the amortization of tax gross ups on customer advances for construction.

The increase was offset by changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust fund in 2024, and a decrease of $8.7 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitization.

Interest expense increased primarily due to the issuance of $700 million of 5.15% Series mortgage bonds in August 2024, the issuance of $750 million of 5.80% Series mortgage bonds in January 2025, and carrying costs of $12.1 million in 2025 on customer advances for construction. The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025.

Income Taxes

The effective income tax rates were 19.5% for the second quarter 2025 and 18.6% for the six months ended June 30, 2025. The differences in the effective income tax rates for the second quarter 2025 and the six months ended June 30, 2025 versus the federal statutory rate of 21% were primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation. See Note 10 to the financial statements herein for discussion of the nuclear production tax credits recorded in second quarter 2025.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Sale of Natural Gas Distribution Business

See Note 13 to the financial statements herein and the “Held For Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K discussion of the sale of Entergy Louisiana’s gas distribution business on July 1, 2025.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$327,102	$2,772

Net cash provided by (used in):
Operating activities	978,699	808,398
Investing activities	(1,467,670)	(639,095)
Financing activities	461,319	13,706
Net increase (decrease) in cash and cash equivalents	(27,652)	183,009

Cash and cash equivalents at end of period	$299,450	$185,781

Operating Activities

Net cash flow provided by operating activities increased $170.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the receipt of $204.7 million in advance payments related to customer agreements in 2025, which are recorded as current liabilities and included within changes in other working capital accounts, and higher collections from customers. The increase was partially offset by:

•higher fuel and purchased power payments and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of $45.4 million in interest paid; and
•an increase of $19 million in spending on nuclear refueling outages in 2025 as compared to 2024.

Investing Activities

Net cash flow used in investing activities increased $828.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•an increase of $347.7 million in non-nuclear generation construction expenditures primarily due to higher spending on new generation resources in north Louisiana and the Sterlington solar project;
•an increase of $183.9 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system;
•an increase of $135.7 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Louisiana’s service area, higher spending on the Commodore transmission projects, and increased spending on various other transmission projects in 2025;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase in cash used of $98.9 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $94.5 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025; and
•money pool activity.

The increase was partially offset by the receipt of $33.5 million from the storm reserve escrow account in 2025 and a decrease of $22.8 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025. See Note 2 to the financial statements herein for a discussion of the storm reserve funds.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $48.5 million for the six months ended June 30, 2025 compared to increasing by $31.4 million for the six months ended June 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $447.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•the issuance of $750 million of 5.80% Series mortgage bonds in January 2025;
•the repayment, prior to maturity, of $400 million of 5.40% Series mortgage bonds in April 2024;
•an increase of $357.3 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements;
•a decrease of $169.1 million in common equity distributions paid in 2025 in order to maintain Entergy Louisiana’s capital structure;
•money pool activity; and
•net long-term borrowings of $92.9 million in 2025 compared to net repayments of $27.1 million in 2024 on the nuclear fuel company variable interest entities’ credit facilities.

The increase was partially offset by:

•the issuances of $500 million of 5.35% Series mortgage bonds and $700 million of 5.70% Series mortgage bonds, each in March 2024;
•the repayment, prior to maturity, of $190 million of 3.78% Series mortgage bonds in March 2025; and
•the repayment, prior to maturity, of $110 million of 3.78% Series mortgage bonds in March 2025.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million for the six months ended June 30, 2024.

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

	June 30, 2025	December 31, 2024
Debt to capital	47.2%	46.0%
Effect of subtracting cash	(0.7%)	(0.8%)
Net debt to net capital (non-GAAP)	46.5%	45.2%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Louisiana’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Louisiana’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, or raw materials sourcing disruptions which may affect Entergy Louisiana’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Louisiana’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
(In Thousands)
$81,208	$32,668	$31,361	($156,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2030.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2025, there were no cash borrowings and no letters of credit

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
outstanding under the credit facility.  In addition, Entergy Louisiana is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of June 30, 2025, $74.3 million in letters of credit were outstanding under one of Entergy Louisiana’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027.  As of June 30, 2025, $69.5 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $61 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources which include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility each achieved commercial operation in 2024, and the Vacherie Facility and the St. Jacques Facility originally had estimated in service dates in 2025.

In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement. Following the LPSC approval, the St. James Parish council issued a moratorium on new land use permits for solar facilities until the later of March 2023 or the completion of an environmental and economic impact study. In November 2023, St. James Parish lifted the moratorium and adopted an ordinance modifying the parish’s land use plan to establish solar as an approved land use and defining corresponding solar regulations. In March 2024 the project developer submitted a solar energy facility farm permit application to the St. James Parish planning commission to request approval for the Vacherie and St. Jacques Facilities. In June 2024 the St. James Parish council denied the application and following this denial, the project developer and one of the project’s ground lessors filed separate lawsuits seeking to overturn the council’s decision. The council’s decision was subsequently affirmed by the Louisiana 23rd Judicial District Court. Entergy Louisiana is no longer pursuing the addition of resources through an acquisition of the St. Jacques Facility or through a power purchase agreement with the Vacherie Facility.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer in response to the customer’s request to increase the load associated with its project in north Louisiana. The testimony indicates further that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. The hearing concluded and the matter is currently under consideration by the ALJ.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Louisiana and the LPSC staff jointly filed, for consideration by the LPSC, an uncontested stipulated settlement agreement resolving all issues in the proceeding. The LPSC approved the uncontested stipulated settlement agreement in March 2025 and thereby granted certification of the project.

As discussed in the Form 10-K, in December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction or minimum bill revenues from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of the proposed project. In June 2025, Entergy Louisiana filed rebuttal testimony. The hearing is set for August 2025, and an LPSC decision is expected in fourth quarter 2025.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2023 Formula Rate Plan Filing

As discussed in the Form 10-K, in August 2024, pursuant to the global stipulated settlement agreement approved by the LPSC also in August 2024, Entergy Louisiana filed its formula rate plan evaluation report for its 2023 calendar year operations. Consistent with the global stipulated settlement agreement, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the 2023 test year, however, the bandwidth provisions of the formula rate plan were temporarily suspended and, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana implemented the September 2024 formula rate plan rate adjustments effective with the first billing cycle of September 2024. In January 2025, Entergy Louisiana and the LPSC filed a joint report indicating that no disputed issues remained in the proceeding and requesting that the LPSC issue an order accepting Entergy Louisiana’s evaluation report and, ultimately, resolving this matter. In March 2025 the LPSC issued an order accepting the evaluation report.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2024 Formula Rate Plan Filing

In May 2025, Entergy Louisiana filed its formula rate plan evaluation report for its 2024 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the test year 2024, however, any earnings above the allowed return on common equity are to be returned to customers through a credit, pursuant to the terms of the global stipulated settlement agreement. The 2024 test year evaluation produced an earned return on common equity of 9.98%, which is within the approved formula rate plan bandwidth, but above the allowed return on common equity, resulting in a customer credit of $31.9 million to be returned to customers during September and October 2025.

Other changes in formula rate plan revenue are driven by higher nuclear depreciation rates, additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism, and the expiration of customer credits related to the LPSC’s order, offset by increased customer credits resulting from an increase in net MISO revenues reflected through the MISO cost recovery mechanism and the reduction in the Louisiana corporate income tax rate effective January 1, 2025, reflected through the tax adjustment mechanism, as discussed below. Excluding the customer credit for earnings above the authorized return on common equity discussed above, the net result of these changes on an annualized basis is a $2 million increase in formula rate plan revenue.

As noted above, the 2024 evaluation report included the effects of the change in Louisiana state tax law that reduced the corporate income tax rate to a flat 5.5% (from the then-current highest marginal rate of 7.5%) effective January 1, 2025. As such, the 2024 evaluation report reflected the calculation of current and deferred income tax expenses as well as the revaluation of accumulated deferred income taxes based on the income tax laws currently in effect. The 2024 evaluation report proposes that the rate effects associated with the revaluation of accumulated deferred income taxes, including the collection of any net accumulated deferred income tax deficiency and any related effects on rate base, should be reflected in the tax adjustment mechanism consistent with the treatment of similar Tax Cuts and Jobs Act and prior state tax change-related impacts. The effects of the change in tax law on Entergy Louisiana’s authorized return on rate base are also reflected in the 2024 evaluation report consistent with the treatment cited above, including a credit in the extraordinary cost change mechanism for the prospective change in Entergy Louisiana’s authorized return and a credit within the tax adjustment mechanism for over-collection of income tax expense through August 2025.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in January 2023 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2021 through 2022. In April 2025 the LPSC staff issued its audit report (for Entergy Louisiana’s gas operations), which included several prospective recommendations but no financial disallowances. The LPSC accepted the report in June 2025.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and fund the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023. In November 2024, Entergy Louisiana submitted a filing to the LPSC requesting that the LPSC review Entergy Louisiana’s computation of the COVID-19 regulatory asset as well as Entergy Louisiana’s proposal to offset the regulatory asset against the net interest earned on the short-term debt funds, resulting in no increased costs to customers. At the time of the filing, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic. As of June 30, 2025, Entergy Louisiana had a regulatory liability of $48.9 million for the deferred earnings related to the approximately $1.6 billion in low interest debt, which had been fully repaid by August 2024. In granting Entergy Louisiana’s requested relief in June 2023, the LPSC ordered that any amount of earnings exceeding the amount of the COVID-19 regulatory asset be transferred to Entergy Louisiana’s storm reserve escrow account. In May 2025 the LPSC staff filed direct testimony finding that Entergy Louisiana had complied with the relevant orders and recommending approval of the requested treatment. In June 2025, Entergy Louisiana and the LPSC staff filed a joint motion requesting a hearing for the admission of an uncontested stipulated settlement agreement in the matter. A settlement hearing took place in July 2025 and Entergy Louisiana expects the settlement to be considered at an upcoming meeting of the LPSC. The settlement terms provide for LPSC approval of Entergy Louisiana’s calculation of the COVID-19 regulatory assets and Entergy Louisiana’s proposal to offset the regulatory asset as described above and as proposed in Entergy Louisiana’s November 2024 filing.

Storm Cost Recovery

In March 2025, Entergy Louisiana filed an application asking that the LPSC issue an order establishing a presumption, in future proceedings involving Entergy Louisiana’s petition for a financing order allowing securitization of storm costs, that the LPSC will enter a decision on the request for a financing order within 120 days from the date of the filing of the petition, while preserving the LPSC’s jurisdiction to complete its full prudence review. The filing was rejected on procedural grounds. In June 2025 the LPSC approved a directive providing, among other things, that any utility seeking securitization for storm costs this year must file a proposed financing order with its application and that the LPSC staff must use best efforts to deliver the financing order to the LPSC for consideration at the next available Business and Executive meeting after the application is filed.

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

Entergy Louisiana, LLC and Subsidiaries
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

In June 2025 the NRC placed Waterford 3 in Column 2, effective second quarter 2025, based on the failure to properly develop and implement adequate maintenance instructions for the fuel linkage connection to the mechanical governor for an emergency diesel generator. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,495,504	$1,261,444	$2,767,450	$2,434,237
Natural gas	14,559	14,680	44,160	44,327
TOTAL	1,510,063	1,276,124	2,811,610	2,478,564

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	326,256	246,571	540,108	486,658
Purchased power	297,179	166,868	558,967	367,148
Nuclear refueling outage expenses	14,809	20,041	33,180	37,554
Other operation and maintenance	275,187	275,168	533,224	536,147
Decommissioning	19,608	20,061	39,025	39,725
Taxes other than income taxes	68,010	70,629	134,231	140,468
Depreciation and amortization	201,842	190,861	399,464	380,405
Other regulatory charges (credits) - net	(61,915)	120,298	(109,148)	111,944
TOTAL	1,140,976	1,110,497	2,129,051	2,100,049

OPERATING INCOME	369,087	165,627	682,559	378,515

OTHER INCOME
Allowance for equity funds used during construction	18,470	7,522	33,676	14,807
Interest and investment income	53,599	15,229	54,687	78,192
Interest and investment income - affiliated	75,195	80,075	151,766	160,479
Miscellaneous - net	(33,797)	(20,646)	(16,726)	(67,821)
TOTAL	113,467	82,180	223,403	185,657

INTEREST EXPENSE
Interest expense	116,524	98,536	237,858	195,731
Allowance for borrowed funds used during construction	(6,691)	(2,593)	(12,876)	(5,070)
TOTAL	109,833	95,943	224,982	190,661

INCOME BEFORE INCOME TAXES	372,721	151,864	680,980	373,511

Income taxes	72,541	20,750	126,603	59,674

NET INCOME	300,180	131,114	554,377	313,837

Net income attributable to noncontrolling interests	745	788	1,497	1,583

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$299,435	$130,326	$552,880	$312,254

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)

Net Income	$300,180	$131,114	$554,377	$313,837

Other comprehensive loss
Pension and other postretirement adjustment (net of tax benefit of $723, $745, $2,607, and $1,491)	(2,132)	(2,023)	(3,103)	(4,047)
Other comprehensive loss	(2,132)	(2,023)	(3,103)	(4,047)

Comprehensive Income	298,048	129,091	551,274	309,790
Net income attributable to noncontrolling interests	745	788	1,497	1,583
Comprehensive Income Applicable to Member’s Equity	$297,303	$128,303	$549,777	$308,207

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$554,377	$313,837
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	474,334	453,888
Deferred income taxes, investment tax credits, and non-current taxes accrued	225,635	146,540
Changes in working capital:
Receivables	(122,848)	(161,001)
Fuel inventory	8,300	6,890
Accounts payable	9,253	(1,443)
Taxes accrued	(790)	27,677
Interest accrued	10,430	14,163
Deferred fuel costs	(92,390)	11,364
Other working capital accounts	77,581	(190,407)
Changes in provisions for estimated losses	(23,918)	9,519
Changes in other regulatory assets	48,355	(9,005)
Changes in other regulatory liabilities	(70,161)	286,036
Changes in pension and other postretirement funded status	(18,124)	(22,548)
Other	(101,335)	(77,112)
Net cash flow provided by operating activities	978,699	808,398
INVESTING ACTIVITIES
Construction expenditures	(1,450,693)	(685,206)
Allowance for equity funds used during construction	26,560	14,807
Proceeds from sale of assets	366	—
Nuclear fuel purchases	(130,279)	(52,992)
Proceeds from sale of nuclear fuel	17,240	38,822
Payments to storm reserve escrow account	(5,144)	(6,553)
Receipt from storm reserve escrow account	33,456	—
Redemption of preferred membership interests of affiliate	118,805	113,942
Proceeds from nuclear decommissioning trust fund sales	291,901	333,149
Investment in nuclear decommissioning trust funds	(321,342)	(363,736)
Changes in money pool receivable - net	(48,540)	(31,361)
Decrease in other investments	—	33
Net cash flow used in investing activities	(1,467,670)	(639,095)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,465,747	1,825,954
Retirement of long-term debt	(936,318)	(1,061,918)
Change in money pool payable - net	—	(156,166)
Customer advances received for construction	548,476	113,712
Customer advances used for construction	(117,339)	(39,888)
Common equity distributions paid	(495,000)	(664,100)
Other	(4,247)	(3,888)
Net cash flow provided by financing activities	461,319	13,706

Net increase (decrease) in cash and cash equivalents	(27,652)	183,009
Cash and cash equivalents at beginning of period	327,102	2,772
Cash and cash equivalents at end of period	$299,450	$185,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$222,889	$177,455
Income taxes	$—	$58
Noncash investing activities:
Accrued construction expenditures	$258,408	$81,177

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,186	$327
Temporary cash investments	298,264	326,775
Total cash and cash equivalents	299,450	327,102
Accounts receivable:
Customer	369,748	294,089
Allowance for doubtful accounts	(6,246)	(3,036)
Associated companies	163,851	103,055
Other	67,705	39,056
Accrued unbilled revenues	222,520	213,026
Total accounts receivable	817,578	646,190
Deferred fuel costs	84,372	—
Fuel inventory - at average cost	41,622	49,515
Materials and supplies	718,589	782,459
Deferred nuclear refueling outage costs	63,821	31,121
Current assets held for sale	4,845	2,474
Prepayments and other	273,298	84,236
TOTAL	2,303,575	1,923,097

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,138,191	4,256,997
Decommissioning trust funds	2,540,476	2,429,088
Non-utility property - at cost (less accumulated depreciation)	455,274	410,611
Storm reserve escrow account	228,406	256,718
Other	9,969	9,749
TOTAL	7,372,316	7,363,163

UTILITY PLANT
Electric	29,556,060	28,736,547
Natural gas	34,460	33,775
Construction work in progress	1,350,603	761,090
Nuclear fuel	339,822	288,084
TOTAL UTILITY PLANT	31,280,945	29,819,496
Less - accumulated depreciation and amortization	11,019,307	10,794,817
UTILITY PLANT - NET	20,261,638	19,024,679

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,591,621	1,637,967
Deferred fuel costs	168,122	168,122
Non-current assets held for sale	178,746	173,669
Other	76,624	57,853
TOTAL	2,015,113	2,037,611

TOTAL ASSETS	$31,952,642	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,000	$300,000
Accounts payable:
Associated companies	83,160	108,688
Other	688,784	533,087
Customer deposits	173,957	169,544
Taxes accrued	28,225	29,002
Interest accrued	130,616	120,186
Deferred fuel costs	—	5,421
Customer advances	352,052	151,662
Other	119,510	96,426
TOTAL	1,826,304	1,514,016

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,726,823	2,477,954
Accumulated deferred investment tax credits	86,428	88,679
Regulatory liability for income taxes - net	339,104	355,432
Other regulatory liabilities	1,640,771	1,692,547
Decommissioning	1,884,745	1,842,855
Accumulated provisions	255,705	279,623
Pension and other postretirement liabilities	149,085	160,577
Long-term debt	10,149,823	9,566,453
Customer advances for construction	722,979	291,842
Other	516,438	479,178
TOTAL	18,471,901	17,235,140

Commitments and Contingencies

EQUITY
Member’s equity	11,560,886	11,503,030
Accumulated other comprehensive income	50,555	53,658
Noncontrolling interests	42,996	42,706
TOTAL	11,654,437	11,599,394

TOTAL LIABILITIES AND EQUITY	$31,952,642	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519

Net income	795	181,928	—	182,723
Other comprehensive loss	—	—	(2,024)	(2,024)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(97,500)	—	(97,500)
Distributions to LURC	(858)	—	—	(858)
Other	—	(43)	—	(43)
Balance at March 31, 2024	45,044	11,558,975	52,774	11,656,793

Net income	788	130,326	—	131,114
Other comprehensive loss	—	—	(2,023)	(2,023)
Common equity distributions	—	(566,600)	—	(566,600)
Distributions to LURC	(299)	—	—	(299)
Other	—	(40)	—	(40)
Balance at June 30, 2024	$45,533	$11,122,661	$50,751	$11,218,945

Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394

Net income	752	253,445	—	254,197
Other comprehensive loss	—	—	(971)	(971)
Common equity distributions	—	(36,250)	—	(36,250)
Distributions to LURC	(888)	—	—	(888)
Other	—	(12)	—	(12)
Balance at March 31, 2025	42,570	11,720,213	52,687	11,815,470

Net income	745	299,435	—	300,180
Other comprehensive loss	—	—	(2,132)	(2,132)
Common equity distributions	—	(458,750)	—	(458,750)
Distributions to LURC	(319)	—	—	(319)
Other	—	(12)	—	(12)
Balance at June 30, 2025	$42,996	$11,560,886	$50,555	$11,654,437

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2025 Compared to Second Quarter 2024

Net income increased $4.7 million primarily due to higher retail electric price and higher other income, partially offset by higher other operation and maintenance expenses and higher interest expense.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net income increased $24.1 million primarily due to higher retail electric price, higher other income, and higher volume/weather. The increase was partially offset by higher other operation and maintenance expenses, a regulatory charge, recorded in the first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance, and higher interest expense.

Operating Revenues

Second Quarter 2025 Compared to Second Quarter 2024

Following is an analysis of the change in operating revenues comparing the second quarter 2025 to the second quarter 2024:

Amount
(In Millions)
2024 operating revenues	$442.9
Fuel, rider, and other revenues that do not significantly affect net income	35.2
Retail electric price	14.1
Volume/weather	(0.3)
2025 operating revenues	$491.9

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective July 2024 and an increase in the interim facilities rate adjustment revenues effective January 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing, and see Note 2 to the financial statements herein for discussion of the interim facilities rate adjustment.

The volume/weather variance for second quarter 2025 as compared to second quarter 2024 is insignificant.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,308	1,397	(6)
Commercial	1,172	1,172	—
Industrial	646	596	8
Governmental	101	101	—
Total retail	3,227	3,266	(1)
Sales for resale:
Non-associated companies	1,725	970	78
Total	4,952	4,236	17

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2025 to the six months ended June 30, 2024:

Amount
(In Millions)
2024 operating revenues	$857.8
Fuel, rider, and other revenues that do not significantly affect net income	0.7
Retail electric price	38.3
Volume/weather	18.8
2025 operating revenues	$915.6

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2024 and July 2024 and an increase in the interim facilities rate adjustment revenues effective January 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing, and see Note 2 to the financial statements herein for discussion of the interim facilities rate adjustment.

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the technology and primary metals industries, and an increase in demand from small industrial customers.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	2,619	2,584	1
Commercial	2,174	2,135	2
Industrial	1,172	1,090	8
Governmental	189	188	1
Total retail	6,154	5,997	3
Sales for resale:
Non-associated companies	2,419	2,958	(18)
Total	8,573	8,955	(4)

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Second Quarter 2025 Compared to Second Quarter 2024

Other operation and maintenance expenses increased primarily due to an increase of $8.2 million in power delivery expenses primarily due to higher vegetation maintenance costs and an increase of $5.7 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for discussion of the storm damage mitigation and restoration rider.

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

Other income increased primarily due to an increase of $4.4 million in interest earned on money pool investments and an increase in the allowance for equity funds used during construction due to higher construction in progress in 2025.

Interest expense increased primarily due to the issuance of $600 million of 5.80% Series mortgage bonds in March 2025.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Other operation and maintenance expenses increased primarily due to an increase of $11.7 million in power delivery expenses primarily due to higher vegetation maintenance costs and an increase of $9.8 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for discussion of the storm damage mitigation and restoration rider.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Other regulatory charges (credits) – net includes:

•a regulatory charge of $21 million, recorded in first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance; and
•regulatory credits of $7.3 million, recorded in second quarter 2024, to reflect the effects of the joint stipulation reached in the 2024 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing.

Other income increased primarily due to an increase of $7.6 million in the amortization of tax gross ups on customer advances for construction, an increase of $6.3 million in interest earned on money pool investments, and an increase in the allowance for equity funds used during construction due to higher construction in progress in 2025.

Interest expense increased primarily due to the issuance of $600 million of 5.80% Series mortgage bonds in March 2025, the issuance of $300 million of 5.85% Series mortgage bonds in May 2024, and carrying costs of $9 million in 2025 on customer advances for construction.

Income Taxes

The effective income tax rates were 23.7% for the second quarter 2025 and 23.8% for the six months ended June 30, 2025. The differences in the effective income tax rates for the second quarter 2025 and the six months ended June 30, 2025 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$155,693	$6,630

Net cash provided by (used in):
Operating activities	287,013	185,304
Investing activities	(791,448)	(314,145)
Financing activities	750,108	125,324
Net increase (decrease) in cash and cash equivalents	245,673	(3,517)

Cash and cash equivalents at end of period	$401,366	$3,113

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $101.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the receipt of $108.4 million in advance payments related to customer agreements in 2025, which are recorded as current liabilities and included within changes in other working capital accounts, and higher collections from customers, including $25 million of deferred revenue in 2025. The increase was partially offset by the timing of payments to vendors and higher fuel and purchased power payments. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $477.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•an increase of $394.8 million in non-nuclear generation construction expenditures primarily due to higher spending on the Delta Blues Advanced Power Station project, the Penton Solar project, the Delta Solar project, and other non-nuclear generation projects;
•money pool activity; and
•an increase of $29.1 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system.

The increase was partially offset by a decrease of $21.2 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025 and a decrease of $16.3 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $93.5 million for the six months ended June 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $624.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•the issuance of $600 million of 5.80% Series mortgage bonds in March 2025;
•an increase of $110.1 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements;
•the repayment, prior to maturity, of $100 million of 3.75% Series mortgage bonds in June 2024;
•a capital contribution of $62.5 million received from Entergy Corporation in February 2025 in order to maintain Entergy Mississippi’s capital structure;
•money pool activity; and
•$22.3 million in common equity distributions paid in 2024 in order to maintain Entergy Mississippi’s capital structure.

The increase was partially offset by the issuance of $300 million of 5.85% Series mortgage bonds in May 2024.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $33.4 million for the six months ended June 30, 2024.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to net issuance of long-term debt in 2025.

	June 30, 2025	December 31, 2024
Debt to capital	53.9%	50.4%
Effect of subtracting cash	(3.5%)	(1.6%)
Net debt to net capital (non-GAAP)	50.4%	48.8%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Mississippi’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Mississippi’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, or raw materials sourcing disruptions which may affect Entergy Mississippi’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Mississippi’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
(In Thousands)
$108,677	$15,218	($40,355)	($73,769)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2030. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of June 30, 2025, $46.0 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under one of Entergy Mississippi’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

New Advanced Power Station

Entergy Mississippi plans to construct, own, and operate a 754 MW combined cycle combustion turbine facility to be located in the City of Ridgeland, Madison County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The project is expected to cost in excess of $1 billion. The facility is expected to be in service in 2029.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

2025 Formula Rate Plan Filing

In February 2025, Entergy Mississippi submitted its formula rate plan 2025 test year filing and 2024 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2024 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2025 calendar year also to be within the formula rate plan bandwidth. The 2025 test year filing showed an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2024 look-back filing compared actual 2024 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposed to adjust interim rates by $135 thousand to reflect two outside-the-bandwidth changes: (1) the completion of Entergy Mississippi’s return to customers of credits under its restructuring credit rider; and (2) a true-up of demand side management costs.

In June 2025, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2025 test year filing, with the exception of immaterial adjustments to certain operation and maintenance expenses. The formula rate plan reflected an earned return on rate base of 7.68% for calendar year 2025, resulting in no change in formula rate plan revenues for 2025. Pursuant to the stipulation, Entergy Mississippi’s 2024 look-back filing reflected an earned return on rate base of 7.55%, which also resulted in no change in formula rate plan revenues for 2024. In addition, the stipulation included the recovery of the two outside-the-bandwidth changes discussed above as well as the ratemaking treatment of customer contributions (deferred revenue and prepaid contributions in aid of construction). In June 2025 the MPSC approved the joint stipulation with rates effective in July 2025.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$491,875	$442,894	$915,584	$857,750

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	53,061	63,978	79,112	181,827
Purchased power	90,660	66,848	178,171	134,502
Other operation and maintenance	85,066	67,700	163,866	138,906
Taxes other than income taxes	43,800	37,496	87,310	75,806
Depreciation and amortization	68,478	67,130	136,462	133,048
Other regulatory charges (credits) - net	16,767	9,873	52,354	3,382
TOTAL	357,832	313,025	697,275	667,471

OPERATING INCOME	134,043	129,869	218,309	190,279

OTHER INCOME
Allowance for equity funds used during construction	5,142	3,094	10,412	5,012
Interest and investment income	6,553	948	8,870	1,141
Miscellaneous - net	(777)	(1,771)	3,317	(3,393)
TOTAL	10,918	2,271	22,599	2,760

INTEREST EXPENSE
Interest expense	36,540	28,499	72,720	54,896
Allowance for borrowed funds used during construction	(1,966)	(1,204)	(3,982)	(1,951)
TOTAL	34,574	27,295	68,738	52,945

INCOME BEFORE INCOME TAXES	110,387	104,845	172,170	140,094

Income taxes	26,115	25,280	41,032	33,097

NET INCOME	84,272	79,565	131,138	106,997

Net loss attributable to noncontrolling interest	(412)	(1,733)	(2,891)	(4,035)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$84,684	$81,298	$134,029	$111,032

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$131,138	$106,997
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	136,462	133,048
Deferred income taxes, investment tax credits, and non-current taxes accrued	(19,714)	24,931
Changes in assets and liabilities:
Receivables	(41,738)	(26,254)
Fuel inventory	(4,855)	(2,331)
Accounts payable	(9,305)	475
Taxes accrued	(3,929)	(48,627)
Interest accrued	9,125	(1,845)
Deferred fuel costs	(64,303)	41,104
Other working capital accounts	85,185	(18,367)
Provisions for estimated losses	(3,962)	(11,575)
Other regulatory assets	52,132	5,325
Other regulatory liabilities	(1,066)	(3,415)
Pension and other postretirement funded status	(6,261)	(8,968)
Other assets and liabilities	28,104	(5,194)
Net cash flow provided by operating activities	287,013	185,304

INVESTING ACTIVITIES
Construction expenditures	(703,400)	(319,053)
Allowance for equity funds used during construction	5,365	5,012
Change in money pool receivable - net	(93,459)	—
Increase (decrease) in other investments	46	(104)
Net cash flow used in investing activities	(791,448)	(314,145)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	592,679	396,105
Retirement of long-term debt	—	(200,000)
Capital contribution from parent	62,500	—
Change in money pool payable - net	—	(33,414)
Customer advances received for construction	155,594	4,290
Customer advances used for construction	(59,271)	(18,080)
Common equity distributions paid	—	(22,300)
Other	(1,394)	(1,277)
Net cash flow provided by financing activities	750,108	125,324

Net increase (decrease) in cash and cash equivalents	245,673	(3,517)
Cash and cash equivalents at beginning of period	155,693	6,630
Cash and cash equivalents at end of period	$401,366	$3,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$62,373	$55,538
Income taxes	$—	$2,356
Noncash investing activities:
Accrued construction expenditures	$78,363	$22,334

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$30	$184
Temporary cash investments	401,336	155,509
Total cash and cash equivalents	401,366	155,693
Accounts receivable:
Customer	117,421	97,609
Allowance for doubtful accounts	(2,733)	(2,172)
Associated companies	123,710	23,909
Other	28,622	25,148
Accrued unbilled revenues	88,411	75,740
Total accounts receivable	355,431	220,234
Fuel inventory - at average cost	19,818	14,963
Materials and supplies	115,092	113,256
Prepayments and other	41,422	19,764
TOTAL	933,129	523,910

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,474	4,482
Other	834	880
TOTAL	5,308	5,362

UTILITY PLANT
Electric	8,053,037	7,860,409
Construction work in progress	869,314	487,273
TOTAL UTILITY PLANT	8,922,351	8,347,682
Less - accumulated depreciation and amortization	2,592,512	2,511,091
UTILITY PLANT - NET	6,329,839	5,836,591

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	473,715	525,847
Other	108,543	97,260
TOTAL	582,258	623,107

TOTAL ASSETS	$7,850,534	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$50,498	$58,087
Other	213,938	283,755
Customer deposits	97,049	94,009
Taxes accrued	175,095	179,024
Interest accrued	29,792	20,667
Deferred fuel costs	62,013	126,316
Customer advances	103,402	—
Other	22,571	20,720
TOTAL	754,358	782,578

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	857,418	870,116
Accumulated deferred investment tax credits	13,234	13,446
Regulatory liability for income taxes - net	175,747	180,851
Other regulatory liabilities	63,582	59,544
Asset retirement cost liabilities	25,814	25,110
Accumulated provisions	43,238	47,200
Long-term debt	3,020,687	2,427,073
Customer advances for construction	208,941	112,618
Other	84,889	61,446
TOTAL	4,493,550	3,797,404

Commitments and Contingencies

EQUITY
Member's equity	2,597,315	2,400,786
Noncontrolling interest	5,311	8,202
TOTAL	2,602,626	2,408,988

TOTAL LIABILITIES AND EQUITY	$7,850,534	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214

Net income (loss)	(2,302)	29,734	27,432
Balance at March 31, 2024	16,451	2,219,195	2,235,646

Net income (loss)	(1,733)	81,298	79,565
Common equity distributions	—	(22,300)	(22,300)
Balance at June 30, 2024	$14,718	$2,278,193	$2,292,911

Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988

Net income (loss)	(2,479)	49,345	46,866
Capital contribution from parent	—	62,500	62,500
Balance at March 31, 2025	5,723	2,512,631	2,518,354

Net income (loss)	(412)	84,684	84,272
Balance at June 30, 2025	$5,311	$2,597,315	$2,602,626

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2025 Compared to Second Quarter 2024

Net income decreased $3.1 million primarily due to higher other operation and maintenance expenses and higher interest expense.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Entergy New Orleans had net income of $30.1 million for the six months ended June 30, 2025 compared to a net loss of $27.8 million for the six months ended June 30, 2024 primarily due to a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. Also contributing to the net income variance were higher volume/weather, higher retail electric price, and lower other operation and maintenance expenses, partially offset by higher interest expense and higher depreciation and amortization expenses. See Note 3 to the financial statements in the Form 10-K for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

Operating Revenues

Second Quarter 2025 Compared to Second Quarter 2024

Following is an analysis of the change in operating revenues comparing the second quarter 2025 to the second quarter 2024:

Amount
(In Millions)
2024 operating revenues	$199.3
Fuel, rider, and other revenues that do not significantly affect net income	9.8
Retail electric price	1.8
Volume/weather	(0.9)
2025 operating revenues	$210.0

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to a decrease in industrial usage and the effect of less favorable weather on residential sales, partially offset by an increase in weather-adjusted residential usage. The decrease in industrial usage is primarily due to a decrease in demand from large industrial customers, primarily in the industrial gases industry.

Total electric energy sales for Entergy New Orleans for the three months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	593	614	(3)
Commercial	534	531	1
Industrial	106	115	(8)
Governmental	198	198	—
Total retail	1,431	1,458	(2)
Sales for resale:
Non-associated companies	255	476	(46)
Total	1,686	1,934	(13)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2025 to the six months ended June 30, 2024:

Amount
(In Millions)
2024 operating revenues	$392.3
Fuel, rider, and other revenues that do not significantly affect net income	(8.2)
Retail electric price	3.4
Volume/weather	3.6
2025 operating revenues	$391.1

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, partially offset by a decrease in commercial and industrial usage. The decrease in industrial usage is primarily due to a decrease in demand from large industrial customers, primarily in the industrial gases industry, and a decrease in demand from small industrial customers.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy New Orleans for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,126	1,094	3
Commercial	972	974	—
Industrial	177	200	(12)
Governmental	372	375	(1)
Total retail	2,647	2,643	—
Sales for resale:
Non-associated companies	352	981	(64)
Total	2,999	3,624	(17)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Second Quarter 2025 Compared to Second Quarter 2024

Other operation and maintenance expenses increased primarily due to an increase of $1.0 million in loss provisions and an increase of $1.0 million in energy efficiency expenses primarily due to higher energy efficiency costs. The increase was partially offset by contract costs of $0.8 million, in second quarter 2024, related to operational performance, customer service, and organizational health initiatives.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income (deductions) decreased primarily due to the deferral of certain other postretirement benefit expense credits, effective September 2024, in accordance with the terms of the 2024 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing and Note 11 to the financial statements in the Form 10-K for discussion of the other postretirement benefits accounting treatment.

Interest expense increased primarily due to an increase of $3.3 million in carrying costs on regulatory liability balances.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Other operation and maintenance expenses decreased primarily due to $1.8 million in costs recognized in 2024 related to credits provided to customers as part of the rate mitigation plan approved in the settlement of the 2023 formula rate plan filing and contract costs of $1.7 million in 2024 related to operational performance, customer service, and organizational health initiatives. The decrease was partially offset by an increase of $1.8 million in energy efficiency expenses primarily due to higher energy efficiency costs, partially offset by the timing of recovery from customers. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy New Orleans, LLC and Subsidiaries
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

Other income (deductions) decreased primarily due to the deferral of certain other postretirement benefit expense credits, effective September 2024, in accordance with the terms of the 2024 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing and Note 11 to the financial statements in the Form 10-K for discussion of the other postretirement benefits accounting treatment.

Interest expense increased primarily due to an increase of $6.6 million in carrying costs on regulatory liability balances.

Income Taxes

The effective income tax rates were 24.1% for the second quarter 2025 and 23.9% for the six months ended June 30, 2025. The differences in the effective income tax rates for the second quarter 2025 and the six months ended June 30, 2025 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Sale of Natural Gas Distribution Business

See Note 13 to the financial statements herein and the “Held For Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s gas distribution business on July 1, 2025.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$31,777	$26

Net cash provided by (used in):
Operating activities	23,652	45,416
Investing activities	(77,385)	(74,449)
Financing activities	21,982	35,565
Net increase (decrease) in cash and cash equivalents	(31,751)	6,532

Cash and cash equivalents at end of period	$26	$6,558

Operating Activities

Net cash flow provided by operating activities decreased $21.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the timing of payments to vendors and higher fuel and purchased power payments in 2025 as compared to 2024. The decrease was partially offset by higher collections from customers. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $2.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase of $17.9 million in non-nuclear generation construction expenditures primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024, partially offset by the receipt of $10.3 million from the storm reserve escrow account in 2025. See “Uses and Sources of Capital - Hurricane Francine” below for discussion of the Hurricane Francine proceeding.

Financing Activities

Net cash flow provided by financing activities decreased $13.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the issuances of $65 million of 6.41% Series mortgage bonds, $50 million of 6.54% Series mortgage bonds, and $35 million of 6.25% Series mortgage bonds, each in May 2024, and the repayment, at maturity, of $78 million of 3.00% Series mortgage bonds in March 2025. The decrease was partially offset by the repayment, at maturity, of an $85 million unsecured term loan in June 2024, proceeds received in March 2025 from an $80 million unsecured term loan (subsequently repaid in July 2025), and money pool activity.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $20.9 million for the six months ended June 30, 2025 compared to decreasing by $21.7 million for the six months ended June 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	June 30, 2025	December 31, 2024
Debt to capital	50.5%	51.5%
Effect of subtracting cash	—%	(1.1%)
Net debt to net capital (non-GAAP)	50.5%	50.4%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy New Orleans’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy New Orleans’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, or raw materials sourcing disruptions which may affect Entergy New Orleans’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy New Orleans’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
(In Thousands)
($20,884)	$3,146	$1,110	($21,651)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2025, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages. In December 2024, in accordance with the terms of its storm recovery reserve escrow agreement, Entergy New Orleans transmitted to the City Council a notice of intent to withdraw up to $20 million in estimated storm costs resulting from Hurricane Francine from its storm recovery reserve escrow account, subject to the City Council’s certification of those costs. In January 2025, the City Council authorized the withdrawal, and in February 2025, Entergy New Orleans withdrew $10.3 million from its storm recovery reserve escrow account.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

Retail Rates

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% compared to the authorized return on equity of 9.35%. Without adjustments, this would result in a decrease in electric rates of $13.8 million. The decrease in electric rates is driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commences the previously authorized recovery of certain regulatory costs and requests a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these proposed adjustments, the filing presents a decrease in authorized electric revenues of $8.6 million. The City Council’s advisors issued their report in July 2025 seeking a reduction in Entergy New Orleans’s requested electric formula rate plan revenues of approximately $7.2 million due to certain proposed cost realignments and disallowances, of which $4.1 million is associated with Entergy New Orleans’s proposed implementation, on a revenue neutral basis, of a proposed reduction in customer late fees. The City Council’s advisors also proposed rate mitigation in the amount of $4.4 million through offsets to the formula rate plan funded by certain regulatory liabilities. The City Council’s advisors’ report began a 35-day period to resolve any disputes among the parties regarding the formula rate plan. For any disputed rate adjustments, the City Council would set a procedural schedule to resolve. Resulting rates will be effective with the first billing cycle of September 2025 pursuant to the formula rate plan tariff.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$183,781	$178,664	$322,706	$335,605
Natural gas	26,219	20,677	68,349	56,697
TOTAL	210,000	199,341	391,055	392,302

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	26,546	18,314	38,909	49,139
Purchased power	69,126	64,318	136,867	124,700
Other operation and maintenance	44,269	41,720	82,927	85,052
Taxes other than income taxes	14,979	14,187	29,872	29,609
Depreciation and amortization	22,358	21,130	44,203	42,044
Other regulatory charges (credits) - net	(3,160)	1,659	(6,590)	83,179
TOTAL	174,118	161,328	326,188	413,723

OPERATING INCOME (LOSS)	35,882	38,013	64,867	(21,421)

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	494	511	800	889
Interest and investment income	168	316	602	457
Miscellaneous - net	(794)	381	(1,373)	352
TOTAL	(132)	1,208	29	1,698

INTEREST EXPENSE
Interest expense	12,236	10,810	25,711	20,336
Allowance for borrowed funds used during construction	(272)	(214)	(439)	(371)
TOTAL	11,964	10,596	25,272	19,965

INCOME (LOSS) BEFORE INCOME TAXES	23,786	28,625	39,624	(39,688)

Income taxes	5,744	7,492	9,483	(11,841)

NET INCOME (LOSS)	$18,042	$21,133	$30,141	($27,847)

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$30,141	($27,847)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	44,203	42,044
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,350)	(19,560)
Changes in assets and liabilities:
Receivables	(22,585)	(111,913)
Fuel inventory	(1,188)	544
Accounts payable	(5,661)	(10,311)
Prepaid taxes and taxes accrued	19,556	7,345
Interest accrued	(2,629)	(1,220)
Deferred fuel costs	(4,203)	(51)
Other working capital accounts	(8,825)	(8,120)
Provisions for estimated losses	(10,772)	2,473
Other regulatory assets	10,338	11,073
Other regulatory liabilities	(13,791)	167,529
Pension and other postretirement funded status	(4,804)	(3,876)
Other assets and liabilities	3,222	(2,694)
Net cash flow provided by operating activities	23,652	45,416

INVESTING ACTIVITIES
Construction expenditures	(91,611)	(72,409)
Allowance for equity funds used during construction	800	889
Changes in money pool receivable - net	3,146	(1,110)
Receipt from storm reserve escrow account	10,333	—
Payments to storm reserve escrow account	(1,664)	(2,939)
Changes in securitization account	1,611	1,120
Net cash flow used in investing activities	(77,385)	(74,449)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	79,717	149,075
Retirement of long-term debt	(78,000)	(91,245)
Changes in money pool payable - net	20,884	(21,651)
Other	(619)	(614)
Net cash flow provided by financing activities	21,982	35,565

Net increase (decrease) in cash and cash equivalents	(31,751)	6,532
Cash and cash equivalents at beginning of period	31,777	26
Cash and cash equivalents at end of period	$26	$6,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$27,816	$20,159
Income taxes	$—	$2,598
Noncash investing activities:
Accrued construction expenditures	$5,059	$4,263

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$374
Temporary cash investments	—	31,403
Total cash and cash equivalents	26	31,777
Securitization recovery trust account	—	1,611
Accounts receivable:
Customer	79,709	65,731
Allowance for doubtful accounts	(3,395)	(6,735)
Associated companies	4,959	5,844
Other	5,772	9,467
Accrued unbilled revenues	39,997	33,296
Total accounts receivable	127,042	107,603
Deferred fuel costs	5,599	—
Fuel inventory - at average cost	766	320
Materials and supplies	29,226	25,516
Current assets held for sale	14,757	13,100
Prepayments and other	19,169	12,128
TOTAL	196,585	192,055

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	75,073	83,742
Other	832	832
TOTAL	75,905	84,574

UTILITY PLANT
Electric	2,193,823	2,160,165
Natural gas	43,723	43,279
Construction work in progress	43,456	18,269
TOTAL UTILITY PLANT	2,281,002	2,221,713
Less - accumulated depreciation and amortization	785,518	768,305
UTILITY PLANT - NET	1,495,484	1,453,408

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	122,938	133,261
Deferred fuel costs	4,080	4,080
Non-current assets held for sale	289,126	284,738
Other	74,779	71,037
TOTAL	490,923	493,116

TOTAL ASSETS	$2,258,897	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$165,000	$78,000
Payable due to associated company	1,140	1,140
Accounts payable:
Associated companies	63,780	45,479
Other	40,216	43,750
Customer deposits	33,070	28,834
Taxes accrued	28,342	8,786
Interest accrued	6,042	8,671
Deferred fuel costs	—	980
Other	18,165	14,427
TOTAL	355,755	230,067

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	192,918	201,541
Accumulated deferred investment tax credits	15,566	15,617
Regulatory liability for income taxes - net	16,506	15,000
Other regulatory liabilities	245,127	260,312
Accumulated provisions	79,521	90,293
Long-term debt	565,556	650,463
Long-term payable due to associated company	5,864	5,864
Other	54,342	56,395
TOTAL	1,175,400	1,295,485

Commitments and Contingencies

EQUITY
Member's equity	727,742	697,601
TOTAL	727,742	697,601

TOTAL LIABILITIES AND EQUITY	$2,258,897	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2023	$806,754

Net loss	(48,980)
Balance at March 31, 2024	757,774

Net income	21,133
Balance at June 30, 2024	$778,907

Balance at December 31, 2024	$697,601

Net income	12,099
Balance at March 31, 2025	709,700

Net income	18,042
Balance at June 30, 2025	$727,742

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2025 Compared to Second Quarter 2024

Net income decreased $8.7 million primarily due to higher purchased power costs related to the procurement of capacity through MISO’s annual planning resource auction, partially offset by higher retail electric price and higher other income.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net income increased $21.4 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by higher purchased power costs related to the procurement of capacity through MISO’s annual planning resource auction, higher taxes other than income taxes, and higher interest expense.

Operating Revenues

Second Quarter 2025 Compared to Second Quarter 2024

Following is an analysis of the change in operating revenues comparing the second quarter 2025 to the second quarter 2024:

Amount
(In Millions)
2024 operating revenues	$519.1
Fuel, rider, and other revenues that do not significantly affect net income	(11.7)
Retail electric price	19.8
Volume/weather	4.4
2025 operating revenues	$531.6

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

The volume/weather variance is primarily due to an increase in industrial and commercial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals, wood products, petroleum refining, and transportation industries, and an increase in demand from small industrial customers, partially offset by a decrease in demand from co-generation customers. The increase in commercial usage is primarily due to an increase in customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Texas for the three months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,741	1,778	(2)
Commercial	1,280	1,234	4
Industrial	2,621	2,404	9
Governmental	65	68	(4)
Total retail	5,707	5,484	4
Sales for resale:
Non-associated companies	93	229	(59)
Total	5,800	5,713	2

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2025 to the six months ended June 30, 2024:

Amount
(In Millions)
2024 operating revenues	$963.6
Fuel, rider, and other revenues that do not significantly affect net income	(47.3)
Retail electric price	31.3
Volume/weather	26.0
2025 operating revenues	$973.6

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, an increase in weather-adjusted residential usage, and an increase in commercial and industrial usage. The increase in weather-adjusted residential usage and the increase in commercial usage are primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the wood products, petrochemicals, petroleum refining, and transportation industries, and an increase in demand from co-generation customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	3,300	3,089	7
Commercial	2,389	2,317	3
Industrial	4,781	4,458	7
Governmental	128	131	(2)
Total retail	10,598	9,995	6
Sales for resale:
Non-associated companies	144	346	(58)
Total	10,742	10,341	4

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Second Quarter 2025 Compared to Second Quarter 2024

Purchased power includes an increase in second quarter 2025 of $20 million in costs related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans to file for such a rider to recover future capacity procurement costs at the earliest opportunity in 2026.

Depreciation and amortization expenses decreased primarily due to the recognition of $13.8 million in depreciation expense in second quarter 2024 for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case. The decrease was partially offset by additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project.

Interest expense increased primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025 and the issuance of $350 million of 5.55% Series mortgage bonds in August 2024, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Purchased power includes an increase in 2025 of $21 million in costs related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans to file for such a rider to recover future capacity procurement costs at the earliest opportunity in 2026.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes as a result of higher retail revenues in 2025 as compared to 2024.

Depreciation and amortization expenses decreased primarily due to the recognition of $27.6 million in depreciation expense in 2024 for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case. The decrease was partially offset by additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project.

Interest expense increased primarily due to the issuance of $350 million of 5.55% Series mortgage bonds in August 2024 and the issuance of $500 million of 5.25% Series mortgage bonds in February 2025, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project and the Legend Power Station project.

Income Taxes

The effective income tax rates were 16.7% for the second quarter 2025 and 16.2% for the six months ended June 30, 2025. The differences in the effective income tax rates for the second quarter 2025 and the six months ended June 30, 2025 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$184,997	$21,986

Net cash provided by (used in):
Operating activities	242,336	292,420
Investing activities	(879,311)	(215,942)
Financing activities	469,721	26,442
Net increase (decrease) in cash and cash equivalents	(167,254)	102,920

Cash and cash equivalents at end of period	$17,743	$124,906

Operating Activities

Net cash flow provided by operating activities decreased $50.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•the timing of recovery of fuel and purchased power costs and higher fuel and purchased power payments. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of $12.9 million in interest paid;
•an increase of $10.3 million in storm spending; and
•lower collections from customers.

Investing Activities

Net cash flow used in investing activities increased $663.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:

•money pool activity;
•an increase of $386.2 million in non-nuclear generation construction expenditures primarily due to higher spending on the Legend Power Station project, the Orange County Advanced Power Station project, and the Lone Star Power Station project;
•an increase of $30.1 million in transmission construction expenditures primarily due to increased spending on various transmission projects in 2025 and higher capital expenditures as a result of increased development in Entergy Texas’s service area; and
•an increase of $16 million in distribution construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Texas’s service territory, partially offset by lower capital expenditures for storm restoration in 2025.

The increase was partially offset by a decrease of $17.3 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025 and cash collateral of $12.7 million posted in 2024 to support Entergy Texas’s obligation to MISO.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $13.7 million for the six months ended June 30, 2025 compared

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
to decreasing by $296.7 million for the six months ended June 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $443.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025, partially offset by a decrease of $63.6 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Texas is primarily due to the net issuance of long-term debt in 2025.

	June 30, 2025	December 31, 2024
Debt to capital	53.7%	51.6%
Effect of excluding securitization bonds	(1.4%)	(1.7%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	52.3%	49.9%
Effect of subtracting cash	(0.2%)	(1.5%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	52.1%	48.4%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Texas’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Texas’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, or raw materials sourcing disruptions which may affect Entergy Texas’s ability to make planned capital investments as and when expected

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Texas’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Texas’s receivables from the money pool were as follows:

June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
(In Thousands)
$4,835	$18,504	$21,212	$317,882

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2030.  The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of June 30, 2025, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of June 30, 2025, $54.0 million in letters of credit were outstanding under one of Entergy Texas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Legend Power Station and Lone Star Power Station

As discussed in the Form 10-K, in June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, originally expected to be located in Liberty County, Texas. In March 2025, Entergy Texas filed testimony explaining that Entergy Texas planned to move forward with building the Lone Star Power Station on a more cost-effective alternative site in San Jacinto County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommends denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of AFUDC based on an adjusted weighted average cost of capital. Reply briefs were filed in May 2025. In June 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision, in which they recommended rejection of Entergy Texas’s application to construct the Legend Power Station and the Lone Star Power Station based upon their finding that Entergy Texas did not demonstrate the resources to be cost-effective alternatives to address the uncontested need for additional generation. In the alternative, the ALJs recommended that if the PUCT approves the resources, that conditions be imposed, including a deferral of the finding that the resources were prudently selected until Entergy Texas’s next rate case, a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, weatherization requirements, and a requirement that Entergy Texas obtain additional regulatory approvals prior to implementing hydrogen co-firing or carbon

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
capture and storage. The ALJs’ proposal for decision is an interim step in the certification process, and it is not binding upon the PUCT. Entergy Texas filed exceptions in July 2025. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. In July 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to abate this proceeding to give the parties to the proceeding additional time for settlement discussions.

Southeast Texas Area Reliability Project (SETEX)

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits was held in May 2025. In July 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct SETEX and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $1.4 billion. A PUCT decision is expected in third quarter 2025. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by the end of 2029.

Legend to Sandling 230kV Transmission Line

In April 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 230 kV transmission line. The transmission line is expected to be approximately 9 to 10 miles in length and the estimated cost of the project ranges from $87.4 million to $88.6 million, depending on the route ultimately approved by the PUCT. Also in April 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2025, Entergy Texas filed an unopposed settlement agreement resolving all issues in the proceeding and a joint motion, which the ALJ with the State Office of Administrative Hearings granted, on behalf of the parties to the proceeding to cancel the remaining procedural schedule, to admit evidence, and to remand the proceeding to the PUCT to consider the unopposed settlement agreement. A PUCT decision is expected in fourth quarter 2025. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by second quarter 2027.

Cypress to Legend 500 kV Transmission Line

In May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and the ALJs with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits to be held in

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
mid-August 2025. A PUCT decision is expected in fourth quarter 2025. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by the end of 2028.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $77.8 million annually, or $29.3 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between July 1, 2024 and December 31, 2024, including distribution-related restoration costs associated with Hurricane Beryl. In June 2025 the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective on June 25, 2025.

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

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024. In November 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2025, Texas Industrial Energy Consumers, an intervenor, filed testimony regarding the recovery of capacity costs for a certain power purchase agreement, arguing the capacity costs should be imputed and treated as non-reconcilable fuel expense, recovered in Entergy Texas’s base rates. In April 2025 the PUCT staff filed testimony and later in April 2025, Entergy Texas filed rebuttal testimony. In May 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a request for a paper hearing and to cancel the oral hearing on the merits previously scheduled for later in May 2025. In June 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give the parties to the proceeding additional time to finalize a settlement.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$531,641	$519,077	$973,580	$963,568

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	96,736	115,520	121,128	211,657
Purchased power	124,880	88,713	257,498	183,056
Other operation and maintenance	83,818	83,176	158,273	161,136
Taxes other than income taxes	29,792	22,979	60,419	47,546
Depreciation and amortization	80,830	90,824	161,510	180,329
Other regulatory charges (credits) - net	2,587	(12,477)	5,844	(13,452)
TOTAL	418,643	388,735	764,672	770,272

OPERATING INCOME	112,998	130,342	208,908	193,296

OTHER INCOME
Allowance for equity funds used during construction	19,963	10,834	37,335	20,082
Interest and investment income	1,975	2,791	4,734	6,695
Miscellaneous - net	(2,477)	(3,186)	(3,631)	(5,498)
TOTAL	19,461	10,439	38,438	21,279

INTEREST EXPENSE
Interest expense	43,147	34,483	86,219	66,449
Allowance for borrowed funds used during construction	(8,502)	(4,219)	(15,887)	(7,821)
TOTAL	34,645	30,264	70,332	58,628

INCOME BEFORE INCOME TAXES	97,814	110,517	177,014	155,947

Income taxes	16,318	20,295	28,662	28,981

NET INCOME	81,496	90,222	148,352	126,966

Preferred dividend requirements	518	518	1,036	1,036

EARNINGS APPLICABLE TO COMMON STOCK	$80,978	$89,704	$147,316	$125,930

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$148,352	$126,966
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	161,510	180,329
Deferred income taxes, investment tax credits, and non-current taxes accrued	21,466	21,112
Changes in assets and liabilities:
Receivables	(36,849)	(64,108)
Fuel inventory	9,817	1,877
Accounts payable	37,267	13,853
Taxes accrued	(20,591)	(21,155)
Interest accrued	5,971	(561)
Deferred fuel costs	(69,075)	80,220
Other working capital accounts	(6,447)	(9,386)
Provisions for estimated losses	1,201	(1,384)
Other regulatory assets	60,125	40,197
Other regulatory liabilities	(13,317)	(26,028)
Pension and other postretirement funded status	(7,131)	(8,190)
Other assets and liabilities	(49,963)	(41,322)
Net cash flow provided by operating activities	242,336	292,420

INVESTING ACTIVITIES
Construction expenditures	(932,013)	(522,890)
Allowance for equity funds used during construction	37,335	20,082
Changes in money pool receivable - net	13,669	296,670
Changes in securitization account	1,698	2,856
Increase in other investments	—	(12,660)
Net cash flow used in investing activities	(879,311)	(215,942)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	493,772	—
Retirement of long-term debt	(9,359)	(9,104)
Preferred stock dividends paid	(1,036)	(1,036)
Other	(13,656)	36,582
Net cash flow provided by financing activities	469,721	26,442

Net increase (decrease) in cash and cash equivalents	(167,254)	102,920
Cash and cash equivalents at beginning of period	184,997	21,986
Cash and cash equivalents at end of period	$17,743	$124,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$78,477	$65,529
Income taxes	$2,077	$5,862
Noncash investing activities:
Accrued construction expenditures	$127,069	$343,525

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$25	$291
Temporary cash investments	17,718	184,706
Total cash and cash equivalents	17,743	184,997
Securitization recovery trust account	1,005	2,703
Accounts receivable:
Customer	115,923	84,842
Allowance for doubtful accounts	(4,280)	(1,304)
Associated companies	14,479	26,564
Other	29,000	43,773
Accrued unbilled revenues	95,993	74,060
Total accounts receivable	251,115	227,935
Deferred fuel costs	9,804	—
Fuel inventory - at average cost	36,153	45,970
Materials and supplies	166,111	157,241
Prepayments and other	31,144	34,803
TOTAL	513,075	653,649

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	84	107
Other	16,076	15,878
TOTAL	16,160	15,985

UTILITY PLANT
Electric	8,955,667	8,628,625
Construction work in progress	1,995,414	1,513,170
TOTAL UTILITY PLANT	10,951,081	10,141,795
Less - accumulated depreciation and amortization	2,661,738	2,548,961
UTILITY PLANT - NET	8,289,343	7,592,834

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $226,006 as of June 30, 2025 and $234,112 as of December 31, 2024)	489,583	549,708
Other	177,552	157,904
TOTAL	667,135	707,612

TOTAL ASSETS	$9,485,713	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$53,562	$65,335
Other	592,907	361,404
Customer deposits	40,490	40,782
Taxes accrued	55,883	76,474
Interest accrued	44,674	38,703
Deferred fuel costs	—	59,271
Other	19,820	20,836
TOTAL	807,336	662,805

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	905,093	868,849
Accumulated deferred investment tax credits	6,841	7,215
Regulatory liability for income taxes - net	81,364	93,766
Other regulatory liabilities	17,790	18,705
Asset retirement cost liabilities	14,695	17,688
Accumulated provisions	11,186	9,985
Long-term debt (includes securitization bonds of $230,445 as of June 30, 2025 and $239,622 as of December 31, 2024)	4,038,417	3,552,443
Other	114,463	397,412
TOTAL	5,189,849	4,966,063

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2025 and 2024	49,452	49,452
Paid-in capital	1,200,125	1,200,125
Retained earnings	2,200,201	2,052,885
Total common shareholder's equity	3,449,778	3,302,462
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,488,528	3,341,212

TOTAL LIABILITIES AND EQUITY	$9,485,713	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662

Net income	—	—	—	36,744	36,744
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2024	38,750	49,452	1,200,125	1,866,561	3,154,888

Net income	—	—	—	90,222	90,222
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2024	$38,750	$49,452	$1,200,125	$1,956,265	$3,244,592

Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212

Net income	—	—	—	66,856	66,856
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2025	38,750	49,452	1,200,125	2,119,223	3,407,550

Net income	—	—	—	81,496	81,496
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2025	$38,750	$49,452	$1,200,125	$2,200,201	$3,488,528

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. See “Complaints Against System Energy - System Energy Settlement with the LPSC” in Note 2 to the financial statements herein for additional information regarding filings made with the FERC in May 2025 related to the Unit Power Sales Agreement. Also, as discussed in “Complaints Against System Energy” in Note 2 to the financial statements in the Form 10-K, System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC.

Results of Operations

Net Income

Second Quarter 2025 Compared to Second Quarter 2024

Net income decreased $3.5 million primarily due a lower rate of return on rate base, including the effects of lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Louisiana effective with the September 2024 service month per the settlement with the LPSC, and lower operating revenues resulting from changes in rate base. See Note 2 to the financial statements in the Form 10-K for discussion of the settlements with the City Council and the LPSC.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net income decreased $11.3 million primarily due a lower rate of return on rate base, including the effects of lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Louisiana effective with the September 2024 service month per the settlement with the LPSC. The decrease was partially offset by higher operating revenues resulting from changes in rate base. See Note 2 to the financial statements in the Form 10-K for discussion of the settlements with the City Council and the LPSC.

Income Taxes

The effective income tax rates were 19.4% for the second quarter 2025 and 20.3% for the six months ended June 30, 2025. The differences in the effective income tax rates for the second quarter 2025 and the six months ended June 30, 2025 versus the federal statutory rate of 21% were primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

The effective income tax rates were 23.2% for the second quarter 2024 and 21.7% for the six months ended June 30, 2024. The differences in the effective income tax rates for the second quarter 2024 and the six months

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
ended June 30, 2024 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation. See Note 10 to the financial statements herein for discussion of the nuclear production tax credits recorded in second quarter 2025.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$28,908	$60

Net cash provided by (used in):
Operating activities	131,501	27,420
Investing activities	(55,988)	(216,666)
Financing activities	(72,632)	220,264
Net increase in cash and cash equivalents	2,881	31,018

Cash and cash equivalents at end of period	$31,789	$31,078

Operating Activities

Net cash flow provided by operating activities increased $104.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the refund of $92 million made in May 2024 to Entergy Arkansas as a result of the settlement with the APSC and a decrease of $20.4 million in spending on nuclear refueling outage costs in 2025 as compared to 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement with the APSC.

Investing Activities

Net cash flow used in investing activities decreased $160.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to net proceeds of $16.6 million in 2025 compared to net purchases of $115.5 million in 2024 as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and a decrease of $31.8 million in nuclear construction expenditures primarily due to higher spending in 2024 on Grand Gulf outage projects and upgrades.

Financing Activities

System Energy’s financing activities used $72.6 million of cash for the six months ended June 30, 2025 compared to providing $220.3 million of cash for the six months ended June 30, 2024 primarily due to the following activity:

•the repayment, prior to maturity, of $200 million of 2.14% Series mortgage bonds in June 2025;
•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
maintain System Energy’s capital structure;
•net repayments of $28.4 million in 2025 compared to net long-term borrowings of $82.6 million in 2024 on the nuclear fuel company variable interest entity’s credit facility;
•$75 million in common stock dividends and distributions paid in 2025. No common stock dividends or distributions were paid in 2024 in anticipation of the settlements with the APSC, the LPSC, and the City Council; and
•the issuance of $240 million of 5.30% Series mortgage bonds in May 2025.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table.

	June 30, 2025	December 31, 2024
Debt to capital	53.7%	52.9%
Effect of subtracting cash	(0.7%)	(0.7%)
Net debt to net capital (non-GAAP)	53.0%	52.2%

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact System Energy’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with System Energy’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, or raw materials sourcing disruptions which may affect System Energy’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect System Energy’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
(In Thousands)
$8,661	$2,851	$5,238	($12,246)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of June 30, 2025, $44.3 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy and the settlements approved by the FERC that resolved all significant aspects of these complaints. The following are updates to that discussion.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the June 2022 MPSC settlement, Entergy Mississippi would continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. In March 2023 the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argued that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. In February 2025, System Energy and the MPSC resolved their dispute concerning the sale-leaseback renewal costs. As a result, the MPSC withdrew its protest at the FERC on System Energy’s tariff compliance filing. Entergy Mississippi will continue to pay the allocated sale-leaseback renewal costs of approximately $5.7 million annually and there are no refunds due for prior periods. In March 2025, System Energy filed a status report with the FERC explaining that the dispute is resolved. In April 2025 the FERC accepted System Energy’s tariff compliance filing.

System Energy Settlement with the LPSC

As discussed in the Form 10-K, in 2024, System Energy reached a settlement with the LPSC to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and associated with System Energy’s past implementation of the Unit Power Sales Agreement. In compliance with the settlement, in May 2025, System Energy, Entergy Louisiana, and Entergy Mississippi submitted the following filings with the FERC: (1) a Federal Power Act Section 203 application seeking approval for the permanent divestiture by Entergy Louisiana to Entergy Mississippi of its rights to capacity and energy from Grand Gulf; and (2) a Federal Power Act Section 205 application seeking approval to modify the entitlement percentages of the remaining purchasers under the Unit Power Sales Agreement in connection with the foregoing divestiture. In July 2025, the FERC issued an order accepting the Federal Power Act Section 205 application to remove Entergy

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Louisiana as a party to the Unit Power Sales Agreement. As a result of the order, the Unit Power Sales Agreement entitlement percentages of the remaining purchasers will be permanently modified to exclude Entergy Louisiana, to be effective beginning October 2025. The FERC also issued an order dismissing the Federal Power Act Section 203 application based on lack of jurisdiction.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$143,858	$145,934	$285,669	$298,554

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,122	17,120	30,938	30,237
Nuclear refueling outage expenses	4,135	4,136	8,225	10,797
Other operation and maintenance	47,016	45,746	90,495	97,169
Decommissioning	11,257	10,815	22,401	21,522
Taxes other than income taxes	6,555	6,892	13,359	14,101
Depreciation and amortization	31,063	30,443	61,827	60,121
Other regulatory charges (credits) - net	(2,473)	27,188	(2,380)	22,215
TOTAL	113,675	142,340	224,865	256,162

OPERATING INCOME	30,183	3,594	60,804	42,392

OTHER INCOME
Allowance for equity funds used during construction	1,881	1,451	3,484	3,885
Interest and investment income	10,672	38,967	23,111	46,940
Miscellaneous - net	56	(165)	293	72
TOTAL	12,609	40,253	26,888	50,897

INTEREST EXPENSE
Interest expense	17,270	12,072	33,292	23,243
Allowance for borrowed funds used during construction	(922)	(594)	(1,709)	(1,453)
TOTAL	16,348	11,478	31,583	21,790

INCOME BEFORE INCOME TAXES	26,444	32,369	56,109	71,499

Income taxes	5,119	7,521	11,395	15,533

NET INCOME	$21,325	$24,848	$44,714	$55,966

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$44,714	$55,966
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	111,023	106,652
Deferred income taxes, investment tax credits, and non-current taxes accrued	11,063	28,258
Changes in assets and liabilities:
Receivables	722	(9,335)
Accounts payable	(18,674)	74,527
Taxes accrued	(10,605)	(19,301)
Interest accrued	(99)	(620)
Other working capital accounts	344	(27,233)
Other regulatory assets	1,716	21,178
Other regulatory liabilities	52,405	(115,256)
Pension and other postretirement funded status	(6,875)	(6,952)
Other assets and liabilities	(54,233)	(80,464)
Net cash flow provided by operating activities	131,501	27,420

INVESTING ACTIVITIES
Construction expenditures	(51,746)	(87,410)
Allowance for equity funds used during construction	3,484	3,885
Nuclear fuel purchases	(26,957)	(115,544)
Proceeds from sale of nuclear fuel	43,555	21
Decrease in other investments	—	23
Proceeds from nuclear decommissioning trust fund sales	369,739	455,082
Investment in nuclear decommissioning trust funds	(388,253)	(467,485)
Changes in money pool receivable - net	(5,810)	(5,238)
Net cash flow used in investing activities	(55,988)	(216,666)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	538,108	544,736
Retirement of long-term debt	(535,740)	(462,226)
Capital contribution from parent	—	150,000
Change in money pool payable - net	—	(12,246)
Common stock dividends and distributions paid	(75,000)	—
Net cash flow provided by (used in) financing activities	(72,632)	220,264

Net increase in cash and cash equivalents	2,881	31,018
Cash and cash equivalents at beginning of period	28,908	60
Cash and cash equivalents at end of period	$31,789	$31,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$33,146	$25,231
Income taxes	$—	($2,326)
Noncash investing activities:
Accrued construction expenditures	$8,448	$24,234

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$46	$448
Temporary cash investments	31,743	28,460
Total cash and cash equivalents	31,789	28,908
Accounts receivable:
Associated companies	53,823	48,134
Other	4,824	5,425
Total accounts receivable	58,647	53,559
Materials and supplies	168,078	163,814
Deferred nuclear refueling outage costs	11,844	19,884
Prepayments and other	10,929	5,768
TOTAL	281,287	271,933

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,606,304	1,529,059
TOTAL	1,606,304	1,529,059

UTILITY PLANT
Electric	5,677,856	5,668,253
Construction work in progress	125,685	85,127
Nuclear fuel	157,883	220,044
TOTAL UTILITY PLANT	5,961,424	5,973,424
Less - accumulated depreciation and amortization	3,635,827	3,578,709
UTILITY PLANT - NET	2,325,597	2,394,715

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	424,778	426,494
Other	22,771	20,273
TOTAL	447,549	446,767

TOTAL ASSETS	$4,660,737	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$112	$200,090
Accounts payable:
Associated companies	8,055	18,477
Other	24,896	45,017
Taxes accrued	5,247	15,852
Interest accrued	13,243	13,342
Other	4,475	4,473
TOTAL	56,028	297,251

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	467,250	451,830
Accumulated deferred investment tax credits	42,244	42,984
Regulatory liability for income taxes - net	102,570	105,467
Other regulatory liabilities	802,492	747,190
Decommissioning	1,150,113	1,127,712
Pension and other postretirement liabilities	4,001	8,353
Long-term debt	1,094,284	889,646
Other	2	2
TOTAL	3,662,956	3,373,184

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2025 and 2024	908,944	958,944
Retained earnings	32,809	13,095
TOTAL	941,753	972,039

TOTAL LIABILITIES AND EQUITY	$4,660,737	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2023	$916,850	($28,311)	$888,539

Net income	—	31,118	31,118
Capital contribution from parent	150,000	—	150,000
Balance at March 31, 2024	1,066,850	2,807	1,069,657

Net income	—	24,848	24,848
Balance at June 30, 2024	$1,066,850	$27,655	$1,094,505

Balance at December 31, 2024	$958,944	$13,095	$972,039

Net income	—	23,389	23,389
Common stock dividends and distributions	(20,000)	(15,000)	(35,000)
Balance at March 31, 2025	938,944	21,484	960,428

Net income	—	21,325	21,325
Common stock dividends and distributions	(30,000)	(10,000)	(40,000)
Balance at June 30, 2025	$908,944	$32,809	$941,753

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “PART I, Item 1, Litigation” in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see Notes 1 and 2 to the financial statements herein and “Item 5, Other Information, Environmental Regulation” below for updates regarding environmental proceedings and regulation. The following is an update to that discussion.

Dorrell, et al. v. Constellation Energy, et al. Antitrust Class Action Litigation

On July 11, 2025, an antitrust class action lawsuit was filed in the United States District Court for the District of Maryland on behalf of a putative class against Entergy Corporation, 26 other entities alleged to own and/or operate commercial nuclear power plants in the United States (together with Entergy Corporation, the “nuclear defendants”), and two consulting companies. The class action complaint purports to be brought on behalf of all persons employed in nuclear power generation by the nuclear defendants and their subsidiaries and related entities in the United States from May 1, 2003 to the present. The plaintiffs primarily allege that the nuclear defendants, together with the consulting company defendants, violated Section 1 of the Sherman Act, 15 U.S. Code Chapter 1 by conspiring to suppress compensation and exchange collective bargaining agreement and wage information through a trade group, a consulting firm, and through direct communications, including attendance at conferences, from May 2003 to the present. The plaintiffs are seeking unspecified monetary damages, including treble damages, interest, injunctive relief, attorney’s fees, and costs. Entergy Corporation is evaluating the complaint.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2025-4/30/2025	—	$—	—	$350,052,918
5/01/2025-5/31/2025	—	$—	—	$350,052,918
6/01/2025-6/30/2025	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

No director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2025.

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

In June 2025 the NRC placed Waterford 3 in Column 2, effective second quarter 2025, based on the failure to properly develop and implement adequate maintenance instructions for the fuel linkage connection to the mechanical governor for an emergency diesel generator. Waterford 3 will remain in Column 2 until a supplemental inspection is satisfactorily completed.

Environmental Regulation

The following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

In March 2025 the EPA announced a series of deregulatory actions, including reconsideration of the particulate matter National Ambient Air Quality Standards (NAAQS), reconsideration of the Mercury and Air Toxics Standard (MATS) rule, reconsideration of greenhouse gas emissions rules, evaluation of whether to extend the compliance deadlines under the 2024 coal combustion residuals rule, and reconsideration of the effluent limitations guidelines. Entergy continues to monitor the EPA’s reconsideration efforts.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the NAAQS set by the EPA in accordance with the Clean Air Act. The following are updates to that discussion.

Hazardous Air Pollutants

As discussed in the Form 10-K, the EPA released the final MATS rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2024 the EPA issued a final rule revising portions of the MATS rule, including a reduction to the emission limit for filterable particulate matter. The revised standard will become effective July 2027 and could require additional capital investment and/or additional other operation and maintenance costs at Entergy’s coal-fired generating units. In March 2025, as part of its deregulatory agenda, the EPA announced that it was reconsidering the May 2024 MATS rule and that sources interested in a presidential exemption (two years, with additional exemptions available) should provide a recommendation to the EPA by March 31, 2025. Clean Air Act Section 112(i)(4) grants the President authority to issue an exemption if he determines that “the technology to implement such standard is not available and that it is in the national security interests of the United States to do so.” Entergy requested and received presidential exemptions for emissions of filterable particulate matter from Nelson Unit 6 and White Bluff Unit 1. The exemption lasts for a period of two years beyond the rule’s compliance date, i.e., from July 8, 2027 through July 8, 2029. Additionally, in June 2025, the EPA proposed to repeal certain aspects of the May 2024 MATS rule including the revised emission limit for filterable particulate matter for which the presidential exemption was granted. Comments on the proposed rule are due August 2025, and the EPA is expected to finalize the rule by the end of 2025.

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

Greenhouse Gas Emissions

As discussed in the Form 10-K, in May 2024 the EPA finalized rules regulating greenhouse gas emissions from new combustion turbine electric generating units (EGUs) under Section 111(b) of the Clean Air Act and from certain existing coal- and gas-fired EGUs under Section 111(d) of the Clean Air Act. For new gas combustion turbine EGUs, the final rule includes three subcategories of emission standards based on the unit’s annual capacity factor. Base load (>40% annual capacity factor) EGUs are subject to a Phase 1 output-based CO2 efficiency standard followed by a more stringent Phase 2 CO2 standard which will apply beginning January 1, 2032. The Phase 2 standard was established based on an EPA determination that carbon capture and sequestration represents the best system of emission reduction for new base load combustion turbine EGUs.

In June 2025 the EPA released a rule proposing to repeal the May 2024 rule in its entirety, or alternatively, to repeal (1) the Phase 2 standard requiring carbon capture and sequestration for new combustion turbines because it is not an adequately demonstrated technology and (2) the standards for existing coal and gas units. Thus, under the proposed alternative proposal, the only standards that would remain are the Phase 1 standards for new gas combustion turbines. Comments on this proposed repeal are due August 2025, and the EPA is expected to finalize the rule by the end of 2025. Entergy continues to monitor the status of the EPA’s efforts to repeal the May 2024 rule.

Entergy continues to support national legislation that would most efficiently reduce economy-wide greenhouse gas emissions and increase planning certainty for electric utilities.  By virtue of its proportionally large investment in low-emitting generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per megawatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  In 2019 Entergy announced a 2030 carbon dioxide emission rate goal focused on a 50% reduction from Entergy’s base year - 2000. In September 2020, Entergy announced a commitment to achieve net-zero greenhouse gas emissions by 2050 inclusive of all businesses, all applicable gases, and all emission scopes. In 2022, Entergy enhanced its commitment to include an interim goal of 50% carbon-free energy generating capacity by 2030 and expanded its interim emission rate goal to include all purchased power. Due to stronger than initially expected sales growth, likely necessitating the development of new generation capacity that is not carbon-free, and uncertainty with respect to the tax credits applicable to carbon-free generation, Entergy believes that (1) achievement of the carbon intensity goal may be delayed beyond 2030 and (2) achievement of the carbon-free energy generating capacity goal will not be achieved by 2030. As Entergy has communicated in various forums, its clean energy and carbon-reducing generation initiatives will be customer-led. Also, Entergy recognizes and has communicated that carbon capture and storage is a technology that Entergy is well positioned to deploy in the future. Entergy plans to pursue carbon capture and storage on new combined cycle generation when feasible and supported by customer demand. Carbon capture and storage, while offering the potential to meet customers’ long-term clean energy demands, is not carbon-free nor will it be deployed in the immediate term. See "Part I, Item 1A. RISK FACTORS" in the Form 10-K for discussion of the risks associated with achieving these climate goals. Entergy’s comprehensive, third party verified greenhouse gas inventory and progress against its voluntary goals are published on its website.

Item 6.  Exhibits

*4(a) -
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(b) -
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(c) -
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(d) -
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Mississippi, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(e) -
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

10(a) -
Confirmation With Respect to Forty-second Assignment of Availability Agreement, Consent and Agreement, dates as of May 30, 2025, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (4.77(a) to Form 8-K filed May 30, 2025 in 1-9067).

*10(b) -	Amendment No. 2 to First Amended and Restated 2019 Entergy Corporation Non-Employee Director Service Recognition Program, effective June 1, 2025.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    August 1, 2025