Form 10-Q
period 2025-09-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2025-10-31
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at September 30, 2025
Entergy Corporation	($0.01 par value)	446,596,904

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2024 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2024, filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
GAAP	Generally Accepted Accounting Principles
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
IRS	Internal Revenue Service

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
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

Utility	Entergy’s reportable segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution in portions of Louisiana
Utility operating companies	Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, owned by Entergy Louisiana

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

(Page left blank intentionally)
x

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and included operation of a small natural gas distribution business in portions of Louisiana through June 30, 2025. See Note 13 to the financial statements herein and the “Held for Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. See Note 7 to the financial statements herein for discussion of and financial information regarding Entergy’s reportable segment.

Results of Operations

Third Quarter 2025 Compared to Third Quarter 2024

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the third quarter 2025 to the third quarter 2024 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2024 Net Income (Loss) Attributable to Entergy Corporation	$786,547	($141,607)	$644,940

Operating revenues	427,194	(4,275)	422,919
Fuel, fuel-related expenses, and gas purchased for resale	179,964	(5,148)	174,816
Purchased power	60,485	(3,817)	56,668
Other regulatory charges (credits) - net	79,096	—	79,096
Other operation and maintenance	49,804	(1,525)	48,279
Asset write-offs, impairments, and related charges	12,795	—	12,795
Taxes other than income taxes	40,124	120	40,244
Depreciation and amortization	26,864	40	26,904
Other income (deductions)	66,000	13,058	79,058
Interest expense	39,597	(9,862)	29,735
Other expenses	(9,100)	38	(9,062)
Income taxes	(14,160)	3,992	(10,168)
Preferred dividend requirements of subsidiaries and noncontrolling interests	3,810	—	3,810
2025 Net Income (Loss) Attributable to Entergy Corporation	$810,462	($116,662)	$693,800

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2025 to the third quarter 2024:

Amount
(In Millions)
2024 operating revenues	$3,370
Fuel, rider, and other revenues that do not significantly affect net income	263
Retail one-time bill credit	92
Volume/weather	75
Purchased power agreement termination proceeds	15
Retail electric price	14
Effect of sale of natural gas distribution businesses	(32)
2025 operating revenues	$3,797

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit variance represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy previously recorded a regulatory liability at the time of the global black box settlement reached between System Energy and the MPSC in June 2022. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlements with the APSC and the MPSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Arkansas’s Grand Gulf credit rider.

The volume/weather variance is primarily due to an increase in industrial and residential usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals, chlor-alkali, and industrial gases industries. The increase in residential usage is primarily due to an increase in customers.

The purchased power agreement termination proceeds variance represents $15 million of liquidated damages recognized by Entergy Mississippi in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2025;
•a decrease in Entergy Louisiana’s formula rate plan revenues for a two month period beginning in September 2025, resulting from earnings above the authorized return on common equity for the 2024 test year;
•an increase in Entergy Mississippi’s formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2025; and

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
•the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and increases in the distribution cost recovery factor rider effective in December 2024 and June 2025, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

The effect of sale of natural gas distribution businesses variance represents the decrease in operating revenues resulting from the absence of natural gas revenues at Entergy Louisiana and Entergy New Orleans in third quarter 2025 as a result of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Total electric energy sales for Utility for the three months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	11,692	11,519	2
Commercial	8,499	8,394	1
Industrial	16,255	15,150	7
Governmental	678	684	(1)
Total retail	37,124	35,747	4
Sales for resale	4,079	3,727	9
Total	41,203	39,474	4

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $714 million for the third quarter 2024 to $764 million for the third quarter 2025 primarily due to:

•an increase of $36 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $13 million in compensation and benefits costs primarily due to higher incentive-based accruals in 2025 as compared to 2024;
•the expensing of $11 million at Entergy Louisiana of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and instead to evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” below for discussion of Entergy Louisiana’s Bayou Power Station project;
•an increase of $8 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2025 as compared to 2024; and
•an increase of $5 million in bad debt expense.

The increase was partially offset by contract costs of $15 million, in third quarter 2024, related to operational performance, customer service, and organizational health initiatives, and a $13 million gain, recorded in third quarter 2025, resulting from the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

businesses on July 1, 2025, which included the derecognition of $7 million of goodwill attributed to the businesses sold. See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Asset write-offs, impairments, and related charges includes a $13 million charge, recorded in third quarter 2025 at Entergy New Orleans, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes as a result of higher retail revenues in 2025 as compared to 2024.

Depreciation and amortization expenses increased primarily due to additions to plant in service and increases in nuclear depreciation rates at Entergy Louisiana effective September 2024 and September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana global stipulated settlement agreement.

Other regulatory charges (credits) - net includes the reversal in third quarter 2024 of a $92 million regulatory liability recognized for Entergy Arkansas’s obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Arkansas’s Grand Gulf credit rider. In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in third quarter 2024;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Legend Power Station project and the Orange County Advanced Power Station project, each at Entergy Texas, the Franklin Farms Power Station Units 1 and 2 project at Entergy Louisiana, and the Vicksburg Advanced Power Station project at Entergy Mississippi; and
•an increase of $17 million in the amortization of tax gross ups on customer advances for construction.

Interest expense increased primarily due to:

•the issuance by Entergy Louisiana of $750 million of 5.80% Series mortgage bonds in January 2025;
•the issuance by Entergy Mississippi of $600 million of 5.80% Series mortgage bonds in March 2025;
•the issuance by Entergy Texas of $500 million of 5.25% Series mortgage bonds in February 2025;
•the issuance by System Energy of $300 million of 5.30% Series mortgage bonds in December 2024 and an additional $240 million in a reopening of the same series in May 2025; and
•carrying costs of $12 million in 2025 on customer advances for construction.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Legend Power Station project and the Orange County

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Advanced Power Station project, each at Entergy Texas, the Franklin Farms Power Station Units 1 and 2 project at Entergy Louisiana, and the Vicksburg Advanced Power Station project at Entergy Mississippi.

Parent and Other

Other income increased primarily due to legal provisions recorded in third quarter 2024.

Interest expense decreased primarily due to lower commercial paper balances and lower variable interest rates on commercial paper and credit facilities in 2025 as compared to 2024.

Income Taxes

The effective income tax rate was 22.7% for the third quarter 2025. The difference in the effective income tax rate for the third quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

The effective income tax rate was 25% for the third quarter 2024. The difference in the effective income tax rate for the third quarter 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by the resolution of an Arkansas state income tax audit. See Note 3 to the financial statements in the Form 10-K for discussion of the Arkansas state income tax audit resolution.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2024 Net Income (Loss) Attributable to Entergy Corporation	$1,422,779	($653,636)	$769,143

Operating revenues	858,937	(8,543)	850,394
Fuel, fuel-related expenses, and gas purchased for resale	32,093	(15,647)	16,446
Purchased power	363,207	(13,535)	349,672
Other regulatory charges (credits) - net	(228,658)	—	(228,658)
Other operation and maintenance	58,869	(2,265)	56,604
Asset write-offs, impairments, and related charges	(118,980)	—	(118,980)
Taxes other than income taxes	60,557	276	60,833
Depreciation and amortization	57,192	214	57,406
Other income (deductions)	64,278	317,872	382,150
Interest expense	130,103	(5,280)	124,823
Other expenses	(18,193)	169	(18,024)
Income taxes	105,384	68,260	173,644
Preferred dividend requirements of subsidiaries and noncontrolling interests	5,431	—	5,431
2025 Net Income (Loss) Attributable to Entergy Corporation	$1,898,989	($376,499)	$1,522,490

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Amount
(In Millions)
2024 operating revenues	$9,084
Fuel, rider, and other revenues that do not significantly affect net income	423
Volume/weather	207
Retail electric price	154
Retail one-time bill credit	92
Purchased power agreement termination proceeds	15
Effect of sale of natural gas distribution businesses	(32)
2025 operating revenues	$9,943

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals, chlor-alkali, petroleum refining, and technology industries.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2025;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
•increases in Entergy Mississippi’s formula rate plan rates effective April 2024 and July 2024 and an increase in Entergy Mississippi’s formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2025; and
•the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and increases in the distribution cost recovery factor rider effective in December 2024 and June 2025, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

The retail one-time bill credit variance represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy previously recorded a regulatory liability at the time of the global black box settlement reached between System Energy and the MPSC in June 2022. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlements with the APSC and the MPSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Arkansas’s Grand Gulf credit rider.

The purchased power agreement termination proceeds variance represents $15 million of liquidated damages recognized by Entergy Mississippi in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

The effect of sale of natural gas distribution businesses variance represents the decrease in operating revenues resulting from the absence of natural gas revenues at Entergy Louisiana and Entergy New Orleans in third quarter 2025 as a result of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Total electric energy sales for Utility for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	29,376	28,499	3
Commercial	22,007	21,797	1
Industrial	45,707	42,174	8
Governmental	1,853	1,883	(2)
Total retail	98,943	94,353	5
Sales for resale	9,847	10,737	(8)
Total	108,790	105,090	4

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Purchased power includes an increase in 2025 of $29 million in costs, at Entergy Texas, related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve,

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans to file for such a rider to recover future capacity procurement costs at the earliest opportunity in 2026.

Other expenses decreased primarily due to decreased nuclear refueling outage expenses due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Other operation and maintenance expenses increased from $2,081 million for the nine months ended September 30, 2024 to $2,140 million for the nine months ended September 30, 2025 primarily due to:

•an increase of $44 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $19 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $16 million in bad debt expense;
•an increase of $11 million in transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for discussion of the recovery of these costs; and
•the expensing of $11 million at Entergy Louisiana of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and instead to evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” below for discussion of Entergy Louisiana’s Bayou Power Station project.

The increase was partially offset by:

•contract costs of $39 million in 2024 related to operational performance, customer service, and organizational health initiatives; and
•a $13 million gain, recorded in third quarter 2025, resulting from the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025, which included the derecognition of $7 million of goodwill attributed to the businesses sold. See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Asset write-offs, impairments, and related charges includes:

•a $132 million charge to reflect the write-off, at Entergy Arkansas, of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding; and
•a $13 million charge, recorded in third quarter 2025 at Entergy New Orleans, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes as a result of higher retail revenues in 2025 as compared to 2024.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Depreciation and amortization expenses increased primarily due to additions to plant in service and increases in nuclear depreciation rates at Entergy Louisiana effective September 2024 and September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. The increase was partially offset by the recognition of $28 million in depreciation expense in 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the 2022 base rate case at Entergy Texas.

Other regulatory charges (credits) - net includes:

•the reversal in third quarter 2024 of a $92 million regulatory liability recognized for Entergy Arkansas’s obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Arkansas’s Grand Gulf credit rider;
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

Other income increased primarily due to:

•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project, the Legend Power Station project, and the Lone Star Power Station project, each at Entergy Texas, the Franklin Farms Power Station Units 1 and 2 project at Entergy Louisiana, and the Vicksburg Advanced Power Station project at Entergy Mississippi;
•an increase of $41 million in the amortization of tax gross ups on customer advances for construction;
•a $17 million true-up of Entergy Louisiana’s MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing; and
•an increase of $17 million in interest earned on money pool investments.

The increase was substantially offset by changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in 2024, and a decrease of $13 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitization.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $400 million of 5.45% Series mortgage bonds in May 2024 and an additional $300 million in a reopening of the same series in May 2025;
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
•the issuance by System Energy of $300 million of 5.30% Series mortgage bonds in December 2024 and an additional $240 million in a reopening of the same series in May 2025; and
•carrying costs of $35 million in 2025 on customer advances for construction.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project, the Legend Power Station project, and the Lone Star Power Station project, each at Entergy Texas, the Franklin Farms Power Station Units 1 and 2 project at Entergy Louisiana, and the Vicksburg Advanced Power Station project at Entergy Mississippi.

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

Income Taxes

The effective income tax rate was 22.5% for the nine months ended September 30, 2025. The difference in the effective income tax rate for the nine months ended September 30, 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

The effective income tax rate was 25.9% for the nine months ended September 30, 2024. The difference in the effective income tax rate for the nine months ended September 30, 2024 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, amortization of accumulated deferred income taxes as a result of tax rate changes, and a provision for uncertain tax positions, partially offset by the resolution of an Arkansas state income tax audit, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction. See Note 3 to the financial statements in the Form 10-K for discussion of the Arkansas state income tax audit.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation. The following is an update to that discussion. See Note 10 to the financial statements herein for discussion of the nuclear and solar production tax credits recorded in 2025.

One Big Beautiful Bill Act of 2025

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA is a wide ranging update to U.S. tax and spending policy. In particular, the OBBBA modified and extended various clean energy tax incentives relevant to electric utilities, preserving production tax credits under Internal Revenue Code section 45U for existing nuclear facilities through 2032 and generally maintaining the existing phase-out schedule for new nuclear and battery storage under Internal Revenue Code sections 45Y (clean electricity production credit) or Internal Revenue Code section 48E (clean electricity investment credit). In addition, the OBBBA preserved the tax credits for carbon capture and sequestration facilities that meet the requirements of Internal Revenue Code section 45Q. The OBBBA also retained full transferability of all credits and preserved five-year modified accelerated cost recovery system treatment for eligible Internal Revenue Code section 45Y and 48E assets.

In contrast, the OBBBA significantly shortened the time period for solar and wind facilities to claim clean energy tax incentives. In general, solar and wind facilities must be placed in service by December 31, 2027 to qualify for the tax credits, unless construction begins by July 3, 2026, and certain safe harbor requirements are met.

In addition, the OBBBA adopted new foreign entity of concern (FEOC) rules designed to deny clean energy tax incentives to all clean energy projects beginning construction after December 31, 2025 that use equipment beyond statutory guidelines from prohibited foreign entities (entities with ties to China, Russia, Iran, or North Korea). The FEOC rules also deny these incentives to taxpayers that rely beyond certain thresholds on equity or debt from specified foreign entities or that make payments to specified foreign entity counterparties under contracts or licensing agreements that give such counterparties “effective control” over an eligible project. These taxpayer FEOC rules will apply to taxpayers in their first taxable year following enactment of the OBBBA.

On July 7, 2025, an executive order was issued directing the U.S. Treasury to issue, among other things, new safe harbor guidance, particularly with respect to wind and solar facilities. On August 15, 2025, in response to the executive order, the U.S. Treasury released Notice 2025-42, which provides updated guidance regarding the beginning of construction requirements and termination of the wind and solar energy tax credits under sections 45Y and 48E. Notice 2025-42 provides additional guidance on these safe harbor provisions, clarifying the criteria for beginning construction and offering examples of equipment and contractual terms that will qualify a project for safe harbor treatment under the OBBBA. Notice 2025-42 states that the U.S. Treasury and the IRS are currently drafting additional guidance to address the FEOC rules.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for discussion of the exit from the merchant power business. The following is an update to that discussion.

In July 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site, with a subsequent amendment to the purchase and sale agreement in February 2020. In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. In February 2021 several parties filed with the NRC petitions to intervene and requests for hearing challenging the license transfer application. In March 2021, Entergy and Holtec

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

filed answers opposing the petitions to intervene and hearing requests, and the petitioners filed replies. In March 2021 an additional party also filed a petition to intervene and request for hearing. Entergy and Holtec filed an answer to the March 2021 petition in April 2021. The NRC issued an order approving the application in December 2021, subject to the NRC’s authority to condition, revise, or rescind the approval order based on the resolution of four pending requests for hearing. These petitions and requests for hearing remained pending with the NRC at the time of the closing of the Palisades transaction in June 2022. In July 2022 the NRC issued an order granting the Michigan Attorney General’s petition hearing request. The hearing was held in February 2023. In August 2025 the NRC transitioned Palisades from decommissioning status back to its oversight process for operating reactors. In October 2025, Entergy and Holtec filed a joint motion to dismiss the proceeding as moot, given Palisades’ return to operational status and impending restart. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Palisades plant.

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

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table.

	September 30, 2025	December 31, 2024
Debt to capital	64.3%	65.3%
Effect of excluding securitization bonds	(0.2%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	64.1%	65.1%
Effect of subtracting cash	(1.2%)	(0.7%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	62.9%	64.4%

(a)Calculation excludes the Texas securitization bonds, which are non-recourse to Entergy Texas.

As of September 30, 2025, 19% of the debt outstanding is at the parent company, Entergy Corporation, and 81% is at the Utility segment. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. As there were no borrowings under the facility for the nine months ended September 30, 2025, the estimated interest rate as of September 30, 2025 that would have been applied to outstanding borrowings under the facility was 5.76%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of September 30, 2025:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,000	$—	$3	$2,997
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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of September 30, 2025, Entergy Corporation had $1,398 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2025 was 4.64%.

Equity Issuances and Equity Distribution Program

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Equity Issuances and Equity Distribution Program” in the Form 10-K and Note 3 to the financial statements herein for discussion of equity issuances, the equity distribution program, and equity forward sale agreements. The following are updates to that discussion.

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

In May 2025, Entergy Corporation physically settled all of its obligations under certain of its then-outstanding forward sale agreements under its at the market equity distribution program for cash proceeds of $806 million.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In October 2025, Entergy Corporation physically settled all of its obligations under certain of its then-outstanding forward sale agreements under its at the market equity distribution program for cash proceeds of $332 million.

Entergy Corporation currently expects to issue approximately $4.4 billion of equity through 2029, which it may issue under its at the market equity distribution program or otherwise, with approximately $1.9 billion already contracted under forward sale agreements, including under its at the market equity distribution program and the March 2025 equity offering described above.

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

Entergy is developing its capital investment plan for 2026 through 2029 and currently anticipates that the Utility will make approximately $41 billion in capital investments during that period, including $12 billion in 2026, $11 billion in 2027, $10 billion in 2028, and $8 billion in 2029. In addition to routine capital spending to maintain operations, the preliminary Utility estimate includes investments in generation projects to modernize, decarbonize, expand, and diversify the Utility operating companies’ portfolios, as well as to support customer growth, including Ironwood Power Station (formerly Lake Catherine Unit 5), Jefferson Power Station, Arkansas Cypress Solar, Segno Solar, Votaw Solar, Bogalusa West Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, Vicksburg Advanced Power Station, Orange County Advanced Power Station, Lone Star Power Station, Legend Power Station, and potential construction of additional generation; investments in the Utility nuclear fleet; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Renewables

Entergy Arkansas Special Rate Contract and Arkansas Cypress Solar

In September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude, LLC, a subsidiary of Alphabet, Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. A procedural schedule was established with a hearing to be held in November 2025. In October 2025 the APSC general staff filed testimony finding that based on its evaluation of Entergy Arkansas’s application and the results of the ratepayer impact measure test, the special rate contract meets the requirements of the APSC’s promotional practice rules and is in the public interest. No other parties filed testimony.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Also in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. Entergy Arkansas is seeking public interest and prudence findings from the APSC to construct the Arkansas Cypress Solar facility in furtherance of its long-term special rate contract with Google. A procedural schedule has been established with a hearing to be held in December 2025. In October 2025 the APSC general staff filed responsive testimony opposing the project cost and seeking additional information. Subsequently, the APSC general staff submitted supplemental testimony to update its initial conclusion and recommendations, noting the Cypress Solar facility is a reasonable project and recommending the APSC approve the project under certain conditions. The Arkansas Attorney General also filed testimony supporting the project but seeking additional information. Entergy Arkansas proposes to recover the costs of constructing the Arkansas Cypress Solar facility through the Generating Arkansas Jobs Act rider, which was approved by the APSC in October 2025. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources, which include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility each achieved commercial operation in 2024, and the Vacherie Facility and the St. Jacques Facility originally had estimated in service dates in 2025.

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

Alternative RFP and Certification

As discussed in the Form 10-K, in 2023, Entergy Louisiana made a filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification processes allow. In June 2024 the LPSC issued an order approving the application. In August 2024, Entergy Louisiana issued the first RFP pursuant to this order in solicitation of solar resources that meet the requirements of the LPSC’s order. In July 2025, Entergy Louisiana filed an application requesting that the LPSC approve and certify the Bogalusa West Solar facility, a 200 MW single axis tracking solar photovoltaic power facility in Washington Parish, Louisiana. In October 2025 the LPSC voted to grant Entergy Louisiana’s application and approve the Bogalusa West Solar facility. The facility is expected to be in service by 2028.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. In July 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to abate this proceeding to give the parties to the proceeding additional time for settlement discussions. In August 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to withdraw the application. In September 2025, Entergy Texas and Entergy Louisiana entered into assignment and assumption agreements pursuant to which Entergy Texas assigned, and Entergy Louisiana assumed, certain interests in the Segno Solar and Votaw Solar facilities, and the associated assets were transferred in third quarter 2025 from Entergy Texas to Entergy Louisiana for approximately $41.4 million, subject to adjustment per the assignment and assumption agreements. Entergy Louisiana expects to file an application with the LPSC in fourth quarter 2025 seeking certification and approval to construct the Segno Solar facility and Votaw Solar facility.

Other Generation and Transmission

Ironwood Power Station

As discussed in the Form 10-K, in November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Ironwood Power Station (formerly Lake Catherine Unit 5), a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost. In May 2025, Entergy Arkansas filed a motion for clarification concerning the appropriate calculation of the benchmark that was below the estimated cost of Ironwood Power Station and was based upon older technology and dated pricing. Entergy Arkansas will have the opportunity to later present all actual costs to the APSC for review and a prudence determination of final costs, including costs incremental to the benchmark. Entergy Arkansas proposes to recover the costs of constructing Ironwood Power Station through the Generating Arkansas Jobs Act rider, which was approved by the APSC in October 2025. The facility is expected to be in service by the end of 2028.

Jefferson Power Station

In August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. In September 2025 other parties, including the APSC general staff, filed testimony opposing the resource pending further information, although the APSC general staff recognized the capacity need for the resource and that Entergy Arkansas had satisfied the statutory requirements for a certificate of environmental compatibility and public need. Entergy Arkansas filed testimony further supporting its application in September and October 2025. A hearing was held in October 2025, and an APSC decision is expected by January 2026. Entergy Arkansas proposes to recover the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
rider, which was approved by the APSC in October 2025. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2029.

Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. In its application, Entergy Louisiana noted that the estimated cost of the Bayou Power Station was $411 million, including estimated costs of transmission interconnection and other related costs. In October 2024, Entergy Louisiana filed a motion to suspend the procedural schedule in this proceeding in order to evaluate certain recent developments related to the project including potential changes to the estimated cost of the project. In October 2025, Entergy Louisiana filed with the LPSC a motion to dismiss its application without prejudice, noting that this project has been canceled and that Entergy Louisiana is evaluating an alternative transmission solution. In third quarter 2025, Entergy Louisiana expensed $10.8 million of project costs related to the Bayou Power Station project.

Entergy Louisiana Additional Generation and Transmission Resources

As discussed in the Form 10-K, in October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. Two of the new combined cycle combustion turbine generation resources are to be located at Franklin Farms in north Louisiana (Franklin Farms Power Station Units 1 and 2). The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision.

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application (Waterford 5 Power Station) would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer in response to the customer’s request to increase the load associated with its project in north Louisiana. The testimony indicates further that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. In August 2025, Entergy Louisiana, the LPSC staff, and the three separate intervenors jointly moved for consideration of the settlement agreement, and the LPSC issued an order accepting the settlement agreement. Franklin Farms Power Station Units 1 and 2 are expected to be in service in 2028, and Waterford 5 Power Station is expected to be in service in 2029.

Amite South Transmission Projects

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

As discussed in the Form 10-K, in December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction or minimum bill revenues from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
the proposed project. In June 2025, Entergy Louisiana filed rebuttal testimony. The hearing was held in August 2025, and an LPSC decision is expected in first quarter 2026.

Traceview Advanced Power Station

Entergy Mississippi plans to construct, own, and operate the Traceview Advanced Power Station, a 754 MW combined cycle combustion turbine facility to be located in the City of Ridgeland, Madison County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Traceview Advanced Power Station is expected to cost in excess of $1 billion. The facility is expected to be in service in 2029.

Vicksburg Advanced Power Station

In October 2025, Entergy Mississippi announced plans to construct, own, and operate the Vicksburg Advanced Power Station, a 754 MW combined-cycle combustion turbine facility, to be located in the City of Vicksburg, Warren County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Vicksburg Advanced Power Station is expected to cost in excess of $1 billion. The facility is expected to be in service in 2028.

Legend Power Station and Lone Star Power Station

As discussed in the Form 10-K, in June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, originally expected to be located in Liberty County, Texas. In March 2025, Entergy Texas filed testimony explaining that Entergy Texas planned to move forward with building the Lone Star Power Station on a more cost-effective alternative site in San Jacinto County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommends denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of AFUDC based on an adjusted weighted average cost of capital. Reply briefs were filed in May 2025. In June 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision, in which they recommended rejection of Entergy Texas’s application to construct the Legend Power Station and the Lone Star Power Station based upon their finding that Entergy Texas did not demonstrate the resources to be cost-effective alternatives to address the uncontested need for additional generation. In the alternative, the ALJs recommended that if the PUCT approves the resources, that conditions be imposed, including a deferral of the finding that the resources were prudently selected until Entergy Texas’s next rate case, a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, weatherization requirements, and a requirement that Entergy Texas obtain additional regulatory approvals prior to implementing hydrogen co-firing or carbon capture and storage. The ALJs’ proposal for decision is an interim step in the certification process, and it is not binding upon the PUCT. Entergy Texas filed exceptions in July 2025. In September 2025 the PUCT issued a decision granting the application, subject to conditions that include a cost cap at Entergy Texas’s previously-filed modified estimated costs of $1.6 billion for the Legend Power Station and $799 million for the Lone Star Power Station, weatherization requirements, environmental compliance requirements, and a requirement to request additional authorization prior to implementing hydrogen co-firing or carbon capture and storage. In October 2025

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

an intervenor filed a motion for rehearing requesting that the PUCT modify the Lone Star Power Station cost cap to reflect the estimated project costs associated with a new project site, clarify that the cost cap is inclusive of transmission upgrades, and reconsider the intervenor’s prior proposal for a “soft cost cap” below the estimated project costs, and that Entergy Texas be directed to initiate a competitive tariff proceeding to facilitate industrial sleeving of purchased power. Entergy Texas filed a response to the motion for rehearing in October 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Southeast Texas Area Reliability Project (SETEX)

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits was held in May 2025. In July 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct SETEX and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $1.4 billion. In October 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities, and selecting the final route for the project, which has an estimated cost of $1.36 billion. Construction of the project is expected to be completed by the end of 2029.

Cypress to Legend 500 kV Transmission Line

In May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and a hearing on the merits was held in August 2025. A PUCT decision is expected in fourth quarter 2025. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by the end of 2028.

Resilience and Grid Hardening

Entergy Texas

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $137 million of projects to be funded by Entergy Texas and approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. In January 2025 the PUCT unanimously approved Phase I of Entergy Texas’s Texas Future Ready Resiliency Plan, including the approximately $137 million of projects to be funded by Entergy Texas and application of performance metrics consistent with the unopposed settlement. The PUCT clarified that, while not part of Entergy Texas’s Phase I plan, Entergy Texas is permitted to pursue the remaining $198 million of identified projects and Texas Energy Fund grant funding for those projects. In February 2025 the PUCT issued an order adopting a new rule establishing the procedures for application to the grant fund. In July

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
2025, Entergy Texas submitted an application for approximately $200 million in grant funding from the Texas Energy Fund to implement the resilience projects originally included in its Texas Future Ready Resiliency Plan. In October 2025 the PUCT voted to approve the $200 million grant request in full.

Dividends

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  In October 2025 the Board declared a dividend of $0.64 per share.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Millions)
Cash and cash equivalents at beginning of period	$860	$133

Net cash provided by (used in):
Operating activities	3,932	3,109
Investing activities	(5,211)	(4,002)
Financing activities	1,936	2,172
Net increase in cash and cash equivalents	657	1,279

Cash and cash equivalents at end of period	$1,517	$1,412

Operating Activities

Net cash flow provided by operating activities increased $823 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•higher collections from Utility customers;
•the receipt of $405 million in payments related to the sale of nuclear and solar production tax credits in third quarter 2025. See Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for discussion of the nuclear and solar production tax credits;
•the receipt of $313 million in advance payments related to customer agreements in 2025, which are recorded as current liabilities and included within changes in other working capital accounts;
•the timing of payments to vendors; and
•one-time bill credits of $92 million in third quarter 2024 to Entergy Arkansas’s retail customers through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement agreement with the APSC and Entergy Arkansas’s Grand Gulf credit rider.

The increase was partially offset by higher fuel and purchased power payments and an increase of $168 million in interest paid. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $1,209 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•an increase of $1,712 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Arkansas on the Ironwood Power Station (formerly Lake Catherine Unit 5) project, by Entergy Louisiana on the Franklin Farms Power Station Units 1 and 2 project and the Sterlington Facility solar project, by Entergy Mississippi on the Delta Blues Advanced Power Station project, the Vicksburg Advanced Power Station project, and the Penton Solar project, and by Entergy Texas on the Lone Star Power Station project, the Legend Power Station project, and the Orange County Advanced Power Station project;
•an increase of $340 million in distribution construction expenditures primarily due to increased investment in the resilience of the Utility distribution system and higher capital expenditures for storm restoration in 2025;
•an increase of $168 million in transmission construction expenditures primarily due to higher spending by Entergy Louisiana on the Amite South transmission projects and increased spending on various other transmission projects in 2025;
•an increase of $106 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025;
•cash collateral of $37 million posted in 2025 to support Entergy Louisiana’s obligations to MISO; and
•an increase of $36 million in decommissioning trust fund investment activity.

The increase was partially offset by:

•the receipt of $491 million in proceeds from the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025;
•the initial payment of approximately $308 million in August 2024 for the purchase of the Driver Solar facility by Entergy Arkansas;
•the initial and substantial completion payments totaling approximately $186 million in 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas;
•a decrease of $79 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025;
•the initial payment of approximately $48 million in August 2024 for the purchase of the West Memphis Solar facility by Entergy Arkansas;
•net receipts from storm reserve escrow accounts of $34 million in 2025 compared to net payments to storm reserve escrow accounts of $13 million in 2024; and
•a decrease of $41 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

See Note 14 to the financial statements in the Form 10-K for discussion of the Driver Solar facility, the Walnut Bend Solar facility, and the West Memphis Solar facility purchases.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Financing Activities

Net cash flow provided by financing activities decreased $236 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•long-term debt activity providing approximately $1,013 million of cash in 2025 compared to providing approximately $2,742 million of cash in 2024;
•a decrease of $61 million in proceeds received from treasury stock issuances in 2025 due to a smaller amount of previously repurchased Entergy Corporation common stock issued in 2025 to satisfy stock option exercises as compared to 2024; and
•an increase of $61 million in common stock dividends paid in 2025 as a result of an increase in the dividend paid per share in 2025 as compared to 2024.

The decrease was partially offset by:

•$805 million in net proceeds from the issuance of common stock under the at the market equity distribution program in 2025. There were no issuances of common stock under the at the market equity distribution program in 2024;
•net issuances of $488 million of commercial paper in 2025 as compared to net repayments of $16 million of commercial paper in 2024; and
•an increase of $295 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

agreements. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At September 30, 2025, based on power prices at that time, Entergy had no liquidity exposure under the guarantees in place supporting its non-utility operations business transactions and $10 million of posted cash collateral.

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

In June 2025 the NRC placed Waterford 3 in Column 2, effective second quarter 2025, based on the failure to properly develop and implement adequate maintenance instructions for the fuel linkage connection to the mechanical governor for an emergency diesel generator. In September 2025, Waterford 3 successfully completed the supplemental inspection related to the issue. Waterford 3 will return to Column 1, effective third quarter 2025, pending receipt of the NRC’s formal inspection report.

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

As discussed in the Form 10-K, in March 2024 the SEC issued final rules that require registrants to provide certain climate-related disclosures in annual reports and registration statements in order to enhance and standardize climate-related disclosures for investors. In April 2024 the SEC stayed the final rules, pending judicial review of consolidated challenges to the rules by the United States Court of Appeals for the Eighth Circuit. In March 2025 the SEC voted to end its defense of the final rules against parties that have legally challenged the rules. In April 2025 the United States Court of Appeals for the Eighth Circuit ordered the litigation to be held in abeyance and directed the SEC to indicate within 90 days whether the SEC would reconsider or review the climate disclosure rules. In July 2025 the SEC submitted a status report to the United States Court of Appeals for the Eighth Circuit stating that it does not intend to review or reconsider its final rules at this time and requesting that the Court of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Appeals terminate the abeyance and proceed with its judicial review of the case. In September 2025 the United States Court of Appeals for the Eighth Circuit paused its consideration of legal challenges against the rules, pending further action by the SEC. Entergy will continue to monitor developments related to the SEC’s final rules on climate-related disclosures.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,797,177	$3,337,820	$9,829,988	$8,950,373
Natural gas	155	32,318	112,664	133,342
Other	14,687	18,962	45,090	53,633
TOTAL	3,812,019	3,389,100	9,987,742	9,137,348

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	822,798	647,982	1,803,594	1,787,148
Purchased power	269,740	213,072	991,591	641,919
Nuclear refueling outage expenses	25,225	36,280	87,879	112,820
Other operation and maintenance	771,166	722,887	2,168,296	2,111,692
Asset write-offs, impairments, and related charges (credits)	12,795	—	12,795	131,775
Decommissioning	57,313	55,320	169,811	162,894
Taxes other than income taxes	232,371	192,127	632,910	572,077
Depreciation and amortization	525,385	498,481	1,560,911	1,503,505
Other regulatory charges (credits) - net	(23,815)	(102,911)	(96,615)	132,043
TOTAL	2,692,978	2,263,238	7,331,172	7,155,873

OPERATING INCOME	1,119,041	1,125,862	2,656,570	1,981,475

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	53,887	33,126	149,210	89,196
Interest and investment income	106,090	64,316	226,915	285,600
Miscellaneous - net	(50,409)	(66,932)	(79,405)	(460,226)
TOTAL	109,568	30,510	296,720	(85,430)

INTEREST EXPENSE
Interest expense	346,992	308,502	1,038,443	887,508
Allowance for borrowed funds used during construction	(22,114)	(13,359)	(61,700)	(35,588)
TOTAL	324,878	295,143	976,743	851,920

INCOME BEFORE INCOME TAXES	903,731	861,229	1,976,547	1,044,125

Income taxes	205,307	215,475	443,747	270,103

CONSOLIDATED NET INCOME	698,424	645,754	1,532,800	774,022

Preferred dividend requirements of subsidiaries and noncontrolling interests	4,624	814	10,310	4,879

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$693,800	$644,940	$1,522,490	$769,143

Earnings per average common share:
Basic	$1.55	$1.51	$3.47	$1.80
Diluted	$1.53	$1.50	$3.40	$1.79

Basic average number of common shares outstanding	446,532,648	428,024,935	438,746,880	427,185,273
Diluted average number of common shares outstanding	453,550,895	431,388,418	447,250,827	429,473,900

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)

Net Income	$698,424	$645,754	$1,532,800	$774,022

Other comprehensive (loss) income
Pension and other postretirement plan changes (net of tax (benefit) expense of ($1,240), ($1,427), ($4,935), and $62,743)	(4,083)	(4,176)	(12,414)	238,645
Other comprehensive (loss) income	(4,083)	(4,176)	(12,414)	238,645

Comprehensive Income	694,341	641,578	1,520,386	1,012,667
Preferred dividend requirements of subsidiaries and noncontrolling interests	4,624	814	10,310	4,879
Comprehensive Income Attributable to Entergy Corporation	$689,717	$640,764	$1,510,076	$1,007,788

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$1,532,800	$774,022
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,901,408	1,821,258
Deferred income taxes, tax credits, and non-current taxes accrued	846,751	234,693
Asset write-offs, impairments, and related charges (credits)	12,795	131,775
Pension settlement charge	—	316,738
Changes in working capital:
Receivables	(390,040)	(273,120)
Fuel inventory	20,837	36,653
Accounts payable	20,084	(137,268)
Taxes accrued	177,515	136,812
Interest accrued	43,691	58,838
Deferred fuel costs	(189,958)	208,363
Other working capital accounts	221,572	(125,473)
Changes in provisions for estimated losses	(25,534)	19,326
Changes in other regulatory assets	304,751	182,044
Changes in other regulatory liabilities	143,848	566,451
Changes in pension and other postretirement funded status	(153,884)	(191,946)
Other	(534,051)	(650,338)
Net cash flow provided by operating activities	3,932,585	3,108,828

INVESTING ACTIVITIES
Construction/capital expenditures	(5,557,149)	(3,264,856)
Allowance for equity funds used during construction	128,015	89,196
Nuclear fuel purchases	(166,114)	(206,726)
Payment for purchase of plant and assets	(3,517)	(544,538)
Proceeds from sale of business and assets	506,781	—
Insurance proceeds received for property damages	—	7,907
Changes in securitization account	(4,711)	(3,629)
Payments to storm reserve escrow accounts	(9,980)	(13,937)
Receipts from storm reserve escrow accounts	43,789	736
Decrease (increase) in other investments	(46,769)	3,812
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	3,546	—
Proceeds from nuclear decommissioning trust fund sales	1,091,445	1,719,342
Investment in nuclear decommissioning trust funds	(1,196,708)	(1,788,922)
Net cash flow used in investing activities	(5,211,372)	(4,001,615)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	4,041,918	6,941,862
Treasury stock	35,267	96,448
Common stock	804,631	—
Retirement of long-term debt	(3,029,094)	(4,199,949)
Changes in commercial paper - net	487,603	(15,762)
Customer advances received for construction	831,642	235,947
Customer advances used for construction	(433,705)	(132,802)
Other	(3,815)	(15,979)
Dividends paid:
Common stock	(784,655)	(723,975)
Preferred stock	(13,739)	(13,739)
Net cash flow provided by financing activities	1,936,053	2,172,051

Net increase in cash and cash equivalents	657,266	1,279,264

Cash and cash equivalents at beginning of period	859,703	132,548

Cash and cash equivalents at end of period	$1,516,969	$1,411,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$963,577	$795,273
Income taxes - net (includes production tax credit sale proceeds of $405,256 in 2025 and $— in 2024)	($402,687)	$8,789
Noncash investing activities:
Accrued construction expenditures	$545,455	$420,213

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$82,709	$48,424
Temporary cash investments	1,434,260	811,279
Total cash and cash equivalents	1,516,969	859,703
Accounts receivable:
Customer	1,013,208	681,504
Allowance for doubtful accounts	(27,765)	(17,919)
Other	250,204	204,868
Accrued unbilled revenues	544,792	521,946
Total accounts receivable	1,780,439	1,390,399
Deferred fuel costs	4,375	—
Fuel inventory - at average cost	150,064	166,408
Materials and supplies	1,657,842	1,631,056
Deferred nuclear refueling outage costs	82,586	99,885
Current assets held for sale	—	15,574
Prepayments and other	366,482	233,212
TOTAL	5,558,757	4,396,237

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,193,249	5,562,575
Non-utility property - at cost (less accumulated depreciation)	476,826	423,764
Storm reserve escrow accounts	306,651	340,460
Other	85,740	82,344
TOTAL	7,062,466	6,409,143

PROPERTY, PLANT, AND EQUIPMENT
Electric	73,233,103	70,818,667
Natural gas	—	77,054
Construction work in progress	5,805,087	3,206,308
Nuclear fuel	729,777	765,661
TOTAL PROPERTY, PLANT, AND EQUIPMENT	79,767,967	74,867,690
Less - accumulated depreciation and amortization	28,490,326	27,444,740
PROPERTY, PLANT, AND EQUIPMENT - NET	51,277,641	47,422,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $220,062 as of September 30, 2025 and $234,112 as of December 31, 2024)	4,986,139	5,255,509
Deferred fuel costs	172,201	172,201
Goodwill	367,582	367,625
Accumulated deferred income taxes	24,867	18,986
Non-current assets held for sale	—	462,797
Other	398,754	284,584
TOTAL	5,949,543	6,561,702

TOTAL ASSETS	$69,848,407	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,975,140	$1,378,090
Notes payable and commercial paper	1,414,894	927,291
Accounts payable	2,184,702	1,929,162
Customer deposits	477,831	462,436
Taxes accrued	634,621	457,093
Interest accrued	303,245	259,554
Deferred fuel costs	45,955	237,146
Pension and other postretirement liabilities	50,462	64,854
Customer advances	445,076	151,662
Other	259,299	243,749
TOTAL	7,791,225	6,111,037

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,405,353	4,467,748
Accumulated deferred investment tax credits	187,608	194,146
Regulatory liability for income taxes - net	1,120,090	1,168,078
Other regulatory liabilities	3,834,485	3,609,463
Decommissioning and asset retirement cost liabilities	4,886,502	4,713,426
Accumulated provisions	480,529	506,063
Pension and other postretirement liabilities	140,266	254,704
Long-term debt (includes securitization bonds of $230,536 as of September 30, 2025 and $239,622 as of December 31, 2024)	27,058,119	26,613,505
Customer advances for construction	1,032,524	634,587
Other	935,942	1,112,881
TOTAL	45,081,418	43,274,601

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2025 and 2024; issued shares in 2025 and 2024 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2025 and 2024; issued 577,511,170 shares in 2025 and 561,950,696 shares in 2024	5,775	5,620
Paid-in capital	8,632,808	7,833,525
Retained earnings	12,752,150	12,014,315
Accumulated other comprehensive income	30,355	42,769
Less - treasury stock, at cost (130,914,266 shares in 2025 and 132,370,280 shares in 2024)	4,759,386	4,812,321
Total shareholders’ equity	16,661,702	15,083,908
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	94,652	101,076
TOTAL	16,756,354	15,184,984

TOTAL LIABILITIES AND EQUITY	$69,848,407	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2025
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands)
Balance at December 31, 2024	$101,076	$5,620	($4,812,321)	$7,833,525	$12,014,315	$42,769	$15,184,984

Consolidated net income (a)	1,662	—	—	—	360,760	—	362,422
Other comprehensive loss	—	—	—	—	—	(3,729)	(3,729)
Common stock issuances related to stock plans	—	—	43,398	(40,777)	—	—	2,621
Common stock dividends declared	—	—	—	—	(258,249)	—	(258,249)
Distributions to noncontrolling interests	(1,069)	—	—	—	—	—	(1,069)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2025	97,089	5,620	(4,768,923)	7,792,748	12,116,826	39,040	15,282,400

Consolidated net income (a)	4,024	—	—	—	467,930	—	471,954
Other comprehensive loss	—	—	—	—	—	(4,602)	(4,602)
Common stock issuances and sales under the at the market equity distribution program	—	155	—	813,716	—	—	813,871
Common stock issuance costs	—	—	—	(9,240)	—	—	(9,240)
Common stock issuances related to stock plans	—	—	2,708	15,489	—	—	18,197
Common stock dividends declared	—	—	—	—	(258,467)	—	(258,467)
Distributions to noncontrolling interests	(593)	—	—	—	—	—	(593)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2025	95,940	5,775	(4,766,215)	8,612,713	12,326,289	34,438	16,308,940

Consolidated net income (a)	4,624	—	—	—	693,800	—	698,424
Other comprehensive loss	—	—	—	—	—	(4,083)	(4,083)
Common stock issuances related to stock plans	—	—	6,829	20,095	—	—	26,924
Common stock dividends declared	—	—	—	—	(267,939)	—	(267,939)
Distributions to noncontrolling interests	(1,332)	—	—	—	—	—	(1,332)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2025	$94,652	$5,775	($4,759,386)	$8,632,808	$12,752,150	$30,355	$16,756,354

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2025, second quarter 2025, and third quarter 2025 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2024
(Unaudited)

		Shareholders’ Equity
	Subsidiaries' Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2023	$120,459	$5,620	($4,953,498)	$7,792,601	$11,940,384	($162,460)	$14,743,106

Consolidated net income (a)	1,255	—	—	—	75,281	—	76,536
Other comprehensive loss	—	—	—	—	—	(3,668)	(3,668)
Common stock issuances related to stock plans	—	—	30,881	(25,842)	—	—	5,039
Common stock dividends declared	—	—	—	—	(240,959)	—	(240,959)
Distributions to noncontrolling interests	(1,108)	—	—	—	—	—	(1,108)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2024	116,026	5,620	(4,922,617)	7,766,759	11,774,706	(166,128)	14,574,366

Consolidated net income (a)	2,810	—	—	—	48,922	—	51,732
Other comprehensive income	—	—	—	—	—	246,489	246,489
Common stock issuances related to stock plans	—	—	38,922	16,352	—	—	55,274
Common stock dividends declared	—	—	—	—	(241,296)	—	(241,296)
Distributions to noncontrolling interests	(330)	—	—	—	—	—	(330)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2024	113,926	5,620	(4,883,695)	7,783,111	11,582,332	80,361	14,681,655

Consolidated net income (a)	814	—	—	—	644,940	—	645,754
Other comprehensive loss	—	—	—	—	—	(4,176)	(4,176)
Common stock issuances related to stock plans	—	—	43,584	22,485	—	—	66,069
Common stock dividends declared	—	—	—	—	(241,720)	—	(241,720)
Distributions to noncontrolling interests	(1,291)	—	—	—	—	—	(1,291)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2024	$108,869	$5,620	($4,840,111)	$7,805,596	$11,985,552	$76,185	$15,141,711

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

As discussed in the Form 10-K, System Energy historically sold all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas - 36%, Entergy Louisiana - 14%, Entergy Mississippi - 33%, and Entergy New Orleans - 17%) as ordered by the FERC under the Unit Power Sales Agreement. In August 2024 the LPSC approved a settlement with Entergy Louisiana to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement was approved by the FERC in November 2024. The terms of the settlement included an agreement that Entergy Louisiana would divest to Entergy Mississippi its 14% share of capacity and energy from Grand Gulf under the Unit Power Sales Agreement and its 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture was being effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a bridge PPA governed by the MSS-4 replacement tariff (bridge PPA). In September 2024, Entergy Mississippi filed a notice of intent with the MPSC that related to and sought approval of the divestiture. The bridge PPA to effectuate this divestiture was approved by the FERC in November 2024. The MPSC approved the bridge PPA, effective as of January 1, 2025. Under the divestiture, Entergy Mississippi also assumed any and all of Entergy Louisiana’s rights and obligations under the Availability Agreement and agreed to hold Entergy Louisiana harmless with respect thereto, as of January 1, 2025.

Effective October 1, 2025, System Energy began selling all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas - 24.2%, Entergy Mississippi - 56.4%, and Entergy New Orleans - 19.4%) as approved by the FERC under an amended Unit Power Sales Agreement. The amended Unit Power Sales Agreement removed Entergy Louisiana from the entitlement to purchase power from Grand Gulf and thus on October 1, 2025, the bridge PPA between Entergy Louisiana and Entergy Mississippi terminated. In addition, effective October 1, 2025, System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans terminated the Availability Agreement, and, immediately thereafter, System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans entered into a new Availability Agreement with allocation percentages conforming to their entitlement percentages under the amended Unit Power Sales Agreement. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the System Energy settlement with the LPSC.

Exclusivity Agreement with Major Vendor

Entergy entered into an exclusivity agreement with a major vendor to manufacture power island equipment (PIE) and combustion turbines (CT) for combustion turbine generator set frames larger than 400 MWs. The agreement guarantees Entergy one manufacturing slot per quarter for the shorter of a five-year period or until Entergy fulfills its minimum commitment. The agreement was amended in third quarter 2025, updating the minimum order of 15 sets of PIE and two CTs to a minimum order of 21 sets of PIE and two CTs during that time period. The commitments are fully transferable to any of the Utility operating companies. Cancellation or failure to purchase the minimum commitment amounts will result in a charge.

If any of the Utility operating companies purchases any CTs within the scope of the agreement from another supplier (except as permitted under the agreement), then the vendor has the right to terminate all or a portion of the agreement. In the event of such termination, the Utility operating company would then be obligated to pay 50% of the CT base price for each PIE or CT not yet ordered. The agreement does not establish final pricing and delivery dates of purchases that will go towards meeting the commitments under the agreement. Such terms shall be agreed to in separate agreements.

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

Entergy Louisiana

As discussed in the Form 10-K, in January 2023 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings. The audit included a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2021 through 2022. In April 2025 the LPSC staff issued its audit report (for Entergy Louisiana’s gas operations), which included several prospective recommendations but no financial disallowances. The LPSC accepted the report in June 2025.

In June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. Discovery is ongoing, and no audit report has been filed.

Entergy Texas

As discussed in the Form 10-K, in September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024. In November 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2025, Texas Industrial Energy Consumers, an intervenor, filed testimony regarding the recovery of capacity costs for a certain purchased power agreement, arguing the capacity costs should be imputed and treated as non-reconcilable fuel expense,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
recovered in Entergy Texas’s base rates. In April 2025 the PUCT staff filed testimony and later in April 2025, Entergy Texas filed rebuttal testimony. In May 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a request for a paper hearing and to cancel the oral hearing on the merits previously scheduled for later in May 2025. In June 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give the parties to the proceeding additional time to finalize a settlement. In August 2025, Entergy Texas filed an unopposed settlement agreement that results in no disallowance and establishes a regulatory asset for the future recovery of imputed capacity costs and associated carrying costs related to a certain purchased power agreement, with recovery effective retroactive to June 1, 2024. In October 2025 the PUCT approved the unopposed settlement agreement.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2025 Formula Rate Plan Filing

In July 2025, Entergy Arkansas filed with the APSC its 2025 formula rate plan filing to set its formula rate for the 2026 calendar year.  The filing contained an evaluation of Entergy Arkansas’s earnings for the 2026 projected year and a netting adjustment for the 2024 historical year.  The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2026 projected year was 8.45% resulting in a revenue deficiency of $68.9 million.  The earned rate of return on common equity for the 2024 historical year was 7.71% resulting in a $48.8 million netting adjustment.  The total proposed revenue change for the 2026 projected year and 2024 historical year netting adjustment is $117.7 million.  By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint.  Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $92.3 million. The APSC general staff filed their errors and objections in October 2025, proposing an adjustment to the coupon rate for the projected long-term debt issuance in 2026 and an update to annual filing year revenues that increases the constraint to $93.9 million. Entergy Arkansas filed its rebuttal in October 2025. A hearing is scheduled for November 2025, and an order is expected in December 2025. Due to no contested issues remaining outstanding among the parties to the proceeding, in October 2025, Entergy Arkansas and the APSC general staff filed a joint motion requesting the APSC cancel the hearing and issue a decision based on the pleadings and testimony in the record.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
recovery rider effective with the first billing cycle of April 2025 and the withdrawal of the Grand Gulf credit rider after all credits had been issued. Credits to retail customers were completed in second quarter 2025, and the Grand Gulf credit rider was subsequently withdrawn.

Generating Arkansas Jobs Act Rider

In March 2025 the State of Arkansas passed the Generating Arkansas Jobs Act of 2025, now Act 373 (Act 373), that authorizes the recovery of financing costs during construction of generation and transmission investments through a rider separate from the formula rate plan. Act 373 also permits cost recovery of those investments, when completed and in service, either through the next general rate case proceeding or under the formula rate plan. Act 373 streamlines and simplifies the regulatory approval process and provides increased timeliness and certainty of cost recovery.

In July 2025, Entergy Arkansas submitted a tariff filing with the APSC requesting approval of a strategic investment recovery rider, consistent with the provisions of Act 373. Entergy Arkansas requested the APSC issue an order approving the rider by October 2025. A paper hearing was held in September and October 2025. In October 2025 the APSC issued an order approving the proposed rider with several revisions, including elimination of an annual true-up adjustment, a change in cost allocation methodology, the removal of excess and deficient accumulated deferred income taxes to a separate rider, and the addition of reporting requirements. As directed by the order, in October 2025, Entergy Arkansas made a compliance filing, which the APSC general staff must review by November 2025.

Special Rate Contract and Arkansas Cypress Solar

In September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude, LLC, a subsidiary of Alphabet, Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. A procedural schedule was established with a hearing to be held in November 2025. In October 2025 the APSC general staff filed testimony finding that based on its evaluation of Entergy Arkansas’s application and the results of the ratepayer impact measure test, the special rate contract meets the requirements of the APSC’s promotional practice rules and is in the public interest. No other parties filed testimony.

Also in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. Entergy Arkansas is seeking public interest and prudence findings from the APSC to construct the Arkansas Cypress Solar facility in furtherance of its long-term special rate contract with Google. A procedural schedule has been established with a hearing to be held in December 2025. In October 2025 the APSC general staff filed responsive testimony opposing the project cost and seeking additional information. Subsequently, the APSC general staff submitted supplemental testimony to update its initial conclusion and recommendations, noting the Cypress Solar facility is a reasonable project and recommending the APSC approve the project under certain conditions. The Arkansas Attorney General also filed testimony supporting the project but seeking additional information. Entergy Arkansas proposes to recover the costs of constructing the Arkansas Cypress Solar facility through the Generating Arkansas Jobs Act rider, which was approved by the APSC in October 2025. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028.

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

In December 2024, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed an interim rate adjustment for the 2023 test year reflecting the return of $25.1 million of refunds from the System Energy settlement with the LPSC to customers from January through August 2025. In February 2025, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting the divestiture of Entergy Louisiana’s share of Grand Gulf capacity and energy, which was effective as of January 1, 2025. The second interim rate adjustment also reflected a revenue increase of $17.8 million for the recovery of Hurricane Francine costs as approved by the LPSC (on an interim basis). The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the Hurricane Francine proceeding in “Storm Cost Recovery Filings with Retail Regulators – Entergy Louisiana – Hurricane Francine” below. See Note 8 to the financial statements in the Form 10-K for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement. See Note 1 to the financial statements herein for additional information regarding the amended Unit Power Sales Agreement.

2024 Formula Rate Plan Filing

In May 2025, Entergy Louisiana filed its formula rate plan evaluation report for its 2024 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the test year 2024, however, any earnings above the allowed return on common equity were to be returned to customers through a credit, pursuant to the terms of the global stipulated settlement agreement. The 2024 test year evaluation produced an earned return on common equity of 9.98%, which was within the approved formula rate plan bandwidth, but above the allowed return on common equity, resulting in customer credits of $31.9 million to be returned to customers during September and October 2025.

Other changes in formula rate plan revenue were driven by higher nuclear depreciation rates, additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism, and the expiration of customer credits related to the LPSC’s order, offset by increased customer credits resulting from an increase in net MISO revenues reflected through the MISO cost recovery mechanism and the reduction in the Louisiana corporate income tax rate effective January 1, 2025, reflected through the tax adjustment mechanism, as discussed below. Excluding the customer credit for earnings above the authorized return on common equity discussed above, the net result of these changes on an annualized basis was a $2 million increase in formula rate plan revenue.

As noted above, the 2024 evaluation report included the effects of the change in Louisiana state tax law that reduced the corporate income tax rate to a flat 5.5% (from the then-current highest marginal rate of 7.5%) effective

Entergy Corporation and Subsidiaries
Notes to Financial Statements
January 1, 2025. As such, the 2024 evaluation report reflected the calculation of current and deferred income tax expenses as well as the revaluation of accumulated deferred income taxes based on the income tax laws currently in effect. The 2024 evaluation report proposed that the rate effects associated with the revaluation of accumulated deferred income taxes, including the collection of any net accumulated deferred income tax deficiency and any related effects on rate base, should be reflected in the tax adjustment mechanism consistent with the treatment of similar Tax Cuts and Jobs Act and prior state tax change-related impacts. The effects of the change in tax law on Entergy Louisiana’s authorized return on rate base were also reflected in the 2024 evaluation report consistent with the treatment cited above, including a credit in the extraordinary cost change mechanism for the prospective change in Entergy Louisiana’s authorized return and a credit within the tax adjustment mechanism for over-collection of income tax expense through August 2025. Subject to LPSC review, the resulting changes from the 2024 formula rate plan evaluation report became effective for bills rendered during the first billing cycle of September 2025, subject to refund. In August 2025 the LPSC staff filed its errors and objections report, as required by the formula rate plan’s process, and found that Entergy Louisiana’s formula rate plan is in compliance with the LPSC’s requirements and the global stipulated settlement agreement. The LPSC staff reserved the right to determine whether Entergy Louisiana appropriately credited certain revenues to customers during the September and October 2025 billing cycles.

Additional Generation and Transmission Resources

As discussed in the Form 10-K, in October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. Two of the new combined cycle combustion turbine generation resources are to be located at Franklin Farms in north Louisiana (Franklin Farms Power Station Units 1 and 2). The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision.

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application (Waterford 5 Power Station) would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer in response to the customer’s request to increase the load associated with its project in north Louisiana. The testimony indicates further that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. In August 2025, Entergy Louisiana, the LPSC staff, and the three separate intervenors jointly moved for consideration of the settlement agreement, and the LPSC issued an order accepting the settlement agreement. Franklin Farms Power Station Units 1 and 2 are expected to be in service in 2028, and Waterford 5 Power Station is expected to be in service in 2029.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and fund the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023. In November 2024, Entergy Louisiana submitted a filing to the LPSC requesting that the LPSC review Entergy Louisiana’s computation of the COVID-19 regulatory asset as well as Entergy Louisiana’s proposal to offset the regulatory asset against the net interest earned on the short-term debt funds, resulting in no increased costs to customers. In granting Entergy Louisiana’s requested relief in June 2023, the LPSC ordered that any amount of earnings exceeding the amount of the COVID-19 regulatory asset be transferred to Entergy Louisiana’s storm reserve escrow account. In May 2025 the LPSC staff filed direct testimony finding that Entergy Louisiana had complied with the relevant orders and recommending approval of the requested treatment. In June 2025, Entergy Louisiana and the LPSC staff filed a joint motion requesting a hearing for the admission of an uncontested stipulated settlement agreement in the matter. A settlement hearing took place in July 2025. The LPSC voted to approve the settlement at its September 2025 meeting and issued an order accepting the settlement in October 2025. Pursuant to the terms of the approved settlement, in third quarter 2025 Entergy Louisiana offset the COVID-19

Entergy Corporation and Subsidiaries
Notes to Financial Statements
regulatory asset with a regulatory liability for the deferred earnings related to certain low interest debt, as described above.

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

Interim Facilities Rate Adjustments to the Formula Rate Plan

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

Filings with the City Council (Entergy New Orleans)

Retail Rates

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% compared to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
authorized return on equity of 9.35%. Without adjustments, this would have resulted in a decrease in electric rates of $13.8 million. The decrease in electric rates was driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commenced the previously authorized recovery of certain regulatory costs and requested a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these proposed adjustments, the filing presented a decrease in authorized electric revenues of $8.6 million. The City Council’s advisors issued their report in July 2025 seeking a reduction in Entergy New Orleans’s requested electric formula rate plan revenues of approximately $7.2 million due to certain proposed cost realignments and disallowances, of which $4.1 million is associated with Entergy New Orleans’s proposed implementation, on a revenue neutral basis, of a proposed reduction in customer late fees. The City Council’s advisors also proposed rate mitigation in the amount of $4.4 million through offsets to the formula rate plan funded by certain regulatory liabilities. In August 2025 the City Council approved an agreement to settle the 2025 formula rate plan filing. Effective with the first billing cycle of September 2025, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate implementation. The electric formula rate plan decrease implemented was $19.2 million.

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

In September 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $94.7 million annually, or $16.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between January 1, 2025 and June 30, 2025. A PUCT decision is expected in fourth quarter 2025.

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

In October 2025, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $30.3 million annually, or $20.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2024 and June 30, 2025 and changes in other transmission charges. Entergy Texas requested that the PUCT issue a decision in first quarter 2026 unless a hearing on the merits is requested.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
for prior periods. In March 2025, System Energy filed a status report with the FERC explaining that the dispute is resolved. In April 2025 the FERC accepted System Energy’s tariff compliance filing.

System Energy Settlement with the LPSC

As discussed in the Form 10-K, in 2024, System Energy reached a settlement with the LPSC to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and associated with System Energy’s past implementation of the Unit Power Sales Agreement. In compliance with the settlement, in May 2025, System Energy, Entergy Louisiana, and Entergy Mississippi submitted the following filings with the FERC: (1) a Federal Power Act Section 203 application seeking approval for the permanent divestiture by Entergy Louisiana to Entergy Mississippi of its rights to capacity and energy from Grand Gulf; and (2) a Federal Power Act Section 205 application seeking approval to modify the entitlement percentages of the remaining purchasers under the Unit Power Sales Agreement in connection with the foregoing divestiture. In July 2025 the FERC issued an order accepting the Federal Power Act Section 205 application to remove Entergy Louisiana as a party to the Unit Power Sales Agreement. As a result of the order, the Unit Power Sales Agreement entitlement percentages of the remaining purchasers were permanently modified to exclude Entergy Louisiana effective October 2025. The FERC also issued an order dismissing the Federal Power Act Section 203 application based on lack of jurisdiction. See Note 1 to the financial statements herein for additional information regarding the amended Unit Power Sales Agreement.

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

In December 2024, and subsequently amended in an errata filed in February 2025, Entergy Louisiana submitted an application to the LPSC seeking a determination that approximately $183.6 million in storm restoration costs associated with Hurricane Francine were reasonable and necessary and, therefore, eligible for recovery from customers, as well as approval to recover approximately $3.6 million in certain carrying costs from customers. In February 2025, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting a revenue increase of $17.8 million from funds approved by the LPSC (on an interim basis) for Hurricane Francine recovery costs. The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the 2023 formula rate plan filing above. Also in February 2025, Entergy Louisiana withdrew $33.5 million from its funded storm reserves. In June 2025 the LPSC staff filed direct testimony. The LPSC staff recommended approval of Entergy Louisiana’s as-requested storm restoration costs with the exception of approximately $10.6 million, comprised primarily of estimates of mutual assistance invoices that had not yet been received at the time of filing and that ultimately exceeded the actual amounts invoiced, as well as certain incentive compensation, and $1.8 million associated with certain carrying costs. In September 2025, Entergy Louisiana reached a settlement with the LPSC staff pursuant to which Entergy Louisiana and the LPSC staff agreed on the amounts recoverable by Entergy Louisiana in connection with Hurricane Francine. Both intervenors in the proceeding stated they did not oppose the settlement. A hearing on the proposed settlement before the ALJ occurred in October 2025, and the proposed settlement is expected to be considered by the LPSC at its November 2025 meeting.

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

The following tables present Entergy’s basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024, included on the consolidated income statements:

	For the Three Months Ended September 30,
	2025		2024
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$698,424		$645,754
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	4,624		814
Net income attributable to Entergy Corporation	$693,800		$644,940
Basic shares and earnings per average common share	446.5	$1.55	428.0	$1.51
Average dilutive effect of:
Stock options	1.1	—	0.5	—
Other equity plans	1.4	—	1.4	—
Equity forwards	4.6	(0.02)	1.5	(0.01)
Diluted shares and earnings per average common share	453.6	$1.53	431.4	$1.50

	For the Nine Months Ended September 30,
	2025		2024
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$1,532,800		$774,022
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	10,310		4,879
Net income attributable to Entergy Corporation	$1,522,490		$769,143
Basic shares and earnings per average common share	438.7	$3.47	427.2	$1.80
Average dilutive effect of:
Stock options	1.0	(0.01)	0.6	—
Other equity plans	1.5	(0.01)	1.1	(0.01)
Equity forwards	6.1	(0.05)	0.6	—
Diluted shares and earnings per average common share	447.3	$3.40	429.5	$1.79

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 366,136 stock options outstanding for the three months ended September 30, 2025 and 1,548,386 stock options outstanding for the three months ended September 30, 2024 because their effect would have been antidilutive. The calculation of diluted earnings per share excluded 325,454 stock options outstanding for the nine months ended September 30, 2025 and 2,477,756 stock options outstanding for the nine months ended September 30, 2024 because their effect would have been antidilutive. Until settlement of the forward sale agreements discussed below in “Equity Distribution Program” and “Equity Forward Sale Agreements,” earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. The calculation of diluted earnings per share excluded 94,446 shares for the three months ended September 30, 2025 and 3,485,736 shares for the three months ended September 30, 2024 under forward sale agreements outstanding because their effect would have been antidilutive. The calculation of diluted earnings per share excluded 901,408 shares for the nine months ended September 30, 2025 and 3,164,908 shares for the nine months ended September 30, 2024 under forward sale agreements outstanding because their effect would have been antidilutive.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.60 for the three months ended September 30, 2025 and $0.57 for the three months ended September 30, 2024. Dividends declared per common share were $1.80 for the nine months ended September 30, 2025 and $1.70 for the nine months ended September 30, 2024.

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

In February 2025, Entergy Corporation increased by an additional $1.5 billion the aggregate gross sales price authorized under its at the market equity distribution program pursuant to the terms of the equity distribution sales agreement for such program. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of September 30, 2025, an aggregate gross sales price of approximately $2.8 billion has been sold under the at the market equity distribution program.

During the nine months ended September 30, 2025 and 2024, there were no shares of common stock directly issued under the at the market equity distribution program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following forward sale agreements were entered into by Entergy Corporation under its at the market equity distribution program during the nine months ended September 30, 2025:

Effective Date	Shares of Common Stock per Forward Sale Agreement	Maturity Date	Forward Sale Price per Share	Gross Sales Price	Forward Sellers Fees
			(Dollars In Thousands, Except Per Share Data)
March 2025	2,713,790	August 2026	$84.77	$232,216	$2,322

During the nine months ended September 30, 2025, Entergy Corporation physically settled its obligations under the following forward sale agreements:

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

In September 2025, Entergy Corporation amended certain terms and conditions of the September 2024 forward sale agreements replacing the original maturity date of October 2025 with October 2026.

In October 2025, Entergy Corporation physically settled its obligations under the August 2024 forward sale agreements by delivering 5,692,604 shares of common stock in exchange for cash proceeds of $332 million. The forward sale price used to determine the cash proceeds received by Entergy Corporation was calculated based on the initial forward sale price of $58.30 per share as adjusted in accordance with the forward sale agreements. Entergy Corporation incurred an aggregate amount of approximately $0.4 million of general issuance costs with the settlement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. If Entergy had elected to net share settle the forward sale agreements as of September 30, 2025, Entergy would have been required to deliver 2.1 million shares.

Treasury Stock

During the nine months ended September 30, 2025, Entergy Corporation reissued 1,456,014 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2025.

Retained Earnings

On October 31, 2025, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.64 per share, payable on December 1, 2025 to holders of record as of November 13, 2025.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, July 1,	$34,438	$80,361

Amounts reclassified from accumulated other comprehensive income (loss)	(4,083)	(4,176)
Net other comprehensive loss for the period	(4,083)	(4,176)

Ending balance, September 30,	$30,355	$76,185

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$42,769	($162,460)

Amounts reclassified from accumulated other comprehensive income (loss)	(12,414)	238,645
Net other comprehensive income (loss) for the period	(12,414)	238,645

Ending balance, September 30,	$30,355	$76,185

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended September 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, July 1,	$50,555	$50,751

Amounts reclassified from accumulated other comprehensive income	(1,818)	(2,024)
Net other comprehensive loss for the period	(1,818)	(2,024)

Ending balance, September 30,	$48,737	$48,727

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the nine months ended September 30, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$53,658	$54,798

Amounts reclassified from accumulated other comprehensive income	(4,921)	(6,071)
Net other comprehensive loss for the period	(4,921)	(6,071)

Ending balance, September 30,	$48,737	$48,727

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$3,463	$3,473	(a)
Amortization of net gain	2,265	2,130	(a)
Settlement loss	(405)	—	(a)
Total amortization and settlement loss	5,323	5,603
Income taxes	(1,240)	(1,427)	Income taxes
Total amortization and settlement loss (net of tax)	$4,083	$4,176

Total reclassifications for the period (net of tax)	$4,083	$4,176

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$10,387	$10,419	(a)
Amortization of net gain	7,367	5,167	(a)
Settlement loss	(405)	(316,974)	(a)
Total amortization and settlement loss	17,349	(301,388)
Income taxes	(4,935)	62,743	Income taxes
Total amortization and settlement loss (net of tax)	$12,414	($238,645)

Total reclassifications for the period (net of tax)	$12,414	($238,645)

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended September 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$1,136	$1,136	(a)
Amortization of net gain	1,406	1,634	(a)
Settlement loss	(106)	—	(a)
Total amortization and settlement loss	2,436	2,770
Income taxes	(618)	(746)	Income taxes
Total amortization and settlement loss (net of tax)	$1,818	$2,024

Total reclassifications for the period (net of tax)	$1,818	$2,024

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the nine months ended September 30, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$3,408	$3,408	(a)
Amortization of net gain	4,844	4,900	(a)
Settlement loss	(106)	—	(a)
Total amortization and settlement loss	8,146	8,308
Income taxes	(3,225)	(2,237)	Income taxes
Total amortization and settlement loss (net of tax)	$4,921	$6,071

Total reclassifications for the period (net of tax)	$4,921	$6,071

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  As there were no borrowings under the facility for the nine months ended September 30, 2025, the estimated interest rate as of September 30, 2025 that would have been applied to outstanding borrowings under the facility was 5.76%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of September 30, 2025:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,000	$—	$3	$2,997

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of September 30, 2025, Entergy Corporation had $1,398 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2025 was 4.64%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2025 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2025	Letters of Credit Outstanding as of September 30, 2025
Entergy Arkansas	April 2026	$25 million (b)	6.11%	$—	$—
Entergy Arkansas	June 2030	$300 million (c)	5.39%	$—	$—
Entergy Louisiana	June 2030	$400 million (c)	5.51%	$—	$—
Entergy Mississippi	June 2030	$300 million (c)	5.39%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	5.89%	$—	$—
Entergy Texas	June 2030	$300 million (c)	5.51%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of September 30, 2025 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2025:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2025 (a)
Entergy Arkansas	$25 million	0.78%	$19.8 million
Entergy Arkansas	$75 million	0.50%	$15.6 million
Entergy Louisiana	$125 million	0.78%	$117.0 million
Entergy Louisiana	$45 million	0.50%	$45.0 million
Entergy Mississippi	$65 million	0.78%	$62.2 million (b)
Entergy Mississippi	$65 million	0.50%	$43.0 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$51.5 million
Entergy Texas	$160 million	1.05%	$—

(a)As of September 30, 2025, letters of credit posted with MISO covered financial transmission rights exposure of $2.1 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, and $1.2 million for Entergy Mississippi. See Note 8 to the financial statements herein for discussion of financial transmission rights.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)As of September 30, 2025, the letters of credit issued for Entergy Mississippi include $60.9 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have FERC-authorized short-term borrowing limits effective through January 2027. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2025 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$142
System Energy	$200	$—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of September 30, 2025:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2025
		(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	5.43%	$24.1
Entergy Louisiana River Bend VIE	June 2027	$105	5.43%	$61.4
Entergy Louisiana Waterford VIE	June 2027	$105	5.43%	$58.4
System Energy VIE	June 2027	$120	5.43%	$39.6

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of September 30, 2025 as follows:

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

As of September 30, 2025, Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained financing authorization from the FERC that extends through January 2027 for issuances by its nuclear fuel company VIEs.

Debt Issuances and Retirements

(Entergy Corporation)

In September 2025, Entergy Corporation redeemed, at maturity, $800 million of 0.90% Senior notes.

(Entergy Arkansas)

In May 2025, Entergy Arkansas issued $300 million of 5.45% Series mortgage bonds due June 2034. Entergy Arkansas expects to use the proceeds, together with other funds, to finance the construction of Ironwood Power Station (formerly Lake Catherine Unit 5), and for general corporate purposes.

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

(Entergy Mississippi)

In March 2025, Entergy Mississippi issued $600 million of 5.80% Series mortgage bonds due April 2055. Entergy Mississippi is using the proceeds, together with other funds, to finance a portion of the construction of the Delta Blues Advanced Power Station, the Delta Solar facility, and the Penton Solar facility, and for general corporate purposes.

(Entergy New Orleans)

In February 2025, Entergy New Orleans entered into a term loan credit agreement providing a $80 million unsecured term loan due March 2026. The term loan bore interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable adjustment. Entergy New Orleans received the funds in March 2025 and used the proceeds to repay, at maturity, its $78 million of 3.00% Series mortgage bonds due March 2025, and for general corporate purposes. The term loan was subsequently repaid, prior to its maturity, in July 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of September 30, 2025 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$29,033,259	$27,046,970
Entergy Arkansas	$5,431,589	$4,964,743
Entergy Louisiana	$10,390,778	$9,582,488
Entergy Mississippi	$3,020,984	$2,782,423
Entergy New Orleans	$657,870	$623,753
Entergy Texas	$4,039,013	$3,791,754
System Energy	$1,090,762	$1,106,257

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of December 31, 2024 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$27,991,595	$25,181,802
Entergy Arkansas	$5,122,494	$4,546,643
Entergy Louisiana	$9,866,453	$8,751,266
Entergy Mississippi	$2,427,073	$2,116,246
Entergy New Orleans	$735,467	$697,466
Entergy Texas	$3,552,443	$3,176,230
System Energy	$1,089,736	$1,063,946

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

Stock Options

In February 2025 the Board approved and Entergy granted long-term incentive awards in the form of options on 366,136 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $17.43 per option.  As of September 30, 2025, there were options on 2,946,252 shares of common stock outstanding with a weighted-average exercise price of $56.51.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2025.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2025 was $101.3 million.

The following table includes financial information for stock options for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.0	$0.8	$3.1	$3.0
Tax benefit recognized in Entergy’s consolidated net income	$0.2	$0.2	$0.7	$0.8
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.4	$1.5	$1.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$9.7	$9.6	$29.1	$29.3
Tax benefit recognized in Entergy’s consolidated net income	$2.4	$2.4	$7.2	$7.4
Compensation cost capitalized as part of fixed assets and materials and supplies	$5.0	$4.6	$14.5	$13.7

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the third quarters of 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$23,454	$23,358
Interest cost on projected benefit obligation	58,145	56,631
Expected return on assets	(75,383)	(76,557)
Recognized net loss	13,086	14,322
Settlement charges	23,874	—
Asset transfer gain (a)	(5,780)	—
Net pension cost	$37,396	$17,754

Entergy’s qualified pension costs, including amounts capitalized, for the nine months ended September 30, 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$70,688	$70,104
Interest cost on projected benefit obligation	177,505	193,218
Expected return on assets	(225,943)	(262,043)
Recognized net loss	39,704	44,296
Settlement charges	23,874	325,253
Asset transfer gain (a)	(5,780)	—
Net pension cost	$80,048	$370,828

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the third quarters of 2025 and 2024, included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,385	$5,403	$1,296	$410	$1,008	$1,352
Interest cost on projected benefit obligation	13,580	14,347	3,661	1,613	2,917	3,497
Expected return on assets	(17,791)	(18,981)	(5,039)	(1,946)	(3,890)	(4,605)
Recognized net loss	4,171	2,367	750	703	454	954
Settlement charges	1,454	5,982	146	6,195	617	512
Asset transfer gain (a)	—	(2,472)	—	(1,934)	—	—
Net pension cost	$5,799	$6,646	$814	$5,041	$1,106	$1,710

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,101	$5,550	$1,284	$441	$963	$1,380
Interest cost on projected benefit obligation	13,218	13,962	3,522	1,569	2,832	3,375
Expected return on assets	(18,156)	(19,446)	(5,112)	(2,202)	(4,077)	(4,602)
Recognized net loss	5,745	2,601	1,140	471	393	1,155
Net pension cost	$4,908	$2,667	$834	$279	$111	$1,308

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their current and former employees for the nine months ended September 30, 2025 and 2024, included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,239	$16,311	$3,904	$1,232	$3,056	$4,096
Interest cost on projected benefit obligation	41,208	43,755	11,059	4,907	8,863	10,667
Expected return on assets	(53,143)	(56,775)	(14,937)	(6,294)	(11,668)	(13,755)
Recognized net loss	13,753	6,903	2,394	1,533	1,362	3,182
Settlement charges	1,454	5,982	146	6,195	617	512
Asset transfer gain (a)	—	(2,472)	—	(1,934)	—	—
Net pension cost	$16,511	$13,704	$2,566	$5,639	$2,230	$4,702

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$12,300	$16,652	$3,852	$1,321	$2,886	$4,147
Interest cost on projected benefit obligation	39,652	41,884	10,564	4,707	8,494	10,152
Expected return on assets	(54,466)	(58,340)	(15,338)	(6,609)	(12,231)	(13,883)
Recognized net loss	17,237	7,805	3,420	1,411	1,179	3,482
Settlement charges	—	—	—	—	—	611
Net pension cost	$14,723	$8,001	$2,498	$830	$328	$4,509

(a)     See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Non-Qualified Net Pension Cost

Entergy recognized $6.1 million and $2.7 million in pension cost for its non-qualified pension plans for the third quarters of 2025 and 2024, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarter of 2025 were settlement charges of $3.6 million related to the payment of lump sum benefits out of the plan. In the third quarter of 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan. Entergy recognized $11.1 million and $8.2 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2025 and 2024, respectively. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2025 were settlement charges of $3.6 million related to the payment of lump sum benefits out of the plan. For the nine months ended September 30, 2024, there were no settlement charges related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for third quarters of 2025 and 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$46	$35	$301	$34	$39
2024	$68	$51	$83	$31	$62

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the nine months ended September 30, 2025 and 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$140	$107	$481	$104	$117
2024	$204	$153	$249	$93	$186

For the third quarter of 2025, there were settlement charges of $215 thousand for Entergy Mississippi included in the non-qualified pension costs above related to the payment of lump sum benefits out of the plan. For the third quarter of 2024, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sums benefits out of the plan. For the nine months ended September 30, 2025, there were settlement charges of $215 thousand for Entergy Mississippi included in the non-qualified pension costs above related to the payment

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of lump sum benefits out of the plan. For the nine months ended September 30, 2024, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s other postretirement benefits cost (income), including amounts capitalized, for the third quarters of 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$2,702	$3,126
Interest cost on accumulated postretirement benefit obligation (APBO)	9,447	9,852
Expected return on assets	(9,830)	(10,569)
Amortization of prior service credit	(5,661)	(5,720)
Recognized net gain	(3,679)	(2,761)
Settlement credit	(2,957)	—
Curtailment credit	(2,202)	—
Asset transfer loss (a)	13,725	—
Net other postretirement benefits cost (income)	$1,545	($6,072)

Entergy’s other postretirement benefits income, including amounts capitalized, for the nine months ended September 30, 2025 and 2024, included the following components:

	2025	2024
	(In Thousands)
Service cost - benefits earned during the period	$8,216	$9,378
Interest cost on APBO	28,827	29,556
Expected return on assets	(30,248)	(31,707)
Amortization of prior service credit	(17,101)	(17,160)
Recognized net gain	(11,419)	(8,283)
Settlement credit	(2,957)	—
Curtailment credit	(2,202)	—
Asset transfer loss (a)	13,725	—
Net other postretirement benefits income	($13,159)	($18,216)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the third quarters of 2025 and 2024 included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$571	$632	$162	$32	$158	$175
Interest cost on APBO	1,775	1,932	489	203	581	394
Expected return on assets	(4,225)	—	(1,327)	(1,065)	(2,451)	(703)
Amortization of prior service cost (credit)	524	(1,136)	(239)	(170)	(1,093)	(73)
Recognized net (gain) loss	(353)	(1,500)	(58)	(83)	154	(7)
Settlement credit	—	(1,014)	—	(1,345)	—	—
Curtailment credit	—	(1,094)	—	(268)	—	—
Asset transfer (gain) loss (a)	—	(2,541)	—	18,793	—	—
Net other postretirement benefits cost (income)	($1,708)	($4,721)	($973)	$16,097	($2,651)	($214)

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$642	$700	$184	$51	$168	$175
Interest cost on APBO	1,833	1,999	486	253	603	398
Expected return on assets	(4,384)	—	(1,372)	(1,479)	(2,539)	(728)
Amortization of prior service cost (credit)	524	(1,136)	(239)	(229)	(1,093)	(73)
Recognized net (gain) loss	—	(1,738)	15	19	148	—
Net other postretirement benefits income	($1,385)	($175)	($926)	($1,385)	($2,713)	($228)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the nine months ended September 30, 2025 and 2024 included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,715	$1,974	$486	$136	$476	$523
Interest cost on APBO	5,325	5,956	1,467	701	1,745	1,182
Expected return on assets	(12,675)	—	(3,983)	(3,955)	(7,355)	(2,107)
Amortization of prior service cost (credit)	1,572	(3,408)	(717)	(628)	(3,279)	(219)
Recognized net (gain) loss	(1,059)	(5,122)	(172)	(137)	460	(21)
Settlement credit	—	(1,014)	—	(1,345)	—	—
Curtailment credit	—	(1,094)	—	(268)	—	—
Asset transfer (gain) loss (a)	—	(2,541)	—	18,793	—	—
Net other postretirement benefits cost (income)	($5,122)	($5,249)	($2,919)	$13,297	($7,953)	($642)

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,926	$2,100	$552	$153	$504	$525
Interest cost on APBO	5,499	5,997	1,458	759	1,809	1,194
Expected return on assets	(13,152)	—	(4,116)	(4,437)	(7,617)	(2,184)
Amortization of prior service cost (credit)	1,572	(3,408)	(717)	(687)	(3,279)	(219)
Recognized net (gain) loss	—	(5,214)	45	57	444	—
Net other postretirement benefits income	($4,155)	($525)	($2,778)	($4,155)	($8,139)	($684)

(a)     See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2025 and 2024:

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,494	($31)	$3,463
Amortization of net gain (loss)	(418)	2,786	(103)	2,265
Settlement loss	(167)	—	(238)	(405)
	($585)	$6,280	($372)	$5,323
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(94)	1,500	—	1,406
Settlement loss	(106)	—	—	(106)
	($200)	$2,636	$—	$2,436

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,513	($40)	$3,473
Amortization of net gain (loss)	(405)	2,615	(80)	2,130
	($405)	$6,128	($120)	$5,603
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(104)	1,738	—	1,634
	($104)	$2,874	$—	$2,770

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2025 and 2024:

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$10,480	($93)	$10,387
Amortization of net gain (loss)	(1,240)	8,926	(319)	7,367
Settlement loss	(167)	—	(238)	(405)
	($1,407)	$19,406	($650)	$17,349
Entergy Louisiana
Amortization of prior service credit	$—	$3,408	$—	$3,408
Amortization of net gain (loss)	(276)	5,122	(2)	4,844
Settlement loss	(106)	—	—	(106)
	($382)	$8,530	($2)	$8,146

2024	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$10,539	($120)	$10,419
Amortization of net gain (loss)	(2,438)	7,845	(240)	5,167
Settlement loss	(316,974)	—	—	(316,974)
	($319,412)	$18,384	($360)	($301,388)
Entergy Louisiana
Amortization of prior service credit	$—	$3,408	$—	$3,408
Amortization of net gain (loss)	(312)	5,214	(2)	4,900
	($312)	$8,622	($2)	$8,308

Accounting for Pension and Other Postretirement Benefits

In accordance with accounting standards, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income.

Qualified Pension Settlement Costs

The Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees were remeasured with the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025, resulting in settlement charges of $12.1 million as a result of ongoing payments of lump sum benefits from the plans and settlement charges of $11.8 million as a result of the sale. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy each participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees and

Entergy Corporation and Subsidiaries
Notes to Financial Statements
incurred settlement costs. See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

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

Employer Contributions

Based on current assumptions, Entergy expects to contribute $240 million to its qualified pension plans in 2025.  As of September 30, 2025, Entergy had contributed $147.6 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2025 pension contributions	$35,544	$41,253	$8,064	$5,016	$7,725	$15,668
Pension contributions made through September 2025	$23,160	$25,383	$5,322	$3,080	$4,735	$9,498
Remaining estimated pension contributions to be made in 2025	$12,384	$15,870	$2,742	$1,936	$2,990	$6,170
NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy has a single reportable segment, Utility, which includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and included operation of a small natural gas distribution business in portions of Louisiana through June 30, 2025. See Note 13 to the financial statements herein for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.  Parent & Other includes the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes operating revenues and significant expense categories regularly provided to the chief operating decision maker for the Utility segment, a reconciliation of Utility operating revenues to Entergy’s consolidated operating revenues, and a reconciliation of Utility net income to consolidated net income and net income attributable to Entergy Corporation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
Utility operating revenues	$3,797,332	$3,370,138	$9,942,652	$9,083,715

Reconciliation of revenues:
Other revenues (a)	14,709	18,985	45,157	53,687
Elimination of intersegment revenues	(22)	(23)	(67)	(54)
Consolidated operating revenues	3,812,019	3,389,100	9,987,742	9,137,348

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	817,038	637,074	1,787,794	1,755,701
Purchased power	265,629	205,144	980,555	617,348
Other operation and maintenance expenses	763,966	714,162	2,139,736	2,080,867
Other regulatory charges (credits) - net	(23,815)	(102,911)	(96,615)	132,043
Other Utility items (b)	1,159,927	1,129,807	3,223,380	3,071,595
Utility net income	814,587	786,862	1,907,802	1,426,161

Reconciliation of net income:
Non-cash pension settlement charge (c)	—	—	—	(316,738)
Income taxes on reconciling item noted above	—	—	—	66,515
Other loss	(42,982)	(63,526)	(152,032)	(165,888)
Elimination of intersegment loss	(73,181)	(77,582)	(222,970)	(236,028)
Consolidated net income	698,424	645,754	1,532,800	774,022
Preferred dividend requirements of subsidiaries and noncontrolling interests (d)	4,624	814	10,310	4,879
Net income attributable to Entergy Corporation	$693,800	$644,940	$1,522,490	$769,143

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the three months ended September 30, 2025 and 2024:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2025
Asset write-offs, impairments, and related charges (credits)	$12,795	$—	$—	$12,795
Depreciation, amortization, and decommissioning	$580,980	$1,718	$—	$582,698
Interest and investment income	$177,587	$1,878	($73,375)	$106,090
Interest expense	$268,090	$56,983	($195)	$324,878
Income taxes	$223,065	($17,758)	$—	$205,307
2024
Depreciation, amortization, and decommissioning	$552,161	$1,640	$—	$553,801
Interest and investment income	$137,518	$4,274	($77,476)	$64,316
Interest expense	$228,493	$66,545	$105	$295,143
Income taxes	$237,225	($21,750)	$—	$215,475

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the nine months ended September 30, 2025 and 2024:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2025
Asset write-offs, impairments, and related charges (credits)	$12,795	$—	$—	$12,795
Depreciation, amortization, and decommissioning	$1,725,553	$5,169	$—	$1,730,722
Interest and investment income	$445,010	$5,712	($223,807)	$226,915
Interest expense	$796,254	$181,327	($838)	$976,743
Income taxes	$490,174	($46,427)	$—	$443,747
Total assets as of September 30, 2025	$73,992,202	$745,682	($4,889,477)	$69,848,407
Total expenditures for additions to long-lived assets	$5,725,533	$1,247	$—	$5,726,780
2024
Asset write-offs, impairments, and related charges (credits)	$131,775	$—	$—	$131,775
Depreciation, amortization, and decommissioning	$1,661,613	$4,786	$—	$1,666,399
Interest and investment income	$504,018	$19,628	($238,046)	$285,600
Interest expense	$666,151	$187,786	($2,017)	$851,920
Income taxes	$384,790	($114,687)	$—	$270,103
Total assets as of December 31, 2024	$68,951,564	$721,459	($4,882,991)	$64,790,032
Total expenditures for additions to long-lived assets	$4,015,162	$958	$—	$4,016,120

Eliminations are primarily intersegment activity. All of Entergy’s goodwill is related to the Utility segment.

Registrant Subsidiaries

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one operating and reportable segment, an integrated utility business which includes the generation, transmission, and distribution of electric power; and included operation of a small natural gas distribution business at each of Entergy Louisiana and Entergy New Orleans through June 30, 2025. See Note 13 to the financial statements herein for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. System Energy has one operating and reportable segment, which is an electricity generation business. Each of the Registrant Subsidiaries’ operations are managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results. All segment financial information for the Registrant Subsidiaries is as reported on the respective financial statements for each of the Registrant Subsidiaries.

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

Entergy manages fuel price volatility for Entergy Louisiana and Entergy Mississippi through the purchase of natural gas swaps that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi. The maximum length of time over which Entergy has executed natural gas swaps as of September 30, 2025 is 6 months for Entergy Mississippi. The total volume of natural gas swaps outstanding as of September 30, 2025 is 10,249,700 MMBtu for Entergy and Entergy Mississippi. As of September 30, 2025, Entergy Louisiana had no outstanding natural gas swaps. Credit support for these natural gas swaps is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral. Prior to the sale of the Entergy New Orleans natural gas distribution business, Entergy also managed fuel price volatility related to projected winter purchases for gas distribution at Entergy New Orleans through the purchase of natural gas swaps. See Note 13 to the financial statements herein for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025.

During the second quarter 2025, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2025 through May 31, 2026. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2025 is 72,481 GWh for Entergy, including 15,442 GWh for Entergy Arkansas, 38,388 GWh for Entergy Louisiana, 8,133 GWh for Entergy Mississippi, 2,634 GWh for Entergy New Orleans, and 7,884 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating

Entergy Corporation and Subsidiaries
Notes to Financial Statements
company as required by MISO. Credit support for financial transmission rights held by Entergy’s non-utility operations business is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of September 30, 2025 and December 31, 2024. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi as of September 30, 2025 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2024.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$31	($1)	$30

Liabilities:
Natural gas swaps	Other current liabilities	$5	$—	$5

2024
Assets:
Natural gas swaps	Prepayments and other	$2	$—	$2

Financial transmission rights	Prepayments and other	$21	($1)	$20

Liabilities:
Financial transmission rights	Other current liabilities	($—)	$1	$1

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $4 million as of September 30, 2025 and $2 million as of December 31, 2024

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
Financial transmission rights	Purchased power expense	(b)	$36

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$33

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	Purchased power expense	(b)	$150

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	Purchased power expense	(b)	$133

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of September 30, 2025 and December 31, 2024 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$8.0	$—	$8.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$18.6	($0.2)	$18.4	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.4	$—	$0.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.2	$—	$2.2	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.0	($0.6)	$1.4	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$4.9	$—	$4.9	Entergy Mississippi

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2024
Assets:
Natural gas swaps	Prepayments and other	$1.6	$—	$1.6	Entergy Mississippi

Financial transmission rights	Prepayments and other	$8.6	($0.1)	$8.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.7	($0.1)	$8.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.0	($0.1)	$1.9	Entergy Texas

Liabilities:
Financial transmission rights	Other current liabilities	($0.4)	$0.9	$0.5	Entergy Mississippi

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $2.1 million for Entergy Arkansas, $0.5 million for Entergy Louisiana, and $1.2 million for Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Mississippi as of September 30, 2025 and in the amount of $0.5 million for Entergy Arkansas, $0.1 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.3 million for Entergy Texas as of December 31, 2024

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended September 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.2)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$9.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$16.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.9	(b)	Entergy Texas

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$12.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$14.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.4	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the nine months ended September 30, 2025 and 2024 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.4)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$37.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$80.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$9.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$12.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$9.8	(b)	Entergy Texas

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.5	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$51.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$55.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$5.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$15.5	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.  The

Entergy Corporation and Subsidiaries
Notes to Financial Statements
assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,434	$—	$—	$1,434
Decommissioning trust funds (a):
Equity securities	54	—	—	54
Debt securities	899	1,256	—	2,155
Common trusts (b)				3,984
Securitization recovery trust account	9	—	—	9
Storm reserve escrow accounts	307	—	—	307
Financial transmission rights	—	—	30	30
	$2,703	$1,256	$30	$7,973

Liabilities:
Natural gas swaps	$—	$—	$5	$5

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$811	$—	$—	$811
Decommissioning trust funds (a):
Equity securities	30	—	—	30
Debt securities	848	1,199	—	2,047
Common trusts (b)				3,486
Securitization recovery trust account	4	—	—	4
Storm reserve escrow accounts	340	—	—	340
Natural gas swaps	2	—	—	2
Financial transmission rights	—	—	20	20
	$2,035	$1,199	$20	$6,740

Liabilities:
Financial transmission rights	$—	$—	$1	$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2025 and 2024:

	2025	2024
	(In Millions)
Balance as of July 1,	$48	$48
Gains included as a regulatory liability/asset	18	15
Settlements	(36)	(33)
Balance as of September 30,	$30	$30

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2025 and 2024:

	2025	2024
	(In Millions)
Balance as of January 1,	$20	$20
Issuances of financial transmission rights	49	53
Gains included as a regulatory liability/asset	111	90
Settlements	(150)	(133)
Balance as of September 30,	$30	$30

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$465.1	$—	$—	$465.1
Decommissioning trust funds (a):
Equity securities	19.5	—	—	19.5
Debt securities	274.9	334.4	—	609.3
Common trusts (b)				1,158.9
Financial transmission rights	—	—	8.0	8.0
	$759.5	$334.4	$8.0	$2,260.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	259.9	319.1	—	579.0
Common trusts (b)				1,012.5
Financial transmission rights	—	—	8.5	8.5
	$276.2	$319.1	$8.5	$1,616.3

Entergy Louisiana

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$374.6	$—	$—	$374.6
Decommissioning trust funds (a):
Equity securities	29.4	—	—	29.4
Debt securities	339.6	611.8	—	951.4
Common trusts (b)				1,720.5
Storm reserve escrow account	230.8	—	—	230.8
Financial transmission rights	—	—	18.4	18.4
	$974.4	$611.8	$18.4	$3,325.1

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$326.8	$—	$—	$326.8
Decommissioning trust funds (a):
Equity securities	14.5	—	—	14.5
Debt securities	326.0	582.1	—	908.1
Common trusts (b)				1,506.5
Storm reserve escrow account	256.7	—	—	256.7
Financial transmission rights	—	—	8.6	8.6
	$924.0	$582.1	$8.6	$3,021.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Mississippi

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$328.0	$—	$—	$328.0
Financial transmission rights	—	—	0.4	0.4
	$328.0	$—	$0.4	$328.4

Liabilities:
Natural gas swaps	$—	$—	$4.9	$4.9

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$155.5	$—	$—	$155.5
Natural gas swaps	1.6	—	—	1.6
	$157.1	$—	$—	$157.1

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

Entergy New Orleans

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$68.5	$—	$—	$68.5
Storm reserve escrow account	75.9	—	—	75.9
Financial transmission rights	—	—	2.2	2.2
	$144.4	$—	$2.2	$146.6

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.4	$—	$—	$31.4
Securitization recovery trust account	1.6	—	—	1.6
Storm reserve escrow account	83.7	—	—	83.7
Financial transmission rights	—	—	1.3	1.3
	$116.7	$—	$1.3	$118.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$9.0	$—	$—	$9.0
Financial transmission rights	—	—	1.4	1.4
	$9.0	$—	$1.4	$10.4

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$184.7	$—	$—	$184.7
Securitization recovery trust account	2.7	—	—	2.7
Financial transmission rights	—	—	1.9	1.9
	$187.4	$—	$1.9	$189.3

System Energy

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$127.3	$—	$—	$127.3
Decommissioning trust funds (a):
Equity securities	4.8	—	—	4.8
Debt securities	284.9	309.7	—	594.6
Common trusts (b)				1,104.8
	$417.0	$309.7	$—	$1,831.5

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.5	$—	$—	$28.5
Decommissioning trust funds (a):
Equity securities	2.4	—	—	2.4
Debt securities	262.4	297.4	—	559.8
Common trusts (b)				966.9
	$293.3	$297.4	$—	$1,557.6

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1, 2025	$11.1	$28.3	$1.4	$3.0	$3.9
Gains included as a regulatory liability/asset	6.6	6.1	3.2	0.9	1.4
Settlements	(9.7)	(16.0)	(4.2)	(1.7)	(3.9)
Balance as of September 30, 2025	$8.0	$18.4	$0.4	$2.2	$1.4

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1, 2024	$16.1	$19.8	$3.6	$2.6	$6.6
Gains (losses) included as a regulatory liability/asset	9.4	5.9	(1.9)	0.6	0.8
Settlements	(12.5)	(14.1)	(2.0)	(1.2)	(3.4)
Balance as of September 30, 2024	$13.0	$11.6	($0.3)	$2.0	$4.0

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2025	$8.6	$8.6	($0.5)	$1.3	$1.9
Issuances of financial transmission rights	11.8	28.7	1.5	2.9	4.0
Gains included as a regulatory liability/asset	25.5	61.1	8.7	10.8	5.3
Settlements	(37.9)	(80.0)	(9.3)	(12.8)	(9.8)
Balance as of September 30, 2025	$8.0	$18.4	$0.4	$2.2	$1.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2024.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2024	$6.0	$9.8	$1.3	$1.1	$2.4
Issuances of financial transmission rights	17.6	21.6	3.9	2.8	7.2
Gains (losses) included as a regulatory liability/asset	40.8	35.5	(0.4)	3.7	9.9
Settlements	(51.4)	(55.3)	(5.1)	(5.6)	(15.5)
Balance as of September 30, 2024	$13.0	$11.6	($0.3)	$2.0	$4.0

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

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2025 on equity securities still held as of September 30, 2025 were $277 million and $435 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale debt securities held as of September 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$2,155	$2,047
Unrealized gains	$28	$7
Unrealized losses	$46	$80

As of September 30, 2025 and December 31, 2024, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,173 million as of September 30, 2025 and $2,121 million as of December 31, 2024.  As of September 30, 2025, available-for-sale debt securities had an

Entergy Corporation and Subsidiaries
Notes to Financial Statements
average coupon rate of approximately 4.16%, an average duration of approximately 6.36 years, and an average maturity of approximately 10.65 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$273	$4	$1,102	$24
More than 12 months	553	42	510	56
Total	$826	$46	$1,612	$80

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$33	$36
1 year - 5 years	639	574
5 years - 10 years	659	629
10 years - 15 years	142	166
15 years - 20 years	210	218
20 years+	472	424
Total	$2,155	$2,047

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$223	$173	$712	$504
Realized gains	$2	$3	$4	$3
Realized losses	$3	$5	$11	$26

During the three and nine months ended September 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of September 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$609.3	$579.0
Unrealized gains	$7.6	$1.2
Unrealized losses	$14.1	$25.8

The amortized cost of available-for-sale debt securities was $615.8 million as of September 30, 2025 and $603.5 million as of December 31, 2024.  As of September 30, 2025, the available-for-sale debt securities had an average coupon rate of approximately 3.85%, an average duration of approximately 6.39 years, and an average maturity of approximately 8.70 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2025 on equity securities still held as of September 30, 2025 were $79.9 million and $123.6 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$49.6	$0.6	$282.8	$8.2
More than 12 months	224.7	13.5	195.0	17.6
Total	$274.3	$14.1	$477.8	$25.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$24.1	$31.7
1 year - 5 years	150.6	142.5
5 years - 10 years	263.4	231.0
10 years - 15 years	45.5	62.2
15 years - 20 years	52.8	62.8
20 years+	72.9	48.8
Total	$609.3	$579.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$15.0	$4.2	$15.0	$22.1
Realized gains	$0.1	$—	$0.1	$0.1
Realized losses	$0.1	$0.3	$0.1	$1.2

During three and nine months ended September 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of September 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$951.4	$908.1
Unrealized gains	$12.6	$3.6
Unrealized losses	$16.0	$26.9

The amortized cost of available-for-sale debt securities was $954.8 million as of September 30, 2025 and $931.5 million as of December 31, 2024.  As of September 30, 2025, the available-for-sale debt securities had an average coupon rate of approximately 4.40%, an average duration of approximately 6.33 years, and an average maturity of approximately 12.30 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2025 on equity securities still held as of September 30, 2025 were $120.7 million and $192.9 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$154.5	$3.2	$543.8	$8.8
More than 12 months	177.5	12.8	178.4	18.1
Total	$332.0	$16.0	$722.2	$26.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$2.6	$4.4
1 year - 5 years	230.3	188.2
5 years - 10 years	235.9	259.4
10 years - 15 years	75.8	80.9
15 years - 20 years	111.2	106.1
20 years+	295.6	269.1
Total	$951.4	$908.1

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$120.8	$51.9	$302.3	$162.8
Realized gains	$1.0	$0.5	$1.2	$0.7
Realized losses	$1.9	$1.5	$5.9	$9.2

During the three and nine months ended September 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of September 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$594.6	$559.8
Unrealized gains	$8.1	$1.9
Unrealized losses	$16.2	$27.6

The amortized cost of available-for-sale debt securities was $602.8 million as of September 30, 2025 and $585.5 million as of December 31, 2024.  As of September 30, 2025, the available-for-sale debt securities had an average coupon rate of approximately 4.11%, an average duration of approximately 6.38 years, and an average maturity of approximately 10.01 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2025 on equity securities still held as of September 30, 2025 were $76.4 million and $118.8 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2025 and December 31, 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$68.7	$0.6	$275.6	$6.8
More than 12 months	150.9	15.6	136.8	20.8
Total	$219.6	$16.2	$412.4	$27.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2025 and December 31, 2024 were as follows:

	2025	2024
	(In Millions)
Less than 1 year	$6.0	$0.2
1 year - 5 years	258.2	243.7
5 years - 10 years	159.2	138.9
10 years - 15 years	20.3	22.7
15 years - 20 years	46.1	49.4
20 years+	104.8	104.9
Total	$594.6	$559.8

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Millions)
Proceeds from disposition of securities	$87.3	$117.3	$394.9	$318.8
Realized gains	$1.2	$2.2	$2.6	$2.4
Realized losses	$0.6	$3.3	$4.6	$15.2

During the three and nine months ended September 30, 2025 and 2024, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

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

Other Tax Matters

Inflation Reduction Act of 2022

As discussed in the Note 3 to the financial statements in the Form 10-K, the Inflation Reduction Act, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power facilities. Entergy Arkansas, Entergy Louisiana, and System Energy have the potential to generate zero-emission nuclear power production tax credits for electricity generated by their respective nuclear power facilities. Due to the uncertainty of the value, if any, of production tax credits Entergy Arkansas, Entergy Louisiana, or System Energy may receive, such credits for the nuclear power produced in 2024 were not recognized as of December 31, 2024.

In second quarter 2025, Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy determined, based on current analysis and evolving regulatory developments, that it was appropriate to record zero-emission nuclear production tax credits under Internal Revenue Code section 45U for electricity generated in 2024 by their respective nuclear power facilities. Such credits have been claimed on the Entergy 2024 federal income tax return. Because the U.S. Treasury and the IRS have not issued final guidance regarding the application of Internal Revenue Code section 45U, including the definition of “gross receipts,” Entergy treated the full amount of the Internal Revenue Code section 45U credits as an uncertain tax position in accordance with the income tax accounting standards.

The value of the nuclear production tax credits was calculated based on the amount of electricity generated and sold by each nuclear generating unit owned by Entergy Arkansas, Entergy Louisiana, and System Energy during 2024, multiplied by the applicable credit rate (i.e. dollars per kWh). The applicable credit rate included the incremental amount of credit for meeting the “prevailing wages” criteria under the Inflation Reduction Act. Entergy also applied the statutorily required reduction amount in arriving at the value of the nuclear production tax credits. This reduction amount was driven by the “gross receipts” received by each unit for its 2024 energy production. Entergy Arkansas, Entergy Louisiana, and System Energy recognized nuclear production tax credits of $221.4 million, $208.9 million, and $140.9 million, respectively, resulting in Entergy consolidated nuclear production tax credits of $571.2 million recognized in second quarter 2025. To the extent future guidance allows Entergy to realize the value of the credits under the provisions of income tax accounting standards, the monetized value of the production tax credits, net of applicable expenses, is expected to be shared with customers.

In September 2025, Entergy Arkansas, Entergy Louisiana, and System Energy transferred nuclear production tax credits to third parties and received cash of $155.1 million, $146.4 million, and $98.7 million, respectively, resulting in total Entergy cash receipts of $400.2 million. The proceeds from the transfers reflected a market-based discount. In addition, Entergy Arkansas sold its solar production tax credits to a third party and received cash receipts of approximately $5.1 million. Entergy Arkansas, Entergy Louisiana, System Energy, and the relevant affiliates, as necessary, have submitted filings or are preparing to file with the FERC and their respective retail regulators to determine a fair and reasonable approach, including risk-sharing and timing, to incorporate the net cash proceeds received for nuclear production tax credits into future customer rates, particularly in light of the related provision for the uncertain tax position. In August 2025 the LPSC issued an order approving an agreement between Entergy Louisiana and the LPSC staff regarding the monetization of 2024 nuclear production tax credits. The order allows Entergy Louisiana to retain the net proceeds of the nuclear production tax credits while the associated tax position remains uncertain. While it retains the net proceeds, Entergy Louisiana will accrue

Entergy Corporation and Subsidiaries
Notes to Financial Statements
a liability to its customers at its weighted average cost of capital. It further provides that customers will be responsible for the associated costs should the IRS reduce some or all of the value of the nuclear production tax credits transferred to third parties. Once the IRS makes a final determination affirming the value of the nuclear production tax credits or the audit period expires without the IRS making a final determination disallowing some or all of the value of the nuclear production tax credits, Entergy Louisiana will commence flowing to its customers the value of the nuclear production tax credits, including carrying charges. Entergy will continue to monitor further developments and reassess the uncertain tax position as additional guidance or other information emerges.

Additional cash receipts for the transfer of the remaining 2024 nuclear production tax credits to third parties were received in October 2025 of $55 million, $51.9 million, and $35.1 million by Entergy Arkansas, Entergy Louisiana, and System Energy, respectively, resulting in additional Entergy cash receipts of $142 million. The proceeds from these transfers also reflected a market-based discount.

Sale of Natural Gas Distribution Businesses

See Note 13 to the financial statements herein for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. Entergy recognized a gain of approximately $327 million for tax purposes, with Entergy Louisiana and Entergy New Orleans recognizing $148 million and $179 million, respectively. Both Entergy and Entergy Louisiana have sufficient federal tax net operating loss carryforwards to offset their respective gains. Accordingly, Entergy does not have a resulting federal income tax obligation as a result of the transaction, nor will Entergy Louisiana be required to make a federal tax payment under the terms of the intercompany income tax allocation agreement. Entergy New Orleans is expected to fully absorb its federal tax net operating loss carryforward in 2025, and its resulting federal tax payment under the intercompany income tax allocation agreement will be dependent on its results of operations for the entire year. Estimated state tax payments for Entergy, Entergy Louisiana, and Entergy New Orleans are not anticipated to be significant.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of September 30, 2025 and December 31, 2024, the primary asset held by the storm trust I was $2.8 billion and $2.9 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $28.5 million as of September 30, 2025 and $28.8 million as of December 31, 2024.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of September 30, 2025 and December 31, 2024, the primary asset held by the storm trust II was $1.3 billion and $1.4 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $14.4 million as of September 30, 2025 and $13.9 million as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $17.2 million in each of the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of September 30, 2025, AR Searcy Partnership, LLC recorded assets equal to $126.7 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $114.1 million. As of December 31, 2024, AR Searcy Partnership, LLC recorded assets equal to $129.7 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of September 30, 2025, MS Sunflower Partnership, LLC recorded assets equal to $155.4 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $136 million. As of December 31, 2024, MS Sunflower Partnership, LLC recorded assets equal to $157.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $132.7 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Utility:
Residential	$1,572,450	$1,468,705
Commercial	924,677	855,823
Industrial	1,014,161	870,576
Governmental	75,715	71,482
Total billed retail	3,587,003	3,266,586

Sales for resale (a)	109,255	69,288
Other electric revenues (b)	74,638	(11,217)
Revenues from contracts with customers	3,770,896	3,324,657
Other Utility revenues (c)	26,281	13,163
Electric revenues	3,797,177	3,337,820

Natural gas revenues	155	32,318

Other revenues (d)	14,687	18,962

Total operating revenues	$3,812,019	$3,389,100

Entergy’s total revenues for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Utility:
Residential	$3,776,790	$3,548,881
Commercial	2,379,782	2,260,956
Industrial	2,734,181	2,412,254
Governmental	209,156	202,655
Total billed retail	9,099,909	8,424,746

Sales for resale (a)	307,585	202,871
Other electric revenues (b)	384,875	282,631
Revenues from contracts with customers	9,792,369	8,910,248
Other Utility revenues (c)	37,619	40,125
Electric revenues	9,829,988	8,950,373

Natural gas revenues	112,664	133,342

Other revenues (d)	45,090	53,633

Total operating revenues	$9,987,742	$9,137,348

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the three months ended September 30, 2025 and 2024 were as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$359,366	$543,879	$241,786	$107,461	$319,958
Commercial	184,715	351,663	181,937	64,068	142,294
Industrial	229,183	560,165	62,651	8,064	154,098
Governmental	5,739	24,034	16,688	21,156	8,098
Total billed retail	779,003	1,479,741	503,062	200,749	624,448
Sales for resale (a)	60,582	117,807	43,811	20,427	2,950
Other electric revenues (b)	21,882	31,191	12,673	(2,783)	13,018
Revenues from contracts with customers	861,467	1,628,739	559,546	218,393	640,416
Other revenues (c)	2,596	4,311	17,586	1,897	(125)
Electric revenues	864,063	1,633,050	577,132	220,290	640,291
Natural gas revenues	—	147	—	8	—
Total operating revenues	$864,063	$1,633,197	$577,132	$220,298	$640,291

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$325,128	$514,131	$227,867	$106,079	$295,500
Commercial	169,242	319,065	170,093	64,957	132,466
Industrial	183,636	475,890	52,802	8,148	150,100
Governmental	5,117	21,868	15,495	21,763	7,239
Total billed retail	683,123	1,330,954	466,257	200,947	585,305
Sales for resale (a)	48,078	86,563	25,995	8,627	6,189
Other electric revenues (b)	(71,403)	40,413	13,362	2,273	5,480
Revenues from contracts with customers	659,798	1,457,930	505,614	211,847	596,974
Other revenues (c)	2,350	6,697	2,557	1,816	24
Electric revenues	662,148	1,464,627	508,171	213,663	596,998
Natural gas revenues	—	13,466	—	18,852	—
Total operating revenues	$662,148	$1,478,093	$508,171	$232,515	$596,998

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the nine months ended September 30, 2025 and 2024 were as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$846,238	$1,330,410	$600,669	$246,430	$753,043
Commercial	457,800	921,779	464,863	169,822	365,518
Industrial	552,803	1,596,175	163,625	21,518	400,060
Governmental	14,869	69,324	44,921	58,342	21,700
Total billed retail	1,871,710	3,917,688	1,274,078	496,112	1,540,321
Sales for resale (a)	181,842	338,599	133,621	34,343	10,542
Other electric revenues (b)	114,822	140,122	62,684	7,804	63,469
Revenues from contracts with customers	2,168,374	4,396,409	1,470,383	538,259	1,614,332
Other revenues (c)	6,887	4,091	22,333	4,737	(461)
Electric revenues	2,175,261	4,400,500	1,492,716	542,996	1,613,871
Natural gas revenues	—	44,307	—	68,357	—
Total operating revenues	$2,175,261	$4,444,807	$1,492,716	$611,353	$1,613,871

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$805,702	$1,213,133	$569,533	$245,598	$714,915
Commercial	443,499	841,630	444,584	175,542	355,701
Industrial	471,829	1,355,907	148,409	22,727	413,382
Governmental	14,250	64,912	42,886	59,284	21,323
Total billed retail	1,735,280	3,475,582	1,205,412	503,151	1,505,321
Sales for resale (a)	130,885	250,114	95,188	29,702	11,111
Other electric revenues (b)	19,672	153,028	57,878	11,865	44,215
Revenues from contracts with customers	1,885,837	3,878,724	1,358,478	544,718	1,560,647
Other revenues (c)	7,154	20,140	7,443	4,550	(81)
Electric revenues	1,892,991	3,898,864	1,365,921	549,268	1,560,566
Natural gas revenues	—	57,793	—	75,549	—
Total operating revenues	$1,892,991	$3,956,657	$1,365,921	$624,817	$1,560,566

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
(c)Other Utility revenues include the occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, late fees, and amounts resulting from other operating activities.
(d)Other revenues include the sale of electric power and capacity to wholesale customers, day-ahead sales of energy in a market administered by an ISO, and operation and management services fees.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  HELD FOR SALE AND DISPOSITIONS (Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

Natural Gas Distribution Businesses

As discussed in Note 14 to the financial statements in the Form 10-K, on October 28, 2023, Entergy New Orleans and Entergy Louisiana each entered into separate purchase and sale agreements with respect to the sale of their respective regulated natural gas local distribution company businesses to two separate affiliates of Bernhard Capital Partners Management LP. Under the purchase and sale agreements, Entergy New Orleans agreed to sell its regulated natural gas local distribution company business that serves customers in the Parish of Orleans, Louisiana, and Entergy Louisiana agreed to sell its regulated natural gas local distribution company business that serves customers in the Parish of East Baton Rouge, Louisiana. The Entergy New Orleans and Entergy Louisiana natural gas distribution businesses are reflected in Entergy’s Utility reportable segment and in the respective single reportable segment for each of Entergy New Orleans and Entergy Louisiana through June 30, 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Entergy Louisiana and Entergy New Orleans natural gas distribution businesses first met the criteria to be classified as held for sale in the quarter ended December 31, 2024. Neither Entergy Louisiana nor Entergy New Orleans recognized any write downs of the natural gas distribution business assets as a result of their classification as held for sale. The assets and liabilities of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses classified as held for sale on Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated balance sheets as of December 31, 2024 included the following amounts:

	December 31, 2024
	Entergy	Entergy Louisiana	Entergy New Orleans
	(In Thousands)
Deferred fuel	$5,608	$727	$4,881
Fuel inventory - at average cost	4,493	702	3,791
Materials and supplies	5,451	1,045	4,406
Prepayments and other	22	—	22
Total current assets held for sale	$15,574	$2,474	$13,100
Property, plant, and equipment - natural gas	$679,502	$303,193	$376,309
Construction work in progress	2,959	1,085	1,874
Less - accumulated depreciation and amortization	(276,388)	(139,556)	(136,832)
Other regulatory assets	35,381	8,947	23,682
Goodwill (a)	6,474	—	—
Pension and other postretirement assets	14,663	—	19,499
Other	206	—	206
Total non-current assets held for sale	$462,797	$173,669	$284,738
Accounts payable	$702	$702	$—
Customer deposits	6,214	1,984	4,230
Taxes accrued	13	13	—
Other	1,401	589	812
Total current liabilities held for sale (b)	$8,330	$3,288	$5,042
Regulatory liability for income taxes - net	$31,575	$4,981	$26,594
Other regulatory liabilities	1,611	1,214	397
Pension and other postretirement liabilities	3,976	4,525	1,197
Other	3,844	1,194	2,650
Total non-current liabilities held for sale (c)	$41,006	$11,914	$30,838

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The pre-tax income for the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses, excluding interest and corporate allocations, included in Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated income statements for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
Entergy	$—	$7,344	$31,500	$34,803
Entergy Louisiana	$—	$3,110	$12,047	$15,968
Entergy New Orleans	$—	$4,234	$19,453	$18,835

On July 1, 2025, Entergy Louisiana and Entergy New Orleans completed the sale of their natural gas distribution businesses. The base purchase price paid by the buyer of the Entergy Louisiana natural gas distribution business upon closing was $203 million, and the base purchase price paid by the buyer of the Entergy New Orleans natural gas distribution business upon closing was $288 million. In third quarter 2025, Entergy Louisiana, Entergy New Orleans, and Entergy recognized gains of $17 million ($13 million net-of-tax), $7 million ($5 million net-of-tax), and $17 million ($11 million net-of-tax), respectively, in connection with the completion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses. The gains recognized by Entergy Louisiana, Entergy New Orleans, and Entergy were net of $15 million, $18 million, and $33 million, respectively, in transaction costs, and Entergy’s gain also included the derecognition of $7 million of goodwill attributed to the businesses sold following the completion of the sale. In third quarter 2025, Entergy New Orleans and Entergy deferred $4 million of their respective gains recognized as a result of the sale of the Entergy New Orleans natural gas distribution business as a regulatory liability. The regulatory liability will be amortized over three years beginning September 2026, as the $4 million is credited to customers, as required by the City Council. The gains resulting from the sale of the natural gas distribution businesses for Entergy, Entergy Louisiana, and Entergy New Orleans are included within other operation and maintenance expenses on the respective consolidated income statements. The purchase price for each natural gas distribution business is subject to an additional true-up related to the value of assets and liabilities transferred, which may result in subsequent adjustments to the gains recognized in third quarter 2025. Additionally in third quarter 2025, as a result of the sale, Entergy New Orleans recorded a write-off of $13 million of natural gas plant assets that were not included in the sale to Delta New Orleans Gas Company, LLC, and which will not be recovered. Entergy Louisiana did not recognize any write downs of natural gas distribution business assets as a result of the sale. See Note 10 to the financial statements herein for discussion of the tax accounting effects of the sale.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2025, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2025 Compared to Third Quarter 2024

Net income increased $6 million primarily due to higher volume/weather and higher retail electric price, partially offset by an $18.3 million reduction in income tax expense in third quarter 2024 as a result of the resolution of an Arkansas state income tax audit, higher taxes other than income taxes, higher depreciation and amortization expenses, and higher other operation and maintenance expenses. See Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the Arkansas state income tax audit.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net income increased $128.6 million primarily due to a $131.8 million ($99.1 million net-of-tax) charge to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024, higher volume/weather, and higher retail electric price, partially offset by higher depreciation and amortization expenses, an $18.3 million reduction in income tax expense in third quarter 2024 as a result of the resolution of an Arkansas state income tax audit, higher interest expense, higher taxes other than income taxes, and higher other operation and maintenance expenses. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the opportunity sales proceeding. See Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the Arkansas state income tax audit.

Operating Revenues

Third Quarter 2025 Compared to Third Quarter 2024

Following is an analysis of the change in operating revenues comparing the third quarter 2025 to the third quarter 2024:

Amount
(In Millions)
2024 operating revenues	$662.1
Fuel, rider, and other revenues that do not significantly affect net income	40.6
Retail one-time bill credit	92.3
Volume/weather	48.7
Retail electric price	20.4
2025 operating revenues	$864.1

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail one-time bill credit variance represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy Arkansas previously recorded a regulatory liability for the effects of the System Energy settlement with the APSC. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf credit rider.

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

Total electric energy sales for Entergy Arkansas for the three months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	2,357	2,243	5
Commercial	1,724	1,650	4
Industrial	3,380	2,682	26
Governmental	59	54	9
Total retail	7,520	6,629	13
Sales for resale:
Associated companies	592	577	3
Non-associated companies	1,336	1,343	(1)
Total	9,448	8,549	11

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Amount
(In Millions)
2024 operating revenues	$1,893.0
Fuel, rider, and other revenues that do not significantly affect net income	41.8
Volume/weather	98.1
Retail one-time bill credit	92.3
Retail electric price	50.1
2025 operating revenues	$2,175.3

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial and residential usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals and technology industries, and an increase in demand from small industrial customers. The increase in residential usage is primarily due to an increase in customers.

The retail one-time bill credit variance represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Arkansas’s retail customers during the August 2024 billing cycle through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. There is no effect on net income because Entergy Arkansas previously recorded a regulatory liability for the effects of the System Energy settlement with the APSC. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf credit rider.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing.

Total electric energy sales for Entergy Arkansas for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	6,242	6,018	4
Commercial	4,377	4,330	1
Industrial	8,986	7,466	20
Governmental	147	141	4
Total retail	19,752	17,955	10
Sales for resale:
Associated companies	1,688	1,562	8
Non-associated companies	3,792	3,292	15
Total	25,232	22,809	11

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Third Quarter 2025 Compared to Third Quarter 2024

Other operation and maintenance expenses increased primarily due to an increase of $9.6 million in power delivery expenses primarily due to higher vegetation maintenance costs and an increase of $4.3 million in compensation and benefits costs primarily due to higher incentive-based accruals in 2025 as compared to 2024. The increase was partially offset by several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Walnut Bend Solar facility, which was placed in service in September 2024, and the West Memphis Solar facility and the Driver Solar facility, which were placed in service in December 2024.

Other regulatory charges (credits) - net includes the reversal in third quarter 2024 of a $92.3 million regulatory liability recognized for the obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf credit rider. Additionally, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund activity, partially offset by a decrease of $6.8 million in interest earned on money pool investments.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

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

Other operation and maintenance expenses increased primarily due to:

•an increase of $15.3 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $4.8 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $3.4 million in bad debt expense; and
•several individually insignificant items.

The increase was partially offset by:

~~•~~contract costs of $9.4 million in 2024 related to operational performance, customer service, and organizational health initiatives;
•a decrease of $8.3 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•a decrease of $6.6 million in nuclear generation expenses primarily due to a lower scope of work performed in 2025 as compared to 2024.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Walnut Bend Solar facility, which was placed in service in September 2024, and the West Memphis Solar facility and the Driver Solar facility, which were placed in service in December 2024.

Other regulatory charges (credits) - net includes the reversal in third quarter 2024 of a $92.3 million regulatory liability recognized for the obligation to return to customers the refund from the System Energy settlement with the APSC. The reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the APSC and see Note 2 to the financial statements herein and in the Form 10-K for discussion of the Grand Gulf credit rider. Additionally, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in 2024, and a decrease of $9.7 million in interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $400 million of 5.45% Series mortgage bonds in May 2024 and an additional $300 million in a reopening of the same series in May 2025.

Income Taxes

The effective income tax rates were 22% for the third quarter 2025 and 21.4% for the nine months ended September 30, 2025. The differences in the effective income tax rates for the third quarter 2025 and the nine months ended September 30, 2025 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by the amortization of excess accumulated deferred income taxes as a result of tax rate changes and certain book and tax differences related to utility plant items.

The effective income tax rate was 16.2% for the third quarter 2024. The difference in the effective income tax rate for the third quarter 2024 versus the federal statutory rate of 21% was primarily due to the resolution of an Arkansas state income tax audit, partially offset by the accrual for state income taxes and the amortization of accumulated deferred income taxes as a result of tax rate changes. See Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the Arkansas state income tax audit.

The effective income tax rate was 18.7% for the nine months ended September 30, 2024. The difference in the effective income tax rate for the nine months ended September 30, 2024 versus the federal statutory rate of 21% was primarily due to the resolution of an Arkansas state income tax audit, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes and the amortization of accumulated deferred income taxes as a result of tax rate changes. See Note 3 to the financial statements in the Form 10-K for discussion of the resolution of the Arkansas state income tax audit.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation. See Note 10 to the financial statements herein for discussion of the nuclear and solar production tax credits recorded in 2025.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$4,747	$3,632

Net cash provided by (used in):
Operating activities	1,081,700	836,755
Investing activities	(896,720)	(1,252,242)
Financing activities	286,679	1,052,038
Net increase in cash and cash equivalents	471,659	636,551

Cash and cash equivalents at end of period	$476,406	$640,183

Operating Activities

Net cash flow provided by operating activities increased $244.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

~~•~~the receipt of $160.2 million in payments related to the sale of nuclear and solar production tax credits in third quarter 2025. See Note 3 to the financial statements in the Form 10-K and see Note 10 to the financial statements herein for discussion of the nuclear and solar production tax credits;
•higher collections from customers; and
•a decrease of $22.4 million in spending on nuclear refueling outages in 2025 as compared to 2024.

The increase was partially offset by:

•higher fuel and purchased power payments. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•the receipt of $92.7 million in settlement proceeds in 2024 as a result of the System Energy settlement with the APSC, which was subsequently refunded to retail customers in third quarter 2024 with one-time bill credits through the Grand Gulf credit rider. See Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement agreement with the APSC and the Grand Gulf credit rider.

Investing Activities

Net cash flow used in investing activities decreased $355.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

~~•~~the initial payment of approximately $307.7 million in August 2024 for the purchase of the Driver Solar facility;
•the initial and substantial completion payments totaling approximately $185.5 million in 2024 for the purchase of the Walnut Bend Solar facility;
•the initial payment of approximately $48.4 million in August 2024 for the purchase of the West Memphis Solar facility;
•a decrease in cash used of $47.6 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•a decrease of $32.8 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025; and
•a decrease of $20.9 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025.

The decrease was partially offset by:

•an increase of $137.3 million in non-nuclear generation construction expenditures primarily due to higher spending on the Ironwood Power Station (formerly Lake Catherine Unit 5) project;
•an increase of $70 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2025; and
•money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $120.3 million for the nine months ended September 30, 2025 compared to increasing by $65.8 million for the nine months ended September 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 14 to the financial statements in the Form 10-K for discussion of the Driver Solar facility, the Walnut Bend Solar facility, and the West Memphis Solar facility purchases.

Financing Activities

Net cash flow provided by financing activities decreased $765.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

~~•~~the issuances of $400 million of 5.45% Series mortgage bonds and $400 million of 5.75% Series mortgage bonds, each in May 2024;
•capital contributions of approximately $695 million received from Entergy Corporation in 2024 to partially finance the acquisitions of the Walnut Bend Solar facility, the West Memphis Solar facility, and the Driver Solar facility;
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024; and
•a decrease of $48.4 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements.

The decrease was partially offset by:

•the repayment, at maturity, of $375 million of 3.70% Series mortgage bonds in June 2024;
•the issuance of $300 million of 5.45% Series mortgage bonds in May 2025;
•money pool activity; and
•net long-term borrowings of $1.6 million in 2025 compared to net repayments of $31.7 million in 2024 on the nuclear fuel company variable interest entity’s credit facility.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $15.2 million for the nine months ended September 30, 2025 compared to decreasing by $145.4 million for the nine months ended September 30, 2024.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	September 30, 2025	December 31, 2024
Debt to capital	53.1%	53.6%
Effect of subtracting cash	(2.3%)	—%
Net debt to net capital (non-GAAP)	50.8%	53.6%

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

Entergy Arkansas is developing its capital investment plan for 2026 through 2029 and currently anticipates making $7.6 billion in capital investments during that period, including $2 billion in 2026, $2.2 billion in 2027, $1.9 billion in 2028, and $1.5 billion in 2029. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Arkansas’s portfolio, as well as to support customer growth, including Ironwood Power Station (formerly Lake Catherine Unit 5), Jefferson Power Station and Arkansas Cypress Solar; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability and customer experience; transmission spending to improve reliability while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Arkansas is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
(In Thousands)
$120,316	($15,190)	$65,835	($145,385)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2030. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2025, there were no cash borrowings under either credit facility and no letters of credit outstanding under the $300 million credit facility. In addition, Entergy Arkansas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of September 30, 2025, $35.4 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of September 30, 2025, there were $24.1 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

Ironwood Power Station

As discussed in the Form 10-K, in November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Ironwood Power Station (formerly Lake Catherine Unit 5), a 446 MW hydrogen-capable simple-cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost. In May 2025, Entergy Arkansas filed a motion for clarification concerning the appropriate calculation of the benchmark that was below the estimated cost of Ironwood Power Station and was based upon older technology and dated pricing. Entergy Arkansas will have the opportunity to later present all actual costs to the APSC for review and a prudence determination of final costs, including costs incremental to the benchmark. Entergy Arkansas proposes to recover the costs of constructing Ironwood Power Station through the Generating Arkansas Jobs Act rider, which was approved by the APSC in October 2025. The facility is expected to be in service by the end of 2028.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Jefferson Power Station

In August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. In September 2025 other parties, including the APSC general staff, filed testimony opposing the resource pending further information, although the APSC general staff recognized the capacity need for the resource and that Entergy Arkansas had satisfied the statutory requirements for a certificate of environmental compatibility and public need. Entergy Arkansas filed testimony further supporting its application in September and October 2025. A hearing was held in October 2025, and an APSC decision is expected by January 2026. Entergy Arkansas proposes to recover the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider, which was approved by the APSC in October 2025. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2029.

Special Rate Contract and Arkansas Cypress Solar

In September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude, LLC, a subsidiary of Alphabet, Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. A procedural schedule was established with a hearing to be held in November 2025. In October 2025 the APSC general staff filed testimony finding that based on its evaluation of Entergy Arkansas’s application and the results of the ratepayer impact measure test, the special rate contract meets the requirements of the APSC’s promotional practice rules and is in the public interest. No other parties filed testimony.

Also in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. Entergy Arkansas is seeking public interest and prudence findings from the APSC to construct the Arkansas Cypress Solar facility in furtherance of its long-term special rate contract with Google. A procedural schedule has been established with a hearing to be held in December 2025. In October 2025 the APSC general staff filed responsive testimony opposing the project cost and seeking additional information. Subsequently, the APSC general staff submitted supplemental testimony to update its initial conclusion and recommendations, noting the Cypress Solar facility is a reasonable project and recommending the APSC approve the project under certain conditions. The Arkansas Attorney General also filed testimony supporting the project but seeking additional information. Entergy Arkansas proposes to recover the costs of constructing the Arkansas Cypress Solar facility through the Generating Arkansas Jobs Act rider, which was approved by the APSC in October 2025. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2025 Formula Rate Plan Filing

In July 2025, Entergy Arkansas filed with the APSC its 2025 formula rate plan filing to set its formula rate for the 2026 calendar year.  The filing contained an evaluation of Entergy Arkansas’s earnings for the 2026

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
projected year and a netting adjustment for the 2024 historical year.  The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2026 projected year was 8.45% resulting in a revenue deficiency of $68.9 million.  The earned rate of return on common equity for the 2024 historical year was 7.71% resulting in a $48.8 million netting adjustment.  The total proposed revenue change for the 2026 projected year and 2024 historical year netting adjustment is $117.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint.  Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $92.3 million. The APSC general staff filed their errors and objections in October 2025, proposing an adjustment to the coupon rate for the projected long-term debt issuance in 2026 and an update to annual filing year revenues that increases the constraint to $93.9 million. Entergy Arkansas filed its rebuttal in October 2025. A hearing is scheduled for November 2025, and an order is expected in December 2025. Due to no contested issues remaining outstanding among the parties to the proceeding, in October 2025, Entergy Arkansas and the APSC general staff filed a joint motion requesting the APSC cancel the hearing and issue a decision based on the pleadings and testimony in the record.

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

Generating Arkansas Jobs Act Rider

In March 2025 the State of Arkansas passed the Generating Arkansas Jobs Act of 2025, now Act 373 (Act 373), that authorizes the recovery of financing costs during construction of generation and transmission investments through a rider separate from the formula rate plan. Act 373 also permits cost recovery of those investments, when completed and in service, either through the next general rate case proceeding or under the formula rate plan. Act 373 streamlines and simplifies the regulatory approval process and provides increased timeliness and certainty of cost recovery.

In July 2025, Entergy Arkansas submitted a tariff filing with the APSC requesting approval of a strategic investment recovery rider, consistent with the provisions of Act 373. Entergy Arkansas requested the APSC issue an order approving the rider by October 2025. A paper hearing was held in September and October 2025. In October 2025 the APSC issued an order approving the proposed rider with several revisions, including elimination of an annual true-up adjustment, a change in cost allocation methodology, the removal of excess and deficient accumulated deferred income taxes to a separate rider, and the addition of reporting requirements. As directed by the order, in October 2025, Entergy Arkansas made a compliance filing, which the APSC general staff must review by November 2025.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$864,063	$662,148	$2,175,261	$1,892,991

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	111,248	74,310	271,900	233,505
Purchased power	73,737	64,308	197,648	172,230
Nuclear refueling outage expenses	10,770	12,482	32,019	40,671
Other operation and maintenance	203,797	193,007	555,825	545,883
Asset write-offs	—	—	—	131,775
Decommissioning	25,359	23,366	74,969	68,845
Taxes other than income taxes	52,953	40,600	124,364	111,214
Depreciation and amortization	118,005	106,004	348,394	312,961
Other regulatory charges (credits) - net	(11,323)	(109,305)	(24,203)	(81,620)
TOTAL	584,546	404,772	1,580,916	1,535,464

OPERATING INCOME	279,517	257,376	594,345	357,527

OTHER INCOME
Allowance for equity funds used during construction	6,838	8,052	16,455	19,446
Interest and investment income	19,566	16,983	47,946	94,924
Miscellaneous - net	(2,366)	(7,493)	(8,691)	(13,873)
TOTAL	24,038	17,542	55,710	100,497

INTEREST EXPENSE
Interest expense	60,819	57,214	177,619	161,358
Allowance for borrowed funds used during construction	(3,234)	(3,928)	(7,929)	(9,491)
TOTAL	57,585	53,286	169,690	151,867

INCOME BEFORE INCOME TAXES	245,970	221,632	480,365	306,157

Income taxes	54,230	35,862	102,909	57,308

NET INCOME	191,740	185,770	377,456	248,849

Net loss attributable to noncontrolling interest	(752)	(957)	(2,832)	(3,600)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$192,492	$186,727	$380,288	$252,449

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$377,456	$248,849
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	489,931	436,279
Deferred income taxes, tax credits, and non-current taxes accrued	290,262	69,609
Asset write-offs	—	131,775
Changes in assets and liabilities:
Receivables	(100,623)	76,233
Fuel inventory	(3,462)	19,675
Accounts payable	62,799	(24,338)
Taxes accrued	2,797	14,976
Interest accrued	32,550	33,080
Deferred fuel costs	(49,533)	(16,795)
Other working capital accounts	(2,310)	(24,630)
Provisions for estimated losses	1,729	9,981
Other regulatory assets	(22,707)	177,319
Other regulatory liabilities	160,749	70,199
Pension and other postretirement funded status	(28,104)	(40,943)
Other assets and liabilities	(129,834)	(344,514)
Net cash flow provided by operating activities	1,081,700	836,755
INVESTING ACTIVITIES
Construction expenditures	(721,721)	(566,117)
Allowance for equity funds used during construction	16,455	19,446
Payment for purchase of plant and assets	(3,517)	(541,618)
Nuclear fuel purchases	(81,859)	(122,065)
Proceeds from sale of nuclear fuel	40,601	33,213
Proceeds from nuclear decommissioning trust fund sales	101,314	482,594
Investment in nuclear decommissioning trust funds	(128,792)	(491,890)
Changes in money pool receivable - net	(120,316)	(65,835)
Other	1,115	30
Net cash flow used in investing activities	(896,720)	(1,252,242)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	402,018	1,088,957
Retirement of long-term debt	(101,218)	(635,916)
Capital contributions from parent	—	695,000
Changes in money pool payable - net	(15,190)	(145,385)
Other	1,069	49,382
Net cash flow provided by financing activities	286,679	1,052,038

Net increase in cash and cash equivalents	471,659	636,551
Cash and cash equivalents at beginning of period	4,747	3,632
Cash and cash equivalents at end of period	$476,406	$640,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$143,065	$126,356
Income taxes - net (includes production tax credit sale proceeds of $160,179 in 2025 and $— in 2024)	($160,179)	$1,569
Noncash investing activities:
Accrued construction expenditures	$55,510	$46,231

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$11,314	$1,306
Temporary cash investments	465,092	3,441
Total cash and cash equivalents	476,406	4,747
Accounts receivable:
Customer	230,624	139,234
Allowance for doubtful accounts	(6,020)	(4,672)
Associated companies	156,097	35,412
Other	70,872	70,927
Accrued unbilled revenues	136,091	125,824
Total accounts receivable	587,664	366,725
Deferred fuel costs	4,375	—
Fuel inventory - at average cost	53,399	49,937
Materials and supplies	417,556	384,238
Deferred nuclear refueling outage costs	20,024	48,879
Prepayments and other	53,844	41,404
TOTAL	1,613,268	895,930

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,787,712	1,604,428
Other	794	797
TOTAL	1,788,506	1,605,225

UTILITY PLANT
Electric	16,671,929	16,371,182
Construction work in progress	663,518	320,447
Nuclear fuel	229,925	257,533
TOTAL UTILITY PLANT	17,565,372	16,949,162
Less - accumulated depreciation and amortization	6,538,719	6,275,150
UTILITY PLANT - NET	11,026,653	10,674,012

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,722,817	1,700,110
Other	217,630	198,706
TOTAL	1,940,447	1,898,816

TOTAL ASSETS	$16,368,874	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$690,000	$—
Accounts payable:
Associated companies	71,054	85,137
Other	294,019	210,040
Customer deposits	135,160	129,267
Taxes accrued	96,012	93,215
Interest accrued	70,927	38,377
Deferred fuel costs	—	45,158
Other	68,078	55,313
TOTAL	1,425,250	656,507

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,787,752	1,489,169
Accumulated deferred investment tax credits	25,168	26,069
Regulatory liability for income taxes - net	425,899	417,561
Other regulatory liabilities	983,576	831,165
Decommissioning	1,766,552	1,691,583
Accumulated provisions	78,208	76,479
Long-term debt	4,741,589	5,122,494
Other	294,335	298,951
TOTAL	10,103,079	9,953,471

Commitments and Contingencies

EQUITY
Member's equity	4,829,125	4,448,837
Noncontrolling interest	11,420	15,168
TOTAL	4,840,545	4,464,005

TOTAL LIABILITIES AND EQUITY	$16,368,874	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670

Net loss	(1,818)	(30,462)	(32,280)
Capital contribution from parent	—	275,000	275,000
Distributions to noncontrolling interest	(250)	—	(250)
Balance at March 31, 2024	19,531	3,983,609	4,003,140

Net income (loss)	(825)	96,184	95,359
Capital contribution from parent	—	420,000	420,000
Distributions to noncontrolling interest	(31)	—	(31)
Balance at June 30, 2024	18,675	4,499,793	4,518,468

Net income (loss)	(957)	186,727	185,770
Distributions to noncontrolling interest	(449)	—	(449)
Balance at September 30, 2024	$17,269	$4,686,520	$4,703,789

Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005

Net income (loss)	(1,191)	87,714	86,523
Distributions to noncontrolling interest	(181)	—	(181)
Balance at March 31, 2025	13,796	4,536,551	4,550,347

Net income (loss)	(889)	100,082	99,193
Distributions to noncontrolling interest	(275)	—	(275)
Balance at June 30, 2025	12,632	4,636,633	4,649,265

Net income (loss)	(752)	192,492	191,740
Distributions to noncontrolling interest	(460)	—	(460)
Balance at September 30, 2025	$11,420	$4,829,125	$4,840,545

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2025 Compared to Third Quarter 2024

Net income decreased $6.9 million primarily due to lower retail electric price, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense. The decrease was partially offset by higher other income.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net income increased $233.6 million primarily due to expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. Also contributing to the increase was higher other income and higher volume/weather. The increase was partially offset by higher interest expense, higher depreciation and amortization expenses, and higher other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Operating Revenues

Third Quarter 2025 Compared to Third Quarter 2024

Following is an analysis of the change in operating revenues comparing the third quarter 2025 to the third quarter 2024:

Amount
(In Millions)
2024 operating revenues	$1,478.1
Fuel, rider, and other revenues that do not significantly affect net income	198.9
Volume/weather	6.5
Effect of sale of natural gas distribution business	(13.3)
Retail electric price	(37.0)
2025 operating revenues	$1,633.2

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial usage, partially offset by a decrease in weather-adjusted residential usage and the effect of less favorable weather on residential and

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
commercial sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the chlor-alkali and industrial gases industries.

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues in third quarter 2025 as a result of the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025.

The retail electric price variance is primarily due to a decrease in Entergy Louisiana's formula rate plan revenues for a two month period beginning in September 2025, resulting from earnings above the authorized return on common equity for the 2024 test year. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan proceeding.

Total electric energy sales for Entergy Louisiana for the three months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	4,546	4,586	(1)
Commercial	3,297	3,295	—
Industrial	9,442	9,201	3
Governmental	213	214	—
Total retail	17,498	17,296	1
Sales for resale:
Associated companies	2,064	1,582	30
Non-associated companies	257	531	(52)
Total	19,819	19,409	2

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Amount
(In Millions)
2024 operating revenues	$3,956.7
Fuel, rider, and other revenues that do not significantly affect net income	461.0
Volume/weather	40.4
Effect of sale of natural gas distribution business	(13.3)
Retail electric price	—
2025 operating revenues	$4,444.8

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the chlor-alkali, petroleum refining, industrial gases, and petrochemicals industries.

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues in third quarter 2025 as a result of the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025.

Retail electric price remained unchanged primarily due to a decrease in Entergy Louisiana's formula rate plan revenues for a two month period beginning in September 2025, resulting from earnings above the authorized return on common equity for the 2024 test year, offset by increases in Entergy Louisiana’s formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024 and from an interim rate adjustment effective March 2025. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2023 and 2024 formula rate plan proceedings.

Total electric energy sales for Entergy Louisiana for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	11,299	11,094	2
Commercial	8,615	8,550	1
Industrial	27,159	25,669	6
Governmental	611	631	(3)
Total retail	47,684	45,944	4
Sales for resale:
Associated companies	5,045	4,322	17
Non-associated companies	652	1,307	(50)
Total	53,381	51,573	4

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Third Quarter 2025 Compared to Third Quarter 2024

Other operation and maintenance expenses increased primarily due to:

•an increase of $11.8 million in power delivery expenses primarily due to a higher scope of work performed in 2025 as compared to 2024 and higher vegetation maintenance costs;
•the expensing of $10.8 million of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and instead to evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” below for discussion of the Bayou Power Station project;
•an increase of $5.4 million in compensation and benefits costs primarily due to higher incentive-based accruals in 2025 as compared to 2024;
•an increase of $4.8 million in energy efficiency expenses primarily due to higher energy efficiency costs;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $3.5 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024; and
•several individually insignificant items.

The increase was partially offset by a $17.5 million gain, recorded in third quarter 2025, resulting from the sale of the natural gas distribution business on July 1, 2025, and contract costs of $5.5 million, in third quarter 2024, related to operational performance, customer service, and organizational health initiatives. See Note 13 to the financial statements herein for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes as a result of higher retail revenues in 2025 as compared to 2024.

Depreciation and amortization expenses increased primarily due to additions to plant in service and increases in nuclear depreciation rates effective September 2024 and September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement.

Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•an increase of $12 million in the amortization of tax gross ups on customer advances for construction;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Franklin Farms Power Station Units 1 and 2 project;
•changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust fund in third quarter 2024; and
•an increase of $6.9 million in interest earned on money pool investments.

The increase was partially offset by a decrease of $4.4 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations.

Interest expense increased primarily due to the issuance of $750 million of 5.80% Series mortgage bonds in January 2025 and carrying costs of $10 million in 2025 on customer advances for construction. The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Franklin Farms Power Station Units 1 and 2 project.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Other operation and maintenance expenses increased primarily due to:

•an increase of $13.8 million in power delivery expenses primarily due to a higher scope of work performed in 2025 as compared to 2024 and higher vegetation maintenance costs;
•the expensing of $10.8 million of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and instead to evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” below for discussion of the Bayou Power Station project;
•an increase of $6.8 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $5.6 million in transmission costs allocated by MISO. See Note 2 to the financial statements

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
in the Form 10-K for discussion of the recovery of these costs;
•an increase of $3.8 million in loss provisions;
•an increase of $3.8 million in bad debt expense;
•an increase of $3.5 million in insurance expenses primarily due to higher premiums in 2025 as compared to 2024; and
•several individually insignificant items.

The increase was partially offset by:

•a $17.5 million gain, recorded in third quarter 2025, resulting from the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025;
•contract costs of $14.3 million in 2024 related to operational performance, customer service, and organizational health initiatives; and
•a decrease of $7.9 million in nuclear generation expenses primarily due to a lower scope of work, including during plant outages, performed in 2025 as compared to 2024.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes as a result of higher retail revenues in 2025 as compared to 2024.

Depreciation and amortization expenses increased primarily due to additions to plant in service and increases in nuclear depreciation rates effective September 2024 and September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement.

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

Other income increased primarily due to:

•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Franklin Farms Power Station Units 1 and 2 project;
•an increase of $24.5 million in the amortization of tax gross ups on customer advances for construction;
•a $17.1 million true-up of Entergy Louisiana's MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements herein for discussion of the 2024 formula rate plan filing; and
•an increase of $21.1 million in interest earned on money pool investments.

The increase was offset by a decrease of $13.1 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations.

Interest expense increased primarily due to the issuance of $750 million of 5.80% Series mortgage bonds in January 2025, the issuance of $700 million of 5.15% Series mortgage bonds in August 2024, and carrying costs of $24.4 million in 2025 on customer advances for construction. The increase was partially offset by an increase in the

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Franklin Farms Power Station Units 1 and 2 project.

Income Taxes

The effective income tax rates were 19.5% for the third quarter 2025 and 19% for the nine months ended September 30, 2025. The differences in the effective income tax rates for the third quarter 2025 and the nine months ended September 30, 2025 versus the federal statutory rate of 21% were primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by the accrual for state income taxes.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation. See Note 10 to the financial statements herein for discussion of the nuclear production tax credits recorded in 2025.

Sale of Natural Gas Distribution Business

See Note 13 to the financial statements herein and the “Held For Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$327,102	$2,772

Net cash provided by (used in):
Operating activities	1,762,375	1,320,416
Investing activities	(2,021,195)	(881,330)
Financing activities	307,958	(340,519)
Net increase in cash and cash equivalents	49,138	98,567

Cash and cash equivalents at end of period	$376,240	$101,339

Operating Activities

Net cash flow provided by operating activities increased $442 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•higher collections from customers;
•the receipt of $204.7 million in advance payments related to customer agreements in 2025, which are recorded as current liabilities and included within changes in other working capital accounts; and
•the receipt of $146.4 million in payments related to the sale of nuclear production tax credits in third quarter 2025. See Note 3 to the financial statements in the Form 10-K and see Note 10 to the financial statements herein for discussion of the nuclear production tax credits.

The increase was partially offset by:

•higher fuel and purchased power payments and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of $96.9 million in interest paid;
•the timing of payments to vendors;
•an increase of $26 million in spending on nuclear refueling outages in 2025 as compared to 2024; and
•$21 million received in third quarter 2024 related to the wind up of the Nelson Industrial Steam Company (NISCO) partnership. See Note 9 to the financial statements in the Form 10-K for a discussion of the NISCO partnership.

Investing Activities

Net cash flow used in investing activities increased $1,139.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•an increase of $505 million in non-nuclear generation construction expenditures primarily due to higher spending on the Franklin Farms Power Station Units 1 and 2 project and the Sterlington Facility solar project;
•an increase of $267.1 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $237.2 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Louisiana’s service area, higher spending on the Amite South transmission projects, and increased spending on various other transmission projects in 2025;
•an increase of $111.6 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025;
•an increase in cash used of $110.7 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•money pool activity;
•payments totaling $41.4 million to Entergy Texas for the transfer of assets related to the Segno Solar and Votaw Solar facilities to Entergy Louisiana in third quarter 2025. See “Uses and Sources of Capital - Segno Solar and Votaw Solar” below for further discussion of the facilities and transfer; and
•cash collateral of $37 million posted in 2025 to support Entergy Louisiana’s obligations to MISO.

The increase was partially offset by the receipt of $203 million in proceeds from the sale of the natural gas distribution business on July 1, 2025 and the receipt of $33.5 million from the storm reserve escrow account in 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025. See Note 2 to the financial statements herein for a discussion of the storm reserve funds.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $64.8 million for the nine months ended September 30, 2025 compared to increasing by $10.5 million for the nine months ended September 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities provided $308 million of cash for the nine months ended September 30, 2025 compared to using $340.5 million of cash for the nine months ended September 30, 2024 primarily due to the following activity:

•the repayment, prior to maturity, of $1 billion of 0.95% Series mortgage bonds in August 2024;
•the issuance of $750 million of 5.80% Series mortgage bonds in January 2025;
•the repayment, prior to maturity, of $400 million of 5.40% Series mortgage bonds in April 2024;
•an increase of $306.5 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements;
•a decrease of $117.9 million in common equity distributions paid in 2025 in order to maintain Entergy Louisiana’s capital structure;
•money pool activity;
•net long-term borrowings of $82.2 million in 2025 compared to net repayments of $27.6 million in 2024 on the nuclear fuel company variable interest entities’ credit facilities;
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

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million for the nine months ended September 30, 2024.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

	September 30, 2025	December 31, 2024
Debt to capital	46.6%	46.0%
Effect of subtracting cash	(0.9%)	(0.8%)
Net debt to net capital (non-GAAP)	45.7%	45.2%

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

Entergy Louisiana is developing its capital investment plan for 2026 through 2029 and currently anticipates making $20.3 billion in capital investments during that period, including $5.5 billion in 2026, $5.3 billion in 2027, $4.6 billion in 2028, and $4.9 billion in 2029. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Louisiana’s portfolio, as well as to support customer growth, including Segno Solar, Votaw Solar, Bogalusa West Solar, Franklin Farms Power Station Units 1 and 2, and Waterford 5 Power Station; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Entergy Louisiana is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
(In Thousands)
$97,462	$32,668	$10,473	($156,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2030.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of September 30, 2025, $161.9 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027.  As of September 30, 2025, $61.4 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $58.4 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources, which include (i) the Vacherie Facility, a 150 megawatt resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 megawatt resource in Washington Parish; (iii) the St. Jacques Facility, a 150 megawatt resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 megawatt resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility each achieved commercial operation in 2024, and the Vacherie Facility and the St. Jacques Facility originally had estimated in service dates in 2025.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Alternative FRP and Certification

As discussed in the Form 10-K, in 2023, Entergy Louisiana made a filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the current RFP and certification processes allow. In June 2024 the LPSC issued an order approving the application. In August 2024, Entergy Louisiana issued the first RFP pursuant to this order in solicitation of solar resources that meet the requirements of the LPSC’s order. In July 2025, Entergy Louisiana filed an application requesting that the LPSC approve and certify the Bogalusa West Solar facility, a 200 MW single axis tracking solar photovoltaic power facility in Washington Parish, Louisiana. In October 2025 the LPSC voted to grant Entergy Louisiana’s application and approve the Bogalusa West Solar facility. The facility is expected to be in service by 2028.

Bayou Power Station

In March 2024, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. In its application, Entergy Louisiana noted that the estimated cost of the Bayou Power Station was $411 million, including estimated costs of transmission interconnection and other related costs. In October 2024, Entergy Louisiana filed a motion to suspend the procedural schedule in this proceeding in order to evaluate certain recent developments related to the project including potential changes to the estimated cost of the project. In October 2025, Entergy Louisiana filed with the LPSC a motion to dismiss its application without prejudice, noting that this project has been canceled and that Entergy Louisiana is evaluating an alternative transmission solution. In third quarter 2025, Entergy Louisiana expensed $10.8 million of project costs related to the Bayou Power Station project.

Additional Generation and Transmission Resources

As discussed in the Form 10-K, in October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requests LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. Two of the new combined cycle combustion turbine generation resources are to be located at Franklin Farms in north Louisiana (Franklin Farms Power Station Units 1 and 2). The application also requests approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision.

In February 2025, Entergy Louisiana filed supplemental testimony with the LPSC stating that the third combined cycle combustion turbine resource presented in the October 2024 application (Waterford 5 Power Station) would be sited at Entergy Louisiana’s Waterford site in Killona, Louisiana, alongside existing Entergy Louisiana generation resources. The testimony also notes that Entergy Louisiana is negotiating with the customer in response to the customer’s request to increase the load associated with its project in north Louisiana. The testimony indicates further that the additional load can be served without additional generation capacity beyond what was presented in the October 2024 application, but that additional transmission facilities, which will be funded directly by the customer, are needed to serve this additional load.

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. In August 2025, Entergy Louisiana, the LPSC staff, and the three separate intervenors jointly moved for consideration of the settlement agreement, and the LPSC issued an order accepting the settlement agreement. Franklin Farms Power Station Units 1 and 2 are expected to be in service in 2028, and Waterford 5 Power Station is expected to be in service in 2029.

Amite South Transmission Projects

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

As discussed in the Form 10-K, in December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction or minimum bill revenues from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of the proposed project. In June 2025, Entergy Louisiana filed rebuttal testimony. The hearing was held in August 2025, and an LPSC decision is expected in first quarter 2026.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. In August 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to withdraw the application. In September 2025, Entergy Texas and Entergy Louisiana entered into assignment and assumption agreements pursuant to which Entergy Texas assigned, and Entergy Louisiana assumed, certain interests in the Segno Solar and Votaw Solar facilities, and the associated assets were transferred in third quarter 2025 from Entergy Texas to Entergy Louisiana for approximately $41.4 million, subject to adjustment per the assignment and assumption agreements. Entergy Louisiana expects to file an application with the LPSC in fourth quarter 2025 seeking certification and approval to construct the Segno Solar facility and Votaw Solar facility.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
and requesting that the LPSC issue an order accepting Entergy Louisiana’s evaluation report and, ultimately, resolving this matter. In March 2025 the LPSC issued an order accepting the evaluation report.

In December 2024, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed an interim rate adjustment for the 2023 test year reflecting the return of $25.1 million of refunds from the System Energy settlement with the LPSC to customers from January through August 2025. In February 2025, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting the divestiture of Entergy Louisiana’s share of Grand Gulf capacity and energy, which was effective as of January 1, 2025. The second interim rate adjustment also reflected a revenue increase of $17.8 million for the recovery of Hurricane Francine costs as approved by the LPSC (on an interim basis). The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the Hurricane Francine proceeding in Note 2 to the financial statements herein. See Note 8 to the financial statements in the Form 10-K for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement. See Note 1 to the financial statements herein for additional information regarding the amended Unit Power Sales Agreement.

2024 Formula Rate Plan Filing

In May 2025, Entergy Louisiana filed its formula rate plan evaluation report for its 2024 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the test year 2024, however, any earnings above the allowed return on common equity were to be returned to customers through a credit, pursuant to the terms of the global stipulated settlement agreement. The 2024 test year evaluation produced an earned return on common equity of 9.98%, which was within the approved formula rate plan bandwidth, but above the allowed return on common equity, resulting in customer credits of $31.9 million to be returned to customers during September and October 2025.

Other changes in formula rate plan revenue were driven by higher nuclear depreciation rates, additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism, and the expiration of customer credits related to the LPSC’s order, offset by increased customer credits resulting from an increase in net MISO revenues reflected through the MISO cost recovery mechanism and the reduction in the Louisiana corporate income tax rate effective January 1, 2025, reflected through the tax adjustment mechanism, as discussed below. Excluding the customer credit for earnings above the authorized return on common equity discussed above, the net result of these changes on an annualized basis was a $2 million increase in formula rate plan revenue.

As noted above, the 2024 evaluation report included the effects of the change in Louisiana state tax law that reduced the corporate income tax rate to a flat 5.5% (from the then-current highest marginal rate of 7.5%) effective January 1, 2025. As such, the 2024 evaluation report reflected the calculation of current and deferred income tax expenses as well as the revaluation of accumulated deferred income taxes based on the income tax laws currently in effect. The 2024 evaluation report proposed that the rate effects associated with the revaluation of accumulated deferred income taxes, including the collection of any net accumulated deferred income tax deficiency and any related effects on rate base, should be reflected in the tax adjustment mechanism consistent with the treatment of similar Tax Cuts and Jobs Act and prior state tax change-related impacts. The effects of the change in tax law on Entergy Louisiana’s authorized return on rate base were also reflected in the 2024 evaluation report consistent with the treatment cited above, including a credit in the extraordinary cost change mechanism for the prospective change in Entergy Louisiana’s authorized return and a credit within the tax adjustment mechanism for over-collection of income tax expense through August 2025. Subject to LPSC review, the resulting changes from the 2024 formula rate plan evaluation report became effective for bills rendered during the first billing cycle of September 2025, subject to refund. In August 2025 the LPSC staff filed its errors and objections report, as required by the formula rate plan’s process, and found that Entergy Louisiana’s formula rate plan is in compliance with the LPSC’s requirements and the global stipulated settlement agreement. The LPSC staff reserved the right to determine

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
whether Entergy Louisiana appropriately credited certain revenues to customers during the September and October 2025 billing cycles.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in January 2023 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings. The audit included a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2021 through 2022. In April 2025 the LPSC staff issued its audit report (for Entergy Louisiana’s gas operations), which included several prospective recommendations but no financial disallowances. The LPSC accepted the report in June 2025.

In June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. Discovery is ongoing, and no audit report has been filed.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In April 2023, Entergy Louisiana filed an application proposing to utilize approximately $1.6 billion in certain low interest debt to generate earnings to apply toward the reduction of the COVID-19 regulatory asset, as well as to conduct additional outside right-of-way vegetation management activities and fund the minor storm reserve account. In that filing, Entergy Louisiana proposed to delay repayment of certain shorter-term first mortgage bonds that were issued to finance storm restoration costs until the costs could be securitized, and to invest the funds that otherwise would be used to repay those bonds in the money pool to take advantage of the spread between prevailing interest rates on investments in the money pool and the interest rates on the bonds. The LPSC approved Entergy Louisiana’s requested relief in June 2023. In November 2024, Entergy Louisiana submitted a filing to the LPSC requesting that the LPSC review Entergy Louisiana’s computation of the COVID-19 regulatory asset as well as Entergy Louisiana’s proposal to offset the regulatory asset against the net interest earned on the short-term debt funds, resulting in no increased costs to customers. In granting Entergy Louisiana’s requested relief in June 2023, the LPSC ordered that any amount of earnings exceeding the amount of the COVID-19 regulatory asset be transferred to Entergy Louisiana’s storm reserve escrow account. In May 2025 the LPSC staff filed direct testimony finding that Entergy Louisiana had complied with the relevant orders and recommending approval of the requested treatment. In June 2025, Entergy Louisiana and the LPSC staff filed a joint motion requesting a hearing for the admission of an uncontested stipulated settlement agreement in the matter. A settlement hearing took place in July 2025. The LPSC voted to approve the settlement at its September 2025 meeting and issued an order accepting the settlement in October 2025. Pursuant to the terms of the approved settlement, in third quarter 2025 Entergy Louisiana offset the COVID-19 regulatory asset with a regulatory liability for the deferred earnings related to certain low interest debt, as described above.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

In June 2025 the NRC placed Waterford 3 in Column 2, effective second quarter 2025, based on the failure to properly develop and implement adequate maintenance instructions for the fuel linkage connection to the mechanical governor for an emergency diesel generator. In September 2025, Waterford 3 successfully completed the supplemental inspection related to the issue. Waterford 3 will return to Column 1, effective third quarter 2025, pending receipt of the NRC’s formal inspection report.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,633,050	$1,464,627	$4,400,500	$3,898,864
Natural gas	147	13,466	44,307	57,793
TOTAL	1,633,197	1,478,093	4,444,807	3,956,657

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	457,405	328,444	997,513	815,102
Purchased power	191,852	147,281	750,819	514,429
Nuclear refueling outage expenses	10,260	19,617	43,440	57,171
Other operation and maintenance	288,595	266,743	821,819	802,890
Decommissioning	19,857	20,340	58,882	60,065
Taxes other than income taxes	70,661	52,006	204,892	192,474
Depreciation and amortization	204,742	193,422	604,206	573,827
Other regulatory charges (credits) - net	(38,283)	(18,689)	(147,431)	93,255
TOTAL	1,205,089	1,009,164	3,334,140	3,109,213

OPERATING INCOME	428,108	468,929	1,110,667	847,444

OTHER INCOME
Allowance for equity funds used during construction	17,780	8,653	51,456	23,460
Interest and investment income	63,095	34,182	117,782	112,374
Interest and investment income - affiliated	74,351	77,877	226,117	238,356
Miscellaneous - net	(42,636)	(38,689)	(59,362)	(106,510)
TOTAL	112,590	82,023	335,993	267,680

INTEREST EXPENSE
Interest expense	121,008	101,842	358,866	297,573
Allowance for borrowed funds used during construction	(6,498)	(2,988)	(19,374)	(8,058)
TOTAL	114,510	98,854	339,492	289,515

INCOME BEFORE INCOME TAXES	426,188	452,098	1,107,168	825,609

Income taxes	83,299	102,303	209,902	161,977

NET INCOME	342,889	349,795	897,266	663,632

Net income attributable to noncontrolling interests	731	775	2,228	2,358

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$342,158	$349,020	$895,038	$661,274

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)

Net Income	$342,889	$349,795	$897,266	$663,632

Other comprehensive loss
Pension and other postretirement adjustment (net of tax benefit of $618, $746, $3,225, and $2,237)	(1,818)	(2,024)	(4,921)	(6,071)
Other comprehensive loss	(1,818)	(2,024)	(4,921)	(6,071)

Comprehensive Income	341,071	347,771	892,345	657,561
Net income attributable to noncontrolling interests	731	775	2,228	2,358
Comprehensive Income Applicable to Member’s Equity	$340,340	$346,996	$890,117	$655,203

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$897,266	$663,632
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	725,547	694,525
Deferred income taxes, tax credits, and non-current taxes accrued	466,155	173,820
Changes in working capital:
Receivables	(130,177)	(212,759)
Fuel inventory	14,049	7,580
Accounts payable	77,648	(54,722)
Taxes accrued	45,112	140,193
Interest accrued	(51,451)	(15,338)
Deferred fuel costs	7,455	61,893
Other working capital accounts	(24,705)	(254,340)
Changes in provisions for estimated losses	(19,742)	11,205
Changes in other regulatory assets	105,800	(92,733)
Changes in other regulatory liabilities	(89,444)	384,975
Changes in pension and other postretirement funded status	(31,098)	(33,849)
Other	(230,040)	(153,666)
Net cash flow provided by operating activities	1,762,375	1,320,416
INVESTING ACTIVITIES
Construction expenditures	(2,176,426)	(1,031,418)
Allowance for equity funds used during construction	38,486	23,460
Payment for purchase of assets	(41,435)	—
Proceeds from sale of business and assets	203,330	1,495
Nuclear fuel purchases	(139,361)	(74,597)
Proceeds from sale of nuclear fuel	17,240	63,197
Payments to storm reserve escrow account	(7,530)	(9,843)
Receipt from storm reserve escrow account	33,456	—
Redemption of preferred membership interests of affiliate	202,517	194,604
Proceeds from nuclear decommissioning trust fund sales	485,421	554,371
Investment in nuclear decommissioning trust funds	(535,139)	(600,068)
Changes in money pool receivable - net	(64,794)	(10,473)
Insurance proceeds received for property damages	—	7,907
Decrease (increase) in other investments	(36,960)	35
Net cash flow used in investing activities	(2,021,195)	(881,330)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,821,175	2,650,002
Retirement of long-term debt	(1,302,628)	(2,199,926)
Change in money pool payable - net	—	(156,166)
Customer advances received for construction	583,479	121,441
Customer advances used for construction	(241,142)	(85,563)
Common equity distributions paid	(546,250)	(664,100)
Other	(6,676)	(6,207)
Net cash flow provided by (used in) financing activities	307,958	(340,519)

Net increase in cash and cash equivalents	49,138	98,567
Cash and cash equivalents at beginning of period	327,102	2,772
Cash and cash equivalents at end of period	$376,240	$101,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$403,534	$306,589
Income taxes - net (includes production tax credit sale proceeds of $146,355 in 2025 and $— in 2024)	($146,355)	$58
Noncash investing activities:
Accrued construction expenditures	$242,395	$102,761

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,681	$327
Temporary cash investments	374,559	326,775
Total cash and cash equivalents	376,240	327,102
Accounts receivable:
Customer	395,875	294,089
Allowance for doubtful accounts	(7,554)	(3,036)
Associated companies	184,496	103,055
Other	67,234	39,056
Accrued unbilled revenues	201,110	213,026
Total accounts receivable	841,161	646,190
Fuel inventory - at average cost	36,168	49,515
Materials and supplies	759,659	782,459
Deferred nuclear refueling outage costs	50,960	31,121
Current assets held for sale	—	2,474
Prepayments and other	374,068	84,236
TOTAL	2,438,256	1,923,097

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,054,480	4,256,997
Decommissioning trust funds	2,701,311	2,429,088
Non-utility property - at cost (less accumulated depreciation)	454,756	410,611
Storm reserve escrow account	230,792	256,718
Other	10,051	9,749
TOTAL	7,451,390	7,363,163

UTILITY PLANT
Electric	29,981,521	28,736,547
Natural gas	—	33,775
Construction work in progress	1,629,311	761,090
Nuclear fuel	319,575	288,084
TOTAL UTILITY PLANT	31,930,407	29,819,496
Less - accumulated depreciation and amortization	11,152,062	10,794,817
UTILITY PLANT - NET	20,778,345	19,024,679

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,541,114	1,637,967
Deferred fuel costs	168,122	168,122
Non-current assets held for sale	—	173,669
Other	84,503	57,853
TOTAL	1,793,739	2,037,611

TOTAL ASSETS	$32,461,730	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$320,000	$300,000
Accounts payable:
Associated companies	106,641	108,688
Other	713,371	533,087
Customer deposits	173,264	169,544
Taxes accrued	74,127	29,002
Interest accrued	68,735	120,186
Deferred fuel costs	12,149	5,421
Customer advances	346,421	151,662
Other	110,666	96,426
TOTAL	1,925,374	1,514,016

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,988,563	2,477,954
Accumulated deferred investment tax credits	85,303	88,679
Regulatory liability for income taxes - net	330,393	355,432
Other regulatory liabilities	1,634,337	1,692,547
Decommissioning	1,908,427	1,842,855
Accumulated provisions	259,881	279,623
Pension and other postretirement liabilities	144,578	160,577
Long-term debt	10,070,778	9,566,453
Customer advances for construction	634,179	291,842
Other	536,546	479,178
TOTAL	18,592,985	17,235,140

Commitments and Contingencies

EQUITY
Member’s equity	11,851,780	11,503,030
Accumulated other comprehensive income	48,737	53,658
Noncontrolling interests	42,854	42,706
TOTAL	11,943,371	11,599,394

TOTAL LIABILITIES AND EQUITY	$32,461,730	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519

Net income	795	181,928	—	182,723
Other comprehensive loss	—	—	(2,024)	(2,024)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(97,500)	—	(97,500)
Distributions to LURC	(858)	—	—	(858)
Other	—	(43)	—	(43)
Balance at March 31, 2024	45,044	11,558,975	52,774	11,656,793

Net income	788	130,326	—	131,114
Other comprehensive loss	—	—	(2,023)	(2,023)
Common equity distributions	—	(566,600)	—	(566,600)
Distributions to LURC	(299)	—	—	(299)
Other	—	(40)	—	(40)
Balance at June 30, 2024	45,533	11,122,661	50,751	11,218,945

Net income	775	349,020	—	349,795
Other comprehensive loss	—	—	(2,024)	(2,024)
Distributions to LURC	(842)	—	—	(842)
Other	—	(11)	—	(11)
Balance at September 30, 2024	$45,466	$11,471,670	$48,727	$11,565,863

Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394

Net income	752	253,445	—	254,197
Other comprehensive loss	—	—	(971)	(971)
Common equity distributions	—	(36,250)	—	(36,250)
Distributions to LURC	(888)	—	—	(888)
Other	—	(12)	—	(12)
Balance at March 31, 2025	42,570	11,720,213	52,687	11,815,470

Net income	745	299,435	—	300,180
Other comprehensive loss	—	—	(2,132)	(2,132)
Common equity distributions	—	(458,750)	—	(458,750)
Distributions to LURC	(319)	—	—	(319)
Other	—	(12)	—	(12)
Balance at June 30, 2025	42,996	11,560,886	50,555	11,654,437

Net income	731	342,158	—	342,889
Other comprehensive loss	—	—	(1,818)	(1,818)
Common equity distributions	—	(51,250)	—	(51,250)
Distributions to LURC	(873)	—	—	(873)
Other	—	(14)	—	(14)
Balance at September 30, 2025	$42,854	$11,851,780	$48,737	$11,943,371

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2025 Compared to Third Quarter 2024

Net income increased $33.7 million primarily due to $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement, higher other income, higher volume/weather, and higher retail electric price, partially offset by higher interest expense and higher other operation and maintenance expenses.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net income increased $57.8 million primarily due to higher retail electric price, higher other income, higher volume/weather, and $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement. The increase was partially offset by higher other operation and maintenance expenses, a regulatory charge, recorded in the first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance, higher interest expense, and higher taxes other than income taxes.

Operating Revenues

Third Quarter 2025 Compared to Third Quarter 2024

Following is an analysis of the change in operating revenues comparing the third quarter 2025 to the third quarter 2024:

Amount
(In Millions)
2024 operating revenues	$508.2
Fuel, rider, and other revenues that do not significantly affect net income	32.7
Purchased power agreement termination proceeds	15.0
Volume/weather	12.5
Retail electric price	8.7
2025 operating revenues	$577.1

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The purchased power agreement termination proceeds variance represents $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the technology and primary metals industries.

The retail electric price variance is primarily due to an increase in formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2025. See Note 2 to the financial statements herein for discussion of the interim facilities rate adjustment.

Total electric energy sales for Entergy Mississippi for the three months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,810	1,774	2
Commercial	1,394	1,380	1
Industrial	743	647	15
Governmental	116	113	3
Total retail	4,063	3,914	4
Sales for resale:
Non-associated companies	1,605	1,287	25
Total	5,668	5,201	9

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Amount
(In Millions)
2024 operating revenues	$1,365.9
Fuel, rider, and other revenues that do not significantly affect net income	33.6
Retail electric price	47.0
Volume/weather	31.2
Purchased power agreement termination proceeds	15.0
2025 operating revenues	$1,492.7

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2024 and July 2024 and an increase in formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing, and see Note 2 to the financial statements herein for discussion of the interim facilities rate adjustment.

Entergy Mississippi, LLC and Subsidiaries
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

The purchased power agreement termination proceeds variance represents $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

Total electric energy sales for Entergy Mississippi for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	4,428	4,317	3
Commercial	3,568	3,554	—
Industrial	1,915	1,736	10
Governmental	305	304	—
Total retail	10,216	9,911	3
Sales for resale:
Non-associated companies	4,024	4,244	(5)
Total	14,240	14,155	1

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Third Quarter 2025 Compared to Third Quarter 2024

Other operation and maintenance expenses increased primarily due to:

•an increase of $10.1 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $1.8 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2025 as compared to 2024; and
•an increase of $1.5 million in compensation and benefits costs primarily due to higher incentive-based accruals in 2025 as compared to 2024.

The increase was partially offset by a decrease of $5.2 million in storm damage provisions and contract costs of $2.3 million, in third quarter 2024, related to operational performance, customer service, and organizational health initiatives. See Note 2 to the financial statements in the Form 10-K for discussion of the storm damage mitigation and restoration rider.

Taxes other than income taxes increased primarily due to increases in local franchise taxes as a result of higher retail revenues in 2025 as compared to 2024 and increases in ad valorem taxes resulting from higher assessments.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Other income increased primarily due to:

•an increase in the allowance for equity funds used during construction due to higher construction in progress in 2025, including the Vicksburg Advanced Power Station project;
•an increase of $3.7 million in interest earned on money pool investments; and
•an increase of $2.4 million in the amortization of tax gross ups on customer advances for construction.

Interest expense increased primarily due to the issuance of $600 million of 5.80% Series mortgage bonds in March 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Other operation and maintenance expenses increased primarily due to:

•an increase of $21.9 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $4.8 million in bad debt expense; and
•an increase of $4.6 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for discussion of the storm damage mitigation and restoration rider.

The increase was partially offset by contract costs of $6 million in 2024 related to operational performance, customer service, and organizational health initiatives.

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

Other income increased primarily due to:

•an increase of $10 million in interest earned on money pool investments;
•an increase of $10 million in the amortization of tax gross ups on customer advances for construction; and
•an increase in the allowance for equity funds used during construction due to higher construction in progress in 2025, including the Vicksburg Advanced Power Station project.

Interest expense increased primarily due to the issuance of $600 million of 5.80% Series mortgage bonds in March 2025, the issuance of $300 million of 5.85% Series mortgage bonds in May 2024, and carrying costs of $10.8 million in 2025 on customer advances for construction.

Income Taxes

The effective income tax rates were 24.1% for the third quarter 2025 and 23.9% for the nine months ended September 30, 2025. The differences in the effective income tax rates for the third quarter 2025 and the nine months ended September 30, 2025 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$155,693	$6,630

Net cash provided by (used in):
Operating activities	559,353	448,253
Investing activities	(1,121,132)	(481,457)
Financing activities	734,761	63,707
Net increase in cash and cash equivalents	172,982	30,503

Cash and cash equivalents at end of period	$328,675	$37,133

Operating Activities

Net cash flow provided by operating activities increased $111.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•the receipt of $108.4 million in advance payments related to customer agreements in 2025, which are recorded as current liabilities and included within changes in other working capital accounts;
•higher collections from customers, including $25 million of deferred revenue in 2025; and
•the receipt of a $15 million liquidated damages payment in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

The increase was partially offset by the timing of payments to vendors and higher fuel and purchased power payments. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $639.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•an increase of $592.1 million in non-nuclear generation construction expenditures primarily due to higher spending on the Delta Blues Advanced Power Station project, the Vicksburg Advanced Power Station project, the Penton Solar project, the Traceview Advanced Power Station project, and the Delta Solar project;

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•money pool activity; and
•an increase of $27 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system.

The increase was partially offset by:

•a decrease of $16.7 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025;
•a decrease of $12.9 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025; and
•the receipt of a $14.5 million payment for the partial sale of transmission rights and excess land related to the sale of Entergy Mississippi’s interest in the Independence power plant in third quarter 2025.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $68.9 million for the nine months ended September 30, 2025 compared to increasing $3.4 million for the nine months ended September 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $671.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•the issuance of $600 million of 5.80% Series mortgage bonds in March 2025;
•an increase of $93.8 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements;
•the repayment, prior to maturity, of $100 million of 3.75% Series mortgage bonds in June 2024;
•money pool activity;
•a capital contribution of $62.5 million received from Entergy Corporation in February 2025 in order to maintain Entergy Mississippi’s capital structure; and
•$44.6 million in common equity distributions paid in 2024 in order to maintain Entergy Mississippi’s capital structure.

The increase was partially offset by the issuance of $300 million of 5.85% Series mortgage bonds in May 2024.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $73.8 million for the nine months ended September 30, 2024.

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

	September 30, 2025	December 31, 2024
Debt to capital	52.8%	50.4%
Effect of subtracting cash	(2.9%)	(1.6%)
Net debt to net capital (non-GAAP)	49.9%	48.8%

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

Entergy Mississippi is developing its capital investment plan for 2026 through 2029 and currently anticipates making $5.5 billion in capital investments during that period, including $2.2 billion in 2026, $1.7 billion in 2027, $0.9 billion in 2028, and $0.7 billion in 2029. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Mississippi’s portfolio, as well as to support customer growth, including Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, and Vicksburg Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Mississippi is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
(In Thousands)
$84,151	$15,218	$3,400	($73,769)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2030. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of September 30, 2025, $103.9 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Traceview Advanced Power Station

Entergy Mississippi plans to construct, own, and operate the Traceview Advanced Power Station, a 754 MW combined cycle combustion turbine facility to be located in the City of Ridgeland, Madison County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Traceview Advanced Power Station is expected to cost in excess of $1 billion. The facility is expected to be in service in 2029.

Vicksburg Advanced Power Station

In October 2025, Entergy Mississippi announced plans to construct, own, and operate the Vicksburg Advanced Power Station, a 754 MW combined-cycle combustion turbine facility, to be located in the City of Vicksburg, Warren County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Vicksburg Advanced Power Station is expected to cost in excess of $1 billion. The facility is expected to be in service in 2028.

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

Interim Facilities Rate Adjustments to the Formula Rate Plan

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

Entergy Mississippi, LLC and Subsidiaries
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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$577,132	$508,171	$1,492,716	$1,365,921

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	55,639	43,223	134,751	225,050
Purchased power	102,140	85,939	280,311	220,441
Other operation and maintenance	92,577	86,016	256,443	224,922
Taxes other than income taxes	51,641	48,461	138,951	124,267
Depreciation and amortization	69,081	68,167	205,543	201,215
Other regulatory charges (credits) - net	19,796	26,844	72,150	30,226
TOTAL	390,874	358,650	1,088,149	1,026,121

OPERATING INCOME	186,258	149,521	404,567	339,800

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,492	1,227	15,904	6,239
Interest and investment income	5,126	338	13,996	1,479
Miscellaneous - net	(306)	(5,626)	3,011	(9,019)
TOTAL	10,312	(4,061)	32,911	(1,301)

INTEREST EXPENSE
Interest expense	37,912	28,109	110,632	83,005
Allowance for borrowed funds used during construction	(2,054)	(468)	(6,036)	(2,419)
TOTAL	35,858	27,641	104,596	80,586

INCOME BEFORE INCOME TAXES	160,712	117,819	332,882	257,913

Income taxes	38,672	29,436	79,704	62,533

NET INCOME	122,040	88,383	253,178	195,380

Net income (loss) attributable to noncontrolling interest	66	(3,584)	(2,825)	(7,619)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$121,974	$91,967	$256,003	$202,999

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$253,178	$195,380
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	205,543	201,215
Deferred income taxes, tax credits, and non-current taxes accrued	27,643	57,459
Changes in assets and liabilities:
Receivables	(54,324)	(34,116)
Fuel inventory	(6,055)	2,335
Accounts payable	(10,353)	(484)
Taxes accrued	32,390	(14,571)
Interest accrued	32,568	12,855
Deferred fuel costs	(103,852)	13,938
Other working capital accounts	83,123	(20,790)
Provisions for estimated losses	(1,350)	(4,534)
Other regulatory assets	71,677	30,049
Other regulatory liabilities	2,850	18,346
Pension and other postretirement funded status	(8,418)	(12,703)
Other assets and liabilities	34,733	3,874
Net cash flow provided by operating activities	559,353	448,253

INVESTING ACTIVITIES
Construction expenditures	(1,074,274)	(484,952)
Allowance for equity funds used during construction	7,679	6,239
Proceeds from sale of assets	14,469	—
Changes in money pool receivable - net	(68,933)	(3,400)
Receipt from storm reserve escrow account	—	736
Increase in other investments	(73)	(80)
Net cash flow used in investing activities	(1,121,132)	(481,457)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	592,562	396,032
Retirement of long-term debt	—	(200,000)
Capital contribution from parent	62,500	—
Change in money pool payable - net	—	(73,769)
Customer advances received for construction	159,955	8,552
Customer advances used for construction	(78,170)	(20,546)
Common equity distributions paid	—	(44,633)
Other	(2,086)	(1,929)
Net cash flow provided by financing activities	734,761	63,707

Net increase in cash and cash equivalents	172,982	30,503
Cash and cash equivalents at beginning of period	155,693	6,630
Cash and cash equivalents at end of period	$328,675	$37,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$76,202	$68,370
Income taxes - net	$—	$2,356
Noncash investing activities:
Accrued construction expenditures	$51,995	$33,632

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$687	$184
Temporary cash investments	327,988	155,509
Total cash and cash equivalents	328,675	155,693
Accounts receivable:
Customer	150,312	97,609
Allowance for doubtful accounts	(3,494)	(2,172)
Associated companies	93,324	23,909
Other	20,369	25,148
Accrued unbilled revenues	82,980	75,740
Total accounts receivable	343,491	220,234
Fuel inventory - at average cost	21,018	14,963
Materials and supplies	119,155	113,256
Prepayments and other	37,092	19,764
TOTAL	849,431	523,910

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,471	4,482
Other	951	880
TOTAL	5,422	5,362

UTILITY PLANT
Electric	8,133,759	7,860,409
Construction work in progress	1,106,207	487,273
TOTAL UTILITY PLANT	9,239,966	8,347,682
Less - accumulated depreciation and amortization	2,630,538	2,511,091
UTILITY PLANT - NET	6,609,428	5,836,591

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	454,170	525,847
Other	106,097	97,260
TOTAL	560,267	623,107

TOTAL ASSETS	$8,024,548	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$56,960	$58,087
Other	185,297	283,755
Customer deposits	97,734	94,009
Taxes accrued	211,414	179,024
Interest accrued	53,235	20,667
Deferred fuel costs	22,464	126,316
Customer advances	98,654	—
Other	24,587	20,720
TOTAL	750,345	782,578

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	907,175	870,116
Accumulated deferred investment tax credits	13,128	13,446
Regulatory liability for income taxes - net	173,317	180,851
Other regulatory liabilities	69,928	59,544
Asset retirement cost liabilities	26,174	25,110
Accumulated provisions	45,850	47,200
Long-term debt	3,020,984	2,427,073
Customer advances for construction	194,403	112,618
Other	98,578	61,446
TOTAL	4,549,537	3,797,404

Commitments and Contingencies

EQUITY
Member's equity	2,719,289	2,400,786
Noncontrolling interest	5,377	8,202
TOTAL	2,724,666	2,408,988

TOTAL LIABILITIES AND EQUITY	$8,024,548	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214

Net income (loss)	(2,302)	29,734	27,432
Balance at March 31, 2024	16,451	2,219,195	2,235,646

Net income (loss)	(1,733)	81,298	79,565
Common equity distributions	—	(22,300)	(22,300)
Balance at June 30, 2024	14,718	2,278,193	2,292,911

Net income (loss)	(3,584)	91,967	88,383
Common equity distributions	—	(22,333)	(22,333)
Balance at September 30, 2024	$11,134	$2,347,827	$2,358,961

Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988

Net income (loss)	(2,479)	49,345	46,866
Capital contribution from parent	—	62,500	62,500
Balance at March 31, 2025	5,723	2,512,631	2,518,354

Net income (loss)	(412)	84,684	84,272
Balance at June 30, 2025	5,311	2,597,315	2,602,626

Net income	66	121,974	122,040
Balance at September 30, 2025	$5,377	$2,719,289	$2,724,666

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2025 Compared to Third Quarter 2024

Net income decreased $18.5 million primarily due to a $12.8 million ($9.6 million net-of-tax) charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered, and lower volume/weather. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net income increased $39.5 million primarily due to a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. The increase was partially offset by a $12.8 million ($9.6 million net-of-tax) charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered, and higher interest expense. See Note 3 to the financial statements in the Form 10-K for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Operating Revenues

Third Quarter 2025 Compared to Third Quarter 2024

Following is an analysis of the change in operating revenues comparing the third quarter 2025 to the third quarter 2024:

Amount
(In Millions)
2024 operating revenues	$232.5
Fuel, rider, and other revenues that do not significantly affect net income	15.0
Effect of sale of natural gas distribution business	(18.8)
Volume/weather	(7.4)
Retail electric price	(1.0)
2025 operating revenues	$220.3

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues in third quarter 2025 as a result of the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage and a decrease in commercial usage, partially offset by the effect of more favorable weather on residential sales.

The retail electric price variance is primarily due to a decrease in formula rate plan rates effective September 2025 in accordance with the terms of the 2025 formula rate plan filing, partially offset by an increase in formula rate plan rates effective September 2024 in accordance with the terms of the 2024 formula rate plan filing. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the formula rate plan filings.

Total electric energy sales for Entergy New Orleans for the three months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	766	778	(2)
Commercial	605	614	(1)
Industrial	116	114	2
Governmental	217	232	(6)
Total retail	1,704	1,738	(2)
Sales for resale:
Non-associated companies	762	426	79
Total	2,466	2,164	14

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Amount
(In Millions)
2024 operating revenues	$624.8
Fuel, rider, and other revenues that do not significantly affect net income	6.7
Effect of sale of natural gas distribution business	(18.8)
Volume/weather	(3.7)
Retail electric price	2.4
2025 operating revenues	$611.4

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues in third quarter 2025 as a result of the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

The volume/weather variance is primarily due to a decrease in commercial usage.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective September 2024 in accordance with the terms of the 2024 formula rate plan filing, partially offset by a decrease in formula rate plan rates effective September 2025 in accordance with the terms of the 2025 formula rate plan filing. See Note 2 to the financial statements herein in the Form 10-K for discussion of the formula rate plan filings.

Total electric energy sales for Entergy New Orleans for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	1,893	1,866	1
Commercial	1,578	1,600	(1)
Industrial	293	307	(5)
Governmental	589	606	(3)
Total retail	4,353	4,379	(1)
Sales for resale:
Non-associated companies	1,114	1,407	(21)
Total	5,467	5,786	(6)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Third Quarter 2025 Compared to Third Quarter 2024

Other operation and maintenance expenses decreased primarily due to a decrease of $3.2 million in gas operations expenses resulting from the absence of expenses in third quarter 2025 and a $2.4 million gain, recorded in third quarter 2025, both resulting from the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Asset write-offs includes a $12.8 million charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation and amortization expenses associated with natural gas plant in service in third quarter 2025 as a result of the sale of the

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Interest expense increased primarily due to an increase of $2.1 million in carrying costs on regulatory liability balances.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $3.2 million in gas operations expenses resulting from the absence of expenses in third quarter 2025 and a $2.4 million gain, recorded in third quarter 2025, both as a result of the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025;
•contract costs of $2.7 million in 2024 related to operational performance, customer service, and organizational health initiatives; and
•$1.8 million in costs recognized in 2024 related to credits provided to customers as part of the rate mitigation plan approved in the settlement of the 2023 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

The decrease was partially offset by:

•an increase of $1.7 million in energy efficiency expenses primarily due to higher energy efficiency costs, partially offset by the timing of recovery from customers; and
•an increase of $1.2 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024.

Asset write-offs includes a $12.8 million charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Depreciation and amortization expenses remained relatively unchanged primarily due to additions to plant in service, substantially offset by the absence of depreciation and amortization expenses associated with natural gas plant in service in third quarter 2025 as a result of the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

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

Other income decreased primarily due to the deferral of certain other postretirement benefit expense credits, effective September 2024, in accordance with the terms of the 2024 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing and Note 11 to the financial statements in the Form 10-K for discussion of the other postretirement benefits accounting treatment.

Interest expense increased primarily due to an increase of $8.8 million in carrying costs on regulatory liability balances.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Income Taxes

The effective income tax rate was 25.5% for the third quarter 2025. The difference in the effective income tax rate for the third quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by the amortization of excess accumulated deferred income taxes.

The effective income tax rate was 24.6% for the nine months ended September 30, 2025. The difference in the effective income tax rate for the nine months ended September 30, 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Sale of Natural Gas Distribution Business

See Note 13 to the financial statements herein and the “Held For Sale - Natural Gas Distribution Businesses” section in Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$31,777	$26

Net cash provided by (used in):
Operating activities	97,801	123,928
Investing activities	156,869	(124,564)
Financing activities	(217,747)	35,123
Net increase in cash and cash equivalents	36,923	34,487

Cash and cash equivalents at end of period	$68,700	$34,513

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $26.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the timing of payments to vendors and higher fuel and purchased power payments and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Entergy New Orleans’s investing activities provided $156.9 million of cash for the nine months ended September 30, 2025 compared to using $124.6 million of cash for the nine months ended September 30, 2024 primarily due to the following activity:

•the receipt of $288.3 million in proceeds from the sale of the natural gas distribution business on July 1, 2025. See Note 13 to the financial statements herein for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025;
•a decrease of $13.7 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2025;
•the receipt of $10.3 million from the storm reserve escrow account in 2025. See “Uses and Sources of Capital - Hurricane Francine” below for discussion of the Hurricane Francine proceeding;
•an increase of $19.5 million in non-nuclear generation construction expenditures primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024; and
•money pool activity.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased by $14.7 million for the nine months ended September 30, 2025 compared to increasing by $3.6 million for the nine months ended September 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities used $217.7 million of cash for the nine months ended September 30, 2025 compared to providing $35.1 million of cash for the nine months ended September 30, 2024 primarily due to the following activity:

•the issuances of $65 million of 6.41% Series mortgage bonds, $50 million of 6.54% Series mortgage bonds, and $35 million of 6.25% Series mortgage bonds, each in May 2024;
•$140 million in common equity distributions paid in 2025 in order to maintain Entergy New Orleans’s capital structure;
•the repayment, at maturity, of $78 million of 3.00% Series mortgage bonds in March 2025;
•the repayment, at maturity, of an $85 million unsecured term loan in June 2024; and
•money pool activity.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $21.7 million for the nine months ended September 30, 2024.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	September 30, 2025	December 31, 2024
Debt to capital	52.1%	51.5%
Effect of subtracting cash	(2.8%)	(1.1%)
Net debt to net capital (non-GAAP)	49.3%	50.4%

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

Entergy New Orleans is developing its capital investment plan for 2026 through 2029 and currently anticipates making $785 million in capital investments during that period, including $225 million in 2026, $160 million in 2027, $185 million in 2028, and $215 million in 2029. In addition to routine capital spending to maintain operations, the preliminary estimate includes distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy New Orleans is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
(In Thousands)
$17,843	$3,146	$3,601	($21,651)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2025, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hurricane Francine

In September 2024, Hurricane Francine caused damage to the areas served by Entergy New Orleans. The storm resulted in widespread power outages, primarily due to damage to distribution infrastructure as a result of strong winds and heavy rain, and the loss of sales during the power outages. In December 2024, in accordance with the terms of its storm recovery reserve escrow agreement, Entergy New Orleans transmitted to the City Council a notice of intent to withdraw up to $20 million in estimated storm costs resulting from Hurricane Francine from its storm recovery reserve escrow account, subject to the City Council’s certification of those costs. In January 2025, the City Council authorized the withdrawal, and in February 2025, Entergy New Orleans withdrew $10.3 million from its storm recovery reserve escrow account. In October 2025, Entergy New Orleans withdrew an additional $2.8 million from its storm recovery reserve escrow account. Also in October 2025, Entergy New Orleans submitted an application to the City Council seeking certification that the approximately $13.1 million in storm restoration costs associated with Hurricane Francine were reasonable, necessary, and prudently incurred.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

Retail Rates

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% compared to the authorized return on equity of 9.35%. Without adjustments, this would have resulted in a decrease in electric rates of $13.8 million. The decrease in electric rates was driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commenced the previously authorized recovery of certain regulatory costs and requested a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
proposed adjustments, the filing presented a decrease in authorized electric revenues of $8.6 million. The City Council’s advisors issued their report in July 2025 seeking a reduction in Entergy New Orleans’s requested electric formula rate plan revenues of approximately $7.2 million due to certain proposed cost realignments and disallowances, of which $4.1 million is associated with Entergy New Orleans’s proposed implementation, on a revenue neutral basis, of a proposed reduction in customer late fees. The City Council’s advisors also proposed rate mitigation in the amount of $4.4 million through offsets to the formula rate plan funded by certain regulatory liabilities. In August 2025 the City Council approved an agreement to settle the 2025 formula rate plan filing. Effective with the first billing cycle of September 2025, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate implementation. The electric formula rate plan decrease implemented was $19.2 million.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$220,290	$213,663	$542,996	$549,268
Natural gas	8	18,852	68,357	75,549
TOTAL	220,298	232,515	611,353	624,817

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	33,798	19,385	72,707	68,524
Purchased power	67,849	67,947	204,716	192,647
Other operation and maintenance	36,341	42,500	119,268	127,552
Asset write-offs	12,795	—	12,795	—
Taxes other than income taxes	15,454	16,509	45,326	46,118
Depreciation and amortization	19,064	21,199	63,267	63,243
Other regulatory charges (credits) - net	(3,786)	1,738	(10,376)	84,917
TOTAL	181,515	169,278	507,703	583,001

OPERATING INCOME	38,783	63,237	103,650	41,816

OTHER INCOME
Allowance for equity funds used during construction	491	572	1,291	1,461
Interest and investment income	1,172	421	1,774	878
Miscellaneous - net	(1,001)	(298)	(2,374)	54
TOTAL	662	695	691	2,393

INTEREST EXPENSE
Interest expense	11,972	10,600	37,683	30,936
Allowance for borrowed funds used during construction	(270)	(238)	(709)	(609)
TOTAL	11,702	10,362	36,974	30,327

INCOME BEFORE INCOME TAXES	27,743	53,570	67,367	13,882

Income taxes	7,080	14,438	16,563	2,597

NET INCOME	$20,663	$39,132	$50,804	$11,285

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$50,804	$11,285
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	63,267	63,243
Deferred income taxes, tax credits, and non-current taxes accrued	9,979	(890)
Asset write-offs	12,795	—
Changes in assets and liabilities:
Receivables	(8,667)	(124,000)
Fuel inventory	3,961	20
Accounts payable	(7,430)	(885)
Prepaid taxes and taxes accrued	8,564	3,470
Interest accrued	1,326	2,608
Deferred fuel costs	4,053	(626)
Other working capital accounts	(3,290)	(5,129)
Provisions for estimated losses	(10,156)	4,101
Other regulatory assets	48,029	10,139
Other regulatory liabilities	(41,353)	169,542
Pension and other postretirement funded status	10,393	(7,009)
Other assets and liabilities	(44,474)	(1,941)
Net cash flow provided by operating activities	97,801	123,928

INVESTING ACTIVITIES
Construction expenditures	(127,504)	(119,271)
Allowance for equity funds used during construction	1,291	1,461
Changes in money pool receivable - net	(14,697)	(3,601)
Receipt from storm reserve escrow account	10,333	—
Payments to storm reserve escrow account	(2,450)	(4,014)
Proceeds from sale of business	288,285	—
Changes in securitization account	1,611	861
Net cash flow provided by (used in) investing activities	156,869	(124,564)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	79,693	148,943
Retirement of long-term debt	(158,000)	(91,245)
Changes in money pool payable - net	—	(21,651)
Common equity distributions paid	(140,000)	—
Other	560	(924)
Net cash flow provided by (used in) financing activities	(217,747)	35,123

Net increase in cash and cash equivalents	36,923	34,487
Cash and cash equivalents at beginning of period	31,777	26
Cash and cash equivalents at end of period	$68,700	$34,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$35,553	$26,678
Income taxes - net	$—	$2,598
Noncash investing activities:
Accrued construction expenditures	$8,102	$3,422

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$223	$374
Temporary cash investments	68,477	31,403
Total cash and cash equivalents	68,700	31,777
Securitization recovery trust account	—	1,611
Accounts receivable:
Customer	78,961	65,731
Allowance for doubtful accounts	(4,515)	(6,735)
Associated companies	19,669	5,844
Other	5,414	9,467
Accrued unbilled revenues	31,438	33,296
Total accounts receivable	130,967	107,603
Fuel inventory - at average cost	150	320
Materials and supplies	30,313	25,516
Current assets held for sale	—	13,100
Prepayments and other	14,596	12,128
TOTAL	244,726	192,055

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	75,859	83,742
Other	9,600	832
TOTAL	85,459	84,574

UTILITY PLANT
Electric	2,216,707	2,160,165
Natural gas	—	43,279
Construction work in progress	50,474	18,269
TOTAL UTILITY PLANT	2,267,181	2,221,713
Less - accumulated depreciation and amortization	772,014	768,305
UTILITY PLANT - NET	1,495,167	1,453,408

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	108,914	133,261
Deferred fuel costs	4,080	4,080
Non-current assets held for sale	—	284,738
Other	76,528	71,037
TOTAL	189,522	493,116

TOTAL ASSETS	$2,014,874	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$85,000	$78,000
Payable due to associated company	1,140	1,140
Accounts payable:
Associated companies	45,195	45,479
Other	41,841	43,750
Customer deposits	30,262	28,834
Taxes accrued	17,350	8,786
Interest accrued	9,997	8,671
Deferred fuel costs	152	980
Other	11,820	14,427
TOTAL	242,757	230,067

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	212,371	201,541
Accumulated deferred investment tax credits	15,447	15,617
Regulatory liability for income taxes - net	15,058	15,000
Other regulatory liabilities	245,892	260,312
Accumulated provisions	80,137	90,293
Long-term debt	565,866	650,463
Long-term payable due to associated company	5,864	5,864
Other	23,077	56,395
TOTAL	1,163,712	1,295,485

Commitments and Contingencies

EQUITY
Member's equity	608,405	697,601
TOTAL	608,405	697,601

TOTAL LIABILITIES AND EQUITY	$2,014,874	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2023	$806,754

Net loss	(48,980)
Balance at March 31, 2024	757,774

Net income	21,133
Balance at June 30, 2024	778,907

Net income	39,132
Balance at September 30, 2024	$818,039

Balance at December 31, 2024	$697,601

Net income	12,099
Balance at March 31, 2025	709,700

Net income	18,042
Balance at June 30, 2025	727,742

Net income	20,663
Common equity distributions	(140,000)
Balance at September 30, 2025	$608,405

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2025 Compared to Third Quarter 2024

Net income increased $11.7 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses, higher purchased power costs related to the procurement of capacity through MISO’s annual planning resource auction, higher interest expense, and higher taxes other than income taxes.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net income increased $33.1 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by higher purchased power costs related to the procurement of capacity through MISO’s annual planning resource auction, higher taxes other than income taxes, higher interest expense, and higher depreciation and amortization expenses.

Operating Revenues

Third Quarter 2025 Compared to Third Quarter 2024

Following is an analysis of the change in operating revenues comparing the third quarter 2025 to the third quarter 2024:

Amount
(In Millions)
2024 operating revenues	$597.0
Fuel, rider, and other revenues that do not significantly affect net income	5.4
Retail electric price	23.3
Volume/weather	14.6
2025 operating revenues	$640.3

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and increases in the distribution cost recovery factor rider effective in December 2024 and June 2025. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase in industrial and residential usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the transportation, industrial gases, petroleum refining, and wood products industries, and an increase in demand

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
from small industrial customers, partially offset by a decrease in demand from co-generation customers. The increase in residential usage is primarily due to an increase in customers.

Total electric energy sales for Entergy Texas for the three months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	2,213	2,138	4
Commercial	1,479	1,455	2
Industrial	2,574	2,506	3
Governmental	73	71	3
Total retail	6,339	6,170	3
Sales for resale:
Non-associated companies	120	141	(15)
Total	6,459	6,311	2

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Amount
(In Millions)
2024 operating revenues	$1,560.6
Fuel, rider, and other revenues that do not significantly affect net income	(42.0)
Retail electric price	54.6
Volume/weather	40.7
2025 operating revenues	$1,613.9

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and increases in the distribution cost recovery factor rider effective in December 2024 and June 2025. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the transportation, wood products, petroleum refining, industrial gases, and primary metals industries, and an increase in demand from small industrial customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	5,514	5,205	6
Commercial	3,869	3,764	3
Industrial	7,355	6,996	5
Governmental	201	201	—
Total retail	16,939	16,166	5
Sales for resale:
Non-associated companies	264	487	(46)
Total	17,203	16,653	3

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Third Quarter 2025 Compared to Third Quarter 2024

Purchased power includes an increase in third quarter 2025 of $7.9 million in costs related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans to file for such a rider to recover future capacity procurement costs at the earliest opportunity in 2026.

Other operation and maintenance expenses increased primarily due to:

•an increase of $3.7 million in power delivery expenses primarily due to higher vegetation maintenance costs and a higher scope of work performed in 2025 as compared to 2024;
•an increase of $1.6 million in loss provisions;
•an increase of $1.5 million in bad debt expense; and
•several individually insignificant items.

The increase was partially offset by contract costs of $2.6 million, in third quarter 2024, related to operational performance, customer service, and organizational health initiatives.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Legend Power Station project and the Orange County Advanced Power Station project.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Interest expense increased primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025 and the issuance of $350 million of 5.55% Series mortgage bonds in August 2024, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Legend Power Station project and the Orange County Advanced Power Station project.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Purchased power includes an increase in 2025 of $28.9 million in costs related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans to file for such a rider to recover future capacity procurement costs at the earliest opportunity in 2026.

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.5 million in loss provisions;
•an increase of $3.3 million in bad debt expense;
•an increase of $2.7 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $1.9 million in transmission costs allocated by MISO;
•an increase of $1.4 million in insurance expense primarily due to higher premiums in 2025 as compared to 2024; and
•several individually insignificant items.

The increase was partially offset by:

•contract costs of $6.7 million in 2024 related to operational performance, customer service, and organizational health initiatives;
•a decrease of $5.1 million in non-nuclear generation expenses primarily due to a lower scope of work, including during plant outages, in 2025 as compared to 2024; and
•a decrease of $1.8 million in storm damage provisions.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes as a result of higher retail revenues in 2025 as compared to 2024.

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

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project, the Legend Power Station project, and the Lone Star Power Station project.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Interest expense increased primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025 and the issuance of $350 million of 5.55% Series mortgage bonds in August 2024, partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project, the Legend Power Station project, and the Lone Star Power Station project.

Income Taxes

The effective income tax rates were 18.3% for the third quarter 2025 and 17.2% for the nine months ended September 30, 2025. The differences in the effective income tax rates for the third quarter 2025 and the nine months ended September 30, 2025 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$184,997	$21,986

Net cash provided by (used in):
Operating activities	413,075	550,819
Investing activities	(1,201,029)	(576,495)
Financing activities	603,746	357,333
Net increase (decrease) in cash and cash equivalents	(184,208)	331,657

Cash and cash equivalents at end of period	$789	$353,643

Operating Activities

Net cash flow provided by operating activities decreased $137.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the timing of recovery of fuel and purchased power costs and higher fuel and purchased power payments and an increase of $23.2 million in interest paid. The decrease was partially offset by higher collections from customers, a decrease of $13.7 million in storm spending, and the timing of payments to vendors. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $624.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase of $458 million in non-nuclear generation construction expenditures primarily due to higher spending on the Lone Star Power Station project, the Legend Power Station project, and the Orange County Advanced Power Station project and money pool activity. The increase was partially offset by:

•proceeds of $41.4 million received from the transfer of assets related to the Segno Solar and Votaw Solar facilities from Entergy Texas to Entergy Louisiana in third quarter 2025. See “Uses and Sources of Capital - Segno Solar and Votaw Solar” below for discussion of the facilities and transfer;
•a decrease of $15.2 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025; and
•a decrease of $12.3 million in information technology capital expenditures primarily due to decreased spending on technology upgrade projects in 2025.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $18.5 million for the nine months ended September 30, 2025 compared to decreasing by $280.9 million for the nine months ended September 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $246.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025 and money pool activity. The increase was partially offset by the issuance of $350 million of 5.55% Series mortgage bonds in August 2024 and a decrease of $58.5 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased $142.2 million for the nine months ended September 30, 2025.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Texas is primarily due to the net issuance of long-term debt in 2025.

	September 30, 2025	December 31, 2024
Debt to capital	52.8%	51.6%
Effect of excluding securitization bonds	(1.4%)	(1.7%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	51.4%	49.9%
Effect of subtracting cash	—%	(1.5%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	51.4%	48.4%

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

Entergy Texas is developing its capital investment plan for 2026 through 2029 and currently anticipates making $6.5 billion in capital investments during that period, including $1.5 billion in 2026, $1.4 billion in 2027, $2.5 billion in 2028, and $1.1 billion in 2029. In addition to routine capital spending to maintain operations, the preliminary estimate includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station, Lone Star Power Station, and Legend Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

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

Entergy Texas is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidiaries, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
(In Thousands)
($142,209)	$18,504	$36,978	$317,882

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2030.  The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of September 30, 2025, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of September 30, 2025, $51.5 million in letters of credit were outstanding under one of Entergy Texas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Legend Power Station and Lone Star Power Station

As discussed in the Form 10-K, in June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple-cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, originally expected to be located in Liberty County, Texas. In March 2025, Entergy Texas filed testimony explaining that Entergy Texas planned to move forward with building the Lone Star Power Station on a more cost-effective alternative site in San Jacinto County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommends denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of AFUDC based on an adjusted weighted average cost of capital. Reply briefs were filed in May 2025. In June 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision, in which they recommended rejection of Entergy Texas’s application to construct the Legend Power Station and the Lone Star Power Station based upon their finding that Entergy Texas did not demonstrate the resources to be cost-effective alternatives to address the uncontested need for additional generation. In the alternative, the ALJs recommended that if the PUCT approves the resources, that conditions be imposed, including a deferral of the finding that the resources were prudently selected until Entergy Texas’s next rate case, a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, weatherization requirements, and a requirement that Entergy Texas obtain additional regulatory approvals prior to implementing hydrogen co-firing or carbon capture and storage. The ALJs’ proposal for decision is an interim step in the certification process, and it is not binding upon the PUCT. Entergy Texas filed exceptions in July 2025. In September 2025 the PUCT issued a decision granting the application, subject to conditions that include a cost cap at Entergy Texas’s previously-filed modified estimated costs of $1.6 billion for the Legend Power Station and $799 million for the Lone Star Power Station, weatherization requirements, environmental compliance requirements, and a requirement to request additional authorization prior to implementing hydrogen co-firing or carbon capture and storage. In October 2025 an intervenor filed a motion for rehearing requesting that the PUCT modify the Lone Star Power Station cost cap to reflect the estimated project costs associated with a new project site, clarify that the cost cap is inclusive of

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
transmission upgrades, and reconsider the intervenor’s prior proposal for a “soft cost cap” below the estimated project costs, and that Entergy Texas be directed to initiate a competitive tariff proceeding to facilitate industrial sleeving of purchased power. Entergy Texas filed a response to the motion for rehearing in October 2025. Subject to receipt of required regulatory approval and other conditions, both facilities are expected to be in service by mid-2028.

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. In July 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to abate this proceeding to give the parties to the proceeding additional time for settlement discussions. In August 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to withdraw the application. In September 2025, Entergy Texas and Entergy Louisiana entered into assignment and assumption agreements pursuant to which Entergy Texas assigned, and Entergy Louisiana assumed, certain interests in the Segno Solar and Votaw Solar facilities, and the associated assets were transferred in third quarter 2025 from Entergy Texas to Entergy Louisiana for approximately $41.4 million, subject to adjustment per the assignment and assumption agreements.

Southeast Texas Area Reliability Project (SETEX)

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits was held in May 2025. In July 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct SETEX and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $1.4 billion. In October 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities, and selecting the final route for the project, which has an estimated cost of $1.36 billion. Construction of the project is expected to be completed by the end of 2029.

Legend to Sandling 230kV Transmission Line

In April 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 230 kV transmission line. The transmission line is expected to be approximately 9 to 10 miles in length and the estimated cost of the project ranges from $87.4 million to $88.6 million, depending on the route ultimately approved by the PUCT. Also in April 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2025, Entergy Texas filed an unopposed settlement agreement resolving all issues in the proceeding and a joint motion, which the ALJ with the State Office of Administrative Hearings granted, on behalf of the parties to the proceeding to cancel the remaining procedural schedule, to admit evidence, and to remand the proceeding to the PUCT to consider the unopposed settlement agreement. In September 2025 the PUCT issued a notice of approval for the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 230 kV transmission line, with a selected route at an estimated cost of $87.6 million. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by second quarter 2027.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Cypress to Legend 500 kV Transmission Line

In May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and a hearing on the merits was held in August 2025. A PUCT decision is expected in fourth quarter 2025. Subject to receipt of required regulatory approval and other conditions, construction of the project is expected to be completed by the end of 2028.

Resilience and Grid Hardening

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $137 million of projects to be funded by Entergy Texas and approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. In January 2025 the PUCT unanimously approved Phase I of Entergy Texas’s Texas Future Ready Resiliency Plan, including the approximately $137 million of projects to be funded by Entergy Texas and application of performance metrics consistent with the unopposed settlement. The PUCT clarified that, while not part of Entergy Texas’s Phase I plan, Entergy Texas is permitted to pursue the remaining $198 million of identified projects and Texas Energy Fund grant funding for those projects. In February 2025 the PUCT issued an order adopting a new rule establishing the procedures for application to the grant fund. In July 2025, Entergy Texas submitted an application for approximately $200 million in grant funding from the Texas Energy Fund to implement the resilience projects originally included in its Texas Future Ready Resiliency Plan. In October 2025 the PUCT voted to approve the $200 million grant request in full.

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

In September 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $94.7 million annually, or $16.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between January 1, 2025 and June 30, 2025. A PUCT decision is expected in fourth quarter 2025.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In October 2025, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $30.3 million annually, or $20.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2024 and June 30, 2025 and changes in other transmission charges. Entergy Texas requested that the PUCT issue a decision in first quarter 2026 unless a hearing on the merits is requested.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2024. In November 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2025, Texas Industrial Energy Consumers, an intervenor, filed testimony regarding the recovery of capacity costs for a certain purchased power agreement, arguing the capacity costs should be imputed and treated as non-reconcilable fuel expense, recovered in Entergy Texas’s base rates. In April 2025 the PUCT staff filed testimony and later in April 2025, Entergy Texas filed rebuttal testimony. In May 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a request for a paper hearing and to cancel the oral hearing on the merits previously scheduled for later in May 2025. In June 2025, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the proceeding to give the parties to the proceeding additional time to finalize a settlement. In August 2025, Entergy Texas filed an unopposed settlement agreement that results in no disallowance and establishes a regulatory asset for the future recovery of imputed capacity costs and associated carrying costs related to a certain purchased power agreement, with recovery effective retroactive to June 1, 2024. In October 2025 the PUCT approved the unopposed settlement agreement.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$640,291	$596,998	$1,613,871	$1,560,566

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	142,264	154,340	263,392	365,997
Purchased power	114,286	93,327	371,784	276,383
Other operation and maintenance	90,278	80,377	248,551	241,513
Taxes other than income taxes	30,604	25,181	91,023	72,727
Depreciation and amortization	82,551	78,331	244,061	258,660
Other regulatory charges (credits) - net	5,353	4,850	11,197	(8,602)
TOTAL	465,336	436,406	1,230,008	1,206,678

OPERATING INCOME	174,955	160,592	383,863	353,888

OTHER INCOME
Allowance for equity funds used during construction	21,148	12,976	58,483	33,058
Interest and investment income	230	4,269	4,964	10,964
Miscellaneous - net	(2,426)	(2,756)	(6,057)	(8,254)
TOTAL	18,952	14,489	57,390	35,768

INTEREST EXPENSE
Interest expense	43,881	34,393	130,100	100,842
Allowance for borrowed funds used during construction	(9,010)	(5,051)	(24,897)	(12,872)
TOTAL	34,871	29,342	105,203	87,970

INCOME BEFORE INCOME TAXES	159,036	145,739	336,050	301,686

Income taxes	29,030	27,428	57,692	56,409

NET INCOME	130,006	118,311	278,358	245,277

Preferred dividend requirements	518	518	1,554	1,554

EARNINGS APPLICABLE TO COMMON STOCK	$129,488	$117,793	$276,804	$243,723

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$278,358	$245,277
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	244,061	258,660
Deferred income taxes, tax credits, and non-current taxes accrued	50,978	46,499
Changes in assets and liabilities:
Receivables	(99,373)	(70,355)
Fuel inventory	14,598	5,606
Accounts payable	12,604	35,245
Taxes accrued	(3,689)	(8,492)
Interest accrued	(9,372)	(15,023)
Deferred fuel costs	(48,081)	149,954
Other working capital accounts	(23,657)	(35,684)
Provisions for estimated losses	2,652	(1,268)
Other regulatory assets	86,203	20,987
Other regulatory liabilities	(20,878)	(31,304)
Pension and other postretirement funded status	(10,012)	(12,044)
Other assets and liabilities	(61,317)	(37,239)
Net cash flow provided by operating activities	413,075	550,819

INVESTING ACTIVITIES
Construction expenditures	(1,313,129)	(888,132)
Allowance for equity funds used during construction	58,483	33,058
Proceeds from sale of assets	41,435	1,325
Changes in money pool receivable - net	18,504	280,904
Changes in securitization account	(6,322)	(4,490)
Decrease in other investments	—	840
Net cash flow used in investing activities	(1,201,029)	(576,495)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	493,616	343,436
Retirement of long-term debt	(9,359)	(9,104)
Change in money pool payable - net	142,209	—
Preferred stock dividends paid	(1,554)	(1,554)
Other	(21,166)	24,555
Net cash flow provided by financing activities	603,746	357,333

Net increase (decrease) in cash and cash equivalents	(184,208)	331,657
Cash and cash equivalents at beginning of period	184,997	21,986
Cash and cash equivalents at end of period	$789	$353,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$136,763	$113,605
Income taxes - net	$2,077	$6,793
Noncash investing activities:
Accrued construction expenditures	$154,965	$196,788

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$789	$291
Temporary cash investments	—	184,706
Total cash and cash equivalents	789	184,997
Securitization recovery trust account	9,025	2,703
Accounts receivable:
Customer	157,436	84,842
Allowance for doubtful accounts	(6,182)	(1,304)
Associated companies	7,037	26,564
Other	57,340	43,773
Accrued unbilled revenues	93,173	74,060
Total accounts receivable	308,804	227,935
Fuel inventory - at average cost	31,372	45,970
Materials and supplies	170,940	157,241
Prepayments and other	44,322	34,803
TOTAL	565,252	653,649

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	70	107
Other	16,183	15,878
TOTAL	16,253	15,985

UTILITY PLANT
Electric	9,150,763	8,628,625
Construction work in progress	2,133,625	1,513,170
TOTAL UTILITY PLANT	11,284,388	10,141,795
Less - accumulated depreciation and amortization	2,715,675	2,548,961
UTILITY PLANT - NET	8,568,713	7,592,834

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $220,062 as of September 30, 2025 and $234,112 as of December 31, 2024)	463,505	549,708
Other	178,675	157,904
TOTAL	642,180	707,612

TOTAL ASSETS	$9,792,398	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$130,000	$—
Accounts payable:
Associated companies	210,027	65,335
Other	578,309	361,404
Customer deposits	41,411	40,782
Taxes accrued	72,784	76,474
Interest accrued	29,331	38,703
Deferred fuel costs	11,190	59,271
Other	19,516	20,836
TOTAL	1,092,568	662,805

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	941,515	868,849
Accumulated deferred investment tax credits	6,654	7,215
Regulatory liability for income taxes - net	74,503	93,766
Other regulatory liabilities	17,090	18,705
Asset retirement cost liabilities	14,895	17,688
Accumulated provisions	12,637	9,985
Long-term debt (includes securitization bonds of $230,536 as of September 30, 2025 and $239,622 as of December 31, 2024)	3,909,013	3,552,443
Other	105,507	397,412
TOTAL	5,081,814	4,966,063

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2025 and 2024	49,452	49,452
Paid-in capital	1,200,125	1,200,125
Retained earnings	2,329,689	2,052,885
Total common shareholder's equity	3,579,266	3,302,462
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,618,016	3,341,212

TOTAL LIABILITIES AND EQUITY	$9,792,398	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662

Net income	—	—	—	36,744	36,744
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2024	38,750	49,452	1,200,125	1,866,561	3,154,888

Net income	—	—	—	90,222	90,222
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2024	38,750	49,452	1,200,125	1,956,265	3,244,592

Net income	—	—	—	118,311	118,311
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2024	$38,750	$49,452	$1,200,125	$2,074,058	$3,362,385

Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212

Net income	—	—	—	66,856	66,856
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2025	38,750	49,452	1,200,125	2,119,223	3,407,550

Net income	—	—	—	81,496	81,496
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2025	38,750	49,452	1,200,125	2,200,201	3,488,528

Net income	—	—	—	130,006	130,006
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2025	$38,750	$49,452	$1,200,125	$2,329,689	$3,618,016

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  See Note 1 to the financial statements herein for additional information regarding the amended Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. See “Complaints Against System Energy - System Energy Settlement with the LPSC” in Note 2 to the financial statements herein for additional information regarding filings made with the FERC in May 2025 related to the Unit Power Sales Agreement. Also, as discussed in “Complaints Against System Energy” in Note 2 to the financial statements in the Form 10-K, System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC.

Results of Operations

Net Income

Third Quarter 2025 Compared to Third Quarter 2024

Net income decreased $4.8 million primarily due to a lower rate of return on rate base, including the effects of the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Louisiana effective with the September 2024 service month per the settlement with the LPSC, and lower operating revenues resulting from changes in rate base. See Note 2 to the financial statements in the Form 10-K for discussion of the settlements with the LPSC.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net income decreased $16.1 million primarily due to a lower rate of return on rate base, including the effects of the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Louisiana effective with the September 2024 service month per the settlement with the LPSC and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council. The decrease was partially offset by higher operating revenues resulting from changes in rate base. See Note 2 to the financial statements in the Form 10-K for discussion of the settlements with the City Council and the LPSC.

Income Taxes

The effective income tax rate was 21.1% for the third quarter 2025. The difference in the effective income tax rate for the third quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 20.6% for the nine months ended September 30, 2025. The difference in the effective income tax rate for the nine months ended September 30, 2025 versus the federal statutory rate of 21%

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
was primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, offset by the accrual for state income taxes.

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

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” herein and in the Form 10-K for discussion of income tax legislation and regulation. See Note 10 to the financial statements herein for discussion of the nuclear production tax credits recorded in 2025.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	(In Thousands)
Cash and cash equivalents at beginning of period	$28,908	$60

Net cash provided by (used in):
Operating activities	327,440	113,280
Investing activities	(146,126)	(241,229)
Financing activities	(82,435)	206,084
Net increase in cash and cash equivalents	98,879	78,135

Cash and cash equivalents at end of period	$127,787	$78,195

Operating Activities

Net cash flow provided by operating activities increased $214.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:

•the receipt of $98.7 million in payments related to the sale of nuclear production tax credits in third quarter 2025. See Note 3 to the financial statements in the Form 10-K and see Note 10 to the financial statements herein for discussion of the nuclear production tax credits;
•the refund of $92 million made in May 2024 to Entergy Arkansas as a result of the settlement with the APSC. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement with the APSC; and
•a decrease of $18 million in spending on nuclear refueling outage costs in 2025 as compared to 2024.

Investing Activities

Net cash flow used in investing activities decreased $95.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in cash used of $103.7 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
nuclear fuel cycle and a decrease of $26.7 million in nuclear construction expenditures primarily due to higher spending in 2024 on Grand Gulf outage projects and upgrades. The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased $30.3 million for the nine months ended September 30, 2025 compared to increasing by $8.1 million for the nine months ended September 30, 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

System Energy’s financing activities used $82.4 million of cash for the nine months ended September 30, 2025 compared to providing $206.1 million of cash for the nine months ended September 30, 2024 primarily due to the following activity:

•the repayment, prior to maturity, of $200 million of 2.14% Series mortgage bonds in June 2025;
•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to maintain System Energy’s capital structure;
•net repayments of $33.1 million in 2025 compared to net long-term borrowings of $68.5 million in 2024 on the nuclear fuel company variable interest entity’s credit facility;
•$80 million in common stock dividends and distributions paid in 2025. No common stock dividends or distributions were paid in 2024 in anticipation of the settlements with the APSC, the LPSC, and the City Council; and
•the issuance of $240 million of 5.30% Series mortgage bonds in May 2025.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table.

	September 30, 2025	December 31, 2024
Debt to capital	53.2%	52.9%
Effect of subtracting cash	(3.1%)	(0.7%)
Net debt to net capital (non-GAAP)	50.1%	52.2%

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

System Energy is developing its capital investment plan for 2026 through 2029 and currently anticipates making $560 million in capital investments during that period, including $155 million in 2026, $115 million in 2027, $135 million in 2028, and $155 million in 2029. The preliminary estimate includes amounts associated with Grand Gulf investments and initiatives. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

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

System Energy is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

System Energy’s receivables from or (payables to) the money pool were as follows:

September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
(In Thousands)
$33,179	$2,851	$8,119	($12,246)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of September 30, 2025, $39.6 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

System Energy Settlement with the LPSC

As discussed in the Form 10-K, in 2024, System Energy reached a settlement with the LPSC to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC (including all docketed proceedings resolved by the MPSC, the APSC, and the City Council settlements) and associated with System Energy’s past implementation of the Unit Power Sales Agreement. In compliance with the settlement, in May 2025, System Energy, Entergy Louisiana, and Entergy Mississippi submitted the following filings with the FERC: (1) a Federal Power Act Section 203 application seeking approval for the permanent divestiture by Entergy Louisiana to Entergy Mississippi of its rights to capacity and energy from Grand Gulf; and (2) a Federal Power Act Section 205 application seeking approval to modify the entitlement percentages of the remaining purchasers under the Unit Power Sales Agreement in connection with the foregoing divestiture. In July 2025 the FERC issued an order accepting the Federal Power Act Section 205 application to remove Entergy Louisiana as a party to the Unit Power Sales Agreement. As a result of the order, the Unit Power Sales Agreement entitlement percentages of the remaining purchasers were permanently modified to exclude Entergy Louisiana effective October 2025. The FERC also issued an order dismissing the Federal Power Act Section 203 application based on lack of jurisdiction. See Note 1 to the financial statements herein for additional information regarding the amended Unit Power Sales Agreement.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$148,071	$147,339	$433,740	$445,893

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,748	17,427	47,686	47,664
Nuclear refueling outage expenses	4,194	4,180	12,419	14,977
Other operation and maintenance	48,454	47,868	138,949	145,037
Decommissioning	11,369	10,923	33,770	32,445
Taxes other than income taxes	6,855	6,802	20,214	20,903
Depreciation and amortization	31,125	30,518	92,952	90,639
Other regulatory charges (credits) - net	4,427	(8,347)	2,047	13,868
TOTAL	123,172	109,371	348,037	365,533

OPERATING INCOME	24,899	37,968	85,703	80,360

OTHER INCOME
Allowance for equity funds used during construction	2,136	1,647	5,620	5,532
Interest and investment income	17,404	5,288	40,515	52,228
Miscellaneous - net	(537)	360	(244)	432
TOTAL	19,003	7,295	45,891	58,192

INTEREST EXPENSE
Interest expense	17,997	11,652	51,289	34,895
Allowance for borrowed funds used during construction	(1,045)	(685)	(2,754)	(2,138)
TOTAL	16,952	10,967	48,535	32,757

INCOME BEFORE INCOME TAXES	26,950	34,296	83,059	105,795

Income taxes	5,679	8,219	17,074	23,752

NET INCOME	$21,271	$26,077	$65,985	$82,043

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net income	$65,985	$82,043
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	168,382	162,837
Deferred income taxes, tax credits, and non-current taxes accrued	116,094	38,301
Changes in assets and liabilities:
Receivables	(4,282)	7,714
Accounts payable	(7,745)	70,282
Taxes accrued	(6,387)	(16,404)
Interest accrued	7,533	827
Other working capital accounts	(205)	(21,934)
Other regulatory assets	(4,319)	22,117
Other regulatory liabilities	131,917	(45,306)
Pension and other postretirement funded status	(9,882)	(10,660)
Other assets and liabilities	(129,651)	(176,537)
Net cash flow provided by operating activities	327,440	113,280

INVESTING ACTIVITIES
Construction expenditures	(90,616)	(117,597)
Allowance for equity funds used during construction	5,620	5,532
Nuclear fuel purchases	(46,290)	(122,946)
Proceeds from sale of nuclear fuel	43,555	16,465
Decrease in other investments	—	23
Proceeds from nuclear decommissioning trust fund sales	504,710	682,377
Investment in nuclear decommissioning trust funds	(532,777)	(696,964)
Changes in money pool receivable - net	(30,328)	(8,119)
Net cash flow used in investing activities	(146,126)	(241,229)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	655,455	812,087
Retirement of long-term debt	(657,890)	(743,757)
Capital contribution from parent	—	150,000
Change in money pool payable - net	—	(12,246)
Common stock dividends and distributions paid	(80,000)	—
Net cash flow provided by (used in) financing activities	(82,435)	206,084

Net increase in cash and cash equivalents	98,879	78,135
Cash and cash equivalents at beginning of period	28,908	60
Cash and cash equivalents at end of period	$127,787	$78,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$43,179	$36,497
Income taxes - net (includes production tax credit sale proceeds of $98,722 in 2025 and $— in 2024)	($98,722)	($2,326)
Noncash investing activities:
Accrued construction expenditures	$6,716	$15,240

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$457	$448
Temporary cash investments	127,330	28,460
Total cash and cash equivalents	127,787	28,908
Accounts receivable:
Associated companies	82,506	48,134
Other	5,663	5,425
Total accounts receivable	88,169	53,559
Materials and supplies	155,500	163,814
Deferred nuclear refueling outage costs	11,602	19,884
Prepayments and other	6,547	5,768
TOTAL	389,605	271,933

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,704,226	1,529,059
TOTAL	1,704,226	1,529,059

UTILITY PLANT
Electric	5,680,600	5,668,253
Construction work in progress	156,903	85,127
Nuclear fuel	180,277	220,044
TOTAL UTILITY PLANT	6,017,780	5,973,424
Less - accumulated depreciation and amortization	3,664,527	3,578,709
UTILITY PLANT - NET	2,353,253	2,394,715

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	430,813	426,494
Other	25,107	20,273
TOTAL	455,920	446,767

TOTAL ASSETS	$4,903,004	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)
	2025	2024
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$140	$200,090
Accounts payable:
Associated companies	17,832	18,477
Other	25,993	45,017
Taxes accrued	9,465	15,852
Interest accrued	20,875	13,342
Other	4,475	4,473
TOTAL	78,780	297,251

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	585,667	451,830
Accumulated deferred investment tax credits	41,874	42,984
Regulatory liability for income taxes - net	100,919	105,467
Other regulatory liabilities	883,655	747,190
Decommissioning	1,161,483	1,127,712
Long-term debt	1,090,622	889,646
Other	1,980	8,355
TOTAL	3,866,200	3,373,184

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2025 and 2024	908,944	958,944
Retained earnings	49,080	13,095
TOTAL	958,024	972,039

TOTAL LIABILITIES AND EQUITY	$4,903,004	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2023	$916,850	($28,311)	$888,539

Net income	—	31,118	31,118
Capital contribution from parent	150,000	—	150,000
Balance at March 31, 2024	1,066,850	2,807	1,069,657

Net income	—	24,848	24,848
Balance at June 30, 2024	1,066,850	27,655	1,094,505

Net income	—	26,077	26,077
Balance at September 30, 2024	$1,066,850	$53,732	$1,120,582

Balance at December 31, 2024	$958,944	$13,095	$972,039

Net income	—	23,389	23,389
Common stock dividends and distributions	(20,000)	(15,000)	(35,000)
Balance at March 31, 2025	938,944	21,484	960,428

Net income	—	21,325	21,325
Common stock dividends and distributions	(30,000)	(10,000)	(40,000)
Balance at June 30, 2025	908,944	32,809	941,753

Net income	—	21,271	21,271
Common stock dividends and distributions	—	(5,000)	(5,000)
Balance at September 30, 2025	$908,944	$49,080	$958,024

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2025-7/31/2025	—	$—	—	$350,052,918
8/01/2025-8/31/2025	—	$—	—	$350,052,918
9/01/2025-9/30/2025	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

U.S. Securities and Exchange Commission Investigation

The Staff of the Division of Enforcement of the U.S. Securities and Exchange Commission conducted an investigation regarding Entergy’s processes and controls relating to its accounting for materials and supplies inventory. In December 2024, Entergy reached a settlement with the SEC to resolve the previously disclosed SEC investigation into Entergy’s internal controls and books and records concerning potential surplus materials and supplies inventory. Under the settlement terms, in which Entergy neither admitted nor denied the SEC’s allegations, Entergy consented to the entry of an injunction, paid a $12 million civil penalty, which was accrued in 2024 and paid in January 2025, and agreed to engage a consultant to conduct an assessment and make recommendations concerning Entergy’s internal controls related to the accounting for surplus materials and supplies. In September 2025 the independent consultant completed its assessment and submitted a report to Entergy and the SEC. Entergy is in the process of implementing the independent consultant’s recommendations.

Rule 10b5-1 Trading Arrangements

No director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2025.

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

In June 2025 the NRC placed Waterford 3 in Column 2, effective second quarter 2025, based on the failure to properly develop and implement adequate maintenance instructions for the fuel linkage connection to the mechanical governor for an emergency diesel generator. In September 2025, Waterford 3 successfully completed the supplemental inspection related to the issue. Waterford 3 will return to Column 1, effective third quarter 2025, pending receipt of the NRC’s formal inspection report.

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

Hazardous Air Pollutants

As discussed in the Form 10-K, the EPA released the final MATS rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2024 the EPA issued a final rule revising portions of the MATS rule, including a reduction to the emission limit for filterable particulate matter. The revised standard will become effective July 2027 and could require additional capital investment and/or additional other operation and maintenance costs at Entergy’s coal-fired generating units. In March 2025, as part of its deregulatory agenda, the EPA announced that it was reconsidering the May 2024 MATS rule and that sources interested in a presidential exemption (two years, with additional exemptions available) should provide a recommendation to the EPA by March 31, 2025. Clean Air Act Section 112(i)(4) grants the President authority to issue an exemption if he determines that “the technology to implement such standard is not available and that it is in the national security interests of the United States to do so.” Entergy requested and received presidential exemptions for emissions of filterable particulate matter from Nelson Unit 6 and White Bluff Unit 1. The exemption lasts for a period of two years beyond the rule’s compliance date, i.e., from July 8, 2027 through July 8, 2029. Additionally, in June 2025, the EPA proposed to repeal certain aspects of the May 2024 MATS rule including the revised emission limit for filterable particulate matter for which the presidential exemption was granted. Comments on the proposed rule were due August 2025, and the EPA is expected to finalize the rule by the end of 2025.

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

In June 2025 the EPA released a rule proposing to repeal the May 2024 rule in its entirety, or alternatively, to repeal (1) the Phase 2 standard requiring carbon capture and sequestration for new combustion turbines because it is not an adequately demonstrated technology and (2) the standards for existing coal and gas units. Thus, under the proposed alternative proposal, the only standards that would remain are the Phase 1 standards for new gas combustion turbines. Comments on this proposed repeal were due August 2025, and the EPA is expected to finalize the rule by the end of 2025. Entergy continues to monitor the status of the EPA’s efforts to repeal the May 2024 rule.

Entergy continues to support national legislation that would most efficiently reduce economy-wide greenhouse gas emissions and increase planning certainty for electric utilities.  By virtue of its proportionally large investment in low-emitting generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per megawatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  In 2019 Entergy announced a 2030 carbon dioxide emission rate goal focused on a 50% reduction from Entergy’s base year - 2000. In September 2020, Entergy announced a commitment to achieve net-zero greenhouse gas emissions by 2050 inclusive of all businesses, all applicable gases, and all emission scopes. In 2022, Entergy enhanced its commitment to include an interim goal of 50% carbon-free energy generating capacity by 2030 and expanded its interim emission rate goal to include all purchased power. Due to stronger than initially expected sales growth, necessitating the development of new generation capacity that is not carbon-free, and changes to the tax credits applicable to carbon-free generation, Entergy believes that (1) achievement of the carbon intensity goal may be delayed beyond 2030 and (2) achievement of the carbon-free energy generating capacity goal will not be achieved by 2030. As Entergy has communicated in various forums, its clean energy and carbon-reducing generation initiatives will be customer-led. Also, Entergy recognizes and has communicated that carbon capture and storage is a technology that Entergy is well positioned to deploy in the future. Entergy plans to pursue carbon capture and storage on new combined cycle generation when feasible and supported by customer demand. Carbon capture and storage, while offering the potential to meet customers’ long-term clean energy demands, is not carbon-free nor will it be deployed in the immediate term. See "Part I, Item 1A. RISK FACTORS" in the Form 10-K for discussion of the risks associated with achieving these climate goals. Entergy’s comprehensive, third party verified greenhouse gas inventory and progress against its voluntary goals are published on its website.

Item 6.  Exhibits

4(a) -
Officer’s Certificate for System Energy, dated as of October 1, 2025, supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing additional events of default and provisions relating to Assignments of Availability Agreement for each of System Energy’s First Mortgage Bonds, MBFC Series due 2044, First Mortgage Bonds, 6.00% Series due April 15, 2028, and First Mortgage Bonds, 5.30% Series due December 15, 2034 (4.01 to Form 8-K filed October 3, 2025 in 1-09067).

10(a) -	Availability Agreement, dated October 1, 2025, among System Energy and Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans (1.01 to Form 8-K filed October 3, 2025 in 1-09067).

10(b) -
First Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 2025, among System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans and The Bank of New York Mellon, as Mortgage Trustee (1.02 to Form 8-K filed October 3, 2025 in 1-09067).

10(c) -
Second Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 2025, among System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans and The Bank of New York Mellon, as Mortgage Trustee (1.03 to Form 8-K filed October 3, 2025 in 1-09067).

10(d) -
Third Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 2025, among System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans and The Bank of New York Mellon, as Mortgage Trustee (1.04 to Form 8-K filed October 3, 2025 in 1-09067).

10(e) -
Unit Power Sales Agreement, as amended effective as of October 1, 2025, among System Energy and Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans (1.05 to Form 8-K filed October 3, 2025 in 1-09067).

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

Date:    October 31, 2025