Form 10-K
period 2025-12-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2026-02-19
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Yes ☐ No ☑

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates at June 30, 2025 was $37.1 billion.  Entergy Corporation is the sole holder of the common stock of Entergy Texas, Inc. and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holding Company, LLC, which is the sole holder of the common membership interests of Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC.

Common Stock Outstanding		Outstanding at January 30, 2026
Entergy Corporation	($0.01 par value)	452,989,837

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 8, 2026, are incorporated by reference into Part III hereof.

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
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules, market design and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, delays in developing or interconnecting new generation or other resources or other adverse effects arising from the volume of requests in the MISO transmission interconnection queue, which delays or other adverse effects may be exacerbated by significant current and expected load growth, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies (including, in each case, as it relates to new generation or transmission projects designed to serve the increased load growth of new large-scale data centers and other large customers);
•changes in utility regulation, including, with respect to retail and wholesale competition and special rules supporting service to large-scale data centers, the ability to recover net utility assets and other potential stranded costs, including those capital investments associated with unrealized customer growth expectations (including data center customers), and the application of more stringent return on equity criteria, transmission reliability requirements, or market power criteria by the FERC or the U.S. Department of Justice;
•changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities, nuclear materials and fuel, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and fuel;
•resolution of pending or future applications, as well as regulatory proceedings, litigation or actions of governmental officials (including the presidential administration), relating to generation, transmission, or other facilities (including license modifications or other authorizations for nuclear generating facilities and applications relating to any facilities designed to serve large-scale data centers) and the effect of public and political opposition on these applications, regulatory proceedings, litigation, and actions, including without limitation opposition to the employment of technologies to capture, transport, and store carbon dioxide from gas plants, land use opposition to new solar facilities and transmission lines, and land use and other opposition to wind turbines;

FORWARD-LOOKING INFORMATION (Continued)

•the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;
•increases in costs and capital expenditures that could result from changing regulatory requirements, changing governmental policies, priorities, programs, and actions, including as a result of tariffs, shifts in international trade policies, and other measures, changing or volatile economic conditions, disruptions to pre-existing supply chains and vendor relations, and emerging operating and industry issues, such as anticipated growth in demand from large-scale data centers, and the risks related to recovery of these costs and capital expenditures from Entergy’s customers (especially in an increasing cost environment);
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
•changes in environmental laws and regulations, agency positions, or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations, as well as changes to federal, state, or local laws and regulations, including the One Big Beautiful Bill Act of 2025, and governmental policies incentivizing the development or utilization of alternative sources of generation;
•changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;
•the effects of changes in federal, state, or local laws and regulations, such as the One Big Beautiful Bill Act of 2025, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy (including, among other things, data center energy use, efficiency standards, and sources of power) policies and related laws, regulations, and other governmental actions, including as a result of prolonged litigation over proposed legislation or regulatory actions;
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
v

FORWARD-LOOKING INFORMATION (Continued)

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
•Entergy’s ability to manage and execute on its capital projects, including any capital projects to serve the growing demand for electricity driven in part by the anticipated development of large-scale data centers, and to complete such capital projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its capital and operation and maintenance costs;
•the effects of supply chain disruptions, including those driven by geopolitical developments or trade-related governmental actions, including tariffs and other measures, and labor pressures, including from increased demand in the electric sector, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in the Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;
•changes to or the repeal of federal income tax laws, regulations, and interpretive guidance and policies, including the One Big Beautiful Bill Act of 2025 and the continuing impact of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•the effect of interest rate volatility and other changes in the financial markets, federal law, including the One Big Beautiful Bill Act of 2025, and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
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
•Entergy’s ability to effectively formulate and implement plans to reduce emissions of greenhouse gases associated with climate change and increase carbon-free energy generation capacity, including its goal to achieve net-zero carbon emissions by 2050, the potential impact on its business and financial condition of attempting to achieve such objectives, and Entergy’s ability to make measurable progress toward any climate goals due to expected load growth or other factors;
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
•future wage and employee benefits costs, including changes in discount rates and returns on benefit plan assets and fluctuating costs to provide employee and retiree health benefits;
•changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission Entergy’s nuclear plant sites and the implementation of decommissioning of such sites following shutdown;
•the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties, such as lending, hedging, credit support, and major customer counterparties, including counterparties to data center electric service agreements, to satisfy their financial and performance commitments;
•reductions in the demand for electricity to power large-scale data centers and other large customers and the potential for stranded assets;
•concentration of business and credit risk with a small number of customers in an industry based on emerging technologies, including artificial intelligence and machine learning; and
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that they may undertake, and their ability to meet the rapidly growing demand for electricity, including from large-scale data center and other large customers, and to manage the impacts of growth in demand for electricity on customers and Entergy’s business.

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

Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by the FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

Utility
Entergy’s reportable segment that generates, transmits, distributes, and sells electric power, and which included a small amount of natural gas distribution in portions of Louisiana through June 30, 2025

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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and included operation of a small natural gas distribution business in portions of Louisiana through June 30, 2025. See “Dispositions - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. See Note 13 to the financial statements for discussion of and financial information regarding Entergy’s reportable segment.

Winter Storm Fern

In January 2026, portions of Entergy’s service territory experienced the effects of Winter Storm Fern, including prolonged freezing temperatures, heavy ice accumulation, and wind, which caused severe damage to Entergy’s infrastructure. Entergy’s preliminary estimate for the cost of mobilizing crews and restoring power is approximately $460 million to $560 million, primarily at Entergy Louisiana and Entergy Mississippi, with the majority of the costs being capital. There are well-established mechanisms and precedent for addressing these catastrophic events and providing the process for regulatory review of storm costs for prudence and for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles.

The severe weather event also affected the market for natural gas due to the effects of severe cold on the gas supply system and increased demand for gas to support electricity loads. Natural gas purchases for January 2026 for Entergy were $483 million, including $74 million for Entergy Arkansas, $256 million for Entergy Louisiana, $85 million for Entergy Mississippi, $20 million for Entergy New Orleans, and $48 million for Entergy Texas. This compares to natural gas purchases for January 2025 for Entergy of $207 million, including $25 million for Entergy Arkansas, $115 million for Entergy Louisiana, $28 million for Entergy Mississippi, $4 million for Entergy New Orleans, and $35 million for Entergy Texas. The Utility operating companies each have fuel recovery mechanisms in place to recover their natural gas costs. With the potential effect of the higher natural gas costs on customers, the Utility operating companies plan to work with their retail regulators to recover these costs in a manner that mitigates the effects on customer bills.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Results of Operations

2025 Compared to 2024

Following are income statement variances for Utility, Parent & Other, and Entergy comparing 2025 to 2024 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2024 Net Income (Loss) Attributable to Entergy Corporation	$1,826,704	($771,114)	$1,055,590

Operating revenues	1,082,119	(15,086)	1,067,033
Fuel, fuel-related expenses, and gas purchased for resale	123,876	(21,347)	102,529
Purchased power	421,069	(19,307)	401,762
Other regulatory charges (credits) - net	(155,413)	—	(155,413)
Other operation and maintenance	161,835	(4,975)	156,860
Asset write-offs, impairments, and related charges (credits)	(118,980)	24,641	(94,339)
Taxes other than income taxes	65,496	220	65,716
Depreciation and amortization	64,309	215	64,524
Other income (deductions)	138,047	325,665	463,712
Interest expense	186,062	(231)	185,831
Other expenses	(25,970)	176	(25,794)
Income taxes	35,607	81,318	116,925
Preferred dividend requirements of subsidiaries and noncontrolling interests	9,462	—	9,462
2025 Net Income (Loss) Attributable to Entergy Corporation	$2,279,517	($521,245)	$1,758,272

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing 2025 to 2024:

Amount
(In Millions)
2024 operating revenues	$11,806
Fuel, rider, and other revenues that do not significantly affect net income	620
Volume/weather	235
Retail electric price	164
Retail one-time bill credit	92
Return on construction work in progress for certain utility plant investments	48
Effect of sale of natural gas distribution businesses	(77)
2025 operating revenues	$12,888

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals, petroleum refining, chlor-alkali, and technology industries.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2025;
•a decrease in Entergy Louisiana’s formula rate plan revenues for a two month period beginning in September 2025, resulting from earnings above the authorized return on common equity for the 2024 test year, partially offset by increases in Entergy Louisiana’s formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024;
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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

of the System Energy settlements with the APSC and the MPSC and discussion of Entergy Arkansas’s Grand Gulf credit rider.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related costs are incurred.

The effect of sale of natural gas distribution businesses variance represents the decrease in operating revenues resulting from the absence of natural gas revenues at Entergy Louisiana and Entergy New Orleans following the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Total electric energy sales for Utility for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	37,177	36,039	3
Commercial	28,463	28,251	1
Industrial	60,882	57,081	7
Governmental	2,438	2,480	(2)
Total retail	128,960	123,851	4
Sales for resale	12,997	14,010	(7)
Total	141,957	137,861	3

See Note 19 to the financial statements for additional discussion of operating revenues.

Other Income Statement Items

Utility

Purchased power includes an increase in 2025 of $34 million in costs, at Entergy Texas, related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due in part to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. Entergy Texas plans in second quarter 2026 to file for such a rider to recover future capacity procurement costs.

Other operation and maintenance expenses increased from $2,851 million for 2024 to $3,013 million for 2025 primarily due to:

•an increase of $76 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $33 million in loss provisions;
•an increase of $31 million in bad debt expense;
•an increase of $29 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $12 million in transmission costs allocated by MISO. See Note 2 to the financial statements for discussion of the recovery of these costs;
•the expensing of $11 million at Entergy Louisiana of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” below for discussion of Entergy Louisiana’s Bayou Power Station project; and
•several individually insignificant items.

The increase was partially offset by:

•contract costs of $47 million in 2024 related to operational performance, customer service, and organizational health initiatives;
•a $15 million gain resulting from the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025, which included the derecognition of $7 million of goodwill attributed to the businesses sold; and
•a decrease of $11 million in gas operation expenses resulting from the absence of expenses following the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Asset write-offs, impairments, and related charges (credits) includes:

•a $132 million charge, recorded in first quarter 2024 at Entergy Arkansas, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the Entergy Arkansas opportunity sales proceeding in March 2024. See Note 2 to the financial statements for discussion of the Entergy Arkansas opportunity sales proceeding; and
•a $13 million charge, recorded in third quarter 2025 at Entergy New Orleans, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases and increases in local franchise fees as a result of higher retail revenues in 2025 as compared to 2024.

Depreciation and amortization expenses increased primarily due to additions to plant in service and increases in nuclear depreciation rates at Entergy Louisiana effective September 2024 and September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. The increase was partially offset by the recognition of $28 million in depreciation expense in 2024 at Entergy Texas for the 2022 base rate case relate back period, effective over six months beginning January 2024. The recognition of depreciation expense for the relate back period was effective over the same period as collections from the relate back surcharge rider and resulted in no effect on net income. See Note 2 to the financial statements for discussion of the Entergy Louisiana global stipulated settlement agreement. See Note 2 to the financial statements for discussion of the 2022 base rate case at Entergy Texas.

Other regulatory charges (credits) - net includes:

•the reversal in third quarter 2024 of a $92 million regulatory liability recognized for Entergy Arkansas’s obligation to return to customers the refund from the System Energy settlement with the APSC. The

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

reversal of the regulatory liability offsets a reduction in gross revenues from the retail one-time bill credits provided to customers in the August 2024 billing cycle through the Grand Gulf credit rider. See Note 2 to the financial statements for discussion of the System Energy settlement with the APSC and discussion of Entergy Arkansas’s Grand Gulf credit rider;
•a regulatory credit of $16 million, recorded by Entergy Arkansas in fourth quarter 2024, to reflect the amount of the 2023 historical year netting adjustment to be collected from its customers during the 2025 rate effective period as included in the 2024 formula rate plan filing. See Note 2 to the financial statements for discussion of the Entergy Arkansas 2024 formula rate plan filing;
•a regulatory credit of $28 million, recorded by Entergy Arkansas in fourth quarter 2025, to reflect the amount of the 2024 historical year netting adjustment to be collected from its customers during the 2026 rate effective period as included in the 2025 formula rate plan filing. See Note 2 to the financial statements for discussion of the Entergy Arkansas 2025 formula rate plan filing;
•regulatory charges of $150 million, recorded by Entergy Louisiana in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. The customer rate credits agreed to in the global stipulated settlement began in September 2024. See Note 2 to the financial statements for discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement; and
~~•~~a regulatory charge of $78 million, recorded by Entergy New Orleans in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. See Note 3 to the financial statements for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income (deductions) increased primarily due to:

•an increase of $65 million in the amortization of tax gross ups on customer advances, including customer advances for construction;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project, the Legend Power Station project, and the Lone Star Power Station project, each at Entergy Texas;
•an increase of $22 million in interest earned on money pool investments; and
•a $17 million true-up of Entergy Louisiana’s MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements for discussion of the 2024 formula rate plan filing.

The increase was partially offset by a decrease of $17 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitizations. The intercompany dividend income on the affiliated preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary. See Note 2 to the financial statements for discussion of Entergy Louisiana’s storm cost securitizations.

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
•the issuance by System Energy of $300 million of 5.30% Series mortgage bonds in December 2024 and an additional $240 million in a reopening of the same series in May 2025; and
•an increase of $51 million in carrying costs on customer advances, including customer advances for construction.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025, including the Orange County Advanced Power Station project, the Legend Power Station project, and the Lone Star Power Station project, each at Entergy Texas.

See Note 5 to the financial statements for a discussion of long-term debt.

Other expenses decreased primarily due to decreased nuclear refueling outage expenses due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Parent and Other

Asset write-offs, impairments, and related charges (credits) includes the effects of recording a favorable final judgment of $20 million in fourth quarter 2024 to resolve claims in the Northstar Vermont Yankee, LLC (previously Entergy Nuclear Vermont Yankee) final round Vermont Yankee damages case against the DOE and the effects of recording a favorable final judgment of $7 million in fourth quarter 2024 to resolve claims in the Holtec Palisades, LLC (previously Entergy Nuclear Palisades) final round Palisades damages case against the DOE. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Other income (deductions) increased primarily due to a $320 million ($253 million net-of-tax) non-cash settlement charge recognized as a result of a group annuity contract purchased in 2024 to settle certain pension liabilities. See Note 11 to the financial statements for discussion of the group annuity contract and settlement charge.

Income Taxes

The effective income tax rates were 21.9% for 2025 and 26.4% for 2024. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of results of operations for 2024 compared to 2023.

Income Tax Legislation and Regulation

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In addition, the OBBBA adopted new foreign entity of concern (FEOC) rules designed to deny clean energy tax incentives to all clean energy projects beginning construction after December 31, 2025 that use equipment beyond statutory guidelines from prohibited foreign entities (entities with ties to China, Russia, Iran, or North Korea). The FEOC rules also deny these incentives to taxpayers that rely beyond certain thresholds on equity or debt held by or sold to specified foreign entities or that make payments to specified foreign entity counterparties under contracts or licensing agreements that give such counterparties “effective control” over an eligible project. These taxpayer FEOC rules will apply to taxpayers in their first taxable year following enactment of the OBBBA.

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

The changes in law and federal energy policy reflected in the OBBBA could have a material effect on Entergy’s current and future resource planning, including particularly solar and wind resources, and on its results of operations, cash flows, or financial condition. Entergy may not be able to realize the anticipated benefits of federal tax credits for certain of its planned solar and battery facilities to the extent that these projects do not meet the safe harbor requirements set forth in the OBBBA. In addition, as the policy changes reflected in the OBBBA and anticipated related guidance disfavor certain renewable resource development as compared to prior law, Entergy may not be successful in achieving current or future carbon emission goals. Provisions of the OBBBA may also affect customer decisions relating to major new projects in Entergy’s service area, to the extent that project economics or the achievement of customer sustainability objectives are affected by the changes in the OBBBA.

The Inflation Reduction Act of 2022 (IRA), signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power facilities. Additionally, the IRA enacted a 1% excise tax on the buyback of public company stock and a new corporate alternative minimum tax (CAMT). Effective for tax years beginning after December 31, 2022, the CAMT imposes a 15% tax on the Adjusted Financial Statement Income (AFSI) on each corporation in a group of corporations that averages greater than $1 billion in AFSI over a three-year period. Taxpayers subject to the CAMT regime must pay the greater of 15% of AFSI or their regular federal tax liability. In September 2024 the IRS issued proposed regulations regarding the application of the CAMT. Entergy and the Registrant Subsidiaries are closely monitoring any potential impact associated with the expansion of federal tax incentives, the 1% excise tax, and CAMT. Based on current IRS guidance and internal forecasts, Entergy and the Registrant Subsidiaries may become subject to the CAMT beginning in the next one to three years. The U.S. Treasury is expected to issue further guidance that will clarify how the tax credit provisions and CAMT provisions will be interpreted and applied. This guidance will determine the amount of tax credits and incremental cash tax payments Entergy expects in the future as a result of the legislation. Prior to receiving this guidance, Entergy cannot adequately assess the expected future effects on its results of operations, financial position, and cash flows. Entergy is not able to predict the effects of any change to or repeal of the above tax legislation, including any

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
federal tax incentives or tax credits, on its or the Registrant Subsidiaries’ results of operations, financial position, and cash flows.

In April 2023 the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized and provides procedures for taxpayers to obtain automatic consent to change their method of accounting. Entergy adopted this new method of income tax accounting beginning with the 2023 federal income tax return utilizing the safe harbor method in accordance with Revenue Procedure 2023-15. The additional temporary deductions taken using the new method resulted in the recognition of deferred tax liabilities of $14.2 million for Entergy, $7.6 million for Entergy Louisiana, and $6.6 million for Entergy New Orleans in 2024.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, cost and availability of qualified, skilled labor, or raw materials sourcing disruptions which may affect Entergy’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including changes to domestic monetary policy, shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

The Registrant Subsidiaries have incurred incremental cost increases due to certain tariff-exposed inputs, including select equipment, components, or underlying raw materials. As of the date of this Form 10-K, such increases have not had a material effect on such Registrant Subsidiaries' capital spending plans. Entergy is not able to predict any further effects of such tariffs or the effects of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on such capital spending plans.

Capital Structure

Entergy’s debt to capital ratio is shown in the following table.

	December 31, 2025	December 31, 2024
Debt to capital	64.3%	65.3%
Effect of excluding securitization bonds	(0.2%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	64.1%	65.1%
Effect of subtracting cash	(1.5%)	(0.7%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	62.6%	64.4%

(a)Calculation excludes the Texas securitization bonds, which are non-recourse to Entergy Texas.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

As of December 31, 2025, 20.4% of the debt outstanding is at the parent company, Entergy Corporation, and 79.6% is at the Utility segment. Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements. Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

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

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2025. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2025. The amounts below include payments on System Energy’s Grand Gulf sale-leaseback transaction, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2026	2027	2028	2029-2030	after 2030
	(In Millions)
Utility	$2,670	$2,068	$2,426	$2,238	$33,106
Parent & Other	996	231	873	1,027	8,219
Total	$3,666	$2,299	$3,299	$3,265	$41,325

See Note 5 to the financial statements for further details of long-term debt.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. Although there were no borrowings under the facility for the year ended December 31, 2025, the estimated interest rate for the year ended December 31, 2025 that would have been applied to outstanding borrowings under the facility was 5.32%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of December 31, 2025:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of December 31, 2025, Entergy Corporation had $637.8 million of commercial paper outstanding. The weighted-average interest rate for the year ended December 31, 2025 was 4.58%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2025 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2025	Letters of Credit Outstanding as of December 31, 2025
Entergy Arkansas	April 2026	$25 million (b)	5.67%	—	—
Entergy Arkansas	June 2030	$300 million (c)	4.94%	—	—
Entergy Louisiana	June 2030	$400 million (c)	5.07%	—	—
Entergy Mississippi	June 2030	$300 million (c)	4.94%	—	—
Entergy New Orleans	June 2027	$25 million (c)	5.44%	—	—
Entergy Texas	June 2030	$300 million (c)	5.07%	—	$1.1 million

(a)The interest rate is the estimated interest rate as of December 31, 2025 that would have been applied to outstanding borrowings under the facility.
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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one or more uncommitted standby letter of credit facilities as a means to post collateral to support their obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2025:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2025 (a)
Entergy Arkansas	$25 million	0.78%	$18.3 million
Entergy Arkansas	$75 million	0.50%	$75.0 million
Entergy Louisiana	$125 million	0.78%	$119.1 million
Entergy Louisiana	$45 million	0.50%	$45.0 million
Entergy Mississippi	$65 million	0.78%	$44.4 million (b)
Entergy Mississippi	$65 million	0.50%	$43.0 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$59.6 million
Entergy Texas	$160 million	1.05%	$—

(a)As of December 31, 2025, letters of credit posted with MISO covered financial transmission rights exposure of $0.1 million for Entergy Arkansas, $0.8 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, and $0.1 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.
(b)As of December 31, 2025, the letters of credit issued for Entergy Mississippi under this facility include $43.1 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding.

Finance lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2026	2027	2028	2029-2030	after 2030
	(In Millions)
Finance lease payments	$25	$23	$20	$28	$53

Finance leases are discussed in Note 10 to the financial statements.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2025 on non-cancelable operating leases with a term over one year:

	2026	2027	2028	2029-2030	after 2030
	(In Millions)
Operating lease payments	$78	$66	$54	$63	$52

Operating leases are discussed in Note 10 to the financial statements.

Other Obligations

Entergy currently expects to contribute approximately $200 million to its qualified pension plans and approximately $40.9 million to its other postretirement plans in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
expected by April 1, 2026. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy has $808 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

See below for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

In addition, the Registrant Subsidiaries enter into fuel and purchased power agreements that contain minimum purchase obligations. The Registrant Subsidiaries each have rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments for 2026 through 2029.

Planned construction and capital investments	2026	2027	2028	2029
	(In Millions)
Generation	$6,350	$8,010	$6,330	$4,215
Transmission	2,380	2,605	2,325	1,885
Distribution	2,555	2,055	1,710	1,845
Utility Support	330	295	290	290
Total	$11,615	$12,965	$10,655	$8,235

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•investments in generation projects to modernize, decarbonize, expand, and diversify the Utility operating companies’ portfolios, as well as to support customer growth, including Ironwood Power Station (formerly Lake Catherine Unit 5), Jefferson Power Station, Arkansas Cypress Solar, Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, Vicksburg Advanced Power Station, Orange County Advanced Power Station, Lone Star Power Station, Legend Power Station, and potential construction of additional generation;
•investments in the Utility nuclear fleet;
•transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and
•distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The Utility’s owned and contracted generating capacity is planned on a long-term basis with an aim to enable the Utility operating companies to meet MISO target reserve requirements; however, MISO has implemented changes to its resource adequacy construct that generally move from an annual to a seasonal design and that changes the way that resources are assigned capacity credit. MISO has also recently obtained FERC approval to implement additional changes that further affect the assignment of capacity credit to resources. As a result of these changes, there may be seasonal variations in the capacity credit afforded to the Utility operating companies’ resources by MISO, and some resource types generally may be assigned less capacity credit than they have historically. MISO continues to pursue market design changes related to its resource adequacy construct. The FERC recently approved a reliability-based demand curve that, along with a tighter balance of supply and demand, has had the effect of increasing the clearing prices in the MISO planning resource auction. MISO has also received approval from the FERC for changes to the market rules governing load modifying resources, which could affect the accreditation of these resources and, as a result, the capacity positions of the Utility operating companies. These market design changes may have an effect on both the Utility operating companies’ liquidity and the capital investment needed for long-term resources. Entergy is monitoring the evolution and application of these rules, which may require the Utility operating companies to procure additional capacity credits from the MISO market and in the longer-term may impact the incremental additional supply resources needed. The Utility’s supply plan initiative will continue to seek to transform its generation portfolio with new generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, governmental actions, including trade-related governmental actions, such as tariffs and other measures, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Renewables

Entergy Arkansas Special Rate Contract and Arkansas Cypress Solar

In September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude, LLC, a subsidiary of Alphabet, Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. In October 2025 the APSC general staff filed testimony finding that based on its evaluation of Entergy Arkansas’s application and the results of the ratepayer impact measure test, the special rate contract meets the requirements of the APSC’s promotional practice rules and is in the public interest. No other parties filed testimony. In December 2025 the APSC issued an order approving the special rate contract but denying the requested ratemaking treatment of Google’s upfront payments and deferring a decision on the treatment under the contract pricing providing for the deferral and amortization of the investment tax credits from the Arkansas Cypress Solar facility (discussed below). Also in December 2025, Entergy Arkansas filed a petition with the APSC regarding these findings, noting that they would require renegotiation of the special rate contract. In January 2026 the APSC issued an order maintaining its position on the ratemaking treatment of Google’s upfront payments but reversing itself on the treatment of the Arkansas Cypress Solar facility investment tax credits and allowing those to be used in the pricing of the Arkansas Cypress Solar facility to Google as provided for in the contract.

In September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. Entergy Arkansas is seeking public interest and prudence findings from the APSC no later than 180 days from the filing, pursuant to Act 373 of 2025, to construct the Arkansas Cypress Solar facility in

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
support of its long-term special rate contract with Google. In October 2025 the APSC general staff and the Arkansas Attorney General filed responsive testimony opposing the project cost and seeking additional information. Subsequently, the APSC general staff submitted supplemental testimony to update its initial conclusion and recommendations, noting that the Arkansas Cypress Solar facility is a reasonable project and recommending the APSC approve the project under certain conditions. Entergy Arkansas proposes to recover the costs of constructing the Arkansas Cypress Solar facility through the Generating Arkansas Jobs Act rider. A hearing was held in December 2025, and an APSC decision is due in March 2026. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028. See “Retail Rate Proceedings – Filings with the APSC (Entergy Arkansas) – Retail Rates - Generating Arkansas Jobs Act Rider” in Note 2 to the financial statements for discussion of the Generating Jobs Act rider, which was approved by the APSC in October 2025.

Bogalusa West Solar

In July 2025, Entergy Louisiana filed an application seeking LPSC approval and certification of the Bogalusa West Solar facility, a 200 MW single axis tracking solar photovoltaic power facility in Washington Parish, Louisiana. In October 2025 the LPSC voted to grant Entergy Louisiana’s application and approve the Bogalusa West Solar facility. The facility is expected to be in service by 2028.

Cypress Harvest Solar

In February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish. Entergy Louisiana requested that the LPSC consider the request at its April 2026 meeting.

Delta Solar

In December 2024 the Bolivar County Board of Supervisors approved Entergy Mississippi’s plans to construct, own, and operate the Delta Solar facility, an 80 MW solar facility to be located in Bolivar County, Mississippi. The Delta Solar facility is estimated to cost $157.2 million, inclusive of estimated transmission interconnection costs. Construction of the Delta Solar facility qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The project costs will be reviewed for prudence by the MPSC following the completion of construction. Construction is in progress, and the Delta Solar facility is expected to be in service by the end of 2027.

Penton Solar

In May 2025 the DeSoto County Board of Supervisors approved Entergy Mississippi’s plans to construct, own, and operate the Penton Solar facility, a 190 MW solar facility to be located in DeSoto County, Mississippi. The Penton Solar facility is estimated to cost $327.2 million, inclusive of estimated transmission interconnection and upgrade costs. Construction of the Penton Solar facility qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The project costs will be reviewed for prudence by the MPSC following the completion of construction. Construction is in progress, and the Penton Solar facility is expected to be in service by early 2028.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Hardin County, Texas. In August 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to withdraw the application. In September 2025, Entergy Texas and Entergy Louisiana entered into assignment and assumption agreements pursuant to which Entergy Texas assigned, and Entergy Louisiana assumed, certain interests in the Segno Solar and Votaw Solar facilities, and the associated assets were transferred in third quarter 2025 from Entergy Texas to Entergy Louisiana for approximately $42.1 million, which included adjustments per the assignment and assumption agreements.

In December 2025, Entergy Louisiana filed an application with the LPSC seeking approval and certification to construct the Segno Solar facility and Votaw Solar facility. The application asks that the LPSC approve, subject to certain ongoing discussions, allocation of the two facilities to a designated renewable resources subscription to Entergy Louisiana’s Rider Geaux Zero, and further asserts that the two solar resources fall below certain breakeven parameters established in connection with the LPSC’s order allowing Entergy Louisiana to procure up to 3 GW of solar resources, thus supporting that the resources should be certified as being in the public interest. The application requests consideration by the LPSC at or before its August 2026 meeting. A procedural schedule has been set with a hearing scheduled for July 2026. The Segno Solar facility and the Votaw Solar facility are expected to be in service by 2029.

Other Generation and Transmission

Ironwood Power Station

In November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Ironwood Power Station (formerly Lake Catherine Unit 5), a 446 MW simple cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost. In May 2025, Entergy Arkansas filed a motion for clarification concerning the appropriate calculation of the benchmark that was below the estimated cost of Ironwood Power Station and was based upon older technology and dated pricing. Entergy Arkansas will have the opportunity to present later all actual costs to the APSC for review and a prudence determination of final costs, including costs incremental to the benchmark. In June 2025, Entergy Arkansas filed its independent monitor proposal with the APSC and is awaiting direction on the proposal and the motion for clarification. Entergy Arkansas proposes to recover the costs of constructing Ironwood Power Station through the Generating Arkansas Jobs Act rider. The facility is expected to be in service by the end of 2028. See “Retail Rate Proceedings – Filings with the APSC (Entergy Arkansas) – Retail Rates - Generating Arkansas Jobs Act Rider” in Note 2 to the financial statements for discussion of the Generating Jobs Act rider, which was approved by the APSC in October 2025.

Jefferson Power Station

In August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The estimated cost of the project is $1,602

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
million. In September 2025 other parties, including the APSC general staff, filed testimony opposing the resource pending further information, although the APSC general staff recognized the capacity need for the resource and that Entergy Arkansas had satisfied the statutory requirements for a certificate of environmental compatibility and public need. Much of the opposition focused on the fact that the resource was not identified through a competitive solicitation. Entergy Arkansas filed testimony further supporting its application in September and October 2025. A hearing was held in October 2025 and November 2025. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but is, in fact, $90 million below the cost presented. Entergy Arkansas is evaluating whether to make a request for rehearing to correct the benchmark. Additionally, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations moving forward with a limited exception for certain resources associated with customer growth projects. Entergy Arkansas proposes to recover the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2029. See “Retail Rate Proceedings – Filings with the APSC (Entergy Arkansas) – Retail Rates - Generating Arkansas Jobs Act Rider” in Note 2 to the financial statements for discussion of the Generating Jobs Act rider, which was approved by the APSC in October 2025.

Bayou Power Station

In March 2024, Entergy Louisiana filed an application seeking LPSC approval and certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. In its application, Entergy Louisiana noted that the estimated cost of the Bayou Power Station was $411 million, including estimated costs of transmission interconnection and other related costs. In October 2024, Entergy Louisiana filed a motion to suspend the procedural schedule in this proceeding in order to evaluate certain recent developments related to the project including potential changes to the estimated cost of the project. In October 2025, Entergy Louisiana filed with the LPSC a motion to dismiss its application without prejudice, noting that this project has been canceled and that Entergy Louisiana is evaluating an alternative transmission solution. In November 2025 the LPSC granted the motion and dismissed the application, without prejudice. In third quarter 2025, Entergy Louisiana expensed $10.8 million of project costs related to the Bayou Power Station project.

Entergy Louisiana Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requested LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. Two of the new combined cycle combustion turbine generation resources are to be located at Franklin Farms in north Louisiana (Franklin Farms Power Station Units 1 and 2). The application also requested approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of Franklin Farms Power Station Units 1 and 2 is estimated to be approximately $2,387 million. In testimony filed with its application, Entergy Louisiana noted that the third new generation resource, Waterford 5 Power Station, is expected to have an estimated cost similar to the cost of each of Franklin Farms Power Station Units 1 and 2. Also in its testimony, Entergy Louisiana noted that the cost of the new 500 kV transmission line is estimated

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision.

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

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. In August 2025 the LPSC issued an order accepting the settlement agreement. Franklin Farms Power Station Units 1 and 2 are expected to be in service in 2028, and Waterford 5 Power Station is expected to be in service in 2029. In January 2026, several months after the LPSC order became final, certain intervenors filed a motion asking the LPSC to investigate the financing arrangements that the customer implemented for its data center project and to initiate a prudence review. The motion questions whether the credit protections for the customer’s obligations under the electric service agreement are adversely affected by the change in the customer’s financial structure and asks the LPSC to initiate a review of whether Entergy Louisiana withheld

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
relevant information from the LPSC at the time of the LPSC’s order. Entergy Louisiana filed its opposition to the motion in February 2026.

Amite South Transmission Projects

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

In December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. The project, which was approved by MISO in the 2023 MISO Transmission Expansion Plan, shares common elements with a future transmission project in the same area consisting of 230 kV elements. The estimated cost of the project is $954.7 million. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of the proposed project. In June 2025, Entergy Louisiana filed rebuttal testimony. A hearing was held in August 2025. In November 2025 the presiding ALJ issued a proposed recommendation granting the application and the requested certification. The Louisiana Energy Users Group filed exceptions to the proposed recommendation, and the LPSC staff and Entergy Louisiana filed responses in opposition to those exceptions. In December 2025 the ALJ issued a final recommendation granting the application and the requested certification. In December 2025 the LPSC issued an order adopting the final recommendation granting the application and the requested certification.

Cottonwood Power Station

In December 2025, Entergy Louisiana filed an application seeking LPSC approval and a certificate of convenience and necessity to acquire the Cottonwood combined cycle combustion turbine facility, a 1,263 MW combined cycle facility in Deweyville, Texas that was originally placed in commercial service in 2003. The filing seeks findings from the LPSC that the costs of the acquisition, including the approximately $1.5 billion purchase price and $309.3 million in capital upgrades and maintenance items needed to bring Cottonwood into alignment with Entergy Louisiana’s fleet standards with respect to operations and safety, are eligible for recovery in customer rates. The application requests an LPSC decision by October 2026. A procedural schedule has been set with a hearing scheduled for September 2026. The acquisition is currently targeted to occur in January 2027.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Babel - Webre 500 kV Transmission Project

In December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas of the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. The application requests an LPSC decision by June 2026.

Waterford 6 Power Station and Westlake Power Station

In February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana and existing Roy S. Nelson site in Westlake, Louisiana, respectively. In its application, Entergy Louisiana noted the estimated costs are approximately $2,027 million for the Waterford 6 Power Station and $2,091 million for the Westlake Power Station. Entergy Louisiana asked that the LPSC consider the requests in the application at or before its December 2026 meeting. The estimated in-service dates for the Waterford 6 Power Station and Westlake Power Station are July 2030 and October 2030, respectively.

Entergy Mississippi Additional Generation and Transmission Resources

In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data center campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi also executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. Entergy Mississippi will need generation and transmission resources to reliably serve all Entergy Mississippi customers, including the data centers. The large customer supply and service agreements also contain provisions which cover Entergy Mississippi’s incremental investment costs in the event of early termination. Entergy Mississippi anticipates recovering the incremental cost to serve the customer through the revenues it is collecting under the large customer supply and service agreements.

In May 2024 the MPSC approved Entergy Mississippi’s revisions to its formula rate plan to comply with state legislation passed in January 2024 allowing Entergy Mississippi to make interim rate adjustments, including the collection of a return on construction work in progress on a cash basis, to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation.

Delta Blues Advanced Power Station

In September 2024, Entergy Mississippi announced plans to construct, own, and operate the Delta Blues Advanced Power Station, a 754 MW combined cycle combustion turbine facility, to be located in Washington County, Mississippi. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Delta Blues Advanced Power Station is estimated to cost $1.2 billion. Construction of the Delta Blues Advanced Power Station qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. As provided for in this legislation, Entergy Mississippi began recovery of certain costs of construction of the Delta Blues Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider. Non-fuel revenue collected from the data center customer will be included in the formula rate plan to offset the facility’s revenue requirement. The project costs will be reviewed

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
for prudence by the MPSC following the completion of construction. Construction is in progress, and the facility is expected to be in service by May 2028.

Traceview Advanced Power Station

Entergy Mississippi is constructing a 754 MW combined cycle combustion turbine facility located in the City of Ridgeland, Madison County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The project is estimated to cost in excess of $1 billion. Construction of the Traceview Advanced Power Station qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. As provided for in this legislation, Entergy Mississippi will begin recovery of certain costs of construction of the Traceview Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider. Non-fuel revenue collected from the data center customer will be included in the formula rate plan to offset the facility’s revenue requirement. The project costs will be reviewed for prudence by the MPSC following the completion of construction. The facility is expected to be in service in 2029.

Vicksburg Advanced Power Station

In October 2025, Entergy Mississippi announced plans to construct, own, and operate the Vicksburg Advanced Power Station, a 754 MW combined cycle combustion turbine facility, to be located in the City of Vicksburg, Warren County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Vicksburg Advanced Power Station is estimated to cost $1.2 billion. Construction of the Vicksburg Advanced Power Station qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. As provided for in this legislation, Entergy Mississippi will begin recovery of certain costs of construction of the Vicksburg Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider. Non-fuel revenue collected from the data center customer will be included in the formula rate plan to offset the facility’s revenue requirement. The project costs will be reviewed for prudence by the MPSC following the completion of construction. Construction is in progress, and the facility is expected to be in service in August 2028.

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022 the PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. The hearing on the merits was held in June 2022, and post-hearing briefs were submitted in July 2022. In September 2022 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application for certification of Orange

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

County Advanced Power Station subject to certain conditions, including a cap on cost recovery at $1.37 billion, the exclusion of investment associated with co-firing hydrogen, weatherization requirements, and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate. In October 2022 the parties in the proceeding filed exceptions and replies to exceptions to the proposal for decision. Also in October 2022, Entergy Texas filed with the PUCT information regarding a new fixed pricing option for an estimated project cost of approximately $1.55 billion associated with Entergy Texas’s issuance of limited notice to proceed by mid-November 2022. In November 2022 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station without the investment associated with hydrogen co-firing capability, without a cap on cost recovery, and subject to certain conditions, including weatherization requirements and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate.

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

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. In its application, Entergy Texas noted that the Legend Power Station was expected to cost an estimated $1.46 billion and the Lone Star Power Station was expected to cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. In September 2024, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a motion to extend the procedural schedule in this proceeding in order to address certain developments relating to the cost and scope of the Legend Power Station and the Lone Star Power Station. In December 2024, Entergy Texas filed supplemental testimony and exhibits addressing the cost and scope developments associated with the Legend Power Station and the Lone Star Power Station in further support of its application. The cost and scope developments include cost estimate increases of $139 million for Legend Power Station and $63.7 million for Lone Star Power Station and the consideration of an alternate site for Lone Star Power Station, which would reduce the estimated cost increase of the Lone Star Power Station to $36.2 million. In March 2025, Entergy Texas filed testimony explaining that Entergy Texas planned to move forward with building the Lone Star Power Station on a more cost-effective alternative site in San Jacinto County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommended denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of AFUDC based on an adjusted weighted average cost of capital. Reply briefs were filed in May 2025. In June 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision, in which they recommended rejection of Entergy Texas’s application to construct the Legend Power Station and the Lone Star Power Station based upon their finding that Entergy Texas did not demonstrate the resources to be cost-effective alternatives to address the uncontested need for additional generation. In the alternative, the ALJs recommended that if the PUCT approves the resources, that conditions be imposed, including a deferral of the finding that the resources were prudently selected until Entergy Texas’s next rate case, a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, weatherization requirements, and a requirement that Entergy Texas obtain additional regulatory approvals prior to implementing hydrogen co-firing or carbon capture and storage. The ALJs’ proposal for decision was an interim step in the certification process and was not binding upon the PUCT. Entergy Texas filed exceptions in July 2025. In September 2025 the PUCT issued a decision granting the application, subject to conditions that include a cost cap at Entergy Texas’s previously-filed modified estimated costs of $1.6 billion for the Legend Power Station and $799 million for the Lone Star Power Station, weatherization requirements, environmental compliance requirements, and a requirement to request additional authorization prior to implementing hydrogen co-firing or carbon capture and storage. In October 2025 an intervenor filed a motion for rehearing requesting that the PUCT modify the Lone Star Power Station cost cap to reflect the estimated project costs associated with a new project site, clarify that the cost cap is inclusive of transmission upgrades, and reconsider the intervenor’s prior proposal for a “soft cost cap” below the estimated project costs, and that Entergy Texas be directed to initiate a competitive tariff proceeding to facilitate industrial sleeving of purchased power. Entergy Texas filed a response to the motion for rehearing in October 2025. In December 2025 the PUCT issued an order on rehearing modifying the Lone Star Power Station cost cap to $771.5 million to reflect the estimated project costs associated with a new project site and clarifying that the cost cap is inclusive of transmission upgrades, but denying the other relief requested in the motion for rehearing. See Note 8 to the financial statements for discussion of the build-to-suit lease arrangement for the Legend Power Station. Construction is underway, and subject to receipt of required permits and other conditions, both facilities are expected to be in service by mid-2028.

Southeast Texas Area Reliability Project (SETEX)

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits was held in May 2025. In July 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct SETEX and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $1.4 billion. In October 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities, and selecting the final route for the project, which has an estimated cost of $1.36 billion. In November 2025, multiple parties filed motions for rehearing primarily challenging the routing of the transmission line. In December 2025 the PUCT issued an order on rehearing reaffirming and providing additional support for its initial decision. Subject to receipt of required permits and other conditions, the facility is expected to be in service by the end of 2029.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cypress to Legend 500 kV Transmission Line

In May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and a hearing on the merits was held in August 2025. In October 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct the transmission line and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $398.7 million. In December 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line, and selecting the final route previously recommended. In February 2026, landowners not party to the PUCT proceeding filed in the 345th District Court of Travis County, Texas a petition for declaratory relief and temporary and permanent injunction against the PUCT’s final order. The petition, which names the PUCT, its commissioners, and Entergy Texas as defendants, challenges Entergy Texas’s notice, the application of the PUCT’s notice rule, and the PUCT order’s approval of a route the petitioner’s assert was not adequately noticed. Entergy Texas expects to file an answer disputing all aspects of the petition by the applicable deadline. Subject to receipt of required permits and other conditions, the facility is expected to be in service by the end of 2028.

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

The LPSC also has pending rulemakings addressing issues related to pole viability and grid maintenance practices. In December 2023, in those rulemakings, the LPSC staff issued a report and recommendation proposing to impose significant new reporting and compliance obligations related to jurisdictional utilities’ distribution and transmission operations, including new obligations related to grid hardening plans, pole inspections, pole replacement, vegetation management, storm restoration plans, new reliability metrics, software for handling customer complaints and complaint resolution, required use of drone technology, and new penalties and incentives for reliability performance and for compliance with the new obligations. In February 2024, Entergy Louisiana and other parties filed comments on the LPSC staff’s report. These rulemakings were formally closed in August 2025 without the adoption of any rules or obligations being promulgated by the LPSC.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy New Orleans

In October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a resilience and storm hardening cost recovery rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which included $168 million in hardening projects. The three-year resilience plan was to be in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In October 2024 the City Council approved a resolution authorizing a two-year resilience plan totaling $100 million and approved the requested resilience and storm hardening cost recovery rider. In December 2024, Entergy New Orleans notified the City Council of the subset of hardening projects from the revised three-year resilience plan to be included in the two-year resilience plan. Entergy New Orleans implemented the approved resilience and storm hardening cost recovery rider effective with the first billing cycle of January 2025. In December 2025, the City Council issued a resolution establishing certain metrics and reporting requirements for the approved hardening projects. Also in December 2025, Entergy New Orleans filed an application and supporting testimony seeking the City Council’s approval of the second phase of its infrastructure hardening plan totaling approximately $400 million over a five-year period (2027 to 2031). Entergy New Orleans also sought, among other relief, the City Council’s approval to continue to use the resilience and storm hardening cost recovery rider to recover from customers the costs of the plan. Entergy New Orleans requested the City Council approve the application by October 2026.

Entergy Texas

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $137 million of projects to be funded by Entergy Texas and approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. In January 2025 the PUCT unanimously approved Phase I of Entergy Texas’s Texas Future Ready Resiliency Plan, including the approximately $137 million of projects to be funded by Entergy Texas and application of performance metrics consistent with the unopposed settlement. The PUCT clarified that, while not part of Entergy Texas’s Phase I plan, Entergy Texas is permitted to pursue the remaining $198 million of identified projects and Texas Energy Fund grant funding for those projects. In February 2025 the PUCT issued an order adopting a new rule establishing the procedures for application to the grant fund. In July 2025, Entergy Texas submitted an application for approximately $200 million in grant funding from the Texas Energy Fund to implement the resilience projects originally included in its Texas Future Ready Resiliency Plan. In October 2025 the PUCT voted to approve the approximately $200 million grant request in full. The portion of the projects funded by Entergy Texas will be eligible for recovery through Entergy Texas’s transmission or distribution cost recovery factor riders, as applicable.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Dividends and Stock Repurchases

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. In January 2026 the Board declared a dividend of $0.64 per share. Entergy paid $1,074 million in 2025, $982 million in 2024, and $918 million in 2023 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2025, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•internally generated funds;
•cash on hand ($1,929 million as of December 31, 2025);
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

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy. The City Council has concurrent jurisdiction over Entergy New Orleans’s securities issuances with maturities longer than one year. The APSC has concurrent jurisdiction over Entergy Arkansas’s issuances of securities secured by Arkansas property, including first mortgage bond issuances. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits and long-term financing authorization for Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
are effective through January 2027. The current FERC-authorized short-term borrowing limit and long-term financing authorization for Entergy Arkansas is effective through February 2028. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2027. Entergy New Orleans also has obtained long-term financing authorization from the City Council that extends through December 2027. Entergy Louisiana and System Energy each has obtained long-term financing authorization from the FERC that extends through January 2027 for issuances by the nuclear fuel company variable interest entities. Entergy Arkansas has obtained long-term financing authorization from the FERC that extends through February 2028 for issuances by its nuclear fuel company variable interest entity. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Equity Issuances and Equity Distribution Program

In January 2021, Entergy Corporation entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy Corporation may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy Corporation common stock, Entergy Corporation may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of December 31, 2025, Entergy Corporation has utilized the equity distribution program either to sell or to enter into forward sale agreements with respect to shares of common stock with an aggregate gross sales price of approximately $2.8 billion, of which approximately $2.6 billion of aggregate gross sales price was the subject of forward sale agreements, subject to adjustment pursuant to the forward sale agreements. Entergy Corporation settled certain of its then-outstanding forward sale agreements for cash proceeds of $131 million in 2023 and $1,138 million in 2025. There were no settlements of forward sale agreements for the year ended December 31, 2024.

In March 2025, Entergy Corporation marketed an equity offering of 17.8 million shares of Entergy Corporation common stock. In lieu of issuing equity at the time of the offering, Entergy Corporation entered into forward sale agreements with several forward counterparties. The forward sale agreements require Entergy Corporation to, at its election on or prior to September 30, 2026, either (1) physically settle the transactions by issuing the total of 17.8 million shares of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $81.87 per share) or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

In February 2026, Entergy Corporation physically settled a portion of its obligations under certain of its outstanding forward sale agreements under its at the market equity distribution program for cash proceeds of $346 million.

Entergy Corporation currently expects to issue approximately $4.4 billion of equity through 2029, which it may issue under its at the market equity distribution program or otherwise, with approximately $1.9 billion already contracted under forward sale agreements as of December 31, 2025, including under its at the market equity distribution program ($346 million of which were settled in February 2026 as described above) and the March 2025 equity offering described above. See Note 7 to the financial statements for discussion of the forward sale agreements and common stock issuances and sales under the equity distribution program.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas Build-to-Suit Lease Arrangement for the Legend Power Station

In December 2025, Entergy Texas entered into a build-to-suit lease arrangement for the Legend Power Station as the lessee with a consortium of investors (the Investors). Under the terms of the arrangement, the Investors purchased the in-process Legend Power Station construction project from Entergy Texas at a cost of $359 million and will spend up to $1.45 billion (including the initial purchase price) to construct the Legend Power Station project as designed by Entergy Texas. Entergy Texas is engaged to serve as the construction agent for the Legend Power Station project. The Investors, however, control the asset during construction. If Entergy Texas defaults in its role as construction agent, the Investors have various options available to remedy the default, including by accelerating the lease balance payable by Entergy Texas, causing a sale of the Legend Power Station project to a third party, or certain other options. If there are certain changes to the terms of the PUCT approval of the Legend Power Station project or certain other circumstances outside of Entergy Texas’s control, then either the Investors or Entergy Texas could exercise the right to terminate the arrangement, in which case Entergy Texas would be required to purchase the in-process Legend Power Station project from the Investors at an amount equal to their costs incurred to date, including carrying costs. Since Entergy Texas does not control the in-process construction project, it will not recognize the asset (i.e., construction work in progress) or an associated liability during construction.

Upon the Legend Power Station’s readiness for first synchronization to the grid, expected in early 2028, a triple-net lease will commence under which Entergy Texas will have control of the Legend Power Station and receive all output from the plant. The initial term of the lease will end seven years from the closing of the arrangement, or approximately five years after the Legend Power Station’s expected readiness for first synchronization to the grid. The lease cost will be equal to the Secured Overnight Financing Rate plus a margin which is based on the credit rating of Entergy Texas, multiplied by the total costs (including carrying costs) incurred by the Investors as of the commencement of the lease. Entergy Texas will have the option to purchase the Legend Power Station at any time during the lease term at a price equal to the total cost of the plant to the Investors, plus any fees and carrying charges owed to the Investors. If the purchase price option is exercised within two years of commencement of the triple-net lease, Entergy Texas must enter into a secured note payable to the Investors for the amount of the purchase price. The note payable would be due at the end of the initial lease term, but may be prepaid at any time beginning two years after the commencement date of the lease. The note will be secured by the Legend Power Station and related equipment and collateral.

At the end of the initial lease term, Entergy Texas must exercise one of the following options: 1) renew the lease for an additional five year term, subject to unanimous consent of the Investors, 2) purchase the plant at a price equal to the total cost of the plant to Investors, plus any fees and carrying charges owed to the Investors, or 3) sell the plant on behalf of the Investors. If Entergy Texas chooses the third option, then it will owe or be owed any difference between the total cost of the plant to Investors and the sale price.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Millions)
Cash and cash equivalents at beginning of period	$860	$133	$224

Net cash provided by (used in):
Operating activities	5,150	4,488	4,294
Investing activities	(7,109)	(5,849)	(4,629)
Financing activities	3,028	2,088	244
Net increase (decrease) in cash and cash equivalents	1,069	727	(91)

Cash and cash equivalents at end of period	$1,929	$860	$133

2025 Compared to 2024

Operating Activities

Net cash flow provided by operating activities increased $662 million in 2025 primarily due to:

•higher collections from Utility customers;
•the receipt of $547 million in proceeds from the transfer of 2024 nuclear and solar production tax credits to third parties in 2025. See Note 3 to the financial statements for discussion of the nuclear and solar production tax credits;
•an increase of $401 million in receipts from advance payments related to customer agreements in 2025, of which $366 million is recorded as current liabilities and included within changes in other working capital accounts; and
•one-time bill credits of $92 million in 2024 to Entergy Arkansas’s retail customers through the Grand Gulf credit rider as a result of the System Energy settlement with the APSC. See Note 2 to the financial statements for discussion of the System Energy settlement agreement with the APSC and Entergy Arkansas’s Grand Gulf credit rider.

The increase was partially offset by higher fuel and purchased power payments, an increase of $124 million in interest paid, and the timing of payments to vendors. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $1,260 million in 2025 primarily due to:

•an increase of $2,154 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Arkansas on the Ironwood Power Station (formerly Lake Catherine Unit 5) project and the Jefferson Power Station project, by Entergy Louisiana on the Franklin Farms Power Station Units 1 and 2 project, by Entergy Mississippi on the Delta Blues Advanced Power Station project, the Vicksburg Advanced Power Station project, the Traceview Advanced Power Station project, and the Penton Solar project, and by Entergy Texas on the Legend Power Station project, the Lone Star Power Station project, and the Orange County Advanced Power Station project;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $400 million in distribution construction expenditures primarily due to increased investment in the resilience of the Utility distribution system;
•an increase of $234 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in the Utility service area and increased spending on various transmission projects in 2025;
•an increase of $115 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025;
•a decrease of $79 million in proceeds received in 2025 as compared to 2024 from the DOE resulting from litigation regarding spent nuclear fuel storage costs. See Note 8 to the financial statements for discussion of the spent nuclear fuel storage litigation;
•cash collateral of $95 million posted in 2025 to support Entergy Arkansas’s and Entergy Louisiana’s obligations to MISO; and
•an increase of $43 million in decommissioning trust fund investment activity.

The increase was partially offset by:

•the receipt of $484 million in proceeds from the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025;
•the initial and substantial completion payments totaling approximately $393 million in 2024 for the purchase of the Driver Solar facility by Entergy Arkansas;
•the receipt of $359 million in proceeds from the sale of assets related to Entergy Texas’s Legend Power Station project in 2025. See Note 8 to the financial statements for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station;
•the initial and substantial completion payments totaling approximately $240 million in 2024 for the purchase of the West Memphis Solar facility by Entergy Arkansas;
•the initial and substantial completion payments totaling approximately $186 million in 2024 for the purchase of the Walnut Bend Solar facility by Entergy Arkansas;
•a decrease of $68 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2025;
•a decrease of $57 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•net receipts from storm reserve escrow accounts of $32 million in 2025 compared to net payments to storm reserve escrow accounts of $17 million in 2024.

See Note 14 to the financial statements for discussion of the Driver Solar facility, the West Memphis Solar facility, and the Walnut Bend Solar facility purchases.

Financing Activities

Net cash flow provided by financing activities increased $940 million in 2025 primarily due to:

•$1,136 million in net proceeds from the issuance of common stock in settlement of forward contracts under the at the market equity distribution program in 2025. There were no issuances of common stock under the at the market equity distribution program in 2024; and
•an increase of $638 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
The increase was partially offset by:

•long-term debt activity providing approximately $2,249 million of cash in 2025 compared to providing approximately $2,845 million of cash in 2024;
•a decrease of $100 million in proceeds received from treasury stock issuances in 2025 due to a smaller amount of previously repurchased Entergy Corporation common stock issued in 2025 to satisfy stock option exercises as compared to 2024;
•an increase of $92 million in common stock dividends paid in 2025 as a result of an increase in the dividend paid per share in 2025 as compared to 2024 and an increase in the number of shares outstanding; and
•an increase of $59 million in net repayments of commercial paper in 2025 as compared to 2024.

See Note 7 to the financial statements for discussion of the equity distribution program. See Note 5 to the financial statements for details of long-term debt. See Note 4 to the financial statements for details of Entergy’s commercial paper program.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow Activity” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of operating, investing, and financing cash flow activities for 2024 compared to 2023.

Industrial and Commercial Customers

Entergy’s large industrial and commercial customers continually explore ways to reduce their energy costs. Entergy responds by working with industrial and commercial customers to negotiate electric service contracts with competitive rates that match specific customer needs and load profiles. Additionally, cogeneration is an option available to a portion of Entergy’s industrial customer base. Entergy actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand from both new and existing customers.

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

Company	Authorized Return on Common Equity

Entergy Arkansas	9.15% - 10.15%
Entergy Louisiana	9.3% - 10.1%
Entergy Mississippi	10.25% - 12.26%
Entergy New Orleans	8.85% - 9.85%
Entergy Texas	9.57%

Rate regulation and related regulatory proceedings and fuel and purchased power cost recovery proceedings for the Utility operating companies are discussed in Note 2 to the financial statements.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The current return on equity under the Unit Power Sales Agreement is 9.65%. The Unit Power Sales Agreement is discussed in Note 8 to the financial statements.

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
•The interest rate risk associated with changes in interest rates as a result of Entergy’s outstanding indebtedness. Entergy manages its interest rate exposure by monitoring current interest rates and its debt outstanding in relation to total capitalization, and by hedging some of its exposure to interest rates via derivative instruments. See Notes 4 and 5 to the financial statements for the details of Entergy’s debt outstanding. See Note 15 to the financial statements for further details on Entergy’s derivative instruments and hedging activities.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreements. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At December 31, 2025, based on power prices at that time, Entergy had $4 million of posted cash collateral.

In addition to the ability to post cash collateral, each of the Utility operating companies has uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. See Note 4 to the financial statements for discussion of these letter of credit facilities. As of December 31, 2025, Entergy Arkansas had $37 million of posted cash collateral and Entergy Louisiana had $58 million of posted cash collateral.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Nuclear Matters

Entergy’s Utility business includes the ownership and operation of nuclear generating plants and is, therefore, subject to the risks related to such ownership and operation. These include risks related to: the acquisition, use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, including the financial requirements to address emerging issues related to equipment reliability, to position Entergy’s nuclear fleet to meet its operational goals; the performance and capacity factors of these nuclear plants; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts of insurance recoveries for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Utility Regulatory Accounting

Entergy’s Utility operating companies and System Energy are subject to retail regulation by their respective state and local regulators and to wholesale regulation by the FERC. Because these regulatory agencies set the rates the Utility operating companies and System Energy are allowed to charge customers based on allowable costs, including a reasonable return on equity, the Utility operating companies and System Energy apply accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. Regulatory assets represent incurred costs that have been deferred because they are

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
probable of future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be credited to customers through future regulated rates, (2) billings in advance of expenditures for approved regulatory programs, or (3) refunds ordered by regulators. See Note 2 to the financial statements for a discussion of rate and regulatory matters, including details of Entergy’s and the Registrant Subsidiaries’ regulatory assets and regulatory liabilities.

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

In 2023, Entergy implemented a new asset allocation strategy for its pension assets, based on the funded status of each plan within the trust. The new strategy no longer focuses on targeting an overall asset allocation for the trust, but rather a target asset allocation for each plan within the trust that adjusts dynamically based on the funded status. The ultimate asset allocation for each plan is expected to be attained when the plan is 110% funded. The 2025 weighted-average target pension asset allocation is 30% equity and 70% fixed income securities, of which 66% is long duration fixed income.

In 2017, Entergy changed its asset allocation strategy for its non-taxable and taxable other postretirement assets, based on the funded status of each sub-account within each trust. The strategy no longer focuses on targeting an overall asset allocation for each trust, but rather a target asset allocation for each sub-account within each trust that adjusts dynamically based on the funded status. This strategy was reaffirmed based upon an asset/liability study in 2024. The 2025 weighted-average target postretirement asset allocation is 23% equity and 77% fixed income securities.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 11 to the financial statements for discussion of the current asset allocations for Entergy’s pension and other postretirement assets.

Costs and Sensitivities

The estimated 2026 and actual 2025 qualified pension and other postretirement costs and related underlying assumptions and sensitivities are shown below:

Costs	Estimated 2026	2025
	(In Millions)
Qualified pension cost	$66.2	$99.3 (a)
Other postretirement income	($2.4)	($20.3) (a)

Assumptions	2026	2025
Discount rates
Qualified pension
Service cost	5.66%	5.75%
Interest cost	5.06%	5.46%

Other postretirement
Service cost	5.55%	5.50%
Interest cost	4.90%	5.36%

Expected long-term rates of return
Qualified pension assets	6.25% - 6.75% Blended 6.72%	6.00% - 7.00% Blended 6.75%
Other postretirement - non-taxable assets	5.75% - 6.75%	6.00% - 7.00%
Other postretirement - taxable assets - after tax rate	4.75%	4.75%

Weighted-average rate of increase in future compensation	3.98% - 4.45%	3.98% - 4.45%

Assumed health care cost trend rates
Pre-65 retirees	8.50%	8.15%
Post-65 retirees	10.63%	10.13%
Ultimate health care cost trend rate	4.75%	4.75%
Year ultimate health care cost trend rate is reached and beyond
Pre-65 retirees	2036	2035
Post-65 retirees	2036	2035

(a)    In 2025, qualified pension cost included settlement costs of $23.9 million and other postretirement income included settlement and curtailment credits of $5.2 million.

Actual asset returns have an effect on Entergy’s qualified pension and other postretirement costs. In 2025, Entergy’s actual annual return on qualified pension assets was approximately 12.50% and on other postretirement assets was approximately 11%, as compared to the 2025 expected long-term rates of return discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2026 Qualified Pension Cost	Impact on 2025 Qualified Pension Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$4	$103
Rate of return on plan assets	(0.25%)	$12	$—
Rate of increase in compensation	0.25%	$4	$22

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2026 Postretirement Benefits Cost	Impact on 2025 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$2	$21
Health care cost trend	0.25%	$2	$11

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Employer Contributions

Entergy contributed $240 million to its qualified pension plans in 2025. Entergy estimates pension contributions will be approximately $200 million in 2026 although the 2026 required pension contributions will be known with more certainty when the January 1, 2026, valuations are completed, which is expected by April 1, 2026.

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

Entergy contributed $45.2 million to its other postretirement plans in 2025 and plans to contribute $40.9 million in 2026.

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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2025.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2025. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

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
ELIECER VIAMONTES Chairman of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

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

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and the likelihood of refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the Commissions, recovery in future rates of regulatory assets and refunds or future reductions in rates related to regulatory liabilities involved specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities and auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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

Entergy Texas Build-to-Suit Lease Arrangement for the Legend Power Station — Entergy Corporation and Subsidiaries — Refer to Note 8 to the financial statements

Critical Audit Matter Description

In December 2025, the Corporation entered into a build-to-suit lease arrangement for the Legend Power Station (the “Facility”) as the lessee with a consortium of investors (“the Investors”). Under the terms of the arrangement, the

Investors purchased the in-process Facility from the Corporation at cost of $359 million and will spend up to $1.45 billion (including the initial purchase price) to construct the Facility as designed by the Corporation. The Corporation is engaged to serve as the construction agent for the Facility. The Investors, however, control the Facility during construction. If the Corporation defaults in its role as construction agent, the Investors have various options available to remedy the default, including by accelerating the lease balance payable by the Corporation, causing a sale of the Facility to a third party, or certain other options. If there are certain changes to the terms of the Public Utility Commission of Texas (“PUCT”) approval of the Facility or certain other circumstances outside of the Corporation’s control, then either the Investors or the Corporation could exercise the right to terminate the arrangement, in which case the Corporation would be required to purchase the in-process Facility from the Investors at an amount equal to their costs incurred to date, including carrying costs. Since the Corporation does not control the in-process Facility, it will not recognize the Facility (i.e., construction work in progress) or an associated liability during construction.

Upon the Facility’s readiness for first synchronization to the grid, expected in early 2028, a triple-net lease will commence under which the Corporation will have control of the Facility and receive all output from the plant.

We identified management’s conclusion that the Corporation does not control the Facility being constructed before the commencement of the lease (i.e., during the construction period) and thus is not the deemed accounting owner of the Facility during the construction period as a critical audit matter due to the judgments made by management to support its conclusion. Auditing management’s judgments involved especially subjective judgment and specialized knowledge of accounting for lease transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the build-to-suit lease arrangement for the Facility included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the accounting impact of this build-to-suit lease arrangement, including the conclusion that the Corporation does not control the Facility being constructed before the commencement of the lease.

•We evaluated the Corporation’s disclosures related to the impacts of the build-to-suit lease arrangement.

•We read relevant transaction documents between the Corporation and the Investors as well as regulatory orders issued by the PUCT for the Corporation and evaluated the external information to compare to management’s conclusions.

•We obtained an analysis from management to assess management’s assertion that the Corporation does not control the Facility being constructed before the commencement date of the lease.

•With the assistance of professionals in our firm having expertise and experience in addressing the accounting for build-to-suit lease arrangements, we evaluated the Corporation’s analysis, including the conclusion that the Corporation does not control the Facility being constructed before the commencement date of the lease.

•We obtained representation from management regarding the conclusion that the Corporation does not control the Facility being constructed before the commencement date of the lease.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 19, 2026

We have served as the Corporation’s auditor since 2001.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$12,775,314	$11,627,732	$11,842,454
Natural gas	112,607	178,070	180,490
Other	58,765	73,851	124,468
TOTAL	12,946,686	11,879,653	12,147,412

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,359,403	2,256,874	2,801,580
Purchased power	1,240,998	839,236	968,036
Nuclear refueling outage expenses	113,429	147,019	150,147
Other operation and maintenance	3,055,097	2,898,237	2,898,213
Asset write-offs, impairments, and related charges (credits)	12,795	107,134	42,679
Decommissioning	227,876	220,080	206,674
Taxes other than income taxes	818,664	752,948	755,574
Depreciation and amortization	2,077,692	2,013,168	1,845,003
Other regulatory charges (credits) - net	(161,546)	(6,133)	(138,469)
TOTAL	9,744,408	9,228,563	9,529,437

OPERATING INCOME	3,202,278	2,651,090	2,617,975

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	180,726	133,046	98,493
Interest and investment income	317,348	298,865	162,726
Miscellaneous - net	(92,421)	(489,970)	(201,013)
TOTAL	405,653	(58,059)	60,206

INTEREST EXPENSE
Interest expense	1,412,955	1,203,588	1,046,164
Allowance for borrowed funds used during construction	(76,304)	(52,768)	(39,758)
TOTAL	1,336,651	1,150,820	1,006,406

INCOME BEFORE INCOME TAXES	2,271,280	1,442,211	1,671,775

Income taxes	497,952	381,027	(690,535)

CONSOLIDATED NET INCOME	1,773,328	1,061,184	2,362,310

Preferred dividend requirements of subsidiaries and noncontrolling interests	15,056	5,594	5,774

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$1,758,272	$1,055,590	$2,356,536

Earnings per average common share:
Basic	$3.98	$2.47	$5.57
Diluted	$3.91	$2.45	$5.55

Basic average number of common shares outstanding	442,029,481	427,713,121	423,139,862
Diluted average number of common shares outstanding	450,151,884	431,581,696	424,752,990

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

Net Income	$1,773,328	$1,061,184	$2,362,310

Other comprehensive income (loss)
Pension and other postretirement plan changes
(net of tax expense (benefit) of ($15,138), $54,711, and $9,248)	(45,775)	205,229	29,294
Other comprehensive income (loss)	(45,775)	205,229	29,294

Comprehensive Income	1,727,553	1,266,413	2,391,604
Preferred dividend requirements of subsidiaries and noncontrolling interests	15,056	5,594	5,774
Comprehensive Income Attributable to Entergy Corporation	$1,712,497	$1,260,819	$2,385,830

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,773,328	$1,061,184	$2,362,310
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,537,138	2,443,562	2,244,479
Deferred income taxes, tax credits, and non-current taxes accrued	1,015,509	320,705	(707,822)
Asset write-offs, impairments, and related charges (credits)	12,795	107,134	42,679
Pension settlement charge	—	319,675	—
Changes in working capital:
Receivables	(79,833)	3,056	101,801
Fuel inventory	38,927	21,898	(45,166)
Accounts payable	38,755	111,839	(135,048)
Taxes accrued	68,083	22,893	10,122
Interest accrued	26,103	45,357	18,933
Deferred fuel costs	(271,109)	182,578	759,361
Other working capital accounts	296,714	(19,177)	(210,038)
Changes in provisions for estimated losses	(10,284)	43,493	(68,631)
Changes in regulatory assets	284,914	378,514	435,877
Changes in other regulatory liabilities	180,811	660,559	463,805
Change in customer advances - non-current	35,000	—	—
Effect of securitization on regulatory asset	—	—	(491,150)
Changes in pension and other postretirement funded status	(278,186)	(469,721)	(610,479)
Other	(518,014)	(745,039)	123,295
Net cash flow provided by operating activities	5,150,651	4,488,510	4,294,328

INVESTING ACTIVITIES
Construction/capital expenditures	(7,684,922)	(4,838,339)	(4,440,652)
Allowance for equity funds used during construction	180,726	133,046	98,493
Nuclear fuel purchases	(252,912)	(309,437)	(270,973)
Payment for purchase of plant and assets	(3,517)	(821,934)	(35,094)
Proceeds from sale of business and assets	858,588	—	11,000
Insurance proceeds received for property damages	—	7,907	19,493
Changes in securitization account	2,834	3,308	5,493
Payments to storm reserve escrow accounts	(14,894)	(17,990)	(19,780)
Receipts from storm reserve escrow accounts	46,570	736	98,529
Decrease (increase) in other investments	(113,388)	212	(16,733)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	3,546	82,412	23,655
Proceeds from nuclear decommissioning trust fund sales	1,509,997	2,805,145	1,082,722
Investment in nuclear decommissioning trust funds	(1,642,082)	(2,894,076)	(1,185,130)
Net cash flow used in investing activities	(7,109,454)	(5,849,010)	(4,628,977)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,750,445	7,898,968	4,273,297
Treasury stock	36,641	136,794	9,823
Common stock	1,136,103	—	130,649
Retirement of long-term debt	(3,501,800)	(5,054,094)	(5,135,753)
Changes in commercial paper - net	(269,517)	(210,880)	310,550
Capital contributions from noncontrolling interests	—	—	25,708
Proceeds received by storm trusts related to securitization	—	—	1,457,676
Customer advances received for construction	1,643,765	547,500	259,505
Customer advances used for construction	(662,896)	(204,991)	(108,903)
Other	(12,255)	(25,664)	(43,007)
Dividends paid:
Common stock	(1,074,151)	(981,659)	(918,193)
Preferred stock	(18,319)	(18,319)	(18,319)
Net cash flow provided by financing activities	3,028,016	2,087,655	243,033

Net increase (decrease) in cash and cash equivalents	1,069,213	727,155	(91,616)

Cash and cash equivalents at beginning of period	859,703	132,548	224,164

Cash and cash equivalents at end of period	$1,928,916	$859,703	$132,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$1,238,284	$1,114,631	$987,252
Income taxes - net (includes production tax credit sale proceeds of $547,261 in 2025, $— in 2024, and $— in 2023)	($515,071)	$41,551	$42,821
Noncash investing activities:
Accrued construction expenditures	$800,047	$615,490	$487,439

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2025	2024
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$45,895	$48,424
Temporary cash investments	1,883,021	811,279
Total cash and cash equivalents	1,928,916	859,703
Accounts receivable:
Customer	735,734	681,504
Allowance for doubtful accounts	(32,324)	(17,919)
Other	242,402	204,868
Accrued unbilled revenues	524,420	521,946
Total accounts receivable	1,470,232	1,390,399
Deferred fuel costs	54,133	—
Fuel inventory - at average cost	131,974	166,408
Materials and supplies	1,710,395	1,631,056
Deferred nuclear refueling outage costs	86,497	99,885
Current assets held for sale	—	15,574
Prepayments and other	424,704	233,212
TOTAL	5,806,851	4,396,237

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,300,880	5,562,575
Non-utility property - at cost (less accumulated depreciation)	481,590	423,764
Storm reserve escrow accounts	308,784	340,460
Other	124,414	82,344
TOTAL	7,215,668	6,409,143

PROPERTY, PLANT, AND EQUIPMENT
Electric	74,750,917	70,818,667
Natural gas	—	77,054
Construction work in progress	6,020,008	3,206,308
Nuclear fuel	834,690	765,661
TOTAL PROPERTY, PLANT, AND EQUIPMENT	81,605,615	74,867,690
Less - accumulated depreciation and amortization	28,751,001	27,444,740
PROPERTY, PLANT, AND EQUIPMENT - NET	52,854,614	47,422,950

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $216,107 as of December 31, 2025 and $234,112 as of December 31, 2024)	5,005,976	5,255,509
Deferred fuel costs	172,201	172,201
Goodwill	367,582	367,625
Accumulated deferred income taxes	15,540	18,986
Non-current assets held for sale	—	462,797
Other	452,298	284,584
TOTAL	6,013,597	6,561,702

TOTAL ASSETS	$71,890,730	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2025	2024
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$2,375,140	$1,378,090
Notes payable and commercial paper	657,774	927,291
Accounts payable	2,565,546	1,929,162
Customer deposits	479,796	462,436
Taxes accrued	525,189	457,093
Interest accrued	285,657	259,554
Deferred fuel costs	14,562	237,146
Pension and other postretirement liabilities	63,214	64,854
Customer advances	632,850	151,662
Other	223,240	243,749
TOTAL	7,822,968	6,111,037

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,592,681	4,467,748
Accumulated deferred investment tax credits	187,173	194,146
Regulatory liability for income taxes - net	1,079,699	1,168,078
Other regulatory liabilities	3,911,839	3,609,463
Customer advances	35,000	—
Decommissioning and asset retirement cost liabilities	4,947,530	4,713,426
Accumulated provisions	495,779	506,063
Pension and other postretirement liabilities	113,930	254,704
Long-term debt (includes securitization bonds of $221,139 as of December 31, 2025 and $239,622 as of December 31, 2024)	27,902,021	26,613,505
Customer advances for construction	1,615,455	634,587
Other	953,078	1,112,881
TOTAL	46,834,185	43,274,601

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2025 and 2024; issued shares in 2025 and 2024 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2025 and 2024; issued 583,203,774 shares in 2025 and 561,950,696 shares in 2024	5,832	5,620
Paid-in capital	8,979,387	7,833,525
Retained earnings	12,698,436	12,014,315
Accumulated other comprehensive income (loss)	(3,006)	42,769
Less - treasury stock, at cost (130,864,409 shares in 2025 and 132,370,280 shares in 2024)	4,757,573	4,812,321
Total shareholders’ equity	16,923,076	15,083,908
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	91,091	101,076
TOTAL	17,014,167	15,184,984

TOTAL LIABILITIES AND EQUITY	$71,890,730	$64,790,032

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2022	$97,907	$5,594	($4,978,994)	$7,630,098	$10,502,041	($191,754)	$13,064,892
Consolidated net income (a)	5,774	—	—	—	2,356,536	—	2,362,310
Other comprehensive income	—	—	—	—	—	29,294	29,294
Common stock issuances and sales under the at the market equity distribution program	—	26	—	132,391	—	—	132,417
Common stock issuance costs	—	—	—	(1,768)	—	—	(1,768)
Common stock issuances related to stock plans	—	—	25,496	31,880	—	—	57,376
Common stock dividends declared	—	—	—	—	(918,193)	—	(918,193)
Beneficial interest in storm trust	14,577	—	—	—	—	—	14,577
Capital contributions from noncontrolling interest	25,708	—	—	—	—	—	25,708
Distributions to noncontrolling interests	(5,188)	—	—	—	—	—	(5,188)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2023	$120,459	$5,620	($4,953,498)	$7,792,601	$11,940,384	($162,460)	$14,743,106
Consolidated net income (a)	5,594	—	—	—	1,055,590	—	1,061,184
Other comprehensive income	—	—	—	—	—	205,229	205,229
Common stock issuances related to stock plans	—	—	141,177	40,924	—	—	182,101
Common stock dividends declared	—	—	—	—	(981,659)	—	(981,659)
Distributions to noncontrolling interests	(6,658)	—	—	—	—	—	(6,658)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2024	$101,076	$5,620	($4,812,321)	$7,833,525	$12,014,315	$42,769	$15,184,984
Consolidated net income (a)	15,056	—	—	—	1,758,272	—	1,773,328
Other comprehensive loss	—	—	—	—	—	(45,775)	(45,775)
Common stock issuances and sales under the at the market equity distribution program	—	212	—	1,148,890	—	—	1,149,102
Common stock issuance costs	—	—	—	(13,000)	—	—	(13,000)
Common stock issuances related to stock plans	—	—	54,748	9,972	—	—	64,720
Common stock dividends declared	—	—	—	—	(1,074,151)	—	(1,074,151)
Distributions to noncontrolling interests	(6,722)	—	—	—	—	—	(6,722)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2025	$91,091	$5,832	($4,757,573)	$8,979,387	$12,698,436	($3,006)	$17,014,167

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries include $16 million for 2025, 2024, and 2023 of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Customer Advances

Certain large industrial customers are required by Entergy’s Regulators to make advance payments in excess of what would typically be required under existing utility rates to offset the costs the Utility operating companies will incur to serve the customer. The Utility operating companies will be required to include the revenue related to these additional payments in ratemaking in future periods to offset the costs of serving the customer that made the payment. In some cases, the advance payment is designed to provide the Utility operating companies with a return on construction work in progress for utility plant investments typically received through the recognition of AFUDC (as defined and described further below). In such cases, AFUDC is not added to the associated construction work in progress, which results in a lower amount of utility plant recovered through utility rates. Customer advances are initially recorded as a current or non-current liability and then recognized as revenue as the related costs are incurred.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost less regulatory disallowances and impairments.  Depreciation is computed on the straight-line basis at rates based on the applicable estimated service lives of the various classes of property.  For the Registrant Subsidiaries, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation.  Normal maintenance, repairs, and minor replacement costs are charged to operating expenses.  Certain combined cycle gas turbine generating units are maintained under long-term service agreements with third-party service providers. The costs under these

Entergy Corporation and Subsidiaries
Notes to Financial Statements

agreements are split between operating expenses and capital additions based upon the nature of the work performed. Substantially all of the Registrant Subsidiaries’ plant is subject to mortgage liens.

Customers may be required to make advance payments to reimburse the Utility operating companies for costs of constructing new utility plants that are not expected to be recovered through existing retail rates. Under the regulatory framework, these payments are required to ensure the cost to serve a particular customer does not increase the utility rates charged to other utility customers. These advance payments generally do not reduce the retail rate charged to the customer making the payment and do not create any additional obligation for the respective Utility operating company to provide electrical service beyond the general obligation to serve all customers in its service area. Because the cost is fully reimbursed by the customer through the advance payment, the Utility operating company does not earn a return or recover through retail rates the cost of utility plant reimbursed by these payments. These advance payments are initially recorded as a non-current liability, which is then reduced by the costs incurred to construct the associated utility plant. This results in Entergy and the Utility operating companies recording utility plant funded by customer advances at a net cost of zero, consistent with utility ratemaking treatment.

Electric plant includes the portion of Grand Gulf that was sold and leased back in a prior period.  For financial reporting purposes, this sale and leaseback arrangement is reported as a financing transaction.

Net property, plant, and equipment (including property under lease and associated accumulated amortization) for Entergy by functional category, as of December 31, 2025 and 2024, is shown below:

	2025	2024
	(In Millions)
Production
Nuclear	$8,591	$8,024
Other	7,721	7,809
Transmission	11,116	10,414
Distribution	16,374	14,321
Other	2,198	3,286
Construction work in progress	6,020	3,209
Nuclear fuel	835	766
Property, plant, and equipment - net (a)	$52,855	$47,829

(a)Includes $403 million of natural gas property, plant, and equipment and accumulated depreciation and $3 million of construction work in progress classified as held for sale in “Non-current assets held for sale” on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Depreciation rates on average depreciable property for Entergy approximated 2.9% in 2025, 2.9% in 2024, and 2.9% in 2023.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements.

Non-utility property - at cost (less accumulated depreciation) for Entergy is reported net of accumulated depreciation of $251 million as of December 31, 2025 and $231 million as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net property, plant, and equipment (including property under lease and associated accumulated amortization) for the Registrant Subsidiaries by functional category, as of December 31, 2025 and 2024, is shown below:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$2,077	$4,473	$—	$—	$—	$2,041
Other	1,691	3,516	993	378	1,098	—
Transmission	2,195	4,578	1,748	168	2,397	28
Distribution	4,056	5,843	2,696	835	2,944	—
Other	418	722	293	108	288	5
Construction work in progress	621	2,032	1,396	43	1,761	123
Nuclear fuel	303	323	—	—	—	209
Property, plant, and equipment - net	$11,361	$21,487	$7,126	$1,532	$8,488	$2,406

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,887	$4,121	$—	$—	$—	$2,016
Other	1,721	3,532	980	374	1,154	—
Transmission	2,267	4,339	1,567	155	2,054	30
Distribution	3,615	4,973	2,418	761	2,554	—
Other	606	1,175	385	384	318	44
Construction work in progress	320	762	487	20	1,513	85
Nuclear fuel	258	288	—	—	—	220
Property, plant, and equipment - net (a)	$10,674	$19,190	$5,837	$1,694	$7,593	$2,395

(a)Includes $164 million of natural gas property, plant, and equipment and accumulated depreciation and $1 million of construction work in progress for Entergy Louisiana and $239 million of natural gas property, plant, and equipment and accumulated depreciation and $2 million of construction work in progress for Entergy New Orleans classified as held for sale in “Non-current assets held for sale” on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2025	2.8%	2.7%	3.4%	3.3%	3.6%	2.1%
2024	2.7%	2.7%	3.5%	3.3%	3.8%	2.1%
2023	2.7%	2.6%	3.6%	3.3%	4.0%	1.6%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $240.8 million as of December 31, 2025 and $225.4 million as of December 31, 2024. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.6 million as of December 31, 2025 and $0.5 million as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2025, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel Type	Total Megawatt Capability (a)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility:
Entergy Arkansas -
Independence	Unit 1	Coal	824	31.50%	$153	$110
Independence	Common Facilities	Coal		15.75%	$43	$33
White Bluff	Units 1 and 2	Coal	1,253	57.00%	$624	$424
Ouachita (b)	Common Facilities	Gas		66.67%	$174	$162
Union (c)	Common Facilities	Gas		25.00%	$29	$15
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	514	40.25%	$302	$237
Roy S. Nelson	Unit 6 Common Facilities	Coal		40.25%	$22	$11
Big Cajun 2	Unit 3	Coal	551	24.15%	$146	$142
Big Cajun 2	Unit 3 Common Facilities	Coal		8.05%	$5	$3
Ouachita (b)	Common Facilities	Gas		33.33%	$91	$80
Acadia	Common Facilities	Gas		50.00%	$22	$4
Union (c)	Common Facilities	Gas		50.00%	$58	$17
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,666	25.00%	$307	$204
Entergy New Orleans -
Union (c)	Common Facilities	Gas		25.00%	$30	$12
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	514	29.75%	$213	$178
Roy S. Nelson	Unit 6 Common Facilities	Coal		29.75%	$8	$5
Big Cajun 2	Unit 3	Coal	551	17.85%	$109	$129
Big Cajun 2	Unit 3 Common Facilities	Coal		5.95%	$4	$3
Montgomery County	Unit 1	Gas	940	92.44%	$761	$54
System Energy -
Grand Gulf (d)	Unit 1	Nuclear	1,397	90.00%	$5,763	$3,681
Other:
Independence	Unit 2	Coal	842	14.37%	$82	$63
Independence	Common Facilities	Coal		7.18%	$21	$17
Roy S. Nelson	Unit 6	Coal	514	10.90%	$121	$79
Roy S. Nelson	Unit 6 Common Facilities	Coal		10.90%	$3	$2

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

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  Each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with the Entergy Tax Allocation Agreement.  Deferred income taxes are recorded for temporary differences between the book and tax basis of assets and liabilities, and for certain losses and credits available for carryforward.

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

Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be credited to customers through future regulated rates, (2) billings in advance of expenditures for approved regulatory programs, or (3) refunds ordered by regulators. To the extent that all or portions of the Utility operating companies or System Energy’s operations cease to be subject to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rate regulation, or future recovery or settlement is no longer probable as a result of changes in regulation or other reasons, the related regulatory assets and liabilities are eliminated from the balance sheet and the impact is recognized on the income statement.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances.  The allowance is calculated as the historical rate of customer write-offs multiplied by the current accounts receivable balance, taking into account the length of time the receivable balances have been outstanding. Although the rate of customer write-offs has historically experienced minimal variation, management monitors the current condition of individual customer accounts and general economic conditions to manage collections and ensure bad debt expense is recorded in a timely manner. The Utility operating companies’ customer accounts receivable are written off consistent with approved regulatory requirements. See Note 19 to the financial statements for further details on the allowance for doubtful accounts.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Materials and Supplies

Materials and supplies consist of tangible goods, equipment, and other materials that Entergy holds for use or consumption in the normal course of business, whether for capital projects or operation and maintenance activities, or that are required to be kept for regulatory reasons or service reliability. Materials and supplies are valued at a weighted average unit cost when expensed or capitalized, as appropriate, when used or installed. Materials and supplies are valued at the lower of weighted average cost or net realizable value, net of provisions for surplus and obsolete materials and supplies.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivative Financial Instruments and Commodity Derivatives

The accounting standards for derivative instruments require that all derivatives be recognized at fair value on the balance sheet, either as assets or liabilities, unless they meet various exceptions including the normal purchase/normal sale criteria.  The changes in the fair value of recognized derivatives are recorded each period in current earnings. Due to regulatory treatment, an offsetting regulatory asset or liability is recorded for changes in fair value of recognized derivatives for the Registrant Subsidiaries.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As described in Note 14 to the financial statements, the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses met the criteria to be to classified as held for sale as of December 31, 2024, and were subsequently sold on July 1, 2025.

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

In March 2024 the SEC issued final rules that require registrants to provide certain climate-related disclosures in annual reports and registration statements in order to enhance and standardize climate-related disclosures for investors. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material; the filing of an attestation report covering the required disclosure of such registrant’s Scope 1 and/or Scope 2 emissions, also on a phased-in basis; and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules provide that the phase-in compliance period is effective for Entergy beginning with its annual report for the fiscal year ending December 31, 2025. In April 2024 the SEC stayed the final rules, pending judicial review of consolidated challenges to the rules by the United States Court of Appeals for the Eighth Circuit. In February 2025 then Acting SEC Chairman directed the SEC staff to request that the court not schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps in these cases. In March 2025 the SEC voted to end its defense of the final rules against parties that have legally challenged the rules. In April 2025 the United States Court of Appeals for the Eighth Circuit ordered the litigation to be held in abeyance and directed the SEC to indicate within 90 days whether the SEC would reconsider or review the climate disclosure rules. In July 2025 the SEC submitted a status report to the United States Court of Appeals for the Eighth Circuit stating that it does not intend to review or reconsider its final rules at this time and requesting that the Court of Appeals terminate the abeyance and proceed with its judicial review of the case. In September 2025 the United States Court of Appeals for the Eighth Circuit paused its consideration of legal challenges against the rules, pending further action by the SEC. Entergy will continue to monitor developments related to the SEC’s final rules on climate-related disclosures.

In November 2024 the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” The ASU is intended to improve disclosures around income statement expenses by requiring disaggregated information within the footnotes to the financial statements

Entergy Corporation and Subsidiaries
Notes to Financial Statements

about specific expense categories in commonly presented income statement expense captions. ASU 2024-03 is effective for Entergy for fiscal years beginning after December 15, 2026. Entergy does not expect ASU 2024-03 to materially affect its results of operations, financial positions, or cash flows.

In September 2025 the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The ASU is intended to improve the operability of the guidance around capitalizing development costs incurred for internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. Instead, entities will be required to start capitalizing software costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software used to perform the function intended. ASU 2025-06 is effective for Entergy for fiscal years beginning after December 15, 2027. Entergy does not expect ASU 2025-06 to materially affect its results of operations, financial positions, or cash flows.

In December 2025 the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The ASU establishes the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. Currently, in the absence of specific guidance, many business entities look to other guidance within GAAP or in International Accounting Standards to account for government grants. ASU 2025-10 is effective for Entergy for fiscal years beginning after December 15, 2028. Entergy does not expect ASU 2025-10 to materially affect its results of operations, financial positions, or cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be credited to customers through future regulated rates, (2) billings in advance of expenditures for approved regulatory programs, or (3) refunds ordered by regulators. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2025 and 2024 (as noted in footnotes to the tables, a portion of these regulatory assets and regulatory liabilities was classified as held for sale in the balance sheets as of December 31, 2024):

Other Regulatory Assets

Entergy

	2025	2024
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or shutdown of non-nuclear power plants and solar facilities (Note 9) (a)	$1,437.9	$1,358.7
Removal costs (Note 9)	1,178.9	1,107.6
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	1,067.2	1,207.6
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Securitization Bonds)	481.4	547.3
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	200.2	227.1
Retail rate deferrals - recovered through formula rates or rate riders as rates are redetermined by retail regulators	140.5	195.1
Retired electric and gas meters - recovered through retail rates as determined by retail regulators (Note 2 - Retail Rate Proceedings)	117.9	135.7
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	73.0	180.0
Advanced metering system surcharge for residential customers - recovered through December 2029	53.7	39.7
Unamortized loss on reacquired debt - recovered over term of debt	53.6	57.9
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (b)	47.9	—
Deferred COVID-19 costs - recovered through retail rates as determined by retail regulators (Note 2 - Retail Rate Proceedings)	40.3	104.0
Retired distribution plant - resiliency plan - recovered over a 33-year period	22.4	—
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings) (c)	28.3	15.5
Pension & postretirement benefits expense deferral - recovered through retail rates (Note 2 - Retail Rate Proceedings and Note 11 - Entergy Texas Reserve)	0.9	15.0
Other	61.9	99.7
Entergy Total (d)	$5,006.0	$5,290.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2025	2024
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or shutdown of non-nuclear power plants and solar facilities (Note 9) (a)	$750.5	$693.0
Removal costs (Note 9)	369.6	337.9
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	333.4	391.2
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	68.1	75.8
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (e)	37.1	—
Deferred COVID-19 costs - recovered over a 10-year period through December 2033	31.2	35.1
Storm damage costs - recovered through retail rates	29.3	29.8
Retired electric meters - recovered over a 15-year period through March 2034	29.2	32.8
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings) (c)	28.3	15.5
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	24.9	42.1
Unamortized loss on reacquired debt - recovered over term of debt	17.4	18.6
Retail rate deferrals - recovered through rate riders as rates are redetermined annually (c)	14.6	13.6
Other	10.2	14.7
Entergy Arkansas Total	$1,743.8	$1,700.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2025	2024
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or shutdown of non-nuclear power plants (Note 9) (a)	$438.0	$421.5
Removal costs (Note 9)	348.5	323.2
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	215.3	271.5
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	188.1	226.6
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	98.7	111.4
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (e)	77.0	—
Retired electric and gas meters - recovered over a 22-year period through July 2041	72.9	78.5
Retired distribution plant - resiliency plan - recovered over a 33-year period	22.4	—
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	21.4	96.2
Unamortized loss on reacquired debt - recovered over term of debt	20.3	21.7
Deferred COVID-19 costs - offset with shorter-term financing interest earnings regulatory liability in 2025 (a)	—	47.8
Other	38.1	48.5
Entergy Louisiana Total (d)	$1,540.7	$1,646.9

Entergy Mississippi

	2025	2024
	(In Millions)
Removal costs (Note 9)	$198.6	$184.8
Retail rate deferrals - recovered through formula rates or rate riders as rates are redetermined annually	105.3	162.5
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	70.3	82.2
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	26.0	29.1
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	21.2	29.9
Asset retirement obligation - recovery dependent upon timing of shutdown of non-nuclear power plants and solar facility (Note 9) (a)	12.2	9.4
Unamortized loss on reacquired debt - recovered over term of debt	8.2	9.1
Other	13.9	18.8
Entergy Mississippi Total	$455.7	$525.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

	2025	2024
	(In Millions)
Removal costs (Note 9)	$56.8	$62.5
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	18.2	22.9
Retired electric and gas meters - recovered over a 12-year period through July 2031 (c)	10.0	13.5
Qualified pension settlement cost deferral - recovered through June 2047 (Note 11 - Qualified Pension Settlement Cost)	7.4	10.8
Deferred COVID-19 costs - recovered over a five-year period through August 2028 (c)	5.8	10.2
Unamortized loss on reacquired debt - recovered over term of debt	0.3	0.5
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Securitization Bonds)	0.2	4.0
Gas cross-boring costs - recovered through formula rates as rates are redetermined by retail regulators	—	11.9
Other	11.0	20.7
Entergy New Orleans Total (d)	$109.7	$157.0

Entergy Texas

	2025	2024
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 5 - Securitization Bonds)	$263.8	$286.5
Removal costs (Note 9)	105.0	102.3
Advanced metering system surcharge for residential customers - recovered through December 2029	53.7	39.7
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	43.0	57.1
Unamortized loss on reacquired debt - recovered over term of debt	7.0	7.6
Neches and Sabine costs - recovered over a 10-year period through October 2028	6.7	9.2
Retired electric meters - recovered through retail rates (Note 2 - Retail Rate Proceedings)	5.8	10.9
Pension & postretirement benefits expense deferral - recovered through retail rates (Note 2 - Retail Rate Proceedings and Note 11 - Entergy Texas Reserve)	0.9	15.0
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	—	5.8
Other	24.9	15.6
Entergy Texas Total	$510.8	$549.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

	2025	2024
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear unit (Note 9) (c)	$222.4	$224.8
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (e)	185.7	—
Removal costs - recovered through depreciation rates (Note 9)	100.4	96.9
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	87.2	96.5
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	5.1	7.9
Unamortized loss on reacquired debt - recovered over term of debt	0.4	0.4
System Energy Total	$601.2	$426.5

(a)Does not earn a return on investment, but is offset by related liabilities.
(b)The regulatory asset represents the potential for the Registrant Subsidiaries to recover from customers the total deferred transaction and administrative costs and a market-based discount on the sale transactions.
(c)Does not earn a return on investment.
(d)Includes $35.4 million at Entergy, $8.9 million at Entergy Louisiana, and $23.7 million at Entergy New Orleans as of December 31, 2024 of regulatory assets related to the respective natural gas distribution businesses classified as held for sale and included within “Non-current assets held for sale” on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(e)Regulatory assets include the MSS-4 replacement tariff and the Unit Power Sales Agreement payments which are affiliate transactions and are eliminated in consolidation.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2025	2024
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$2,731.9	$2,262.5
Securitization financing savings obligation (Note 2)	345.5	371.3
Retail rate rider over-recovery - refunded through formula rate or rate riders as rates are redetermined by retail regulators	143.3	164.9
Credits from resolution of the 2016-2018 IRS audit (Note 3)	132.5	163.3
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	84.7	—
Deferred tax equity partnership earnings (Note 1)	73.6	69.9
Vidalia purchased power agreement (Note 8)	54.5	67.4
Customer rate credits from global stipulated settlement with the LPSC - returned to customers September 2024 through August 2026 (Note 2)	48.7	121.7
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Refund from System Energy settlement with the LPSC - returned to customers January 2025 through August 2027 (Note 2)	42.2	75.8
Refund from System Energy settlement with the City Council - returned to customers over a 25-year period beginning September 2024 (Note 2)	41.7	42.7
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	39.3	40.9
Refund from System Energy settlement with the City Council - return to customers to be determined (Note 2)	29.2	32.0
Refund from System Energy settlement with the City Council - returned to customers over a 10-year period beginning September 2024 (Note 2)	18.7	22.0
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022)	15.3	—
Shorter-term financing interest earnings - offset with deferred COVID-19 costs regulatory asset in 2025 (a)	—	48.9
Refund from System Energy settlement with the APSC - refunded through a rate rider (Note 2)	—	8.2
Other	66.3	75.2
Entergy Total (b)	$3,911.8	$3,611.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2025	2024
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$917.1	$761.3
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (c)	52.1	—
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	39.0	27.9
Deferred tax equity partnership earnings (Note 1)	35.4	32.4
Refund from System Energy settlement with the APSC - refunded through a rate rider (Note 2)	—	8.2
Other	0.5	1.4
Entergy Arkansas Total	$1,044.1	$831.2

Entergy Louisiana

	2025	2024
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$961.9	$798.4
Securitization financing savings obligation (Note 2)	345.5	371.3
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	75.1	111.6
Vidalia purchased power agreement (Note 8)	54.5	67.4
Customer rate credits from global stipulated settlement with the LPSC - returned to customers September 2024 through August 2026 (Note 2)	48.7	121.7
Refund from System Energy settlement with the LPSC - returned to customers January 2025 through August 2027 (Note 2)	42.2	75.8
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (c)	39.9	—
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	39.3	40.9
Shorter-term financing interest earnings - offset with deferred COVID-19 costs regulatory asset in 2025 (a)	—	48.9
Hurricane Ida insurance proceeds - returned to customers August 2024 through July 2025	—	26.0
Credits from resolution of the 2016-2018 IRS audit - returned to customers September 2024 through August 2025 (Note 3)	—	25.3
Other	23.7	6.4
Entergy Louisiana Total (b)	$1,630.8	$1,693.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2025	2024
	(In Millions)
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (c)	$72.2	$—
Deferred tax equity partnership earnings (Note 1)	38.2	37.5
Other postretirement benefits (Note 11 - Entergy Mississippi Other Postretirement Benefits)	18.6	7.4
Retail rate rider over-recovery - refunded through formula rate or rate riders as rates are redetermined annually	14.2	12.2
Other	0.9	2.4
Entergy Mississippi Total	$144.1	$59.5

Entergy New Orleans

	2025	2024
	(In Millions)
Credits from resolution of the 2016-2018 IRS audit - returned to customers over a 25-year period beginning January 2025 (Note 3)	$132.5	$138.0
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (c)	61.6	—
Refund from System Energy settlement with the City Council - returned to customers over a 25-year period beginning September 2024 (Note 2)	41.7	42.7
Refund from System Energy settlement with the City Council - return to customers to be determined (Note 2)	29.2	32.0
Refund from System Energy settlement with the City Council - returned to customers over a 10-year period beginning September 2024 (Note 2)	18.7	22.0
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	11.5	—
Sale-leaseback and depreciation refunds - returned to customers over a 10-year period beginning September 2023 (Note 2)	4.6	5.2
Gain on sale of natural gas business - to be returned to customers over a 3-year period beginning September 2026 (Note 14 - Dispositions)	4.1	—
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	1.8	16.3
Other	7.3	4.5
Entergy New Orleans Total (b)	$313.0	$260.7

Entergy Texas

	2025	2024
	(In Millions)
Non-service pension & postretirement costs (Note 11 - Accounting for Pension and Other Postretirement Benefits)	$73.2	$—
Production tax credits (Note 3 - Other Tax Matters - Inflation Reduction Act of 2022) (c)	45.8	—
Retail rate rider over-recovery - return to customers to be determined	13.0	12.2
Retail refunds - return to customers to be determined	6.2	6.2
Other	0.8	0.3
Entergy Texas Total	$139.0	$18.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

	2025	2024
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$852.9	$702.8
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
System Energy Total	$897.3	$747.2

(a)Offset by related asset.
(b)Includes $1.6 million at Entergy, $1.2 million at Entergy Louisiana, and $0.4 million at Entergy New Orleans as of December 31, 2024 of regulatory liabilities related to the respective natural gas distribution businesses classified as held for sale and included within other non-current liabilities on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(c)Regulatory liabilities include the MSS-4 replacement tariff and the Unit Power Sales Agreement payments which are affiliate transactions and are eliminated in consolidation.

Fuel and purchased power cost recovery

The Utility operating companies are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of current deferred fuel costs as of December 31, 2025 and 2024 that each Utility operating company expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2025	2024
	(In Millions)
Entergy Arkansas	$27.7	($45.2)
Entergy Louisiana (a)	$15.7	($4.7)
Entergy Mississippi	$10.8	($126.3)
Entergy New Orleans (a)	($3.2)	$3.9
Entergy Texas	($11.4)	($59.3)

(a)Includes $0.7 million at Entergy Louisiana and $4.9 million at Entergy New Orleans as of December 31, 2024 of deferred fuel assets related to the respective natural gas distribution businesses classified as held for sale and included within “Current assets held for sale” on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

In addition, Entergy Louisiana and Entergy New Orleans have $168.1 million and $4.1 million, respectively, classified as long-term deferred fuel costs for fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months, on their consolidated balance sheets as of December 31, 2025 and 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified Entergy Arkansas it initiated an audit of the 2017 fuel costs. The timing of the audit’s completion is uncertain at this time.

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase was a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the APSC general staff’s request in 2022 for Entergy Arkansas to defer its request for recovery related to the February 2021 winter storms until the 2023 energy cost rate redetermination. In February 2023 the APSC issued orders initiating proceedings to address the prudence of costs incurred and appropriate cost allocation of the February 2021 winter storms, and in September 2023 the APSC issued an order finding Entergy Arkansas’s practices during the February 2021 winter storms to be prudent. The under-recovered balance included in the March 2023 filing was partially offset by the proceeds of the $41.7 million refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See “Complaints Against System Energy - Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue” below for discussion of the compliance report filed by System Energy with the FERC in January 2023. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff.

In March 2024, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease in the rate from $0.01883 per kWh to $0.00882 per kWh. Due to a change in law in the State of Arkansas, the annual redetermination included $9 million, recorded as a credit to fuel expense in first quarter 2024, for recovery attributed to net metering costs in 2023. The primary reason for the rate decrease was a large over-recovered balance as a result of lower natural gas prices in 2023. To mitigate the effect of projected increases in natural gas prices in 2024, Entergy Arkansas adjusted the over-recovered balance included in the March 2024 annual redetermination filing by $43.7 million. This adjustment reduced the rate change that was reflected in the 2025 energy cost rate redetermination. The redetermined rate of $0.00882 per kWh became effective with the first billing cycle in April 2024 through the normal operation of the tariff.

In March 2025, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.00882 per kWh to $0.01333 per kWh. The annual redetermination included a credit related to the remaining balance due to retail customers from the System Energy settlement with the APSC, plus carrying charges and interest. See “Retail Rate Proceedings - Filings with the APSC (Entergy Arkansas) - Retail Rates - Grand Gulf Credit Rider” below for further discussion. The primary reason for the rate increase was an adjustment to account for projected increases in natural gas prices in 2025. This adjustment is expected to reduce the rate change that will be reflected in Entergy Arkansas’s 2026 energy cost rate redetermination. The redetermined rate of $0.01333 per kWh became effective with the first billing cycle in April 2025 through the normal operation of the tariff.

Entergy Louisiana

Entergy Louisiana recovers electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Louisiana’s purchased gas adjustments, which ceased following the sale of its natural gas distribution business on July 1, 2025, included estimates for the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

billing month adjusted by a surcharge or credit that arose from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges. See Note 14 to the financial statements for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025.

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. The LPSC staff issued its audit report in September 2021, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. The next step is for the LPSC to issue its final report, but there is not a deadline or timing requirement associated with the issuance of the final report.

To mitigate high electric bills, primarily driven by high summer usage and elevated gas prices, Entergy Louisiana deferred approximately $225 million of fuel expense incurred in April, May, June, July, August, and September 2022 (as reflected on June, July, August, September, October, and November 2022 bills). These deferrals were included in the over/under calculation of the fuel adjustment clause, which was intended to recover the full amount of the costs included on a rolling twelve-month basis.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In November 2023, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $142 million as of January 31, 2024. The calculation of the annual factor for the power management rider included a projected under-recovery balance of $47 million as of January 31, 2024. In January 2024 the MPSC approved the proposed energy cost factor and the proposed power management cost factor effective for February 2024 bills.

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

In November 2024, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $144.6 million as of September 30, 2024. The calculation of the annual factor for the power management rider included a projected under-recovery balance of $60.1 million as of September 30, 2024. In January 2025 the MPSC approved a revised energy cost factor, effective for February 2025 bills, that did not reflect the fuel savings associated with Entergy Mississippi’s incremental increase in its share of capacity and energy in connection with Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which was subject to the MPSC’s review at such time. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent for Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, with associated fuel savings to be reflected in Entergy Mississippi’s energy cost recovery rider, effective for March 2025 bills. Additionally, in February 2025 the MPSC approved the proposed power management cost adjustment factor, effective for March 2025 bills.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In November 2025, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $21.5 million as of September 30, 2025. The calculation of the annual factor for the power management rider included a projected under-recovery balance of $9.3 million as of September 30, 2025. In January 2026 the MPSC approved the proposed energy cost factor effective for February 2026 bills. In January 2026 the MPSC also approved a power management cost factor effective for February 2026 bills, based on an under-recovery balance that was $4.8 million lower than the previously filed under-recovery balance, due to a rate mitigation adjustment that utilized, for the benefit of customers, certain liquidated damages payments received by Entergy Mississippi.

Entergy New Orleans

Entergy New Orleans’s electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges.

Entergy Texas

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, not recovered in base rates.  Historically, semi-annual revisions of the fixed fuel factor have been made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT. In 2023 the Texas legislature modified the Texas Utilities Code with regard to how material over- and under-recovered fuel balances are to be addressed and directed that fuel reconciliations must be filed at least once every two years. In July 2025 the PUCT initiated a rulemaking to effectuate the new legislation. In December 2025 the PUCT adopted amendments to its fuel rules that maintain a periodic revision to utility fuel factors coupled with accelerated processing of surcharges and refunds to address material over- and under-recovered amounts.

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

In September 2024, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2022 through March 2024. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative under-recovery balance for the reconciliation period was approximately $30 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

subsequent reconciliation period beginning April 2024. In March 2025, Texas Industrial Energy Consumers, an intervenor, filed testimony regarding the recovery of capacity costs for a certain power purchase agreement, arguing the capacity costs should be imputed and treated as non-reconcilable fuel expense, recovered in Entergy Texas’s base rates. In April 2025 the PUCT staff filed testimony and later in April 2025, Entergy Texas filed rebuttal testimony. In August 2025, Entergy Texas filed an unopposed settlement agreement that results in no disallowance and establishes a regulatory asset for the future recovery of imputed capacity costs and associated carrying costs related to a certain purchased power agreement, with recovery effective retroactive to June 1, 2024. In October 2025 the PUCT approved the unopposed settlement agreement.

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

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year was 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment was $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $88.6 million. The APSC general staff and intervenors filed their errors and objections report in October 2023, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues which lowers the constraint to $87.7 million. In October 2023, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding, none of which affected Entergy Arkansas’s requested recovery up to the constraint of $87.7 million. The settlement agreement provided for amortization of the approximately $39 million regulatory asset for costs associated with the COVID-19 pandemic over a 10-year period as well as recovery of $34.9 million related to the resolution of the 2016 and 2017 IRS audits from previous tax positions that are no longer uncertain, partially offset by $24.7 million in excess accumulated deferred income taxes from reductions in state income tax rates, each before consideration of their respective tax gross-up. See Note 3 to the financial statements for further discussion of the resolution of the 2016-2018 IRS audit and the State of Arkansas corporate income tax rate changes. In December 2023 the APSC approved the settlement agreement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment was $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. The APSC general staff and intervenors filed their errors and objections report in October 2024, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues that increases the constraint to $83.5 million. Entergy Arkansas filed its rebuttal in October 2024, and later in October 2024 the parties submitted a joint issues list and stipulations setting forth the disputed issues and the noncontested issues. In December 2024 the APSC approved the parties’ stipulations without modification, approved Entergy Arkansas’s adjustment with respect to storm costs, directed Entergy Arkansas to adjust its projected year distribution reliability capital closings, and deferred the recoverability of Entergy Arkansas’s opportunity sales legal fees until the next general rate case. Also in December 2024 the APSC approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2025. As a result of the proceeding, the total revenue change was $82.7 million, including a $63.7 million increase for the 2025 projected year and a $31.4 million netting adjustment for the 2023 historical year. In fourth quarter 2024, Entergy Arkansas recorded a regulatory asset of $15.5 million to reflect the amount of the 2023 historical year netting adjustment that it collected from its customers during the 2025 rate effective period. Pursuant to the terms of the parties’ stipulations, Entergy Arkansas made a filing with the APSC in January 2025 to refund customers $30.1 million in excess accumulated deferred income taxes resulting from the reduction in the State of Arkansas’s income tax rate from 4.8% to 4.3% in 2024. Entergy Arkansas began refunding this amount over a 24-month period effective with the first billing cycle of February 2025.

2025 Formula Rate Plan Filing

In July 2025, Entergy Arkansas filed with the APSC its 2025 formula rate plan filing to set its formula rate for the 2026 calendar year.  The filing contained an evaluation of Entergy Arkansas’s earnings for the 2026 projected year and a netting adjustment for the 2024 historical year.  The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2026 projected year was 8.45% resulting in a revenue deficiency of $68.9 million.  The earned rate of return on common equity for the 2024 historical year was 7.71% resulting in a $48.8 million netting adjustment.  The total proposed revenue change for the 2026 projected year and 2024 historical year netting adjustment was $117.7 million.  By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint.  Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $92.3 million. The APSC general staff filed their errors and objections report in October 2025, proposing an adjustment to the coupon rate for the projected long-term debt issuance in 2026 and an update to annual filing year revenues that increases the constraint to $93.9 million. Entergy Arkansas filed its rebuttal in October 2025. A hearing was scheduled for November 2025, and an order was expected in December 2025. Due to no contested issues remaining outstanding among the parties to the proceeding, in October 2025, Entergy Arkansas and the APSC general staff filed a joint motion requesting the APSC cancel the hearing and issue a decision based on the pleadings and testimony in the record. The APSC granted this request. In December 2025 the APSC approved Entergy Arkansas’s request as modified by the APSC general staff’s errors and objections report and Entergy Arkansas’s rebuttal testimony. Also in December 2025 the APSC approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2026. As a result of the proceeding, the total revenue change was $93.9 million, including a $65.6 million increase for the 2026 projected year and a $48.8 million netting adjustment for the 2024 historical year. In fourth quarter 2025, Entergy Arkansas recorded a regulatory asset of $28.3 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to reflect the amount of the 2024 historical year netting adjustment that it expects to collect from its customers during the 2026 rate effective period.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” below for discussion of the System Energy settlement with the APSC. In July 2024 the APSC approved the tariff, under which Entergy Arkansas would refund to retail customers a total of $100.6 million. Entergy Arkansas refunded $92.3 million of the total through one-time bill credits under the Grand Gulf credit rider during the August 2024 billing cycle. In March 2025, Entergy Arkansas included the remaining balance as a credit to retail customers in its energy cost recovery rider rate redetermination filing. See further discussion within "Regulatory Assets and Regulatory Liabilities - Fuel and purchased power cost recovery - Entergy Arkansas - Energy Cost Recovery Rider" above. In April 2025 the APSC approved Entergy Arkansas’s proposal to include the remaining balance in its energy cost recovery rider effective with the first billing cycle of April 2025 and the withdrawal of the Grand Gulf credit rider after all credits had been issued. Credits to retail customers were completed in second quarter 2025, and the Grand Gulf credit rider was subsequently withdrawn.

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

In July 2025, Entergy Arkansas submitted a tariff filing with the APSC requesting approval of a strategic investment recovery rider, consistent with the provisions of Act 373. In October 2025 the APSC issued an order approving the proposed rider with several revisions, including elimination of an annual true-up adjustment, a change in cost allocation methodology, the removal of excess and deficient accumulated deferred income taxes to a separate rider, and the addition of reporting requirements. As directed by the order, in October 2025, Entergy Arkansas made a compliance filing. In November 2025, the APSC general staff recommended additional updates to the compliance filing, including limiting the accumulated deferred income tax adjustment to excess accumulated deferred income taxes. Also, in November 2025, Entergy Arkansas filed a second compliance filing, which was approved by the APSC.

Special Rate Contract and Arkansas Cypress Solar

In September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude, LLC, a subsidiary of Alphabet, Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. In October 2025 the APSC general staff filed testimony finding that based on its evaluation of Entergy Arkansas’s application and the results of the ratepayer impact measure test, the special rate contract meets the requirements of the APSC’s promotional practice rules and is in the public interest. No other parties filed testimony. In December 2025 the APSC issued an order approving the special rate contract but denying the requested ratemaking treatment of Google’s upfront payments and deferring a decision on the treatment under the contract pricing providing for the deferral and amortization of the investment tax credits from the Arkansas Cypress Solar facility (discussed below). Also in December 2025, Entergy Arkansas filed a petition with the APSC regarding these findings, noting that they would require renegotiation of the special rate contract. In January 2026 the APSC issued an order maintaining its position on the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

ratemaking treatment of Google’s upfront payments but reversing itself on the treatment of the Arkansas Cypress Solar facility investment tax credits and allowing those to be used in the pricing of the Arkansas Cypress Solar facility to Google as provided for in the contract.

In September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. Entergy Arkansas is seeking public interest and prudence findings from the APSC no later than 180 days from the filing, pursuant to Act 373 of 2025, to construct the Arkansas Cypress Solar facility in support of its long-term special rate contract with Google. In October 2025 the APSC general staff and the Arkansas Attorney General filed responsive testimony opposing the project cost and seeking additional information. Subsequently, the APSC general staff submitted supplemental testimony to update its initial conclusion and recommendations, noting that the Arkansas Cypress Solar facility is a reasonable project and recommending the APSC approve the project under certain conditions. Entergy Arkansas proposes to recover the costs of constructing the Arkansas Cypress Solar facility through the Generating Arkansas Jobs Act rider. A hearing was held in December 2025, and an APSC decision is due in March 2026. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028. See “Generating Arkansas Jobs Act Rider” above for discussion of the Generating Jobs Act rider, which was approved by the APSC in October 2025.

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

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

In August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contained a dual-path request to update rates

Entergy Corporation and Subsidiaries
Notes to Financial Statements

through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which was Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complied with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service rate case. Entergy Louisiana’s filing supported the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Formula Rate Plan Global Settlement

In October 2023 the LPSC staff and Entergy Louisiana reached a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021 formula rate plan filings. The settlement was approved by the LPSC in November 2023. The settlement resulted in a one-time cost of service credit to customers of $5.8 million, allowed Entergy Louisiana to retain approximately $6.2 million of securitization over-collection as recovery of a regulatory asset associated with late fees related to the 2016 Baton Rouge flood, and resulted in Entergy Louisiana recording the reversal of a $105.6 million regulatory liability, primarily associated with the Hurricane Isaac securitization, initially recognized in 2017 as a result of the Tax Cuts and Jobs Act.

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

2024 Formula Rate Plan Filing

In May 2025, Entergy Louisiana filed its formula rate plan evaluation report for its 2024 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the test year 2024, however, any earnings above the allowed return on common equity were to be returned to customers through a credit, pursuant to the terms of the global stipulated settlement agreement. The 2024 test year evaluation produced an earned return on common equity of 9.98%, which was within the approved formula rate plan bandwidth, but above the allowed return on common equity, resulting in customer credits of $31.9 million which were returned to customers during September and October 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

As noted above, the 2024 evaluation report included the effects of the change in Louisiana state tax law that reduced the corporate income tax rate to a flat 5.5% (from the then-current highest marginal rate of 7.5%) effective January 1, 2025. As such, the 2024 evaluation report reflected the calculation of current and deferred income tax expenses as well as the revaluation of accumulated deferred income taxes based on the income tax laws currently in effect. The 2024 evaluation report proposed that the rate effects associated with the revaluation of accumulated deferred income taxes, including the collection of any net accumulated deferred income tax deficiency and any related effects on rate base, should be reflected in the tax adjustment mechanism consistent with the treatment of similar Tax Cuts and Jobs Act and prior state tax change-related impacts. The effects of the change in tax law on Entergy Louisiana’s authorized return on rate base were also reflected in the 2024 evaluation report consistent with the treatment cited above, including a credit in the extraordinary cost change mechanism for the prospective change in Entergy Louisiana’s authorized return and a credit within the tax adjustment mechanism for over-collection of income tax expense through August 2025. Subject to LPSC review, the resulting changes from the 2024 formula rate plan evaluation report became effective for bills rendered during the first billing cycle of September 2025, subject to refund. In August 2025 the LPSC staff filed its errors and objections report, as required by the formula rate plan’s process, and found that Entergy Louisiana’s formula rate plan is in compliance with the LPSC’s requirements and the global stipulated settlement agreement. The LPSC staff reserved the right to determine whether Entergy Louisiana appropriately credited certain revenues to customers during the September and October 2025 billing cycles. In December 2025 the LPSC staff and Entergy Louisiana filed a joint report indicating that no unresolved, disputed issues existed and recommending that the LPSC accept the joint report, confirm that no outstanding issues existed, and close the docket. In January 2026 the LPSC issued an order accepting the joint report.

Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requested LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. Two of the new combined cycle combustion turbine generation resources are to be located at Franklin Farms in north Louisiana (Franklin Farms Power Station Units 1 and 2). The application also requested approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of Franklin Farms Power Station Units 1 and 2 is estimated to be approximately $2,387 million. In testimony filed with its application, Entergy Louisiana noted that the third new generation resource, Waterford 5 Power Station, is expected to have an estimated cost similar to the cost of each of Franklin Farms Power Station Units 1 and 2. Also in its testimony, Entergy Louisiana noted that the cost of the new 500 kV transmission line is estimated to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is

Entergy Corporation and Subsidiaries
Notes to Financial Statements

no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision.

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

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. In August 2025 the LPSC issued an order accepting the settlement agreement. Franklin Farms Power Station Units 1 and 2 are expected to be in service in 2028, and Waterford 5 Power Station is expected to be in service in 2029. In January 2026, several months after the LPSC order became final, certain intervenors filed a motion asking the LPSC to investigate the financing arrangements that the customer implemented for its data center project and to initiate a prudence review. The motion questions whether the credit protections for the customer’s obligations under the electric service agreement are adversely affected by the change in the customer’s financial structure and asks the LPSC to initiate a review of whether Entergy Louisiana withheld relevant information from the LPSC at the time of the LPSC’s order. Entergy Louisiana filed its opposition to the motion in February 2026.

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

In June 2025, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2025 test year filing, with the exception of immaterial adjustments to certain operation and maintenance expenses. The formula rate plan reflected an earned return on rate base of 7.68% for calendar year 2025, resulting in no change in formula rate plan revenues for 2025. Pursuant to the stipulation, Entergy Mississippi’s 2024 look-back filing reflected an earned return on rate base of 7.55%, which also resulted in no change in formula rate plan revenues for 2024. In addition, the stipulation included the recovery of the two outside-the-bandwidth changes discussed above as well as the ratemaking treatment of customer contributions, deferred revenue and prepaid contributions in aid of construction. In June 2025 the MPSC approved the joint stipulation with rates effective in July 2025.

Interim Facilities Rate Adjustments to the Formula Rate Plan

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective the first billing cycle of July 2024. Entergy Mississippi filed its second annual interim facilities rate adjustment report in November 2024 to recover approximately $46.7 million of these costs over a 12-month period with rates effective the first billing cycle of January 2025. In February 2025, Entergy Mississippi filed a true-up interim facilities rate adjustment report to the initial annual interim facilities rate adjustment report filed in May 2024, reflecting the recovery of an additional approximately $1.0 million of costs over a 12-month period with rates effective with the first billing cycle of April 2025. Entergy Mississippi filed its third annual interim facilities rate adjustment report in November 2025 to recover approximately $111.3 million of these costs over a 12-month

Entergy Corporation and Subsidiaries
Notes to Financial Statements

period, or approximately $64.7 million incremental to the second annual interim facilities rate adjustment report filed in November 2024, with rates effective the first billing cycle of January 2026.

Grand Gulf Capacity Filing

In September 2024, Entergy Mississippi filed a notice of intent with the MPSC to implement revisions to its unit power cost recovery rider that would allow Entergy Mississippi to recover the first year of costs associated with the transfer of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which consists of Entergy Louisiana’s interest in and purchases of Grand Gulf capacity and energy under the revised rider schedule, effective by January 1, 2025. This notice filing related to the divestiture of Entergy Louisiana’s 14% share of Grand Gulf capacity and energy under the Unit Power Sales Agreement and 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture was effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies as described in the System Energy global settlement with the LPSC and Entergy Louisiana. The MSS-4 replacement PPA to effectuate this divestiture was approved by the FERC in November 2024. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent, finding that it was just and reasonable for Entergy Mississippi to obtain Entergy Louisiana’s entitlements to Grand Gulf capacity and energy and that Entergy Mississippi should be allowed to recover the costs associated with the transfer of such entitlements to Grand Gulf capacity and energy, as described above. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. An amended Unit Power Sales Agreement became effective as of October 1, 2025, which removed Entergy Louisiana from the entitlement and responsibility to purchase power from Grand Gulf. Thus on October 1, 2025, the MSS-4 replacement PPA was terminated. See “Complaints Against System Energy – System Energy Settlement with the LPSC” below for further details of the System Energy global settlement with the LPSC and Note 8 to the financial statements for discussion of the amendment to the Unit Power Sales Agreement.

Additional Generation and Transmission Resources

In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data center campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi also executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. Entergy Mississippi will need generation and transmission resources to reliably serve all Entergy Mississippi customers, including the data centers. The large customer supply and service agreements also contain provisions which cover Entergy Mississippi’s incremental investment costs in the event of early termination. Entergy Mississippi anticipates recovering the incremental cost to serve the customer through the revenues it is collecting under the large customer supply and service agreements.

In May 2024 the MPSC approved Entergy Mississippi’s revisions to its formula rate plan to comply with state legislation passed in January 2024 allowing Entergy Mississippi to make interim rate adjustments, including the collection of a return on construction work in progress on a cash basis, to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. See further discussion of the interim facilities rate adjustments above.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the City Council (Entergy New Orleans)

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula would result in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also sought to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2023, Entergy New Orleans filed a report to decrease its requested formula rate plan revenues by approximately $0.5 million to account for minor errors discovered after the filing. The City Council advisors issued a report seeking a reduction in the requested formula rate plan revenues of approximately $8.3 million, combined for electric and gas, due to alleged errors. The City Council advisors proposed additional rate mitigation in the amount of $12 million through offsets to the formula rate plan rate increase by certain regulatory liabilities. In September 2023 the City Council approved an agreement to settle the 2023 formula rate plan filing. Effective with the first billing cycle of September 2023, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The agreement provided for a total increase in electric revenues of $10.5 million and a total increase in gas revenues of $6.9 million. The agreement also provided for a minor storm accrual of $0.5 million per year and the distribution of $8.9 million of then-held customer credits to implement the City Council advisors’ mitigation recommendations.

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

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $12.6 million rate increase based on the formula set by the City Council in the 2018 rate case and approved again by the City Council in 2023. The formula would result in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. Following City Council review, the City Council’s advisors issued a report in July 2024 seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues in an aggregate amount of approximately $1.6 million for electric and gas together due to alleged errors. Effective with the first billing cycle of September 2024, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $11.2 million, which included an increase of $5.8 million in electric revenues and an increase of $5.4 million in gas revenues.

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% compared to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

authorized return on equity of 9.35%. Without adjustments, this would have resulted in a decrease in electric rates of $13.8 million. The decrease in electric rates was driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commenced the previously authorized recovery of certain regulatory costs and requested a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these proposed adjustments, the filing presented a decrease in authorized electric revenues of $8.6 million. The City Council’s advisors issued a report in July 2025 seeking a reduction in Entergy New Orleans’s requested electric formula rate plan revenues of approximately $7.2 million due to certain proposed cost realignments and disallowances, of which $4.1 million was associated with Entergy New Orleans’s proposed implementation, on a revenue neutral basis, of a proposed reduction in customer late fees. The City Council’s advisors also proposed rate mitigation in the amount of $4.4 million through offsets to the formula rate plan funded by certain regulatory liabilities. In August 2025 the City Council approved an agreement to settle the 2025 formula rate plan filing. Effective with the first billing cycle of September 2025, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate implementation. The electric formula rate plan decrease implemented was $19.2 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $94.7 million annually, or $16.9 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2025 and June 30, 2025. In November 2025, Entergy Texas filed an errata to revise its DCRF application for minor corrections, which decreased the requested annual revenue requirement to $92.1 million. The amended request represented an incremental increase of $14.3 million in annual revenues beyond Entergy Texas’s then-effective DCRF filing. In December 2025 the PUCT approved the DCRF rider, consistent with Entergy Texas’s filed errata, and rates became effective on December 15, 2025.

Transmission Cost Recovery Factor (TCRF) Rider

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The new TCRF rider was designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In October 2025, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $30.3 million annually, or $20.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2024 and June 30, 2025 and changes in other transmission charges. In January 2026 the PUCT staff filed a recommendation that the PUCT approve Entergy Texas’s as-filed application.

Generation Cost Recovery Rider

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because the facility was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility, and in January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which was $4.5 million in incremental annual revenue above the revenue requirement approved in January 2022 described above and related to Entergy Texas’s investment in the Montgomery County Power Station. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request with rates effective over three months beginning in May 2023.

Entergy Arkansas Opportunity Sales Proceeding

In June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources; (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity; and (c) violated the provision of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  The LPSC’s complaint challenged sales made beginning in 2002 and requested refunds.  In July 2009 the Utility operating companies filed a response to the complaint arguing among other things that the System Agreement contemplated that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The FERC subsequently ordered a hearing in the proceeding.

The FERC issued a decision in June 2012 and held that, while the System Agreement was ambiguous, it did provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement did not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  The FERC in its decision established further hearing procedures to quantify the effect of repricing the opportunity sales in accordance with the FERC’s June 2012 decision. The hearing was held in May 2013 and the ALJ issued an initial decision in August 2013.

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

The hearing required by the FERC’s second April 2016 order was held in May 2017. In July 2017 the ALJ issued an initial decision addressing whether a cap on any reduction due to bandwidth payments was necessary and whether to implement the other adjustments to the calculation methodology. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas’s payment. The FERC affirmed on other grounds the ALJ’s rejection of the LPSC’s claim that certain joint account sales should be accounted for as part of the calculation of Entergy Arkansas’s payment. In November 2018 the LPSC requested rehearing of the FERC’s October 2018 decision. In December 2019 the FERC denied the LPSC’s request for rehearing.

In December 2018, Entergy made a compliance filing in response to the FERC’s October 2018 order. The compliance filing provided a final calculation of Entergy Arkansas’s payments to the other Utility operating companies, including interest. Refunds and interest, totaling $135 million, were paid by Entergy Arkansas to the other operating companies in December 2018.

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directed Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. The refunds were issued in the August 2020 billing cycle. Entergy Arkansas believed its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, were recoverable, and in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Complaints Against System Energy

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, and sold to Entergy Louisiana through September 30, 2025, pursuant to the Unit Power Sales Agreement. System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC. Following are discussions of the proceedings.

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

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional 15-month refund period.  The LPSC complaint requested similar relief from the FERC with respect to System Energy’s return on equity and also requested the FERC to investigate System Energy’s capital structure.  The APSC, the MPSC, and the City Council intervened in the proceeding, filed an answer expressing support for the complaint, and asked the FERC to consolidate this proceeding with the proceeding initiated by the complaint of the APSC and the MPSC in January 2017. System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint. In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 27, 2018. The 15-month refund period in connection with the LPSC return on equity complaint expired on July 26, 2019.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

With regard to the capital structure, the LPSC’s primary recommendation was that the FERC establish a hypothetical capital structure for System Energy for ratemaking purposes, according to which System Energy’s common equity ratio would be set to Entergy Corporation’s equity ratio of 37% equity and 63% debt. The APSC and the MPSC recommended that 35.98% be set as the common equity ratio for System Energy. The FERC trial staff argued that the average capital structure of the proxy group used to develop System Energy’s return on equity should be used to establish the capital structure. Using this approach, the FERC trial staff calculated the average capital structure for its proposed proxy group of 46.74% common equity and 53.26% debt. System Energy disputed all of these recommendations and argued that the use of its actual capital structure was just and reasonable.

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

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

In May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The complaint alleged that System Energy violated the filed rate and the FERC’s ratemaking and accounting requirements when it included in Unit Power Sales Agreement billings the cost of capital additions associated with the sale-leaseback interest, and that System Energy was double-recovering costs by including both the lease payments and the capital additions in Unit Power Sales Agreement billings. The complaint also claimed that System Energy was imprudent in entering into the sale-leaseback renewal because the Utility operating companies that purchase Grand Gulf’s output from System Energy could have obtained cheaper capacity and energy in the MISO markets. The complaint further alleged that System Energy violated various other reporting and accounting requirements and should have sought prior FERC approval of the lease renewal. The complaint sought various forms of relief from the FERC, including refunds for capital addition costs for all years in which they were recorded in allegedly non-formula accounts or, alternatively, the disallowance of the return on equity for the capital additions in those years plus interest; a disallowance and refund of the lease costs of the sale-leaseback renewal on grounds of imprudence; an investigation into System Energy’s treatment of a DOE litigation payment; and the imposition of certain forward-looking procedural protections, including audit rights for retail regulators of the Unit Power Sales Agreement formula rates. The APSC, the MPSC, and the City Council intervened in the proceeding.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In February 2023, System Energy submitted a tariff compliance filing with the FERC to clarify that, consistent with the releases provided in the MPSC settlement, Entergy Mississippi will continue to be charged for its allocation of the sale-leaseback renewal costs under the Unit Power Sales Agreement. See “System Energy Settlement with the MPSC” below for discussion of the settlement. In March 2023 the MPSC filed a protest to System Energy’s tariff compliance filing. The MPSC argues that the settlement did not specifically address post-settlement sale-leaseback renewal costs and that the sale-leaseback renewal costs may not be recovered under the Unit Power Sales Agreement. Entergy Mississippi’s allocated sale-leaseback renewal costs are estimated at $5.7 million annually for the remaining term of the sale-leaseback renewal. In February 2025, System Energy and the MPSC resolved their dispute concerning the sale-leaseback renewal costs. As a result, the MPSC withdrew its protest at the FERC to System Energy’s tariff compliance filing. Entergy Mississippi will continue to pay the allocated sale-leaseback renewal costs of approximately $5.7 million annually and there are no refunds due for prior

Entergy Corporation and Subsidiaries
Notes to Financial Statements

periods. In March 2025, System Energy filed a status report with the FERC explaining that the dispute is resolved. In April 2025 the FERC accepted System Energy’s tariff compliance filing.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims included, among other things, allegations that: (1) System Energy should not have included certain sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC also sought a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of its proposed refunds. In addition, the LPSC sought amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argued that: (1) System Energy should have included borrowings from the Entergy system money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleged that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommended a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council further recommended that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The settlement provided for a black box refund of $235 million from System Energy to Entergy Mississippi. In addition, beginning with the July 2022 service month, the settlement provided for Entergy Mississippi’s bills from System Energy to be adjusted to reflect: an authorized rate of return on equity of 9.65%, a capital structure not to exceed 52% equity through June 2026, a rate base reduction for the advance collection of sale-leaseback rental costs, and the exclusion of certain long-term incentive plan performance unit costs from rates. The settlement was approved by the MPSC in June 2022 and the FERC in November 2022.

System Energy had previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consisted of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. Based on analysis of the then-pending complaints against System Energy and potential future settlement negotiations, in third quarter 2023, System Energy recorded a regulatory charge of $40 million to increase System Energy’s regulatory liability related to complaints against System Energy. System Energy paid the black box refund of $235 million to Entergy Mississippi in November 2022.

System Energy Settlement with the APSC

In October 2023, System Energy, Entergy Arkansas, and additional named Entergy parties involved in multiple docketed proceedings pending before the FERC reached a settlement in principle with the APSC to globally resolve all of their actual and potential claims in those dockets and with System Energy’s past implementation of the Unit Power Sales Agreement. The settlement also covered the amended and supplemental complaint, discussed above in “Grand Gulf Prudence Complaints,” filed at the FERC in October 2023. System

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Energy, Entergy Arkansas, additional Entergy parties, and the APSC filed the settlement agreement and supporting materials with the FERC in November 2023.

The terms of the settlement with the APSC aligned with the $588 million global black box settlement reached between System Energy and the MPSC in June 2022 and provided for Entergy Arkansas to receive a black box refund of $142 million from System Energy, inclusive of $49.5 million already received by Entergy Arkansas from System Energy. In addition, beginning with the November 2023 service month, the settlement provided for Entergy Arkansas’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity through June 2026. In March 2024 the FERC approved the settlement, and System Energy paid the remaining black box refund of $93 million to Entergy Arkansas in 2024.

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

The terms of the settlement with the City Council aligned with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022 and between System Energy and the APSC in November 2023. The settlement provided for Entergy New Orleans to receive a black box refund of $116 million from System Energy, inclusive of approximately $18 million already received by Entergy New Orleans from System Energy. In addition, beginning with the June 2024 service month, the settlement provided for Entergy New Orleans’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity through June 2026. In August 2024 the FERC approved the settlement, and System Energy paid the remaining black box refund of $98 million to Entergy New Orleans in October 2024.

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

The terms of the settlement with the LPSC staff aligned with the $588 million global black box settlement amount reflected in the prior settlements reached between System Energy and the MPSC in June 2022, between System Energy and the APSC in November 2023, and between System Energy and the City Council in April 2024. The settlement in principle provided for Entergy Louisiana to receive a black box refund of $95 million from System Energy, inclusive of approximately $15 million already received by Entergy Louisiana from System Energy. In addition, beginning with the September 2024 service month, the settlement provided for Entergy Louisiana’s bills from System Energy to be adjusted to reflect an authorized rate of return on equity of 9.65% and a capital structure not to exceed 52% equity through June 2026. In November 2024 the FERC approved the settlement, and System Energy paid the remaining black box refund of $80 million to Entergy Louisiana in December 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The settlement also included an agreement that, subject to the receipt of necessary regulatory approvals, Entergy Louisiana would divest to Entergy Mississippi all of its interest in Grand Gulf capacity and energy under the Unit Power Sales Agreement and its purchases from Entergy Arkansas under the MSS-4 replacement tariff. In October 2024 Entergy Louisiana and Entergy Mississippi filed with the FERC a PPA under which Entergy Mississippi would purchase Entergy Louisiana’s purchases of Grand Gulf capacity and energy. The PPA was governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies. The requisite approvals for the PPA were issued by the FERC in November 2024 and the MPSC in February 2025. The divestiture was effective as of January 1, 2025. In compliance with the settlement, in May 2025, System Energy, Entergy Louisiana, and Entergy Mississippi submitted the following filings with the FERC: (1) a Federal Power Act Section 203 application seeking approval for the permanent divestiture by Entergy Louisiana to Entergy Mississippi of its rights to capacity and energy from Grand Gulf; and (2) a Federal Power Act Section 205 application seeking approval to modify the entitlement percentages of the remaining purchasers under the Unit Power Sales Agreement in connection with the foregoing divestiture. In July 2025, the FERC issued an order accepting the Federal Power Act Section 205 application to remove Entergy Louisiana as a party to the Unit Power Sales Agreement. As a result of the order, the Unit Power Sales Agreement entitlement percentages of the remaining purchasers were permanently modified to exclude Entergy Louisiana effective October 2025. The FERC also issued an order dismissing the Federal Power Act Section 203 application based on lack of jurisdiction. In September 2025 the APSC filed a request for rehearing of the FERC’s July 2025 order accepting the revised Unit Power Sales Agreement entitlement percentages. In November 2025 the FERC issued an order denying the APSC’s rehearing request. See Note 8 to the financial statements for additional information regarding the Unit Power Sales Agreement.

Unit Power Sales Agreement

System Energy Formula Rate Annual Protocols Formal Challenges Concerning 2020-2022 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. In March 2023, pursuant to the protocols procedures discussed above, the LPSC, the APSC, and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2021. In February 2024, pursuant to the protocols procedures, the LPSC and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2022. These formal challenges were ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” above for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2024 the presiding ALJ issued an initial decision recommending that the FERC approve inclusion of a line item in rate base for prepaid and accrued pension costs; however, the presiding ALJ did not agree with System Energy’s proposed methodology to calculate the value of the prepaid and accrued pension cost input. Instead, the presiding ALJ recommended limiting System Energy’s recovery to the prepaid and accrued pension costs that were incurred beginning in 2015 and later. The ALJ’s initial decision was not binding on the FERC and was an interim step in the hearing process.

System Energy disputed the presiding ALJ's determination concerning the methodology used to calculate the prepaid and accrued pension input, and System Energy filed exceptions to these rulings in October 2024. In October 2024, the LPSC, the APSC, and the FERC trial staff filed separate briefs on exceptions; these parties generally argue that the presiding ALJ should have rejected System Energy’s filing entirely, rather than limit System Energy’s recovery of the prepaid and accrued pension costs. Later in October 2024, System Energy, the LPSC, the APSC, and the FERC trial staff filed separate briefs opposing exceptions.

In November 2025 the FERC issued an order on the initial decision and reversed the ALJ’s decision. The FERC approved System Energy’s proposed prepaid and accrued pension recovery mechanism. System Energy has been utilizing this methodology in billings since December 1, 2022 and will continue to utilize it going forward. As a result of the FERC’s order, System Energy does not owe any refunds. In December 2025 the APSC filed a request for rehearing of the November 2025 order. In January 2026 the FERC denied the APSC’s rehearing request by operation of law. The FERC indicated that the APSC’s request for rehearing will be addressed substantively in a future order. This proceeding is not covered by the global settlements described above.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The MSS-4 replacement tariff includes protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In April 2025, pursuant to such protocols, the City Council filed with the FERC a formal challenge relating to Entergy Services’ inclusion and allocation of net operating loss carryforward accumulated deferred income taxes in the MSS-4 replacement tariff rates charged to Entergy New Orleans’s monthly bills for calendar year 2023. In May 2025, Entergy Services filed a response to the formal challenge and is awaiting a response from the FERC.

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

In December 2024, and subsequently amended in an errata filed in February 2025, Entergy Louisiana submitted an application to the LPSC seeking a determination that approximately $183.6 million in storm restoration costs associated with Hurricane Francine were reasonable and necessary and, therefore, eligible for recovery from customers, as well as approval to recover approximately $3.6 million in certain carrying costs from

Entergy Corporation and Subsidiaries
Notes to Financial Statements

customers. The $183.6 million included approximately $152.8 million in distribution capital costs and approximately $29.8 million in non-capital costs; the balance consisted of transmission and generation capital costs. Entergy Louisiana proposed in its application to recover its distribution-related capital costs of $152.8 million through the distribution recovery mechanism of its formula rate plan. Entergy Louisiana further requested the LPSC to authorize recovery of these distribution-related capital expenses through an interim rate adjustment, subject to true-up and refund, that would begin with the first billing cycle of March 2025. Entergy Louisiana also requested to recover, from its storm reserve escrow account, $33.5 million, which consisted of non-capital costs and certain carrying costs. Entergy Louisiana also proposed to recover the transmission and generation capital costs through separate ratemaking proceedings. See further discussion of the 2023 formula rate plan filing above. Also in February 2025, Entergy Louisiana withdrew the $33.5 million from its funded storm reserves. In June 2025 the LPSC staff filed direct testimony. The LPSC staff recommended approval of Entergy Louisiana’s as-requested storm restoration costs with the exception of approximately $10.6 million, comprised primarily of estimates of mutual assistance invoices that had not yet been received at the time of filing and that ultimately exceeded the actual amounts invoiced, as well as certain incentive compensation, and $1.8 million associated with certain carrying costs. In September 2025, Entergy Louisiana reached a settlement with the LPSC staff pursuant to which Entergy Louisiana and the LPSC staff agreed on the amounts recoverable by Entergy Louisiana in connection with Hurricane Francine. Both intervenors in the proceeding stated they did not oppose the settlement. A hearing on the proposed settlement before the ALJ occurred in October 2025. Pursuant to the terms of the settlement, Entergy Louisiana returned $1.9 million to its funded storm reserves in October 2025. The LPSC voted unanimously at its November 2025 meeting to adopt the settlement, and the order adopting the settlement was issued in December 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company distributed $1.4 billion to its then-current parent, Entergy Holdings Company, LLC, a company wholly-owned and consolidated by Entergy. Subsequently, Entergy Holdings Company liquidated, distributing the $1.4 billion it received from Entergy Finance Company to Entergy Louisiana as holder of 6,843,780.24 units of Class A, 4,126,940.15 units of Class B, and 2,935,152.69 units of Class C preferred membership interests. Entergy Louisiana had acquired these preferred membership interests with proceeds from previous securitizations of storm restoration costs. Entergy Finance Company loaned the remaining $1.7 billion from the preferred membership interests proceeds to Entergy which used the cash to redeem $650 million of 4.00% Series senior notes due July 2022 and indirectly contributed $1 billion to Entergy Louisiana as a capital contribution.

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

The securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was partially offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations described in an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to provide credits to its customers. Entergy Louisiana is returning a portion of the credits to customers through the storm cost offset rider through 2034.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

As discussed in Note 3 to the financial statements, the securitization resulted in recognition of a net reduction of income tax expense of approximately $133 million, after taking into account a provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $129 million, after taking into account a provision for uncertain tax positions. In recognition of its obligations described in an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in first quarter 2023 a $103 million ($76 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to provide credits to its customers. Entergy Louisiana is returning a portion of the credits to customers through the storm cost offset rider through 2041.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

costs. In August 2023 the City Council hearing officer certified the evidentiary record. In December 2023 the City Council approved a resolution adopting the advisors’ report and recommendations.

NOTE 3.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes for Entergy for 2025, 2024, and 2023 consist of the following:

	2025	2024	2023
	(In Thousands)
Current
Federal	$3,427	$66,708	$60,639
State	6,890	44,956	23,014
Total	10,317	111,664	83,653
Deferred and non-current - net
Federal	408,851	136,671	(815,222)
State	85,757	144,519	46,281
Total	494,608	281,190	(768,941)
Investment tax credits - net
Federal	(6,452)	(10,178)	(4,852)
State	(521)	(1,649)	(395)
Total	(6,973)	(11,827)	(5,247)
Income taxes	$497,952	$381,027	($690,535)

State income taxes are accrued primarily in the states in which the Registrant Subsidiaries operate, which includes Arkansas, Louisiana, Mississippi, and Texas.

Income taxes for the Registrant Subsidiaries for 2025, 2024, and 2023 consist of the following:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current
Federal	($21,471)	($104,215)	$49,157	$18,671	$4,479	($3,190)
State	(4,595)	(2,779)	8,905	3,169	3,442	(3,115)
Total	(26,066)	(106,994)	58,062	21,840	7,921	(6,305)
Deferred and non-current - net
Federal	117,798	297,466	26,320	(3,398)	58,464	18,485
State	17,379	51,897	10,991	(2,387)	(252)	7,339
Total	135,177	349,363	37,311	(5,785)	58,212	25,824
Investment tax credits - net
Federal	(1,231)	(4,556)	(76)	(200)	(767)	381
State	—	—	(196)	—	—	(325)
Total	(1,231)	(4,556)	(272)	(200)	(767)	56
Income taxes	$107,880	$237,813	$95,101	$15,855	$65,366	$19,575

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current
Federal	($10,558)	($79,519)	$38,680	($8,022)	$8,281	($5,527)
State	(2,275)	1,709	2,407	5,331	5,468	(396)
Total	(12,833)	(77,810)	41,087	(2,691)	13,749	(5,923)
Deferred and non-current - net
Federal	68,988	201,737	25,316	9,297	51,588	29,470
State	19,649	106,098	14,292	(2,916)	1,114	9,939
Total	88,637	307,835	39,608	6,381	52,702	39,409
Investment tax credits - net
Federal	(1,230)	(4,616)	3	(848)	—	(2,716)
State	—	—	(383)	—	(767)	(1,267)
Total	(1,230)	(4,616)	(380)	(848)	(767)	(3,983)
Income taxes	$74,574	$225,409	$80,315	$2,842	$65,684	$29,503

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current
Federal	$33,100	($142,253)	$20,328	($99,343)	$2,851	$337
State	(4,201)	(6,397)	4,142	(5,854)	3,719	(1,570)
Total	28,899	(148,650)	24,470	(105,197)	6,570	(1,233)
Deferred and non-current - net
Federal	(164,493)	(94,167)	21,244	(78,442)	56,496	26,528
State	37,615	41,716	9,446	(6,302)	570	4,477
Total	(126,878)	(52,451)	30,690	(84,744)	57,066	31,005
Investment tax credits - net
Federal	(1,231)	(4,680)	(622)	(32)	(764)	2,482
State	—	—	(174)	—	—	(222)
Total	(1,231)	(4,680)	(796)	(32)	(764)	2,260
Income taxes	($99,210)	($205,781)	$54,364	($189,973)	$62,872	$32,032

State income taxes are accrued primarily based on the retail jurisdiction in which each of the Utility operating companies operates and is subject to retail regulation for ratemaking purposes. Each Utility operating company serves retail customers within a single jurisdiction, which governs the determination of its state income tax cost of service and the related accruals. System Energy’s state income tax accrual pertains solely to Mississippi, the only state in which it operates.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income taxes paid (received) for Entergy and the Registrant Subsidiaries for 2025 consist of the following:

2025	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
		(In Thousands)
US Federal (a)	($519,892)	($215,224)	($198,285)	$—	$—	$21,000	($133,752)
US Federal - ETAA	—	(25,975)	(146,563)	82,541	7,076	—	5,715
US state
Arkansas	—	—	—	—	—	—	—
Louisiana	2,726	—	—	—	2,550	—	—
Mississippi	—	—	—	—	—	—	—
Texas	2,077	—	—	—	—	2,077	—
State tax - ETAA	—	(3,712)	553	—	471	440	(3,260)
Other	18	—	—	—	—	—	—
Total US state	4,821	(3,712)	553	—	3,021	2,517	(3,260)
Total income taxes paid (received)	($515,071)	($244,911)	($344,295)	$82,541	$10,097	$23,517	($131,297)

(a)Federal income taxes paid (received) includes the receipt of production tax credit sale proceeds at Entergy of $547 million, including $215 million, $198 million, and $134 million at Entergy Arkansas, Entergy Louisiana, and System Entergy, respectively.

The table above disaggregates income taxes paid (net of refunds) by type, including amounts remitted to U.S. federal and state taxing authorities and amounts paid under the Entergy Tax Allocation Agreement (ETAA). The ETAA governs intercompany settlements of income tax obligations between the Registrant Subsidiaries and Entergy, as if the Registrant Subsidiaries were separate taxpayers on a stand-alone or separate company basis, as applicable. Payments under the ETAA are shown separately to distinguish them from direct remittances to taxing authorities. State income taxes presented reflect amounts attributable to the jurisdiction in which the Registrant Subsidiary has its primary state tax nexus.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for Entergy differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2025, 2024, and 2023 are:

	2025		2024		2023
	(Dollars In Thousands)
Net income attributable to Entergy Corporation	$1,758,272		$1,055,590		$2,356,536
Preferred dividend requirements of subsidiaries and noncontrolling interests	15,056		5,594		5,774
Consolidated net income	1,773,328		1,061,184		2,362,310
Income taxes	497,952		381,027		(690,535)
Income before income taxes	$2,271,280		$1,442,211		$1,671,775

Income taxes computed at Federal Statutory Tax rate	$476,969	21%	$302,864	21%	$351,073	21%
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	92,942	4.1%	81,377	5.6%	70,144	4.2%
Regulatory differences - utility plant items	(30,443)	(1.3%)	(30,288)	(2.1%)	(27,901)	(1.7%)
Equity component of AFUDC	(37,357)	(1.6%)	(27,343)	(1.9%)	(20,172)	(1.2%)
Tax credits - amortization of investment tax credits	(8,067)	(0.4%)	(8,808)	(0.6%)	(7,978)	(0.5%)
Nontaxable or nondeductible items/flow-through	9,925	0.4%	33	—%	(1,374)	(0.1%)
Amortization of deficient/(excess) ADIT (a)	(25,947)	(1.1%)	19,169	1.3%	9,102	0.5%
IRS audit resolution (b)	—	—%	—	—%	(842,769)	(50.4%)
Reversal of regulatory liability (c)	—	—%	—	—%	(105,649)	(6.3%)
Entergy Louisiana securitization (d)	—	—%	—	—%	(129,034)	(7.7%)
State audit resolution (e)	—	—%	(9,057)	(0.6%)	—	—%
Enactment of new tax laws - state rate change (a)	—	—%	28,636	2.0%	—	—%
Changes in unrecognized tax benefits	12,434	0.5%	21,487	1.5%	18,884	1.1%
Changes in valuation allowances	4,134	0.2%	(780)	(0.1%)	(8,697)	(0.5%)
Other - net	3,362	0.1%	3,737	0.3%	3,836	0.2%
Total income taxes / Effective Tax Rate	$497,952	21.9%	$381,027	26.4%	($690,535)	(41.3%)

(a)See “Other Tax Matters - Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.
(b)See “Income Tax Audits - 2016-2018 IRS Audit” below for discussion of the resolution of the 2016-2018 IRS audit in 2023.
(c)See Note 2 to the financial statements for discussion of Entergy Louisiana’s reversal of a regulatory liability, primarily associated with the Hurricane Isaac securitization, initially recognized in 2017 as a result of the Tax Cuts and Jobs Act.
(d)See “Other Tax Matters – Act 293 Securitizations” below for discussion of the Entergy Louisiana March 2023 storm cost securitizations.
(e)See “Income Tax Audits - State Income Tax Audits” below for discussion of the resolution of the 2014-2018 Arkansas Department of Finance and Administration examination in 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for each Registrant Subsidiary for the years 2025, 2024, and 2023 are:

Entergy Arkansas

	2025		2024		2023
	(Dollars In Thousands)
Earnings applicable to member’s equity	$440,532		$324,766		$402,081
Net loss attributable to noncontrolling interest	(3,079)		(5,300)		(5,231)
Net income	437,453		319,466		396,850
Income taxes	107,880		74,574		(99,210)
Income before income taxes	$545,333		$394,040		$297,640

Income taxes computed at Federal Statutory Tax rate statutory rate	$114,520	21%	$82,748	21%	$62,504	21%
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	19,388	3.6%	13,940	3.5%	13,291	4.5%
Regulatory differences - utility plant items	(8,085)	(1.5%)	(9,885)	(2.5%)	(8,812)	(3.0%)
Equity component of AFUDC	(4,934)	(0.9%)	(6,032)	(1.5%)	(4,093)	(1.4%)
Tax credits - amortization of investment tax credits	(1,201)	(0.2%)	(1,201)	(0.3%)	(1,201)	(0.4%)
Nontaxable or nondeductible items/flow-through	(1,866)	(0.3%)	214	0.1%	1,105	0.4%
Amortization of deficient/(excess) ADIT (a)	(11,276)	(2.1%)	10,193	2.6%	(6,095)	(2.0%)
IRS audit resolution (b)	—	—%	—	—%	(159,588)	(53.6%)
State audit resolution (e)	—	—%	(18,276)	(4.6%)	—	—%
Changes in unrecognized tax benefits	(1,182)	(0.2%)	1,800	0.5%	2,600	0.9%
Changes in valuation allowances	1,462	0.3%	—	—%	—	—%
Other - net	1,054	0.2%	1,073	0.3%	1,079	0.4%
Total income taxes / Effective Tax Rate	$107,880	19.8%	$74,574	18.9%	($99,210)	(33.3%)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2025		2024		2023
	(Dollars In Thousands)
Earnings applicable to member’s equity	$1,109,948		$887,645		$1,270,382
Net income attributable to noncontrolling interests	2,952		3,126		2,988
Net income	1,112,900		890,771		1,273,370
Income taxes	237,813		225,409		(205,781)
Income before income taxes	$1,350,713		$1,116,180		$1,067,589

Income taxes computed at Federal Statutory Tax rate statutory rate	$283,650	21%	$234,398	21%	$224,194	21%
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	49,965	3.7%	50,760	4.5%	51,899	4.9%
Regulatory differences - utility plant items	(10,069)	(0.7%)	(9,988)	(0.9%)	(5,535)	(0.5%)
Equity component of AFUDC	(11,327)	(0.8%)	(7,513)	(0.7%)	(6,754)	(0.6%)
Tax credits - amortization of investment tax credits	(4,502)	(0.3%)	(4,563)	(0.4%)	(4,625)	(0.4%)
Nontaxable or nondeductible items/flow-through	(718)	(0.1%)	(3,244)	(0.3%)	126	—%
Amortization of deficient/(excess) ADIT (a)	(13,327)	(1.0%)	9,305	0.8%	14,032	1.3%
IRS audit resolution (b)	—	—%	—	—%	(179,111)	(16.8%)
Reversal of regulatory liability (c)	—	—%	—	—%	(105,649)	(9.9%)
Entergy Louisiana securitization (d)	—	—%	—	—%	(133,443)	(12.5%)
Enactment of new tax laws - state rate change (a)	—	—%	16,307	1.5%	—	—%
Non-taxable dividend income	(61,352)	(4.5%)	(64,982)	(5.8%)	(62,116)	(5.8%)
Changes in unrecognized tax benefits	4,307	0.3%	3,400	0.3%	(400)	—%
Changes in valuation allowances	5	—%	—	—%	—	—%
Other - net	1,181	0.1%	1,529	0.1%	1,601	0.1%
Total income taxes / Effective Tax Rate	$237,813	17.6%	$225,409	20.2%	($205,781)	(19.3%)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2025		2024		2023
	(Dollars In Thousands)
Earnings applicable to member’s equity	$311,864		$255,958		$192,271
Net loss attributable to noncontrolling interest	(3,136)		(10,551)		(10,302)
Net income	308,728		245,407		181,969
Income taxes	95,101		80,315		54,364
Income before income taxes	$403,829		$325,722		$236,333

Income taxes computed at Federal Statutory Tax rate statutory rate	$84,804	21%	$68,402	21%	$49,630	21%
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	15,876	3.9%	13,210	4.1%	11,133	4.7%
Regulatory differences - utility plant items	(5,400)	(1.3%)	(3,572)	(1.1%)	(5,290)	(2.2%)
Equity component of AFUDC	(1,984)	(0.5%)	(1,910)	(0.6%)	(1,796)	(0.8%)
Tax credits - amortization of investment tax credits	(228)	(0.1%)	(267)	(0.1%)	(223)	(0.1%)
Nontaxable or nondeductible items/flow-through	1,581	0.4%	2,987	0.9%	3,534	1.5%
IRS audit resolution (b)	—	—%	—	—%	(3,291)	(1.4%)
Changes in unrecognized tax benefits	93	—%	1,100	0.3%	300	0.1%
Other - net	359	0.1%	365	0.1%	367	0.2%
Total income taxes / Effective Tax Rate	$95,101	23.5%	$80,315	24.7%	$54,364	23.0%

Entergy New Orleans

	2025		2024		2023
	(Dollars In Thousands)
Net income	$50,411		$15,847		$228,938
Income taxes	15,855		2,842		(189,973)
Income before income taxes	$66,266		$18,689		$38,965

Income taxes computed at Federal Statutory Tax rate statutory rate	$13,916	21%	$3,925	21%	$8,183	21%
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	3,985	6.0%	1,248	6.7%	1,907	4.9%
Regulatory differences - utility plant items	(131)	(0.2%)	(830)	(4.4%)	(1,353)	(3.5%)
Equity component of AFUDC	(390)	(0.6%)	(445)	(2.4%)	(309)	(0.8%)
Tax credits - amortization of investment tax credits	(97)	(0.1%)	(839)	(4.5%)	(25)	(0.1%)
Nontaxable or nondeductible items/flow-through	(1,138)	(1.7%)	(338)	(1.8%)	(1,913)	(4.9%)
Amortization of deficient/(excess) ADIT (a)	(1,344)	(2.0%)	(332)	(1.8%)	1,147	2.9%
IRS audit resolution (b)	—	—%	—	—%	(198,424)	(509.2%)
Enactment of new tax laws - state rate change (a)	—	—%	242	1.3%	—	—%
Changes in unrecognized tax benefits	847	1.3%	—	—%	600	1.5%
Other - net	207	0.3%	211	1.1%	214	0.5%
Total income taxes / Effective Tax Rate	$15,855	23.9%	$2,842	15.2%	($189,973)	(487.5%)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

	2025		2024		2023
	(Dollars In Thousands)
Earnings applicable to common stock	$331,999		$291,550		$289,201
Preferred dividend requirements	2,072		2,072		2,072
Net income	334,071		293,622		291,273
Income taxes	65,366		65,684		62,872
Income before income taxes	$399,437		$359,306		$354,145

Income taxes computed at Federal Statutory Tax rate statutory rate	$83,882	21%	$75,454	21%	$74,370	21%
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	2,731	0.7%	5,164	1.4%	2,574	0.7%
Regulatory differences - utility plant items	(3,427)	(0.9%)	(4,537)	(1.3%)	(6,394)	(1.8%)
Equity component of AFUDC	(17,172)	(4.3%)	(10,045)	(2.8%)	(5,920)	(1.7%)
Tax credits - amortization of investment tax credits	(748)	(0.2%)	(748)	(0.2%)	(748)	(0.2%)
Nontaxable or nondeductible items/flow-through	(149)	—%	(760)	(0.2%)	1,493	0.4%
Amortization of deficient ADIT (a)		—%	2	—%	17	—%
IRS audit resolution (b)		—%	—	—%	(3,112)	(0.9%)
Changes in unrecognized tax benefits	(122)	—%	777	0.2%	211	0.1%
Other - net	371	0.1%	377	0.1%	381	0.1%
Total income taxes / Effective Tax Rate	$65,366	16.4%	$65,684	18.3%	$62,872	17.8%

System Energy

	2025		2024		2023
	(Dollars In Thousands)
Net income	$88,095		$103,500		$108,772
Income taxes	19,575		29,503		32,032
Income before income taxes	$107,670		$133,003		$140,804

Income taxes computed at Federal Statutory Tax rate statutory rate	$22,611	21%	$27,931	21%	$29,569	21%
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	4,893	4.5%	4,936	3.7%	5,798	4.1%
Regulatory differences - utility plant items	(3,330)	(3.1%)	(1,475)	(1.1%)	(517)	(0.4%)
Equity component of AFUDC	(1,549)	(1.4%)	(1,398)	(1.1%)	(1,301)	(0.9%)
Tax credits - amortization of investment tax credits	(1,155)	(1.1%)	(1,155)	(0.9%)	(1,155)	(0.8%)
Nontaxable or nondeductible items/flow-through	(1,057)	(1.0%)	(538)	(0.4%)	(191)	(0.1%)
IRS audit resolution (b)	—	—%	—	—%	(1,575)	(1.1%)
Changes in unrecognized tax benefits	(1,036)	(1.0%)	1,000	0.8%	1,200	0.9%
Other - net	198	0.2%	202	0.2%	204	0.1%
Total income taxes / Effective Tax Rate	$19,575	18.2%	$29,503	22.2%	$32,032	22.7%

(a)See “Other Tax Matters - Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.
(b)See “Income Tax Audits - 2016-2018 IRS Audit” below for discussion of the resolution of the 2016-2018 IRS audit in 2023.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)See Note 2 to the financial statements for discussion of Entergy Louisiana’s reversal of a regulatory liability, primarily associated with the Hurricane Isaac securitization, recognized in 2017 as a result of the Tax Cuts and Jobs Act.
(d)See “Other Tax Matters - Act 293 Securitizations” below for discussion of the Entergy Louisiana March 2023 storm cost securitizations.
(e)See “Income Tax Audits - State Income Tax Audits” below for discussion of the resolution of the 2014-2018 Arkansas Department of Finance and Administration examination in 2024.

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($7,183,430)	($6,451,189)
Regulatory assets	(1,030,792)	(1,003,045)
Nuclear decommissioning trusts/receivables	(601,444)	(563,423)
Pension, net regulatory asset	(323,779)	(303,007)
Combined unitary state taxes	(2,911)	(3,600)
Power purchase agreements	13,270	(89,614)
Deferred fuel	(20,652)	(23,305)
Other	(161,274)	(206,648)
Total	(9,311,012)	(8,643,831)
Deferred tax assets:
Regulatory liabilities	1,325,440	1,394,937
Nuclear and other decommissioning liabilities	169,880	164,685
Pension and other postretirement benefits	27,723	22,646
Compensation	87,837	79,580
Accumulated deferred investment tax credit	49,248	52,709
Provision for allowances and contingencies	191,295	141,769
Unbilled/deferred revenues	(3,586)	(9,960)
Net operating loss carryforwards	2,761,672	2,672,993
Capital losses and miscellaneous tax credits	145,625	111,325
Valuation allowance	(335,105)	(338,508)
Other	167,209	212,563
Total	4,587,238	4,504,739
Non-current accrued taxes (including unrecognized tax benefits)	(853,367)	(309,669)
Accumulated deferred income taxes and taxes accrued	($5,577,141)	($4,448,761)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2025 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration
Federal net operating losses before 1/1/2018	$4.4 billion	2028-2037
Federal net operating losses - 1/1/2018 forward	$14.4 billion	N/A
State net operating losses	$4.3 billion	2028-2045
State net operating losses with no expiration	$9.0 billion	N/A
Other federal and state carryforwards	$128.5 million	2026-2030
Miscellaneous federal and state credits	$413.3 million	2026-2045

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

Because it is more likely than not that the benefits from certain state net operating losses and other federal and state deferred tax assets will not be utilized, valuation allowances totaling $335 million as of December 31, 2025 and $339 million as of December 31, 2024 have been provided on the deferred tax assets related to federal and state jurisdictions in which Entergy does not currently expect to be able to utilize certain separate company tax return attributes, preventing realization of such deferred tax assets. Certain accelerated tax deductions which generated taxable losses in various taxing jurisdictions, and which have a limited term carryover period, have resulted in the impairment of the realizability of such carryovers and are reflected in the valuation allowance disclosed above.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2025 and 2024 are as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,752,176)	($2,993,462)	($927,853)	($243,442)	($788,106)	($473,895)
Regulatory assets	(237,989)	(469,902)	(39,316)	(53,375)	(111,154)	(119,157)
Nuclear decommissioning trusts/receivables	(223,747)	(202,364)	—	—	—	(175,341)
Pension, net regulatory asset	(102,847)	(87,917)	(26,416)	(8,725)	(15,642)	—
Power purchase agreements	13,633	(76,837)	1,140	(11,226)	(4,578)	—
Deferred fuel	(6,775)	(9,718)	(3,186)	(1)	(943)	(17)
Other	(20,874)	(88,305)	(4,763)	(2,208)	(6,158)	(10,214)
Total	(2,330,775)	(3,928,505)	(1,000,394)	(318,977)	(926,581)	(778,624)
Deferred tax assets:
Regulatory liabilities	348,063	595,662	51,201	70,190	35,726	226,660
Nuclear and other decommissioning liabilities	138,516	14,616	(155)	(407)	(449)	17,220
Pension and other postretirement benefits	(31,745)	41,555	(7,377)	(15,975)	(24,479)	(27,660)
Compensation	4,418	5,764	3,196	1,077	2,531	139
Accumulated deferred investment tax credit	6,067	23,882	3,291	3,909	1,358	10,740
Valuation allowance	(1,727)	(5)	—	—	—	—
Provision for allowances and contingencies	49,359	70,167	32,112	36,608	16,701	225
Unbilled/deferred revenues	5,490	(18,816)	897	(129)	8,561	—
Net operating loss carryforwards	169,743	360,028	—	6,803	54	84,302
Capital losses and miscellaneous tax credits	45,982	18,554	8,795	16,693	1,125	11,245
Other	10,373	40,459	(1,193)	612	404	36
Total	744,539	1,151,866	90,767	119,381	41,532	322,907
Non-current accrued taxes (including unrecognized tax benefits)	(260,477)	(316,579)	(17,107)	(1,749)	(62,018)	(169,448)
Accumulated deferred income taxes and taxes accrued	($1,846,713)	($3,093,218)	($926,734)	($201,345)	($947,067)	($625,165)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,530,196)	($2,729,299)	($849,623)	($272,182)	($727,242)	($466,361)
Regulatory assets	(219,773)	(497,177)	(37,374)	(72,389)	(100,959)	(75,606)
Nuclear decommissioning trusts/receivables	(185,725)	(202,364)	—	—	—	(175,341)
Pension, net regulatory asset	(101,887)	(84,732)	(26,064)	(9,687)	(16,569)	—
Power purchase agreements	11,993	(97,846)	1,140	(12,385)	(5,148)	—
Deferred fuel	—	(4,785)	(17,234)	(1,247)	—	(78)
Other	(24,430)	(106,590)	(5,231)	(5,133)	(4,512)	(13,572)
Total	(2,050,018)	(3,722,793)	(934,386)	(373,023)	(854,430)	(730,958)
Deferred tax assets:
Regulatory liabilities	310,621	678,086	53,046	89,385	37,325	229,065
Nuclear and other decommissioning liabilities	127,933	18,649	—	(407)	97	17,956
Pension and other postretirement benefits	(29,923)	39,379	(8,989)	(19,443)	(23,403)	(24,642)
Compensation	4,851	7,119	3,277	1,394	2,596	515
Accumulated deferred investment tax credit	6,360	26,549	3,355	4,205	1,515	10,724
Provision for allowances and contingencies	31,686	59,448	11,361	23,998	4,358	225
Unbilled/deferred revenues	3,546	(24,017)	1,274	715	7,925	—
Net operating loss carryforwards	126,255	336,128	305	30,740	50	69,611
Capital losses and miscellaneous tax credits	14,489	17,029	8,206	16,220	1,273	10,788
Other	11,608	54,207	1,096	1,692	1,189	—
Total	607,426	1,212,577	72,931	148,499	32,925	314,242
Non-current accrued taxes (including unrecognized tax benefits)	(46,577)	32,262	(8,661)	22,983	(47,344)	(35,114)
Accumulated deferred income taxes and taxes accrued	($1,489,169)	($2,477,954)	($870,116)	($201,541)	($868,849)	($451,830)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2025 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses before 1/1/2018	$— million	$812.8 million	$— million	$— million	$— million	$— million
Year(s) of expiration	N/A	2035-2037	N/A	2037	N/A	N/A

Federal net operating losses - 1/1/2018 forward	$802.9 million	$2.2 billion	$— million	$— million	$1.4 billion	$357.1 million
Year(s) of expiration	N/A	N/A	N/A	N/A	N/A	N/A

State net operating losses	$628.1 million	$6 billion	$— million	$181.3 million	$1.1 million	$314.2 million
Year(s) of expiration	2028-2032	N/A	N/A	N/A	2028	2042-2045

Misc. federal credits	$16.1 million	$24.5 million	$6.2 million	$17.4 million	$1.1 million	$6.3 million
Year(s) of expiration	2038-2045	2035-2045	2038-2045	2037-2045	2039-2045	2029-2045

State credits	$— million	$1.1 million	$8.6 million	$— million	$0.6 million	$19 million
Year(s) of expiration	N/A	N/A	2026-2028	N/A	2027-2033	2026-2028

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

	2025	2024	2023
	(In Thousands)
Gross balance at January 1	$2,354,867	$2,439,910	$6,393,599
Additions based on tax positions related to the current year (a)	272,758	12,731	332,884
Additions for tax positions of prior years (a)	590,465	21,149	194,894
Reductions for tax positions of prior years (b)	(23,168)	(85,715)	(1,300,381)
Settlements (b)	—	(33,208)	(3,181,086)
Gross balance at December 31	3,194,922	2,354,867	2,439,910
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(2,332,640)	(2,079,778)	(2,160,484)
Cash paid to taxing authorities	(54,000)	(27,000)	—
Unrecognized tax benefits net of unused tax attributes and payments (c)	$808,282	$248,089	$279,426

(a)Amounts in 2025 are primarily related to production tax credits generated in 2024 and 2025. See “Other Tax Matters - Inflation Reduction Act of 2022” below.
(b)Amounts in 2023 are primarily related to the resolution of the 2016-2018 IRS audit as discussed in “Income Tax Audits - 2016-2018 IRS Audit” below. Amounts in 2024 are primarily related to the resolution of 2014-2018 Arkansas tax examination as discussed in “Income Tax Audits - State Income Tax Audits” below.
(c)Potential tax liability above what is payable on tax returns.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The balances of unrecognized tax benefits include $2,781 million, $1,900 million, and $1,899 million as of December 31, 2025, 2024, and 2023, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $414 million, $455 million, and $541 million as of December 31, 2025, 2024, and 2023, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2025, 2024, and 2023 accrued balance for the possible payment of interest is approximately $42 million, $32 million, and $39 million, respectively. Interest (net-of-tax) of $10 million, ($7) million, and ($11) million was recorded in 2025, 2024, and 2023, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2025, 2024, and 2023 is as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2025	$45,413	$867,116	$5,989	$19,508	$384,333	$16,415
Additions based on tax positions related to the current year (a)	112,354	75,825	1,768	871	1,934	74,391
Additions for tax positions of prior years (a)	221,636	210,263	709	22	4,048	142,840
Reductions for tax positions of prior years	(1,152)	(6,167)	(555)	(847)	(887)	(165)
Gross balance at December 31, 2025	378,251	1,147,037	7,911	19,554	389,428	233,481
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(142,860)	(721,552)	(6,000)	(4,744)	(285,936)	(92,561)
Unrecognized tax benefits net of unused tax attributes	$235,391	$425,485	$1,911	$14,810	$103,492	$140,920

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2024	$69,197	$864,043	$5,653	$19,331	$415,205	$14,301
Additions based on tax positions related to the current year	2,732	1,921	237	163	378	833
Additions for tax positions of prior years	25,784	10,357	536	153	560	1,281
Reductions for tax positions of prior years	(52,300)	(9,205)	(437)	(139)	(31,810)	—
Gross balance at December 31, 2024	45,413	867,116	5,989	19,508	384,333	16,415
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(30,333)	(753,101)	(4,997)	(11,639)	(314,446)	(16,415)
Unrecognized tax benefits net of unused tax attributes	$15,080	$114,015	$992	$7,869	$69,887	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2023	$1,452,819	$1,350,836	$547,548	$638,726	$389,366	$23,702
Additions based on tax positions related to the current year (b)	2,249	332,320	209	78	196	752
Additions for tax positions of prior years	—	—	—	—	94,793	—
Reductions for tax positions of prior years (c)	(148,558)	(458,072)	(16,853)	(191,336)	(67,156)	(9,532)
Settlements (c)	(1,237,313)	(361,041)	(525,251)	(428,137)	(1,994)	(621)
Gross balance at December 31, 2023	69,197	864,043	5,653	19,331	415,205	14,301
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(34,683)	(735,612)	(3,778)	(11,721)	(381,561)	(14,301)
Unrecognized tax benefits net of unused tax attributes	$34,514	$128,431	$1,875	$7,610	$33,644	$—

(a)Amounts in 2025 are primarily related to production tax credits generated in 2024 and 2025. See “Other Tax Matters - Inflation Reduction Act of 2022” below.
(b)The primary additions for Entergy Louisiana in 2023 are related to the Entergy Louisiana storm cost securitizations as discussed in “Other Tax Matters - Act 293 Securitizations” below.
(c)Amounts in 2023 are primarily related to the resolution of the 2016-2018 IRS audit as discussed in “Income Tax Audits - 2016-2018 IRS Audit” below.

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2025	2024	2023
	(In Millions)
Entergy Arkansas	$360.3	$32.6	$57.2
Entergy Louisiana	$1,141.9	$868.2	$862.5
Entergy Mississippi	$1.7	$1.3	$1.0
Entergy New Orleans	$18.1	$18.3	$18.2
Entergy Texas	$113.6	$50.3	$2.9
System Energy	$218.0	$4.0	$3.1

Accrued balances for the possible payment of interest related to unrecognized tax benefits for the Registrant Subsidiaries are as follows:

	December 31,
	2025	2024	2023
	(In Millions)
Entergy Arkansas	$9.5	$8.4	$7.8
Entergy Louisiana	$13.7	$5.1	$1.5
Entergy Mississippi	$4.5	$3.2	$2.1
Entergy New Orleans	$1.9	$0.6	$0.6
Entergy Texas	$1.3	$0.5	$—
System Energy	$2.3	$2.9	$1.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries record interest and penalties related to unrecognized tax benefits in income tax expense.  No penalties were recorded in 2025, 2024, and 2023. Interest (net-of-tax) was recorded as follows:

	2025	2024	2023
	(In Millions)
Entergy Arkansas	$1.1	$0.6	$3.5
Entergy Louisiana	$8.6	$3.6	($2.6)
Entergy Mississippi	$1.3	$1.1	($1.0)
Entergy New Orleans	$1.3	$—	($5.8)
Entergy Texas	$0.8	$0.5	($1.1)
System Energy	($0.6)	$1.0	$—

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

Utility Restructurings

In 2017, Entergy New Orleans undertook an internal restructuring, and in 2018, Entergy Arkansas and Entergy Mississippi also participated in internal restructurings under which these three Utility operating companies joined Entergy Louisiana as wholly-owned subsidiaries of Entergy Utility Holding Company, LLC. The change in ownership required Entergy to recognize Entergy Arkansas’s nuclear decommissioning liabilities for income tax purposes, which resulted in recognition of a gain for income tax purposes and a corresponding increase in the tax basis of assets, in accordance with the Internal Revenue Code and Treasury Regulations. Entergy determined that there was uncertainty regarding the treatment of certain aspects of the restructurings and recorded provisions for uncertain tax positions which are now considered to be effectively settled in accordance with accounting standards. The reversal of such provisions for uncertain tax positions resulted in a reduction of income tax expense of $156 million for Entergy Arkansas, $1 million for Entergy Mississippi, and $6 million for Entergy New Orleans.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Mark-to-Market Method of Accounting

In 2016, Entergy Louisiana elected mark-to-market income tax treatment for various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility and from System Energy under the Unit Power Sales Agreement as well as other intercompany power purchase agreements. The election resulted in a $2 billion deduction upon which a deferred tax liability was recorded. The IRS allowed the mark-to-market tax method of accounting associated with the Vidalia contract and various other third-party and intercompany wholesale electric power purchase and sale agreements. The IRS disallowed the net deductions associated with the Unit Power Sales Agreement, which did not have an effect on net tax expense. The net allowance resulted in a reversal of a provision for uncertain tax positions of $132 million and a corresponding reduction of income tax expense.

In 2017, Entergy New Orleans also elected mark-to-market income tax treatment for the Unit Power Sales Agreement and various intercompany wholesale electric contracts which resulted in a $1 billion deduction upon which a deferred tax liability was recorded. The IRS allowed the mark-to-market tax method of accounting associated with various intercompany and third-party wholesale electric contracts. The IRS disallowed the net deductions associated with the Unit Power Sales Agreement, which did not have an effect on net tax expense. The net allowance resulted in a reversal of a provision for uncertain tax positions of $139 million and a corresponding reduction of income tax expense.

In 2018, Entergy Arkansas and Entergy Mississippi each accrued approximately $2 billion in deductions upon which deferred tax liabilities were recorded related to mark-to-market tax accounting for the Unit Power Sales Agreement and various wholesale electric contracts. The IRS allowed the mark-to-market tax method of accounting associated with various intercompany and third-party wholesale electric contracts. The IRS disallowed the net deductions associated with the Unit Power Sales Agreement, which did not have an effect on net tax expense. The effective settlement of the mark-to-market tax position for Entergy Arkansas resulted in the accrual of an increase to tax expense of $40 million, which was offset by approximately $5 million of miscellaneous excess ADIT recognized as a result of the 2016-2018 IRS audit resolution. The net increase to tax expense is deferred as a regulatory asset, as discussed within the “Regulatory and Other Matters” section below.

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

Net operating loss carryovers were reduced by $4 billion for Entergy Arkansas, $1 billion for Entergy Louisiana, $2 billion for Entergy Mississippi, $1 billion for Entergy New Orleans, and $40 million for System

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Energy. The IRS audit adjustments were also factored into the settle-up required under Entergy’s ETAA, and such amounts were settled in the fourth quarter of 2023.

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

In September 2024 the LPSC unanimously approved a jointly filed global stipulated settlement agreement between Entergy Louisiana and the LPSC staff whereby Entergy Louisiana agreed to $184 million of customer rate credits to be given over two years, including customer sharing of income tax benefits resulting from the 2016-2018 IRS audit. See Note 2 to the financial statements for further discussion of the Entergy Louisiana agreement in principle and the subsequently filed global stipulated settlement agreement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

tax positions, Entergy Arkansas recorded a net reduction in income tax expense of approximately $18 million, which was offset by approximately $9 million of income tax expense recorded by other Entergy subsidiaries, resulting in a net reduction in income tax expense for Entergy of $9 million.

Other Tax Matters

Tax Cuts and Jobs Act (TCJA)

The most significant effect of the TCJA for Entergy and the Registrant Subsidiaries was the change in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Entergy had net regulatory liability balances of $1.1 billion and $1.2 billion as of December 31, 2025 and December 31, 2024, respectively. These liabilities were primarily associated with the re-measurement of deferred tax assets and liabilities due to the income tax rate change and subsequent amortization of excess ADIT. In addition to the unamortized protected excess ADIT amounts, the net regulatory liability for income taxes includes other regulatory assets and liabilities for income taxes that are primarily for the regulatory asset related to AFUDC, as described in Note 1 to the financial statements.

Excess ADIT is generally classified into two categories: (1) the portion that is subject to the normalization requirements of the TCJA, referred to as “protected”, and (2) the portion that is not subject to such normalization provisions, referred to as “unprotected”. The majority of the remaining unamortized excess ADIT as of December 31, 2025 is classified as protected. The TCJA mandates the normalization method of accounting for income taxes for excess ADIT associated with public utility property. The TCJA specifies the use of the average rate assumption method (ARAM) to determine the timing of the return of excess ADIT associated with such property. Under ARAM, the excess ADIT is reduced over the remaining life of the asset. Remaining asset lives vary for each Registrant Subsidiary, but the average life of public utility property is typically 30 years or longer. Entergy will amortize the protected portion of the excess ADIT in compliance with the normalization requirements.

Entergy’s net regulatory liability for income taxes includes a gross-up using the applicable tax rate to account for the effect of income taxes on the revenue requirement in the ratemaking formula. The Registrant Subsidiaries’ December 31, 2025 and December 31, 2024 balance sheets reflect net regulatory liabilities for income taxes as follows:

	2025	2024
	(In Millions)
Entergy Arkansas	$423	$418
Entergy Louisiana	$313	$355
Entergy Mississippi	$171	$181
Entergy New Orleans	$16	$15
Entergy Texas	$58	$94
System Energy	$100	$105
Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power facilities.

Entergy Arkansas accrued solar production tax credits associated with the Walnut Bend Solar facility, the Driver Solar facility, and the West Memphis Solar facility of approximately $5 million in 2024 and approximately $35 million in 2025. As the value of such credits is expected to be provided to customers, a regulatory liability has been recorded for all credits recognized.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The value of the nuclear production tax credits was calculated based on the amount of electricity generated and sold by each nuclear generating unit owned by Entergy Arkansas, Entergy Louisiana, and System Energy during the year, multiplied by the applicable credit rate (i.e., dollars per kWh). The applicable credit rate included the incremental amount of credit for meeting the “prevailing wages” criteria under the Inflation Reduction Act. Entergy also applied the statutorily required reduction amount in arriving at the value of the nuclear production tax credits. This reduction amount was driven by the “gross receipts” received by each unit for its yearly energy production. For credits claimed on the Entergy 2024 federal income tax return, Entergy Arkansas, Entergy Louisiana, and System Energy recognized nuclear production tax credits of $221.4 million, $208.9 million, and $140.9 million, respectively, resulting in Entergy consolidated nuclear production tax credits of $571.2 million recognized in second quarter 2025. Additionally, in fourth quarter 2025, Entergy Arkansas, Entergy Louisiana, and System Energy recognized nuclear production tax credits expected to be claimed on the Entergy 2025 federal income tax return of $104.4 million, $58.6 million, and $72.1 million, respectively, resulting in Entergy consolidated nuclear production tax credits of $235.1 million. Entergy also treated the full amount of the 2025 Internal Revenue Code section 45U credits as an uncertain tax position in accordance with the income tax accounting standards. To the extent future guidance allows Entergy to recognize the value of the credits under the provisions of income tax accounting standards, the monetized value of the production tax credits, net of applicable expenses, is expected to be shared with customers.

During September and October 2025, Entergy Arkansas, Entergy Louisiana, and System Energy transferred the 2024 nuclear production tax credits to third parties and received cash of $210.1 million, $198.3 million, and $133.8 million, respectively, resulting in total Entergy cash receipts of $542.2 million. In addition, Entergy Arkansas sold its 2024 solar production tax credits to a third party and received cash receipts of approximately $5.1 million. The proceeds from the transfers reflected a market-based discount. In accordance with the Unit Power Sales Agreement and the MSS-4 replacement tariff, portions of the net proceeds from the transfers of the production tax credits were paid by Entergy Arkansas, Entergy Louisiana, and System Energy to the buyers of energy and capacity under those wholesale agreements. These provisions include the right to recover the transferred proceeds from the 2024 nuclear production tax credits and associated costs if all or a portion of the value of the credits is disallowed by the IRS. Based on these provisions and the uncertainty regarding the tax position, Entergy Arkansas, Entergy Louisiana, and System Energy recognized regulatory assets upon flowing through the proceeds of the credits. The Utility operating companies receiving the proceeds from the nuclear production tax credits recognized corresponding regulatory liabilities. These intercompany balances are eliminated on Entergy’s consolidated balance sheet.

In August 2025 the LPSC issued an order approving an agreement between Entergy Louisiana and the LPSC staff regarding the monetization of 2024 nuclear production tax credits. The order allows Entergy Louisiana to retain the net proceeds of the nuclear production tax credits while the associated tax position remains uncertain. While it retains the net proceeds, Entergy Louisiana will accrue a liability to its customers at its weighted average cost of capital. It further provides that customers will be responsible for the associated costs should the IRS reduce some or all of the value of the nuclear production tax credits transferred to third parties. Once the IRS makes a final determination affirming the value of the nuclear production tax credits or the audit period expires without the IRS making a final determination disallowing some or all of the value of the nuclear production tax credits, Entergy Louisiana will commence flowing to its customers the value of the nuclear production tax credits, including carrying charges. In January 2026 the APSC opened a docket to investigate the sale of Entergy Arkansas’s nuclear

Entergy Corporation and Subsidiaries
Notes to Financial Statements

production tax credits and the appropriate ratemaking treatment of production tax credits for all of Entergy Arkansas’s eligible resources, including how the proceeds of any sales should flow through to customers. As directed by the APSC, in February 2026, Entergy Arkansas submitted a compliance filing to the APSC verifying the status of the solar production tax credits. The filing also verified that the net proceeds from the sale of the nuclear production tax credits were recorded in FERC accounts that are accruing a return for customers’ benefit at a rate that is above the customer deposit rate. Entergy will continue to monitor further developments and reassess the uncertain tax position as additional guidance or other information emerges.

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

In 2020, Entergy Texas elected mark-to-market income tax treatment for wholesale electric power purchase and sale agreements which resulted in a $2.5 billion deduction upon which a deferred tax liability was recorded.

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

In November 2024, during the Louisiana Third Special Legislative Session of 2024, the Louisiana legislature enacted comprehensive tax reform measures that impact corporate income taxes through a reduction in rates to a flat 5.5% (from the then-current highest marginal rate of 7.5%), effective January 1, 2025. Accordingly, deferred tax assets and liabilities were adjusted, with associated regulatory assets and liabilities for income taxes, to reflect the new applicable state rate. As a result of the rate reduction, Entergy Louisiana and Entergy New Orleans recorded regulatory liabilities for income taxes of approximately $179 million and $9 million, respectively. The regulatory liabilities include a tax gross-up related to the treatment of income taxes in the retail and wholesale ratemaking formulas and have been or are scheduled to be included in future rate mechanisms. In fourth quarter 2024, as a result of the net reduction in certain deferred tax assets and liabilities, Entergy Louisiana and Entergy New Orleans recorded an increase of income tax expense of approximately $16.3 million and $0.2 million, respectively, with an additional $12.1 million increase of income tax expense recorded by other Entergy subsidiaries.

Act 293 Securitizations

As described in Note 2 to the financial statements, in March of 2023, Entergy Louisiana implemented a securitization transaction authorized under Act 293 of the Louisiana Legislature’s Regular Session of 2021. Act 293 provides that the LURC contribute the net bond proceeds to a LURC-sponsored trust. Over the 15-year term of the Act 293 bonds, the respective storm trusts will make distributions to Entergy Louisiana, a beneficiary of the storm trusts, that will not be taxable to Entergy Louisiana. Additionally, Entergy Louisiana will not include the receipt of the system restoration charges in taxable income because the right to receive the system restoration charges has been granted directly to the LURC, and Entergy Louisiana only acts as an agent to collect those charges on behalf of the LURC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Accordingly, the securitizations provided for a tax accounting permanent difference resulting in net reductions of income tax expense for Entergy Louisiana of approximately $133 million after taking into account a provision for uncertain tax positions. Entergy’s recognition of reduced income tax expense was offset by other tax changes resulting in a net reduction of income tax expense for Entergy of approximately $129 million after taking into account a provision for uncertain tax positions.

In recognition of its obligations described in LPSC ancillary orders issued as part of the securitization regulatory proceedings, Entergy Louisiana recorded regulatory liabilities of $103 million ($76 million net-of-tax) in first quarter 2023 to reflect its obligation to provide credits to its customers. See Note 2 to the financial statements for further discussion of the Entergy Louisiana March 2023 storm cost securitizations.

Sale of Natural Gas Distribution Business

See Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. Entergy recognized a gain of approximately $328 million for federal tax purposes, with Entergy Louisiana and Entergy New Orleans recognizing $149 million and $179 million, respectively. Both Entergy and Entergy Louisiana have sufficient federal tax net operating loss carryforwards to offset their respective gains. Accordingly, Entergy does not have a resulting federal income tax obligation as a result of the transaction, nor will Entergy Louisiana be required to make a federal tax payment under the terms of the ETAA. Entergy New Orleans fully absorbed its federal tax net operating loss carryforward in 2025, and its resulting federal tax payment under the ETAA will be dependent upon its results of operations reflected on its 2025 income tax returns.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  Although there were no borrowings under the facility for the year ended December 31, 2025, the estimated interest rate for the year ended December 31, 2025 that would have been applied to outstanding borrowings under the facility was 5.32%.  The following is a summary of the amounts outstanding and capacity available under the credit facility as of December 31, 2025:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of December 31, 2025, Entergy Corporation had $637.8 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2025 was 4.58%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2025 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2025	Letters of Credit Outstanding as of December 31, 2025
Entergy Arkansas	April 2026	$25 million (b)	5.67%	—	—
Entergy Arkansas	June 2030	$300 million (c)	4.94%	—	—
Entergy Louisiana	June 2030	$400 million (c)	5.07%	—	—
Entergy Mississippi	June 2030	$300 million (c)	4.94%	—	—
Entergy New Orleans	June 2027	$25 million (c)	5.44%	—	—
Entergy Texas	June 2030	$300 million (c)	5.07%	—	$1.1 million

(a)The interest rate is the estimated interest rate as of December 31, 2025 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2025:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2025 (a)
Entergy Arkansas	$25 million	0.78%	$18.3 million
Entergy Arkansas	$75 million	0.50%	$75.0 million
Entergy Louisiana	$125 million	0.78%	$119.1 million
Entergy Louisiana	$45 million	0.50%	$45.0 million
Entergy Mississippi	$65 million	0.78%	$44.4 million (b)
Entergy Mississippi	$65 million	0.50%	$43.0 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.250%	$59.6 million
Entergy Texas	$160 million	1.05%	$—

(a)As of December 31, 2025, letters of credit posted with MISO covered financial transmission rights exposure of $0.1 million for Entergy Arkansas, $0.8 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, and $0.1 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)As of December 31, 2025, the letters of credit issued for Entergy Mississippi under this facility include $43.1 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have FERC-authorized short-term borrowing limits effective through January 2027. The FERC-authorized short-term borrowing limit for Entergy Arkansas is effective through February 2028. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2025 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$16

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. In December 2024, Entergy repaid the total $139 million of cash borrowings outstanding under the facility, and the facility was subsequently terminated.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of December 31, 2025:

Company	Expiration Date	Amount of Facility	Weighted-Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2025
	(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	5.34%	$13.7
Entergy Louisiana River Bend VIE	June 2027	$105	5.36%	$50.3
Entergy Louisiana Waterford VIE	June 2027	$105	5.36%	$43.7
System Energy VIE	June 2027	$120	5.37%	$36.4

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company

Entergy Corporation and Subsidiaries
Notes to Financial Statements

VIE for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

The commitment fees on the credit facilities are 0.100% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy nuclear fuel company VIEs. Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization. Each lessee is in compliance with this covenant.

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of December 31, 2025 as follows:

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

In January 2026, the System Energy nuclear fuel company VIE issued $80 million of 5.28% Series L intermediate term secured notes due January 2029. The System Energy nuclear fuel company VIE expects to use the proceeds to purchase additional nuclear fuel.

As of December 31, 2025, Entergy Louisiana and System Energy each has obtained financing authorization from the FERC that extends through January 2027 for issuances by its nuclear fuel company VIEs. Entergy Arkansas has obtained financing authorization from the FERC that extends through February 2028 for issuances by its nuclear fuel company VIE.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy as of December 31, 2025 and 2024 consisted of:

Type of Debt and Maturity	Weighted-Average Interest Rate December 31, 2025	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2025	2024	2025	2024
				(In Thousands)
Mortgage Bonds
2025-2029	3.72%	1.50% - 6.25%	1.50% - 6.25%	$4,025,000	$4,603,000
2030-2034	4.40%	1.60% - 6.54%	1.60% - 6.54%	6,405,000	5,865,000
2035-2045	4.57%	3.10% - 5.15%	3.10% - 5.15%	2,707,000	2,207,000
2048-2066	4.64%	2.65% - 5.85%	2.65% - 5.85%	10,335,000	8,985,000
Governmental Bonds (a)
2030-2044	2.43%	2.0% - 2.5%	2.0% - 2.5%	282,375	282,375
Securitization Bonds
2028-2036	3.67%	3.051% - 3.697%	3.051% - 3.697%	223,577	242,424
Variable Interest Entities Notes Payable (Note 4)
2026-2029	3.85%	1.84% - 5.94%	1.84% - 5.94%	390,000	390,000
Entergy Corporation Senior Notes
due September 2025	n/a	—	0.90%	—	800,000
due September 2026	n/a	2.95%	2.95%	750,000	750,000
due June 2028	n/a	1.9%	1.9%	650,000	650,000
due June 2030	n/a	2.80%	2.80%	600,000	600,000
due June 2031	n/a	2.40%	2.40%	650,000	650,000
due June 2050	n/a	3.75%	3.75%	600,000	600,000
Entergy Corporation Junior Subordinated Debentures
due December 2054 (b)	n/a	7.125%	7.125%	1,200,000	1,200,000
due June 2056 (c)	n/a	6.100%	—	700,000	—
due June 2056 (d)	n/a	5.875%	—	600,000	—
Entergy Arkansas VIE Credit Facility (Note 4)	n/a	5.34%	6.28%	13,700	22,500
Entergy Louisiana River Bend VIE Credit Facility (Note 4)	n/a	5.36%	6.33%	50,300	18,700
Entergy Louisiana Waterford VIE Credit Facility (Note 4)	n/a	5.36%	6.32%	43,700	18,900
System Energy VIE Credit Facility (Note 4)	n/a	5.37%	6.27%	36,400	72,700
Long-term DOE Obligation (e)	—	—	—	225,309	216,016
Grand Gulf Sale-Leaseback Obligation	n/a	—	—	34,113	34,203
Unamortized Premium and Discount - Net				(23,442)	(17,575)
Unamortized Debt Issuance Costs				(226,174)	(204,010)
Other				5,303	5,362
Total Long-Term Debt				30,277,161	27,991,595
Less Amount Due Within One Year				2,375,140	1,378,090
Long-Term Debt Excluding Amount Due Within One Year				$27,902,021	$26,613,505
Fair Value of Long-Term Debt				$28,208,822	$25,181,802

(a)Consists of pollution control revenue bonds and environmental revenue bonds, all of which are secured by mortgage bonds.
(b)Entergy Corporation will pay interest at an annual rate of 7.125% through November 2029. Commencing on December 1, 2029, the annual rate will equal the five-year treasury rate as of the most recent reset

Entergy Corporation and Subsidiaries
Notes to Financial Statements

interest determination date plus 2.67%, which interest resets will occur on each five-year anniversary of December 1 after December 1, 2029.
(c)Entergy Corporation will pay interest at an annual rate of 6.100% through June 14, 2036. Commencing on June 15, 2036, the annual rate will equal the five-year treasury rate as of the most recent reset interest determination date plus 2.013%, provided that the interest rate during an interest reset period will not reset below 6.100%. Interest resets will occur on each five-year anniversary of June 15 after June 15, 2036.
(d)Entergy Corporation will pay interest at an annual rate of 5.875% through June 14, 2031. Commencing on June 15, 2031, the annual rate will equal the five-year treasury rate as of the most recent reset interest determination date plus 2.179%, provided that the interest rate during an interest reset period will not reset below 5.875%. Interest resets will occur on each five-year anniversary of June 15 after June 15, 2031.
(e)Pursuant to the Nuclear Waste Policy Act of 1982, Entergy’s nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service.  The contracts include a one-time fee for generation prior to April 7, 1983.  Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2025, for the next five years are as follows:

Amount
(In Thousands)
2026	$2,375,720
2027	$1,054,820
2028	$2,158,446
2029	$405,720
2030	$916,822

Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through January 2027. Entergy Arkansas has obtained long-term financing authorization from the FERC that extends through February 2028. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through December 2027. Entergy Arkansas has also obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2027.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2025 and 2024 consisted of:

	2025	2024
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.5% Series due April 2026	$600,000	$600,000
4.00% Series due June 2028	350,000	350,000
5.15% Series due January 2033	425,000	425,000
5.30% Series due September 2033	300,000	300,000
5.45% Series due June 2034	700,000	400,000
4.95% Series due December 2044	250,000	250,000
4.20% Series due April 2049	550,000	550,000
2.65% Series due June 2051	675,000	675,000
3.35% Series due June 2052	400,000	400,000
5.75% Series due June 2054	400,000	400,000
4.875% Series due September 2066	410,000	410,000
Total mortgage bonds	5,060,000	4,760,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
1.84% Series N due July 2026	90,000	90,000
5.54% Series O due May 2029	70,000	70,000
Credit Facility due June 2027, weighted-average rate 5.34%	13,700	22,500
Total variable interest entity notes payable and credit facility	173,700	182,500
Other:
Long-term DOE Obligation (a)	225,309	216,016
Unamortized Premium and Discount – Net	4,023	3,620
Unamortized Debt Issuance Costs	(41,316)	(41,552)
Other	1,888	1,910
Total Long-Term Debt	5,423,604	5,122,494
Less Amount Due Within One Year	690,000	—
Long-Term Debt Excluding Amount Due Within One Year	$4,733,604	$5,122,494
Fair Value of Long-Term Debt	$4,931,734	$4,546,643

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2025	2024
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
3.78% Series due April 2025	$—	$110,000
3.78% Series due April 2025	—	190,000
4.44% Series due January 2026	250,000	250,000
2.40% Series due October 2026	400,000	400,000
3.12% Series due September 2027	450,000	450,000
3.25% Series due April 2028	425,000	425,000
1.60% Series due December 2030	300,000	300,000
3.05% Series due June 2031	325,000	325,000
2.35% Series due June 2032	500,000	500,000
4.00% Series due March 2033	750,000	750,000
5.35% Series due March 2034	500,000	500,000
5.15% Series due September 2034	700,000	700,000
3.10% Series due June 2041	500,000	500,000
5% Series due July 2044	170,000	170,000
4.95% Series due January 2045	450,000	450,000
4.20% Series due September 2048	900,000	900,000
4.20% Series due April 2050	525,000	525,000
2.90% Series due March 2051	650,000	650,000
4.75% Series due September 2052	500,000	500,000
5.70% Series due March 2054	700,000	700,000
5.80% Series due March 2055	750,000	—
4.875% Series due September 2066	270,000	270,000
Total mortgage bonds	10,015,000	9,565,000
Governmental Bonds (b):
2.00% Series due June 2030, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	16,200	16,200
2.50% Series due April 2036, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	182,480	182,480
Total governmental bonds	198,680	198,680
Variable Interest Entity Notes Payable and Credit Facilities (Note 4):
5.94% Series J due September 2026	70,000	70,000
2.51% Series V due June 2027	70,000	70,000
Credit Facility due June 2027, weighted-average rate 5.36%	50,300	18,700
Credit Facility due June 2027, weighted-average rate 5.36%	43,700	18,900
Total variable interest entity notes payable and credit facilities	234,000	177,600
Other:
Unamortized Premium and Discount - Net	(12,753)	(9,820)
Unamortized Debt Issuance Costs	(71,507)	(68,459)
Other	3,415	3,452
Total Long-Term Debt	10,366,835	9,866,453
Less Amount Due Within One Year	720,000	300,000
Long-Term Debt Excluding Amount Due Within One Year	$9,646,835	$9,566,453
Fair Value of Long-Term Debt	$9,510,545	$8,751,266

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2025	2024
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
3.25% Series due December 2027	$150,000	$150,000
2.85% Series due June 2028	375,000	375,000
5.0% Series due September 2033	300,000	300,000
2.55% Series due December 2033	200,000	200,000
4.52% Series due December 2038	55,000	55,000
3.85% Series due June 2049	435,000	435,000
3.50% Series due June 2051	370,000	370,000
5.85% Series due June 2054	300,000	300,000
5.80% Series due April 2055	600,000	—
4.90% Series due October 2066	260,000	260,000
Total mortgage bonds	3,045,000	2,445,000
Other:
Unamortized Premium and Discount – Net	4,942	5,283
Unamortized Debt Issuance Costs	(28,618)	(23,210)
Total Long-Term Debt	3,021,324	2,427,073
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$3,021,324	$2,427,073
Fair Value of Long-Term Debt	$2,755,286	$2,116,246

	2025	2024
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
3.00% Series due March 2025	$—	$78,000
4% Series due June 2026	85,000	85,000
6.25% Series due June 2029	35,000	35,000
6.41% Series due June 2031	65,000	65,000
4.19% Series due November 2031	90,000	90,000
4.51% Series due September 2033	60,000	60,000
6.54% Series due June 2034	50,000	50,000
4.51% Series due November 2036	70,000	70,000
3.75% Series due March 2040	62,000	62,000
5.0% Series due December 2052	30,000	30,000
5.50% Series due April 2066	110,000	110,000
Total mortgage bonds	657,000	735,000
Other:
Payable to associated company due November 2035	5,864	7,004
Unamortized Debt Issuance Costs	(6,015)	(6,537)
Total Long-Term Debt	656,849	735,467
Less Amount Due Within One Year	85,720	79,140
Long-Term Debt Excluding Amount Due Within One Year	$571,129	$656,327
Fair Value of Long-Term Debt	$621,670	$697,466

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2025	2024
	(In Thousands)
Entergy Texas
Mortgage Bonds:
1.50% Series due September 2026	$130,000	$130,000
3.45% Series due December 2027	150,000	150,000
4.0% Series due March 2029	300,000	300,000
1.75% Series due March 2031	600,000	600,000
5.25% Series due April 2035	500,000	—
4.50% Series due March 2039	400,000	400,000
5.15% Series due June 2045	250,000	250,000
3.55% Series due September 2049	475,000	475,000
5.00% Series due September 2052	325,000	325,000
5.80% Series due September 2053	350,000	350,000
5.55% Series due September 2054	350,000	350,000
Total mortgage bonds	3,830,000	3,330,000
Securitization Bonds:
3.051% Series Senior Secured, Series A Tranche A-1 due December 2028	32,727	51,574
3.697% Series Senior Secured, Series A Tranche A-2 due December 2036	190,850	190,850
Total securitization bonds	223,577	242,424
Other:
Unamortized Premium and Discount - Net	6,415	7,624
Unamortized Debt Issuance Costs	(29,804)	(27,605)
Total Long-Term Debt	4,030,188	3,552,443
Less Amount Due Within One Year	130,000	—
Long-Term Debt Excluding Amount Due Within One Year	$3,900,188	$3,552,443
Fair Value of Long-Term Debt	$3,780,405	$3,176,230

	2025	2024
	(In Thousands)
System Energy
Mortgage Bonds:
2.14% Series due December 2025	$—	$200,000
6.00% Series due April 2028	325,000	325,000
5.30% Series due December 2034	540,000	300,000
Total mortgage bonds	865,000	825,000
Governmental Bonds (b):
2.375% Series due June 2044, Mississippi Business Finance Corp. (c)	83,695	83,695
Total governmental bonds	83,695	83,695
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
2.05% Series K due September 2027	90,000	90,000
Credit Facility due June 2027, weighted-average rate 5.37%	36,400	72,700
Total variable interest entity notes payable and credit facility	126,400	162,700
Other:
Grand Gulf Sale-Leaseback Obligation	34,113	34,203
Unamortized Premium and Discount – Net	(12,673)	(8,698)
Unamortized Debt Issuance Costs	(7,832)	(7,164)
Total Long-Term Debt	1,088,703	1,089,736
Less Amount Due Within One Year	140	200,090
Long-Term Debt Excluding Amount Due Within One Year	$1,088,563	$889,646
Fair Value of Long-Term Debt	$1,104,007	$1,063,946

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)Pursuant to the Nuclear Waste Policy Act of 1982, Entergy’s nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service.  The contracts include a one-time fee for generation prior to April 7, 1983.  Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.
(b)Consists of pollution control revenue bonds.
(c)The debt is secured by a series of collateral mortgage bonds.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2025, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2026	$690,000	$720,000	$—	$85,720	$130,000	$—
2027	$13,700	$614,000	$150,000	$720	$150,000	$126,400
2028	$350,000	$425,000	$375,000	$719	$32,727	$325,000
2029	$70,000	$—	$—	$35,720	$300,000	$—
2030	$—	$316,200	$—	$622	$—	$—

Debt Issuances and Retirements

Entergy Arkansas Debt Issuance

In January 2026, Entergy Arkansas issued $500 million of 4.95% Series mortgage bonds due January 2036 and $500 million of 5.75% Series mortgage bonds due January 2056. Entergy Arkansas used the proceeds, together with other funds, to repay, prior to maturity, its $600 million of 3.5% Series mortgage bonds due April 2026. Entergy Arkansas expects to use the remaining proceeds, together with other funds, to finance a portion of the construction of generation projects, including the Ironwood Power Station (formerly Lake Catherine Unit 5) and the Arkansas Cypress Solar facility, and for general corporate purposes.

Entergy Louisiana Debt Retirement

In January 2026, Entergy Louisiana redeemed, at maturity, $250 million of 4.44% Series mortgage bonds.

System Energy Debt Issuance

In January 2026, the System Energy nuclear fuel company VIE issued $80 million of 5.28% Series L intermediate term secured notes due January 2029. The System Energy nuclear fuel company VIE expects to use the proceeds to purchase additional nuclear fuel. See additional discussion of the System Energy nuclear fuel company VIE in Note 4 and Note 17 to the financial statements.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding II expects to make principal payments on the securitization bonds over the next two years in the amounts of $19.4 million for 2026 and $13.4 million for 2027 for Tranche A-1, after which Tranche A-1 will be fully repaid. Entergy Texas Restoration Funding II expects to begin principal payments for Tranche A-2 in 2027 with payments of $6.6 million in 2027, $20.5 million in 2028, $21.2 million in 2029, and $21.9 million in 2030.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2025, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments, as follows, which reflects the effect of the December 2013 renewal:

Amount
(In Thousands)
2026	$17,188
2027	17,188
2028	17,188
2029	17,188
2030	17,188
Years thereafter	103,125
Total	189,065
Less: Amount representing interest	154,952
Present value of net minimum lease payments	$34,113

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  PREFERRED EQUITY AND NONCONTROLLING INTERESTS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and noncontrolling interests for Entergy Corporation subsidiaries as of December 31, 2025 and 2024 are presented below.

	Shares/Units Authorized		Shares/Units Outstanding
	2025	2024	2025	2024	2025	2024
					(Dollars in Thousands)
Preferred stock or preferred membership interests without sinking fund presented between liabilities and equity:
Entergy Utility Holding Company, LLC, 7.5% Series (a)	110,000	110,000	110,000	110,000	$107,425	$107,425
Entergy Utility Holding Company, LLC, 6.25% Series (b)	15,000	15,000	15,000	15,000	14,366	14,366
Entergy Utility Holding Company, LLC, 6.75% Series (c)	75,000	75,000	75,000	75,000	73,370	73,370
Entergy Finance Holding, Inc. 8.75% (d)	250,000	250,000	250,000	250,000	24,249	24,249
Total preferred stock or preferred membership interests without sinking fund presented between liabilities and equity	450,000	450,000	450,000	450,000	219,410	219,410

Preferred stock without sinking fund and noncontrolling interests presented as equity:
Entergy Texas, 5.375% Series	1,400,000	1,400,000	1,400,000	1,400,000	35,000	35,000
Entergy Texas, 5.10% Series (e)	150,000	150,000	—	—	—	—
Entergy Arkansas Noncontrolling Interest	—	—	—	—	10,818	15,168
Entergy Louisiana Noncontrolling Interests	—	—	—	—	40,207	42,706
Entergy Mississippi Noncontrolling Interest	—	—	—	—	5,066	8,202
Total preferred stock without sinking fund and noncontrolling interests presented as equity	1,550,000	1,550,000	1,400,000	1,400,000	91,091	101,076

Total subsidiaries’ preferred stock or preferred membership interests without sinking fund and noncontrolling interests	2,000,000	2,000,000	1,850,000	1,850,000	$310,501	$320,486

(a)In October 2015, Entergy Utility Holding Company, LLC issued 110,000 units of $1,000 liquidation value 7.5% Series A Preferred Membership Interests, all of which are outstanding as of December 31, 2025. The distributions are cumulative and payable quarterly. These units are redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $2,575 thousand of preferred stock issuance costs.
(b)In November 2017, Entergy Utility Holding Company, LLC issued 15,000 units of $1,000 liquidation value 6.25% Series B Preferred Membership Interests, all of which are outstanding as of December 31, 2025. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2038, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $634 thousand of preferred stock issuance costs.
(c)In November 2018, Entergy Utility Holding Company, LLC issued 75,000 units of $1,000 liquidation value 6.75% Series C Preferred Membership Interests, all of which are outstanding as of December 31, 2025. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2039, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $1,630 thousand of preferred stock issuance costs.
(d)In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2025. The dividends are cumulative and payable quarterly. The preferred stock became redeemable on December 16, 2023, at Entergy Finance Holding, Inc.’s option, at a fixed redemption price of $100 per share. Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.
(e)Currently, all shares are held by Entergy Corporation.

The number of shares authorized and outstanding and dollar value of preferred stock for Entergy Texas as of December 31, 2025 and 2024 are presented below.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2025	2024	2025	2024	2025
Entergy Texas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $25 par value:
5.375% Series (a)	1,400,000	1,400,000	$35,000	$35,000	$—
5.10% Series (b)	150,000	150,000	3,750	3,750	$25.50
Total without sinking fund	1,550,000	1,550,000	$38,750	$38,750

(a)In September 2019, Entergy Texas issued $35 million of 5.375% Series A Preferred Stock, a total of 1,400,000 shares with a liquidation value of $25 per share, all of which are outstanding as of December 31, 2025. The dividends are cumulative and payable quarterly. The preferred stock became redeemable on October 15, 2024, at Entergy Texas’s option, at a fixed redemption price of $25 per share.
(b)In November 2021, Entergy Texas issued $3.75 million of 5.10% Series B Preferred Stock, a total of 150,000 shares with a liquidation value of $25 per share, all of which are outstanding and held by Entergy Corporation as of December 31, 2025. The dividends are cumulative and payable quarterly. The preferred stock is redeemable, at Entergy Texas’s option, at a fixed redemption price of $25.50 per share prior to November 1, 2026 and at a fixed redemption price of $25 per share on or after November 1, 2026.

Dividends and distributions paid on all of Entergy Corporation’s subsidiaries’ preferred stock and membership interests series may be eligible for the dividends received deduction.

The dollar value of noncontrolling interest for Entergy Arkansas as of December 31, 2025 and 2024 is presented below.

	2025	2024
	(In Thousands)
Entergy Arkansas Noncontrolling Interest
AR Searcy Partnership, LLC (a)	$10,818	$15,168
Total Noncontrolling Interest	$10,818	$15,168

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

The dollar value of noncontrolling interests for Entergy Louisiana as of December 31, 2025 and 2024 are presented below.

	2025	2024
	(In Thousands)
Entergy Louisiana Noncontrolling Interests
Restoration Law Trust I (a)	$27,103	$28,826
Restoration Law Trust II (b)	13,104	13,880
Total Noncontrolling Interests	$40,207	$42,706

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

The dollar value of noncontrolling interest for Entergy Mississippi as of December 31, 2025 and 2024 is presented below.

	2025	2024
	(In Thousands)
Entergy Mississippi Noncontrolling Interest
MS Sunflower Partnership, LLC (a)	$5,066	$8,202
Total Noncontrolling Interest	$5,066	$8,202

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

Common Stock

On October 30, 2024, Entergy’s board of directors approved a two-for-one forward stock split of Entergy Corporation common stock (the stock split). On December 12, 2024, Entergy effected the stock split and a proportionate increase in the number of authorized shares of its common stock. Shares began trading on a split-adjusted basis at market open on December 13, 2024. All share and per-share amounts presented herein reflect the stock split completed in December 2024.

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Years Ended December 31,
	2025		2024		2023
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share		$/share
Consolidated net income	$1,773,328		$1,061,184		$2,362,310
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	15,056		5,594		5,774
Net income attributable to Entergy Corporation	$1,758,272		$1,055,590		$2,356,536
Basic shares and earnings per average common share	442.0	$3.98	427.7	$2.47	423.1	$5.57
Average dilutive effect of:
Stock options	1.0	(0.01)	0.6	—	0.6	(0.01)
Other equity plans	1.5	(0.02)	1.3	(0.01)	1.1	(0.01)
Equity forwards	5.7	(0.04)	2.0	(0.01)	—	—
Diluted shares and earnings per average common share	450.2	$3.91	431.6	$2.45	424.8	$5.55

Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 335,625 stock options

Entergy Corporation and Subsidiaries
Notes to Financial Statements

outstanding in 2025, 1,857,250 stock options outstanding in 2024, and 2,359,923 stock options outstanding in 2023 because their effect would have been antidilutive. Until settlement of the forward sale agreements discussed below in “Equity Distribution Program” and “Equity Forward Sale Agreements,” earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sale price. The calculation of diluted earnings per share excluded 676,056 shares in 2025, 2,373,682 shares in 2024, and 3,525,418 shares in 2023 under forward sale agreements outstanding because their effect would have been antidilutive.

Common stock and treasury stock shares activity for Entergy for 2025, 2024, and 2023 is as follows:

	2025		2024		2023
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	561,950,696	132,370,280	561,950,696	136,253,556	559,307,858	136,954,858
Issuances:
Equity Distribution Program	21,253,078	—	—	—	2,642,838	—
Employee Stock-Based Compensation Plans	—	(1,462,900)	—	(3,855,200)	—	(673,242)
Directors’ Plan	—	(42,971)	—	(28,076)	—	(28,060)
Ending Balance, December 31	583,203,774	130,864,409	561,950,696	132,370,280	561,950,696	136,253,556

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

In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2025, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $2.44 in 2025, $2.30 in 2024, and $2.17 in 2023.

System Energy paid its parent, Entergy Corporation, distributions out of its common stock of $50 million in 2025, $108 million in 2024, and $170 million in 2023.

Equity Distribution Program

In January 2021, Entergy Corporation entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy Corporation may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy Corporation common stock, Entergy Corporation may enter into forward sale agreements for the sale of its common stock. In February 2025, pursuant to the terms of the equity distribution sales agreement, Entergy Corporation increased the aggregate gross sales price authorized under its at the market equity distribution program by an additional $1.5 billion. The aggregate number of shares of common stock sold under this equity distribution sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of December 31, 2025, an aggregate gross sales price of approximately $2.8 billion has been sold under the at the market equity distribution program.

During the years ended December 31, 2025, 2024, and 2023, there were no shares of common stock directly issued under the at the market equity distribution program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

There were no settlements of forward sale agreements for the year ended December 31, 2024. During the years ended December 31, 2025 and 2023, Entergy Corporation physically settled its obligations under the following forward sale agreements:

Effective Date of Forward Sale Agreements	Shares of Common Stock Issued	Gross Sales Price	Forward Sellers Fees	Forward Sale Price per Share	Cash Proceeds at Settlement
		(Dollars In Thousands, Except Per Share Data)
Forward sale agreements settled in November 2023:
June 2023	205,990	$10,524	$105
June 2023	730,614	$37,375	$374
Total	936,604			$50.69	$47,786

Forward sale agreements settled in December 2023:
November 2023	1,706,234	$84,000	$840
Total	1,706,234			$48.74	$83,312

Forward sale agreements settled in May 2025:
December 2023	5,506,492	$280,459	$2,805
March 2024	569,844	$29,318	$293
March 2024	2,320,830	$119,153	$1,192
May 2024	2,556,832	$142,387	$1,424
May 2024	2,466,470	$134,396	$1,344
June 2024	2,140,006	$114,540	$1,145
Total	15,560,474			$51.78	$805,669

Forward sale agreements settled in October 2025:
August 2024	2,225,832	$130,393	$1,304
August 2024	3,466,772	$205,454	$2,055
	5,692,604			$58.30	$331,873

Entergy Corporation incurred an aggregate amount of approximately $0.4 million of general issuance costs associated with the November 2023 and December 2023 settlements and an aggregate amount of approximately $1.4 million of general issuance costs associated with the May 2025 and October 2025 settlements. Entergy Corporation used the net proceeds for general corporate purposes, which included repayment of commercial paper, outstanding loans under Entergy Corporation’s revolving credit facility, and other debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following forward sale agreements entered into by Entergy Corporation remain outstanding as of December 31, 2025:

Effective Date	Shares of Common Stock per Forward Sale Agreements	Maturity Date	Forward Sale Price per Share	Gross Sales Price	Forward Sellers Fees
			(Dollars In Thousands, Except Per Share Data)
September 2024	3,069,070	October 2026	$60.14	$186,266	$1,863
September 2024	888,756	October 2026	$64.22	$57,702	$577
March 2025	2,713,790	August 2026	$84.77	$232,216	$2,322

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

In February 2026, Entergy Corporation physically settled a portion of its obligations under certain of its outstanding forward sale agreements by delivering 4,613,790 shares of common stock in exchange for cash proceeds of $346 million. The forward sale price used to determine the cash proceeds received by Entergy Corporation was calculated based on an initial forward sale price of $75.05 per share as adjusted in accordance with the forward sale agreements. Entergy Corporation incurred an aggregate amount of approximately $0.2 million of general issuance costs associated with the settlement.

Equity Forward Sale Agreements

In March 2025, Entergy Corporation marketed an equity offering of 17.8 million shares of Entergy Corporation common stock. In lieu of issuing equity at the time of the offering, Entergy Corporation entered into forward sale agreements with several forward counterparties. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the forward sale agreements occur. The forward sale agreements require Entergy Corporation to, at its election on or prior to September 30, 2026, either (1) physically settle the transactions by issuing the total of 17.8 million shares of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $81.87 per share) or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sale price. If Entergy Corporation had elected to net share settle the forward sale agreements as of December 31, 2025, Entergy Corporation would have been required to deliver 2.0 million shares.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings and Dividends

Entergy Corporation received dividend payments and distributions from subsidiaries totaling $52 million in 2025, $484 million in 2024, and $189 million in 2023.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the years ended December 31, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$42,769	($162,460)

Other comprehensive loss before reclassifications	(28,975)	(31,676)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,800)	236,905
Net other comprehensive income (loss) for the period	(45,775)	205,229

Ending balance, December 31,	($3,006)	$42,769

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the years ended December 31, 2025 and 2024:

	Pension and Other Postretirement Plan Changes
	2025	2024
	(In Thousands)
Beginning balance, January 1,	$53,658	$54,798

Other comprehensive income (loss) before reclassifications	(12,923)	6,953
Amounts reclassified from accumulated other comprehensive income	(6,819)	(8,093)
Net other comprehensive loss for the period	(19,742)	(1,140)

Ending balance, December 31,	$33,916	$53,658

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the years ended December 31, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$13,854	$13,896	(a)
Amortization of net gain	9,644	7,327	(a)
Settlement loss	(420)	(319,978)	(a)
Total amortization and settlement loss	23,078	(298,755)
Income taxes	(6,278)	61,850	Income taxes
Total amortization and settlement loss (net of tax)	$16,800	($236,905)

Total reclassifications for the period (net of tax)	$16,800	($236,905)

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the years ended December 31, 2025 and 2024 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2025	2024
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$4,545	$4,544	(a)
Amortization of net gain	6,249	6,533	(a)
Settlement loss	(106)	(2)	(a)
Total amortization and settlement loss	10,688	11,075
Income taxes	(3,869)	(2,982)	Income taxes
Total amortization and settlement loss (net of tax)	6,819	8,093

Total reclassifications for the period (net of tax)	$6,819	$8,093

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $125.3 million in 2025, $116.8 million in 2024, and $100.4 million in 2023.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $122.0 million in 2026 and a total of $610.6 million for the years 2027 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to 10 years, beginning in October 2002.  In October 2011 the LPSC approved a settlement under which Entergy Louisiana agreed to provide annual bill credits to customers of $20.235 million for a 15-year period beginning January 2012.  Entergy Louisiana recorded a regulatory charge and a corresponding regulatory liability to reflect this obligation.  The settlement agreement includes a provision allowing the amount of the credits to be adjusted if, among other things, there is a change in the applicable federal or state income tax rate. As a result of the Tax Cuts and Jobs Act, enacted in December 2017, and the related reduction in the federal corporate income tax rate from 35% to 21%, the Vidalia purchased power regulatory liability was reduced by $30.5 million, with a corresponding increase to other regulatory credits on the income statement. Consistent with the LPSC-approved settlement agreement, additional adjustments were made to reflect changes in the Louisiana state income tax rates which did not have a material effect on the balance. See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act and discussion of the resolution of the 2016-2018 IRS audit, which included the tax treatment of the Vidalia contract.

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

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and is in partial breach of its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2023 and 2024 related to Entergy’s nuclear owner/licensee subsidiaries’ litigation with the DOE.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In August 2024 the U.S. Court of Federal Claims issued a final judgment in the amount of $177 million in favor of Northstar Vermont Yankee, LLC (previously Entergy Nuclear Vermont Yankee) and against the DOE in the final round Vermont Yankee damages case. Northstar, as the current owner, received payment from the U.S. Treasury in November 2024 and subsequently transferred $127 million of the litigation proceeds to Entergy per the terms of the agreement for the disposition of Vermont Yankee, which included $107 million for independent spent fuel storage installation expansion, and related to a long-term note receivable issued to Entergy at the time of the disposition of Vermont Yankee, and $20 million for costs related to independent spent fuel storage installation operations, both as required by the disposition documents. Northstar retained $10 million of the litigation proceeds, and the remaining $40 million of the total litigation proceeds was placed by Northstar into an escrow account and is expected to be transferred to Entergy upon the satisfaction of certain agreed upon conditions. The effect of recording Entergy’s share of the judgment was a reduction of $82 million in principal and $25 million in accrued interest on the long-term note receivable and a reduction to asset write-offs, impairments, and related charges (credits) of $20 million related to costs previously recorded as spending on the asset retirement obligation.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

evidence of financial protection in the event of a nuclear accident.  This protection must consist of two layers of coverage:

1.The primary level is insurance underwritten by American Nuclear Insurers (ANI) and provides public liability insurance coverage of $500 million for each operating reactor nuclear site.  If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.

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

Within the Secondary Financial Protection program, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of approximately $165.9 million per reactor per incident. For Entergy’s five reactors, the maximum total contingent obligation per incident is $829.6 million.  This retrospective premium is assessable at approximately $24.7 million per year per incident per nuclear power reactor.

3.Total insurance coverage available is approximately $16.3 billion, among the primary ANI coverages and the Secondary Financial Protection program, to respond to a nuclear power plant accident that causes third-party damages (e.g., off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e., contractors)). These coverages also respond to an accident caused by terrorism.

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

The nuclear plants’ ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3 property damage insurance limits are $1.06 billion per occurrence at each plant. The property deductible at the nuclear plants is $20 million per site, except for earth movement, flood, and windstorm. Property damage from earth movement is excluded from the first $500 million in coverage for all nuclear plants. Property damage from flood is excluded from the first $500 million in coverage at ANO 1 and 2 and Grand Gulf. Property damage from flood for Waterford 3 and River Bend is subject to a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million. Property damage from a windstorm for all the nuclear plants is subject to a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a total maximum deductible of $50 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Under the property damage and accidental outage insurance programs, all NEIL-insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. The retrospective premium assessments are subject to change based on results of NEIL underwriting, and the potential obligation to pay this assessment remains for six years after the end of the policy period, unless a prior call is made. NEIL has exercised this assessment.  The maximum aggregate amounts of such possible assessments for the current year’s policies are as follows:

Assessments
(In Millions)
Entergy Arkansas	$20.1
Entergy Louisiana	$40.1
Entergy Mississippi	$0.3
Entergy New Orleans	$0.1
Entergy Texas	N/A
System Energy	$15.5

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

Non-Nuclear Property Insurance

Entergy’s non-nuclear property insurance program provides coverage on a system-wide basis for Entergy’s non-nuclear assets. The insurance program provides coverage for property damage up to $400 million per occurrence in excess of a $20 million self-insured retention except for property damage caused by the following: earthquake shock, flood, and named windstorm, including associated storm surge. For earthquake shock and flood, the insurance program provides coverage up to $400 million on an annual aggregate basis in excess of a $40 million self-insured retention. For named windstorm and associated storm surge, the insurance program provides coverage up to approximately $135 million on an annual aggregate basis in excess of a $40 million self-insured retention.

Covered property generally includes power plants, substations, facilities, and inventories.  Excluded property generally includes transmission and distribution lines, poles, and towers. For substations valued at $5 million or less, coverage for named windstorm and associated storm surge is excluded.  This coverage is in place for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries.  Entergy also purchases $400 million in terrorism insurance coverage for its conventional property.

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

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in state courts against primarily Entergy Louisiana and Entergy Texas by individuals alleging exposure to asbestos while working at Entergy facilities between 1955 and 1980. Entergy is being sued as a premises owner.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 180 lawsuits involving approximately 330 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

Grand Gulf-Related Agreements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy historically sold all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas - 36%, Entergy Louisiana - 14%, Entergy Mississippi - 33%, and Entergy New Orleans - 17%) as ordered by the FERC under the Unit Power Sales Agreement.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  Grand Gulf’s operating license currently extends through 2044. Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2025 under the agreement were approximately $15.8 million for Entergy Arkansas, $6.7 million for Entergy Louisiana, $19.3 million for Entergy Mississippi, and $8.5 million for Entergy New Orleans. Effective October 1, 2025, System Energy began selling all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas - 24.19%, Entergy Mississippi - 56.38%, and Entergy New Orleans - 19.43%) as approved by the FERC under an amended Unit Power Sales Agreement. See Note 2 to the financial statements for discussion of proceedings regarding the Unit Power Sales Agreement.

In August 2024 the LPSC approved a settlement with Entergy Louisiana to globally resolve all of the LPSC’s actual and potential claims in multiple docketed proceedings pending before the FERC and with System

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Energy’s past implementation of the Unit Power Sales Agreement. The settlement was approved by the FERC in November 2024. The terms of the settlement included an agreement that Entergy Louisiana would divest to Entergy Mississippi its 14% share of capacity and energy from Grand Gulf under the Unit Power Sales Agreement and its 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture was being effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a bridge PPA governed by the MSS-4 replacement tariff. As discussed in Note 2 to the financial statements, in September 2024, Entergy Mississippi filed a notice of intent with the MPSC that related to and sought approval of the divestiture. The MSS-4 replacement PPA to effectuate this divestiture was approved by the FERC in November 2024. The MPSC approved the bridge PPA, effective as of January 1, 2025. Under the divestiture, Entergy Mississippi also assumed any and all of Entergy Louisiana’s rights and obligations under the Availability Agreement and agreed to hold Entergy Louisiana harmless with respect thereto, as of January 1, 2025. An amended Unit Power Sales Agreement became effective as of October 1, 2025, which removed Entergy Louisiana from the entitlement and responsibility to purchase power from Grand Gulf. Thus on October 1, 2025, the bridge PPA between Entergy Louisiana and Entergy Mississippi, described above, terminated. See Note 2 to the financial statements for discussion of the System Energy settlement with the LPSC.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas - 17.1%, Entergy Louisiana - 26.9%, Entergy Mississippi - 31.3%, and Entergy New Orleans - 24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy’s operating expenses as defined, including expenses incurred in connection with a permanent shutdown of Grand Gulf.  System Energy has assigned its rights to payments and advances to certain creditors as security for certain of its debt obligations.  Effective October 1, 2025, System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans terminated the Availability Agreement. Also effective October 1, 2025, System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans entered into a new Availability Agreement with allocation percentages conforming to their entitlement percentages under the amended Unit Power Sales Agreement. Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under either Availability Agreement and, therefore, no payments under either Availability Agreement have ever been required.

Exclusivity Agreement with Major Vendor

Entergy entered into an exclusivity agreement with a major vendor to manufacture power island equipment (PIE) and combustion turbines (CT) for combustion turbine generator set frames larger than 400 MWs. The agreement guarantees Entergy one manufacturing slot per quarter for the shorter of a five-year period or until Entergy fulfills its minimum commitment. The agreement was amended in third quarter 2025, updating the minimum order of 15 sets of PIE and two CTs to a minimum order of 21 sets of PIE and two CTs during that time period, of which seven sets of PIE and two CT slots have been fulfilled. The commitments are fully transferable to any of the Utility operating companies. Cancellation or failure to purchase the minimum commitment amounts will result in a charge.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas Build-to-Suit Lease Arrangement for the Legend Power Station

In December 2025, Entergy Texas entered into a build-to-suit lease arrangement for the Legend Power Station as the lessee with a consortium of investors (the Investors). Under the terms of the arrangement, the Investors purchased the in-process Legend Power Station construction project from Entergy Texas at a cost of $359 million and will spend up to $1.45 billion (including the initial purchase price) to construct the Legend Power Station project as designed by Entergy Texas. Entergy Texas is engaged to serve as the construction agent for the Legend Power Station project. The Investors, however, control the asset during construction. If Entergy Texas defaults in its role as construction agent, the Investors have various options available to remedy the default, including by accelerating the lease balance payable by Entergy Texas, causing a sale of the Legend Power Station project to a third party, or certain other options. If there are certain changes to the terms of the PUCT approval of the Legend Power Station project or certain other circumstances outside of Entergy Texas’s control, then either the Investors or Entergy Texas could exercise the right to terminate the arrangement, in which case Entergy Texas would be required to purchase the in-process Legend Power Station project from the Investors at an amount equal to their costs incurred to date, including carrying costs. Since Entergy Texas does not control the in-process construction project, it will not recognize the asset (i.e., construction work in progress) or an associated liability during construction.

Upon the Legend Power Station’s readiness for first synchronization to the grid, expected in early 2028, a triple-net lease will commence under which Entergy Texas will have control of the Legend Power Station and receive all output from the plant. The initial term of the lease will end seven years from the closing of the arrangement, or approximately five years after the Legend Power Station’s expected readiness for first synchronization to the grid. The lease cost will be equal to the Secured Overnight Financing Rate plus a margin which is based on the credit rating of Entergy Texas, multiplied by the total costs (including carrying costs) incurred by the Investors as of the commencement of the lease. Entergy Texas will have the option to purchase the Legend Power Station at any time during the lease term at a price equal to the total cost of the plant to the Investors, plus any fees and carrying charges owed to the Investors. If the purchase price option is exercised within two years of commencement of the triple-net lease, Entergy Texas must enter into a secured note payable to the Investors for the amount of the purchase price. The note payable would be due at the end of the initial lease term, but may be prepaid at any time beginning two years after the commencement date of the lease. The note will be secured by the Legend Power Station and related equipment and collateral.

At the end of the initial lease term, Entergy Texas must exercise one of the following options: 1) renew the lease for an additional five year term, subject to unanimous consent of the Investors, 2) purchase the plant at a price equal to the total cost of the plant to Investors, plus any fees and carrying charges owed to the Investors, or 3) sell the plant on behalf of the Investors. If Entergy Texas chooses the third option, then it will owe or be owed any difference between the total cost of the plant to Investors and the sale price.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

	December 31,
	2025	2024
	(In Millions)
Entergy Arkansas	$369.6	$337.9
Entergy Louisiana	$348.5	$323.2
Entergy Mississippi	$198.6	$184.8
Entergy New Orleans	$56.8	$62.5
Entergy Texas	$105.0	$102.3
System Energy	$100.4	$96.9

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2025 and 2024 for Entergy and the Registrant Subsidiaries were as follows:

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Liabilities as of December 31, 2023	$4,505.8	$1,560.1	$1,836.2	$8.2	$4.6	$11.7	$1,084.2
Liabilities incurred (a)	41.1	17.7	19.4	4.0	—	—	—
Accretion	233.8	93.6	94.4	1.1	0.3	0.8	43.5
Change in cash flow estimate	(67.3)	20.2	(107.1)	11.8	—	5.2	—
Liabilities as of December 31, 2024	4,713.4	1,691.6	1,842.9	25.1	4.9	17.7	1,127.7
Accretion	243.1	100.7	94.1	1.4	0.3	0.8	45.3
Change in cash flow estimate	(9.0)	(0.9)	(4.6)	—	—	(3.4)	—
Liabilities as of December 31, 2025	$4,947.5	$1,791.4	$1,932.4	$26.5	$5.2	$15.1	$1,173.0

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

In second quarter 2024, revisions were recorded to the estimated decommissioning cost liabilities for White Bluff and Independence as a result of the EPA rule that was finalized in May 2024 establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). Entergy does not have any legacy impoundments; however, the definition of CCR management units includes on-site areas where CCR was beneficially used. This is contrary to the previous CCR rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities must identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. In July 2025 the EPA extended the deadline for submission of the facility evaluation report by one year to February 2027. Any potential requirements for corrective action or operational changes under the various CCR rules continue to be assessed. Given the complexity and recency of the EPA guidance, Entergy is still evaluating the level of work that will ultimately be required to comply with the rule. Based on initial estimates of multiple possible remediation scenarios, Entergy Arkansas and Entergy Mississippi recorded increases of $31.2 million and $9.1 million, respectively, in their decommissioning cost liabilities in 2024, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the units. Entergy will continue to update the asset retirement obligation as the requirements of the revised CCR rule are clarified.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Prior to August 2024, Entergy Louisiana was a partner in the Nelson Industrial Steam Company (NISCO) partnership which owned two petroleum coke generating units. In April 2023 these generating units suspended operations in the MISO market, and the parties to the NISCO partnership began working to wind up the NISCO partnership, which would ultimately result in ownership of the generating units transferring to Entergy Louisiana. In November 2023 the FERC issued an order providing Section 203 of the Federal Power Act approval for any subsequent transfer of the facilities to Entergy Louisiana. In August 2024, Entergy Louisiana and its partners in the NISCO partnership entered into an agreement related to the wind up of the partnership, which resulted in the receipt of $21.3 million in cash by Entergy Louisiana and the transfer of ownership of the non-operating facilities to Entergy Louisiana. As a result of the agreement and resulting transfer of ownership, Entergy Louisiana also recognized an asset retirement obligation of $19.4 million associated with the ash landfill area in 2024.

NOTE 10.  LEASES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

As of December 31, 2025 and 2024, Entergy and the Registrant Subsidiaries held operating and finance leases for fleet vehicles used in operations, real estate, and aircraft. Excluded from this discussion of leases are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases under the accounting standards.

Leases have remaining terms of one year to 55 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered reasonably certain unless Entergy or a Registrant Subsidiary makes significant leasehold improvements or other modifications that would hinder its ability to easily move. In certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor. Historically, Entergy has renegotiated or refinanced these lease agreements prior to their conclusion and expects to continue this practice, given the nature of the agreements and its ongoing relationship with the lessor. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy incurred the following total lease costs for the years ended December 31, 2025 and 2024:

	2025	2024
	(In Thousands)
Operating lease cost	$76,642	$76,494
Finance lease cost:
Amortization of right-of-use assets	$19,071	$18,063
Interest on lease liabilities	$5,395	$4,664

Of the lease costs disclosed above, Entergy had $4.2 million and $3.1 million in short-term lease costs for the years ended December 31, 2025 and 2024, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries incurred the following lease costs for the year ended December 31, 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$19,633	$19,875	$9,696	$2,094	$8,396
Finance lease cost:
Amortization of right-of-use assets	$5,834	$5,820	$2,726	$653	$2,376
Interest on lease liabilities	$1,714	$1,207	$1,153	$151	$484

Of the lease costs disclosed above, Entergy Arkansas had $1.6 million, Entergy Louisiana had $1.4 million, Entergy Mississippi had $0.6 million, Entergy New Orleans had $0.2 million, and Entergy Texas had $0.4 million in short-term lease costs for the year ended December 31, 2025.

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

The lease costs for the years ended December 31, 2025 and 2024 disclosed above materially approximate the cash flows used by the Registrant Subsidiaries for leases with all costs included within operating activities on the respective Statements of Cash Flows, except for the finance lease costs which are included in financing activities.

Entergy has elected to account for short-term leases in accordance with policy options provided by accounting guidance; therefore, there are no related lease liabilities or right-of-use assets for the costs recognized above by Entergy or by its Registrant Subsidiaries in the table below.

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheets at December 31, 2025 and 2024 are $278 million and $277 million related to operating leases, respectively, and $111 million and $110 million related to finance leases, respectively. These lease amounts include $1 million related to operating leases and $4 million related to finance leases classified as held for sale in “Non-current assets held for sale” on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at December 31, 2025 and 2024 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025
Operating leases	$75,148	$66,726	$32,502	$7,940	$26,070
Finance leases	$37,616	$28,637	$23,456	$3,613	$11,550

2024 (a)
Operating leases	$64,960	$65,909	$32,399	$7,971	$27,524
Finance leases	$36,105	$26,159	$22,641	$6,451	$10,822

(a)Includes $0.4 million of operating leases and $1.4 million of finance leases for Entergy Louisiana and $0.4 million of operating leases and $3.0 million of finance leases for Entergy New Orleans classified as held for sale in “Non-current assets held for sale” on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheets at December 31, 2025 and 2024:

	2025	2024
	(In Thousands)
Current liabilities (a):
Operating leases	$67,680	$65,907
Finance leases	$20,274	$18,253
Non-current liabilities (b):
Operating leases	$210,788	$211,290
Finance leases	$95,186	$96,536

(a)Includes $0.3 million of operating leases and $1 million of finance leases classified as held for sale and included within other current liabilities on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(b)Includes $1 million of operating leases and $3 million of finance leases classified as held for sale and included within other non-current liabilities on Entergy’s consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at December 31, 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities:
Operating leases	$17,530	$18,229	$8,567	$1,884	$7,394
Finance leases	$5,332	$5,865	$3,520	$712	$2,449
Non-current liabilities:
Operating leases	$57,631	$48,497	$23,943	$5,931	$18,681
Finance leases	$32,284	$22,772	$21,205	$2,901	$9,101

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

(a)Includes $0.2 million operating leases and $0.4 million of finance leases for Entergy Louisiana and $0.1 million of operating leases and $0.7 million of finance leases for Entergy New Orleans classified as held for sale and included within other current liabilities on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(b)Includes $0.2 million of operating leases and $1.0 million of finance leases for Entergy Louisiana and $0.3 million of operating leases and $2.3 million of finance leases for Entergy New Orleans classified as held for sale and included within other non-current liabilities on their respective consolidated balance sheet as of December 31, 2024. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following information contains the weighted-average remaining lease term in years and the weighted-average discount rate for the operating and finance leases of Entergy at December 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease terms:
Operating leases	5.52	5.54
Finance leases	9.44	9.81
Weighted-average discount rate:
Operating leases	4.38%	4.34%
Finance leases	4.84%	4.75%

The following information contains the weighted-average remaining lease term in years and the weighted-average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
Weighted-average remaining lease terms:
Operating leases	5.14	4.41	5.00	5.70	4.29
Finance leases	10.58	5.73	16.54	5.60	5.65
Weighted-average discount rate:
Operating leases	4.35%	4.52%	4.56%	4.50%	4.62%
Finance leases	4.49%	4.54%	5.23%	4.36%	4.43%

The following information contains the weighted-average remaining lease term in years and the weighted-average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2024:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
Weighted-average remaining lease terms:
Operating leases	4.39	4.64	5.25	6.08	4.59
Finance leases	11.32	5.60	17.58	5.91	5.74
Weighted-average discount rate:
Operating leases	4.38%	4.38%	4.52%	4.40%	4.55%
Finance leases	4.38%	4.28%	5.18%	4.19%	4.19%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The undiscounted cash flows as of December 31, 2025 for Entergy’s lease liabilities are as follows:

	Operating Leases	Finance Leases
	(In Thousands)
2026	$78,082	$24,804
2027	66,339	22,615
2028	53,738	20,138
2029	38,672	16,084
2030	24,298	12,045
Years thereafter	51,927	52,667
Minimum lease payments	313,056	148,353
Less: amount representing interest	34,588	32,893
Present value of net minimum lease payments	$278,468	$115,460

The undiscounted cash flows as of December 31, 2025 for the Registrant Subsidiaries’ lease liabilities are as follows:
Operating Leases

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2026	$20,124	$20,765	$9,861	$2,175	$8,425
2027	18,062	18,530	9,167	1,893	6,900
2028	15,153	15,022	7,670	1,717	5,968
2029	10,558	9,927	4,927	1,301	4,352
2030	6,937	4,984	2,227	638	1,905
Years thereafter	12,481	4,144	2,609	1,149	1,117
Minimum lease payments	83,315	73,372	36,461	8,873	28,667
Less: amount representing interest	8,154	6,646	3,951	1,058	2,592
Present value of net minimum lease payments	$75,161	$66,726	$32,510	$7,815	$26,075

Finance Leases

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2026	$6,986	$7,134	$3,981	$855	$2,910
2027	6,368	6,387	3,528	817	2,588
2028	5,540	5,565	3,099	719	2,305
2029	4,605	4,705	2,599	655	1,823
2030	3,972	3,876	2,219	519	1,454
Years thereafter	21,350	5,086	23,718	512	2,002
Minimum lease payments	48,821	32,753	39,144	4,077	13,082
Less: amount representing interest	11,205	4,116	14,419	464	1,532
Present value of net minimum lease payments	$37,616	$28,637	$24,725	$3,613	$11,550

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

Qualified Pension Plans

Entergy has defined benefit qualified pension plans, including the Entergy Corporation Retirement Plan for Non-Bargaining Employees (Non-Bargaining Plan I), the Entergy Corporation Retirement Plan for Bargaining Employees (Bargaining Plan I), the Entergy Corporation Retirement Plan II for Non-Bargaining Employees (Non-Bargaining Plan II), the Entergy Corporation Retirement Plan II for Bargaining Employees (Bargaining Plan II), the Entergy Corporation Retirement Plan III (Plan III), the Entergy Corporation Retirement Plan IV for Bargaining Employees, Entergy Corporation Retirement Plan VI for Non-Bargaining Employees (Non-Bargaining Plan VI), and the Entergy Corporation Retirement Plan VI for Bargaining Employees (Bargaining Plan VI). The Entergy Corporation Cash Balance Plan for Non-Bargaining Employees (Non-Bargaining Cash Balance Plan) was merged with and into Non-Bargaining Plan I effective January 1, 2022. The Entergy Corporation Cash Balance Plan for Bargaining Employees (Bargaining Cash Balance Plan) was merged with and into Bargaining Plan I effective January 1, 2025. Effective January 1, 2024, Non-Bargaining Plan I was amended to spin-off predominately inactive participants into a new qualified pension plan, Non-Bargaining Plan VI. Effective January 1, 2025, Bargaining Plan I was amended to spin-off predominately inactive participants into a new qualified pension plan, Bargaining Plan VI.

The Registrant Subsidiaries participate in these plans: Non-Bargaining Plan I, Bargaining Plan I, Plan III, Non-Bargaining Plan VI, and Bargaining Plan VI.

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

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2025, 2024, and 2023 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2025	2024	2023
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$94,143	$93,468	$101,182
Interest cost on projected benefit obligation	235,650	249,757	298,281
Expected return on assets	(301,327)	(338,619)	(388,030)
Recognized net loss	52,791	58,590	81,919
Settlement charges	23,874	328,277	160,387
Asset transfer gain (a)	(5,880)	—	—
Net pension cost	$99,251	$391,473	$253,739
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($85,196)	($101,445)	($213,636)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(52,791)	(58,590)	(81,919)
Settlement charges	(23,874)	(328,277)	(160,387)
Total	($161,861)	($488,312)	($455,942)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($62,610)	($96,839)	($202,203)

(a)     See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2025, 2024, and 2023 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their current and former employees included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$17,624	$21,714	$5,200	$1,642	$4,063	$5,448
Interest cost on projected benefit obligation	54,788	58,102	14,720	6,521	11,780	14,163
Expected return on assets	(70,933)	(75,755)	(19,976)	(8,241)	(15,557)	(18,360)
Recognized net loss	17,923	9,270	3,144	2,237	1,815	4,136
Settlement charges	1,454	5,982	146	6,195	617	512
Asset transfer gain (a)	—	(2,408)	—	(1,983)	—	—
Net pension cost	$20,856	$16,905	$3,234	$6,371	$2,718	$5,899
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain) loss	($34,076)	($48,025)	($8,698)	$1,767	($7,431)	($7,439)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(17,923)	(9,270)	(3,144)	(2,237)	(1,815)	(4,136)
Settlement charges	(1,454)	(5,982)	(146)	(6,195)	(617)	(512)
Total	($53,453)	($63,277)	($11,988)	($6,665)	($9,863)	($12,087)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($32,597)	($46,372)	($8,754)	($294)	($7,145)	($6,188)

(a)See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet

Qualified pension obligations, plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets for Entergy Corporation and its Subsidiaries as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$4,520,691	$5,915,404
Service cost	94,143	93,468
Interest cost	235,650	249,757
Actuarial (gain) loss	145,056	(156,248)
Settlement liability transfer (a)	(49,339)	—
Benefits paid (including settlement lump sum benefit payments of ($1,205,195) in 2024	(361,890)	(1,581,690)
Balance at December 31	$4,584,311	$4,520,691
Change in Plan Assets
Fair value of assets at January 1	$4,432,732	$5,460,601
Actual return on plan assets	531,580	283,816
Employer contributions	240,001	270,005
Transfer (a)	(43,459)	—
Benefits paid (including settlement lump sum benefit payments of ($1,205,195) in 2024	(361,890)	(1,581,690)
Fair value of assets at December 31	$4,798,964	$4,432,732
Funded status	$214,653	($87,959)
Amount recognized in the balance sheet (funded status)
Non-current assets	$217,131	$70,671
Non-current liabilities (b)	(2,478)	(158,630)
Total funded status	$214,653	($87,959)
Amount recognized as a regulatory asset
Net loss (c)	$1,056,610	$1,217,402
Amount recognized as AOCI (before tax)
Net loss	$88,462	$89,531

(a)See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.
(b)Includes ($4.0) million at Entergy as of December 31, 2024 of non-current liabilities related to the natural gas distribution businesses classified as held for sale and included in other non-current liabilities on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(c)Includes $13.9 million at Entergy as of December 31, 2024 of regulatory assets related to the natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified pension obligations, plan assets, funded status, and amounts recognized in the Balance Sheets for the Registrant Subsidiaries as of December 31, 2025 and 2024 are as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,061,063	$1,123,024	$283,071	$127,133	$229,942	$275,117
Service cost	17,624	21,714	5,200	1,642	4,063	5,448
Interest cost	54,788	58,102	14,720	6,521	11,780	14,163
Actuarial loss	21,393	10,104	6,438	5,537	4,963	7,626
Settlement liability transfer (a)	—	(16,391)	—	(21,723)	—	—
Benefits paid	(85,881)	(87,398)	(24,249)	(17,388)	(26,307)	(25,321)
Balance at December 31	$1,068,987	$1,109,155	$285,180	$101,722	$224,441	$277,033
Change in Plan Assets
Fair value of assets at January 1	$1,043,188	$1,111,601	$294,458	$125,805	$228,053	$269,899
Actual return on plan assets	126,402	133,886	35,112	12,011	27,951	33,425
Employer contributions	35,544	41,253	8,064	5,016	7,725	15,668
Transfer (a)	—	(13,984)	—	(19,740)	—	—
Benefits paid	(85,881)	(87,398)	(24,249)	(17,388)	(26,307)	(25,321)
Fair value of assets at December 31	$1,119,253	$1,185,358	$313,385	$105,704	$237,422	$293,671
Funded status	$50,266	$76,203	$28,205	$3,982	$12,981	$16,638
Amounts recognized in the balance sheet (funded status)
Non-current assets	$50,266	$76,203	$28,205	$3,982	$12,981	$16,638
Amounts recognized as regulatory asset
Net loss	$359,324	$195,570	$74,801	$27,375	$46,038	$84,844
Amounts recognized as AOCI (before tax)
Net loss	$—	$8,149	$—	$—	$—	$—

(a)See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

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
(b)Includes ($2.0) million at Entergy Louisiana and ($1.2) million at Entergy New Orleans as of December 31, 2024 of non-current liabilities related to the respective natural gas distribution businesses classified as held for sale and included in other non-current liabilities on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(c)Includes $4.5 million at Entergy Louisiana and $6.7 million at Entergy New Orleans as of December 31, 2024 of regulatory assets related to the respective natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the respective consolidated balance sheets. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

The qualified pension plans incurred actuarial gains during 2025 primarily due to asset gains due to an actual return on assets higher than the expected return on assets, partially offset by liability losses due to a fall in bond yields that resulted in decreases to the discount rates used to develop the benefit obligations. The qualified pension plans incurred net actuarial gains during 2024 primarily due to liability gains due to a rise in bond yields that resulted in

Entergy Corporation and Subsidiaries
Notes to Financial Statements

increases to the discount rates used to develop the benefit obligations; partially offset by asset losses resulting from an actual return on assets lower than the expected return on assets in some plans.

The accumulated benefit obligation for Entergy’s qualified pension plans was $4.2 billion and $4.1 billion at December 31, 2025 and 2024, respectively.

Information for Entergy’s qualified pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024 was as follows:

	2025	2024
	(In Thousands)
Accumulated benefit obligation	$84,637	$912,174
Fair value of plan assets	$82,882	$864,795

Information for Entergy’s qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2025 and 2024 was as follows:

	2025	2024
	(In Thousands)
Projected benefit obligation	$238,058	$2,701,323
Fair value of plan assets	$235,580	$2,542,693

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their current and former employees as of December 31, 2025 and 2024 was as follows:

	2025	2024
	(In Thousands)
Entergy Arkansas	$988,724	$980,559
Entergy Louisiana	$1,014,433	$1,024,433
Entergy Mississippi	$259,995	$257,759
Entergy New Orleans	$96,241	$118,620
Entergy Texas	$207,772	$212,935
System Energy	$253,108	$252,397

Each of the Registrant Subsidiaries’ qualified pension plans had plan assets in excess of the accumulated benefit obligation as of December 31, 2025.

Information for each of the Registrant Subsidiaries qualified pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2024 was as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy Texas	System Energy
	(In Thousands)
Accumulated benefit obligation	$304,518	$123,735	$105,285	$58,082	$44,286
Fair value of plan assets	$297,161	$115,446	$103,380	$55,953	$40,146

Each of the Registrant Subsidiaries qualified pension plans had plan assets in excess of the projected benefit obligation as of December 31, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Information for each of the Registrant Subsidiaries qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2024 was as follows:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefits Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2025, 2024, and 2023 other postretirement benefits (income) costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2025	2024	2023
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$10,919	$12,503	$14,654
Interest cost on accumulated postretirement benefits obligation (APBO)	38,273	39,408	42,272
Expected return on assets	(40,079)	(42,277)	(36,732)
Amortization of prior service credit	(22,763)	(22,880)	(22,558)
Recognized net gain	(15,099)	(11,045)	(11,446)
Settlement credit	(2,958)	—	—
Curtailment credit	(2,202)	—	—
Asset transfer loss (a)	13,630	—	—
Net other postretirement benefits income	($20,279)	($24,291)	($13,810)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	$—	$—	($4,434)
Net (gain) loss	44,287	(73,123)	(44,441)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	22,763	22,880	22,558
Acceleration of prior service credit due to curtailment	2,202	—	—
Settlement credit	2,958	—	—
Amortization of net gain	15,099	11,045	11,446
Total	$87,309	($39,198)	($14,871)
Total recognized as net periodic other postretirement benefits (income) cost, regulatory asset, and/or AOCI (before tax)	$67,030	($63,489)	($28,681)

(a)     See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2025, 2024, and 2023 other postretirement benefits (income) costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their current and former employees included the following components:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$2,286	$2,606	$647	$168	$634	$697
Interest cost on APBO	7,099	7,888	1,955	904	2,326	1,576
Expected return on assets	(16,901)	—	(5,310)	(5,020)	(9,806)	(2,808)
Amortization of prior service cost (credit)	2,097	(4,545)	(955)	(798)	(4,371)	(293)
Recognized net (gain) loss	(1,412)	(6,622)	(229)	(220)	613	(27)
Settlement credit	—	(1,014)	—	(1,345)	—	—
Curtailment credit	—	(1,094)	—	(268)	—	—
Asset transfer (gain) loss (a)	—	(2,831)	—	18,908	—	—
Net other postretirement benefits (income) cost	($6,831)	($5,612)	($3,892)	$12,329	($10,604)	($855)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain) loss	($2,921)	$22,730	($1,144)	($4,037)	($8,005)	$2,656
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit (cost)	(2,097)	4,545	955	798	4,371	293
Acceleration of prior service credit due to curtailment	—	1,094	—	268	—	—
Settlement credit	—	1,014	—	1,345	—	—
Amortization of net gain (loss)	1,412	6,622	229	220	(613)	27
Total	($3,606)	$36,005	$40	($1,406)	($4,247)	$2,976
Total recognized as net periodic other postretirement benefits (income) cost, regulatory asset, and/or AOCI (before tax)	($10,437)	$30,393	($3,852)	$10,923	($14,851)	$2,121

(a)See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$2,569	$2,800	$736	$205	$670	$699
Interest cost on APBO	7,331	7,995	1,945	1,012	2,411	1,593
Expected return on assets	(17,535)	—	(5,486)	(5,915)	(10,156)	(2,912)
Amortization of prior service cost (credit)	2,097	(4,544)	(955)	(916)	(4,371)	(293)
Recognized net (gain) loss	—	(6,952)	61	74	591	—
Net other postretirement benefits income	($5,538)	($701)	($3,699)	($5,540)	($10,855)	($913)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($20,074)	($7,273)	($3,915)	($2,217)	($4,683)	($3,476)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit (cost)	(2,097)	4,544	955	916	4,371	293
Amortization of net gain (loss)	—	6,952	(61)	(74)	(591)	—
Total	($22,171)	$4,223	($3,021)	($1,375)	($903)	($3,183)
Total recognized as net periodic other postretirement (income) cost, regulatory asset, and/or AOCI (before tax)	($27,709)	$3,522	($6,720)	($6,915)	($11,758)	($4,096)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$2,965	$3,379	$878	$235	$809	$754
Interest cost on APBO	8,002	8,931	2,170	1,160	2,597	1,726
Expected return on assets	(15,113)	—	(4,716)	(5,263)	(8,776)	(2,535)
Amortization of prior service cost (credit)	2,096	(3,804)	(955)	(916)	(4,371)	(293)
Recognized net (gain) loss	171	(7,057)	85	466	914	—
Net other postretirement benefits (income) cost	($1,879)	$1,449	($2,538)	($4,318)	($8,827)	($348)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	$—	($4,434)	$—	$—	$—	$—
Net gain	(23,033)	(458)	(6,883)	(7,606)	(8,790)	(3,942)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit (cost)	(2,096)	3,804	955	916	4,371	293
Amortization of net gain (loss)	(171)	7,057	(85)	(466)	(914)	—
Total	($25,300)	$5,969	($6,013)	($7,156)	($5,333)	($3,649)
Total recognized as net periodic other postretirement (income) cost, regulatory asset, and/or AOCI (before tax)	($27,179)	$7,418	($8,551)	($11,474)	($14,160)	($3,997)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefits Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet

Other postretirement benefits obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Consolidated Balance Sheets of Entergy Corporation and its Subsidiaries as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Thousands)
Change in APBO
Balance at January 1	$754,682	$837,644
Service cost	10,919	12,503
Interest cost	38,273	39,408
Settlement liability transfer (a)	(9,439)	—
Plan participant contributions	19,666	21,473
Actuarial (gain) loss	76,474	(66,320)
Benefits paid	(86,648)	(90,492)
Medicare Part D subsidy received	409	466
Balance at December 31	$804,336	$754,682
Change in Plan Assets
Fair value of assets at January 1	$698,602	$673,141
Actual return on plan assets	72,266	49,080
Employer contributions	45,200	45,400
Plan participant contributions	19,666	21,473
Transfer (a)	(23,069)	—
Benefits paid	(86,648)	(90,492)
Fair value of assets at December 31	$726,017	$698,602
Funded status	($78,319)	($56,080)
Amounts recognized in the balance sheet
Current liabilities	($40,416)	($42,530)
Non-current liabilities (b)	(37,903)	(13,550)
Total funded status	($78,319)	($56,080)
Amounts recognized as a regulatory asset (c)
Prior service credit	($3,220)	($12,729)
Net gain	(63,249)	(78,520)
	($66,469)	($91,249)
Amounts recognized as AOCI (before tax)
Prior service credit	($5,299)	($20,755)
Net gain	(86,181)	(133,253)
	($91,480)	($154,008)

(a)See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.
(b)Includes $14.7 million at Entergy as of December 31, 2024 of non-current assets related to the natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)Includes ($1.9) million at Entergy as of December 31, 2024 of regulatory assets related to the natural gas distribution businesses classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other postretirement benefits obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2025 and 2024 are as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$138,212	$156,831	$38,143	$19,701	$45,609	$30,553
Service cost	2,286	2,606	647	168	634	697
Interest cost	7,099	7,888	1,955	904	2,326	1,576
Settlement liability transfer (a)	—	(2,831)	—	(4,161)	—	—
Plan participant contributions	3,661	5,450	972	411	913	1,061
Actuarial (gain) loss	10,928	22,730	3,274	595	(1,105)	4,785
Benefits paid	(14,340)	(21,210)	(4,197)	(1,997)	(6,215)	(3,891)
Medicare Part D subsidy received	29	56	6	3	11	14
Balance at December 31	$147,875	$171,520	$40,800	$15,624	$42,173	$34,795
Change in Plan Assets
Fair value of assets at January 1	$284,095	$—	$89,144	$105,600	$167,744	$46,997
Actual return on plan assets	30,750	—	9,728	9,652	16,706	4,937
Employer contributions	1,080	15,760	223	97	(171)	1,226
Plan participant contributions	3,661	5,450	972	411	913	1,061
Transfer (a)	—	—	—	(23,069)	—	—
Benefits paid	(14,340)	(21,210)	(4,197)	(1,997)	(6,215)	(3,891)
Fair value of assets at December 31	$305,246	$—	$95,870	$90,694	$178,977	$50,330
Funded status	$157,371	($171,520)	$55,070	$75,070	$136,804	$15,535
Amounts recognized in the balance sheet
Non-current assets	$157,371	$—	$55,070	$75,070	$136,804	$15,535
Current liabilities	—	(14,140)	—	—	—	—
Non-current liabilities	—	(157,380)	—	—	—	—
Total funded status	$157,371	($171,520)	$55,070	$75,070	$136,804	$15,535
Amounts recognized in regulatory asset
Prior service cost (credit)	$789	$—	($772)	$—	($3,048)	$90
Net loss (gain)	(39,563)	—	(9,706)	(10,606)	650	(681)
	($38,774)	$—	($10,478)	($10,606)	($2,398)	($591)
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($2,462)	$—	$—	$—	$—
Net gain	—	(45,664)	—	—	—	—
	$—	($48,126)	$—	$—	$—	$—

(a)See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

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

(a)Includes $19.5 million of non-current assets at Entergy New Orleans as of December 31, 2024 related to the natural gas distribution business classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(b)Includes ($2.5) million of non-current liabilities at Entergy Louisiana as of December 31, 2024 related to the natural gas distribution business classified as held for sale and included in other non-current liabilities on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the sale

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.
(c)Includes ($1.9) million at Entergy New Orleans as of December 31, 2024 of regulatory assets related to the natural gas distribution business classified as held for sale and included in “Non-current assets held for sale” on the consolidated balance sheet. See Note 14 to the financial statements for further discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025 and the classification as held for sale as of December 31, 2024.

The other postretirement plans incurred net actuarial losses during 2025 primarily due to liability losses resulting from revisions to retiree life assumptions and a fall in bond yields that resulted in decreases to the discount rates used to develop the benefit obligations, partially offset by asset gains due to an actual return on assets higher than the expected return on assets. The other postretirement plans incurred net actuarial gains during 2024 primarily due to liability gains due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations and an actual return on assets higher than the expected return on assets.

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $13.5 million in 2025, $12.2 million in 2024, and $43.8 million in 2023.  In 2025, 2024, and 2023, Entergy recognized $3.8 million, $1.5 million, and $27.9 million, respectively, in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.

The projected benefit obligation was $96.3 million as of December 31, 2025 of which $22.8 million was a current liability and $73.5 million was a non-current liability. The projected benefit obligation was $94.1 million as of December 31, 2024 of which $22.3 million was a current liability and $71.8 million was a non-current liability.  The accumulated benefit obligation was $79.9 million and $81.2 million as of December 31, 2025 and 2024, respectively. The unamortized prior service cost and net loss are recognized in regulatory assets ($32.3 million at December 31, 2025 and $29.8 million at December 31, 2024) and accumulated other comprehensive income before taxes ($4.8 million at December 31, 2025 and $4.7 million at December 31, 2024).

A Rabbi Trust was established for the benefit of certain participants in Entergy’s non-qualified, non-contributory defined benefit pension plans. The Rabbi Trust assets were invested in money-market funds which were recorded at fair value with all gains and losses recognized immediately in income. All of the investments were classified as Level 1 investments for purposes of Fair Value Measurements. At December 31, 2025, the fair value of the assets held in the Rabbi Trust was $25 million.

The following Registrant Subsidiaries participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their current and former employees for the non-qualified plans for 2025, 2024, and 2023, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$184	$140	$558	$137	$157
2024	$269	$256	$326	$122	$248
2023	$637	$99	$808	$132	$253

Included in the 2025 net periodic pension cost above are settlement charges of $215 thousand for Entergy Mississippi related to the lump sum benefits paid out of the plan. Included in the 2024 net periodic pension cost above are settlement charges of $55 thousand for Entergy Louisiana related to the lump sum benefits paid out of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

plan. Included in the 2023 net periodic pension cost above are settlement charges of $379 thousand and $453 thousand for Entergy Arkansas and Entergy Mississippi, respectively, related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their current and former employees for the non-qualified plans as of December 31, 2025 and 2024 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$2,105	$1,886	$3,858	$1,335	$2,844
2024	$1,721	$1,405	$3,566	$1,143	$2,734

The accumulated benefit obligation for their current and former employees for the non-qualified plans as of December 31, 2025 and 2024 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$1,654	$1,299	$3,464	$1,163	$2,832
2024	$1,468	$1,197	$3,322	$939	$2,710

The following amounts were recorded on the balance sheet as of December 31, 2025 and 2024:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($538)	($191)	($344)	($95)	($390)
Non-current liabilities	(1,567)	(1,695)	(3,514)	(1,240)	(2,454)
Total funded status	($2,105)	($1,886)	($3,858)	($1,335)	($2,844)
Regulatory asset (liability)	$441	$1,079	$1,764	$81	($3,102)
Accumulated other comprehensive income (before taxes)	$—	$45	$—	$—	$—

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($524)	($190)	($419)	($104)	($386)
Non-current liabilities	(1,197)	(1,215)	(3,147)	(1,039)	(2,348)
Total funded status	($1,721)	($1,405)	($3,566)	($1,143)	($2,734)
Regulatory asset (liability)	$119	$493	$1,292	$9	($3,429)
Accumulated other comprehensive income (before taxes)	$—	$21	$—	$—	$—

The non-qualified plans incurred an actuarial loss during 2025 primarily as a result of liability losses due to salary increases in excess of expectations, as well as a decline in bond yields that resulted in decreases to the discount rate used to develop the benefit obligations. The non-qualified pension plans incurred an actuarial loss during 2024

Entergy Corporation and Subsidiaries
Notes to Financial Statements

primarily as a result of liability losses due to differences in recent retirement and lump sum experience relative to actuarial assumptions, as well as salary increases in excess of expectations.

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2025:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$13,979	($125)	$13,854
Amortization of gain (loss)	(1,658)	11,712	(410)	9,644
Settlement loss	(167)	—	(253)	(420)
	($1,825)	$25,691	($788)	$23,078
Entergy Louisiana
Amortization of prior service credit	$—	$4,545	$—	$4,545
Amortization of gain (loss)	(371)	6,622	(2)	6,249
Settlement loss	(106)	—	—	(106)
	($477)	$11,167	($2)	$10,688

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

Accounting for Pension and Other Postretirement Benefits

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  This is measured as the difference between plan assets at fair value and the benefit obligation.  Entergy uses a December 31 measurement date for its pension and other postretirement plans.  Employers are to record previously unrecognized gains and losses, prior service costs, and any remaining transition asset or obligation (that resulted from adopting prior pension and other postretirement benefits accounting standards) as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and other postretirement benefits costs in the Registrant Subsidiaries’ respective regulatory jurisdictions.  For the portion of Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefits obligations are recorded as other comprehensive income.  Entergy Louisiana recovers other postretirement benefits costs on a pay-as-you-go basis and records the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefits obligation as other comprehensive income.  Accounting standards also require that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

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

In accordance with accounting standards, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income. In addition, non-service benefit costs previously eligible for capitalization into property, plant, and equipment are being deferred to a regulatory asset/liability and will be amortized over the estimated lives of the respective assets.

Qualified Pension Settlement Costs

The Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees were remeasured with the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025, resulting in settlement charges of $12.1 million as a result of ongoing payments of lump sum benefits from the plans and settlement charges of $11.8 million as a result of the sale. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy each participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees and incurred settlement costs. See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other. The $320 million settlement charge at Parent & Other is reflected in Miscellaneous - net in Other income (deductions) on the consolidated income statements.

Year-to-date lump sum benefit payments from Non-Bargaining Plan I, Bargaining Plan I, Non-Bargaining Plan II, and Bargaining Plan II exceeded the sum of the Plans’ service and interest cost, resulting in settlement costs during 2023. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy participate in one or both of Non-Bargaining Plan I and Bargaining Plan I and incurred settlement costs.

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

Entergy Mississippi Other Postretirement Benefits

Pursuant to an order from the MPSC, Entergy Mississippi was directed to cease including other postretirement benefit credits in other operation and maintenance expense or allocating to capital expenditures for ratemaking purposes effective January 1, 2024. The credits are being deferred as a regulatory liability. In addition, beginning in July 2024, Entergy Mississippi is recovering the December 31, 2023 other postretirement benefit asset in rate base over five years and accruing a regulatory liability. At December 31, 2025, the balance in these regulatory liability accounts was approximately $18.6 million.

Entergy New Orleans Other Postretirement Benefits

Pursuant to an order from the City Council, Entergy New Orleans received approval to exclude other postretirement benefit expense credits from the formula rate plan evaluation filing. To comply with the order, Entergy New Orleans began recording the other postretirement benefit expense credits to a regulatory liability account in September 2024. At December 31, 2025, the balance in this regulatory liability account was approximately $2.4 million.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, to track the surplus or deficit in the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amounts recorded are evaluated in each rate case filed by Entergy Texas and an amortization period is determined at that time. At December 31, 2025, the balance in this reserve was approximately $863 thousand.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2025 and 2024 and the target asset allocation and ranges for 2025 are as follows:

Pension Asset Allocation	Target	Range			Actual 2025	Actual 2024
Domestic Equity Securities	19%	10%	to	22%	19%	23%
International Equity Securities	11%	7%	to	15%	12%	13%
Intermediate Fixed Income Securities	4%	3%	to	5%	4%	5%
Long Duration Fixed Income Securities	66%	62%	to	70%	64%	59%
Other	—%	—%	to	10%	1%	—%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2025	Actual 2024
Domestic Equity Securities	14%	9%	to	19%	16%	16%
International Equity Securities	9%	4%	to	14%	10%	9%
Fixed Income Securities	77%	72%	to	82%	74%	75%
Other	—%	—%	to	5%	—%	—%

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area, and individual security issuance.  As of December 31, 2025, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of credit risk in Entergy’s pension and other postretirement benefits plan assets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2025, and December 31, 2024, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Defined Benefit Pension Plan Trusts

2025	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$448	(b)	$—		$—	$448
Common	393,885	(b)	—		—	393,885
Common collective trusts (c)						1,136,233
Fixed income securities:
U.S. Government securities	—		1,628,119	(a)	—	1,628,119
Corporate debt instruments	—		413,001	(a)	—	413,001
Registered investment companies (e)	27,905	(d)	2,921	(d)	—	1,546,320
Other	—		54,553	(f)	—	54,553
Other:
Insurance company general account (unallocated contracts)	—		6,058	(g)	—	6,058
Total investments	$422,238		$2,104,652		$—	$5,178,617
Cash						4,181
Other pending transactions						(314,791)
Less: Other postretirement assets included in total investments						(69,043)
Total fair value of qualified pension assets						$4,798,964

2024	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$932	(b)	$—		$—	$932
Common	403,146	(b)	—		—	403,146
Common collective trusts (c)						1,206,983
Fixed income securities:
U.S. Government securities	—		1,145,994	(a)	—	1,145,994
Corporate debt instruments	—		307,666	(a)	—	307,666
Registered investment companies (e)	30,293	(d)	2,735	(d)	—	1,512,994
Other	—		44,691	(f)	—	44,691
Other:
Insurance company general account (unallocated contracts)	—		5,918	(g)	—	5,918
Total investments	$434,371		$1,507,004		$—	$4,628,324
Cash						2,026
Other pending transactions						(133,550)
Less: Other postretirement assets included in total investments						(64,068)
Total fair value of qualified pension assets						$4,432,732

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Trusts

2025	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$169,496
Fixed income securities:
U.S. Government securities	$141,859	(b)	$108,977	(a)	$—	250,836
Corporate debt instruments	—		161,171	(a)	—	161,171
Registered investment companies	2,412	(d)	—		—	2,412
Other	—		70,547	(f)	—	70,547
Total investments	$144,271		$340,695		$—	$654,462
Other pending transactions						2,512
Plus: Other postretirement assets included in the investments of the qualified pension trust						69,043
Total fair value of other postretirement assets						$726,017

2024	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$161,726
Fixed income securities:
U.S. Government securities	$107,547	(b)	$112,780	(a)	$—	220,327
Corporate debt instruments	—		166,208	(a)	—	166,208
Registered investment companies	2,295	(d)	—		—	2,295
Other	—		80,561	(f)	—	80,561
Total investments	$109,842		$359,549		$—	$631,117
Other pending transactions						3,417
Plus: Other postretirement assets included in the investments of the qualified pension trust						64,068
Total fair value of other postretirement assets						$698,602

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

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefits obligations at December 31, 2025, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement
	(In Thousands)
Year(s)
2026	$405,257	$22,798	$64,582
2027	$377,144	$8,738	$63,069
2028	$375,819	$10,507	$61,732
2029	$373,409	$8,250	$59,968
2030	$372,900	$8,575	$59,569
2031 - 2035	$1,845,801	$40,642	$298,101

Based upon the same assumptions, Entergy expects that benefits to be paid over the next ten years for the Registrant Subsidiaries for their current and former employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2026	$93,808	$99,918	$26,878	$9,197	$22,960	$25,290
2027	$91,254	$93,767	$26,048	$9,077	$21,128	$23,750
2028	$90,558	$93,224	$25,693	$8,802	$20,459	$22,987
2029	$89,116	$91,966	$25,798	$8,668	$20,023	$23,243
2030	$89,462	$91,351	$24,871	$8,434	$19,230	$22,668
2031 - 2035	$436,323	$448,573	$117,545	$40,445	$90,024	$110,793

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2026	$538	$191	$344	$95	$390
2027	$104	$176	$875	$304	$364
2028	$197	$163	$673	$246	$339
2029	$164	$160	$508	$198	$313
2030	$157	$142	$1,465	$662	$287
2031 - 2035	$893	$891	$284	$61	$1,100

Estimated Future Other Postretirement Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2026	$11,587	$14,140	$3,187	$1,610	$3,915	$2,499
2027	$11,331	$13,710	$3,132	$1,509	$3,746	$2,434
2028	$11,203	$13,257	$3,156	$1,400	$3,563	$2,411
2029	$11,189	$12,947	$3,105	$1,322	$3,413	$2,437
2030	$11,156	$12,772	$3,073	$1,270	$3,399	$2,462
2031 - 2035	$56,327	$63,275	$15,314	$5,779	$15,729	$12,685

Contributions

Entergy currently expects to contribute approximately $200 million to its qualified pension plans and approximately $40.9 million to its other postretirement plans in 2026.  The Registrant Subsidiaries currently expect to contribute the following approximate amounts to their qualified pension and other postretirement plans for their current and former employees in 2026:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$29,716	$41,599	$3,991	$3,304	$5,931	$13,249
Other Postretirement Contributions	$710	$14,140	$176	$336	$149	$49

The 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is expected by April 1, 2026.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefits APBO as of December 31, 2025 and 2024 were as follows:

	2025	2024
Weighted-average discount rate:
Qualified pension	5.51% - 5.94% Blended 5.65%	5.67% - 5.89% Blended 5.75%
Other postretirement	5.50%	5.66%
Non-qualified pension	4.82%	5.23%
Weighted-average rate of increase in future compensation levels	3.98% - 4.45%	3.98% - 4.45%
Interest crediting rate	4.80%	4.80%
Assumed health care trend rate:
Pre-65	8.50%	8.15%
Post-65	10.63%	10.13%
Ultimate health care cost trend rate	4.75%	4.75%
Year ultimate health care cost trend rate is reached and beyond:
Pre-65	2036	2035
Post-65	2036	2035

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefits costs for 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Weighted-average discount rate:
Qualified pension:
Service cost	5.75%	5.08%	5.26%
Interest cost	5.46%	4.97%	5.16%
Other postretirement:
Service cost	5.50%	4.82%	5.00%
Interest cost	5.36%	4.91%	5.09%
Non-qualified pension:
Service cost	4.83%	5.01%	5.31%
Interest cost	4.44%	4.86%	5.30%
Weighted-average rate of increase in future compensation levels	3.98% - 4.45%	3.98% - 4.40%	3.98% - 4.40%
Expected long-term rate of return on plan assets:
Pension assets	6.00% - 7.00% Blended 6.75%	6.00% - 7.25% Blended 6.75%	7.00%
Other postretirement non-taxable assets	6.00% - 7.00%	6.50% - 7.25%	6.00% - 7.00%
Other postretirement taxable assets	4.75%	5.25%	5.25%
Assumed health care trend rate:
Pre-65	8.15%	6.95%	6.65%
Post-65	10.13%	7.88%	7.50%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is reached and beyond:
Pre-65	2035	2032	2032
Post-65	2035	2032	2032

With respect to the mortality assumptions, Entergy used the Pri-2012 Employee and Healthy Annuitant Table, projected generationally using Scale MP-2021 with Aon’s Endemic Adjustment, in determining its December 31, 2025 and 2024 pension plans’ PBOs and other postretirement benefits’ APBO.

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

Entergy sponsored the Savings Plan of Entergy Corporation and Subsidiaries VI (Savings Plan VI) (established in April 2007) and the Savings Plan of Entergy Corporation and Subsidiaries VII (Savings Plan VII) (established in April 2007) to which matching contributions were made.  The plans were defined contribution plans that covered eligible employees, as defined by each plan, of Entergy and certain of its subsidiaries. Effective December 31, 2023, employees participating in Savings Plan VI and Savings Plan VII were transferred into the System Savings Plan when Savings Plan VI and Savings Plan VII merged into the System Savings Plan.

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

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $77.4 million in 2025, $72.3 million in 2024, and $65.1 million in 2023.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2025, 2024, and 2023 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2025	$7,550	$9,529	$4,524	$1,555	$4,385
2024	$6,822	$8,784	$4,048	$1,584	$3,907
2023	$5,866	$7,757	$3,534	$1,383	$3,380

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

Effective May 3, 2019, Entergy’s shareholders approved the 2019 Omnibus Incentive Plan (2019 Plan).  The maximum number of common shares that can be issued from the 2019 Plan for stock-based awards is 24,400,000 all of which are available for incentive stock option grants.  The 2019 Plan applies to awards granted on or after May 3, 2019 and awards expire ten years from the date of grant. As of December 31, 2025, there were 12,559,567 authorized shares remaining for stock-based awards.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for each of the years presented:

	2025	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$4.0	$4.0	$4.1
Tax benefit recognized in Entergy’s consolidated net income	$1.0	$1.0	$1.1
Compensation cost capitalized as part of fixed assets and materials and supplies	$2.0	$1.9	$1.9

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2025	2024	2023
Stock price volatility	26.35%	25.24%	24.89%
Expected term in years	6.79	6.88	6.89
Risk-free interest rate	4.31%	4.03%	3.51%
Dividend yield	4.00%	4.30%	4.00%
Dividend payment per share	$2.44	$2.30	$2.17

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

A summary of stock option activity for the year ended December 31, 2025 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
	(Dollars In Thousands, Except Per Share Data)
Options outstanding as of January 1, 2025	3,226,456	$53.38
Options granted	366,136	$82.79
Options exercised	(652,497)	$55.53
Options forfeited/expired	(16,449)	$64.05
Options outstanding as of December 31, 2025	2,923,646	$56.52	$99,370	6.07
Options exercisable as of December 31, 2025	1,943,447	$53.47	$75,109	4.98
Weighted-average grant-date fair value of options granted during 2025	$17.43

The weighted-average grant-date fair value of options granted during the year was $9.31 for 2024 and $10.04 for 2023.  The total intrinsic value of stock options exercised was $20 million during 2025, $56 million during 2024, and $2 million during 2023.  The intrinsic value, which has no effect on net income, of the outstanding stock

Entergy Corporation and Subsidiaries
Notes to Financial Statements

options exercised is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of December 31, 2025. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $6 million during 2025, $6 million during 2024, and $6 million during 2023. Cash received from option exercises was $36 million for the year ended December 31, 2025. The tax benefits realized from options exercised was $4.8 million for the year ended December 31, 2025.

The following table summarizes information about stock options outstanding as of December 31, 2025:

			Options Outstanding			Options Exercisable
Range of Exercise Price			As of December 31, 2025	Weighted-Average Remaining Contractual Life-Yrs.	Weighted-Average Exercise Price	Number Exercisable as of December 31, 2025	Weighted-Average Exercise Price
$30.00	-	$39.99	222,934	1.66	$37.51	222,934	$37.51
$40.00	-	$49.99	970,092	6.57	$48.31	525,282	$47.28
$50.00	-	$59.99	887,717	6.53	$54.54	711,573	$54.62
$60.00	-	$69.99	483,658	4.08	$65.86	483,658	$65.86
$70.00	-	$79.99	—	0	$—	—	$—
$80.00	-	$89.99	359,245	9.02	$82.79	—	$—
$35.27	-	$82.79	2,923,646	6.07	$56.52	1,943,447	$53.47

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2025 not yet recognized is approximately $7 million and is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

Entergy grants restricted stock awards under its stock benefit plans in the form of stock units. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date and are expensed ratably over the three-year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting. Restricted stock awards are valued at the closing price of Entergy Corporation’s common stock on the grant date.

The following table includes information about the restricted stock awards outstanding as of December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2025	1,447,251	$51.74
Granted	544,394	$81.59
Vested	(678,756)	$52.76
Forfeited	(77,343)	$59.00
Outstanding shares at December 31, 2025	1,235,546	$63.88

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for restricted stock for each of the years presented:

	2025	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$25.9	$24.4	$22.2
Tax benefit recognized in Entergy’s consolidated net income	$6.4	$6.2	$5.7
Compensation cost capitalized as part of fixed assets and materials and supplies	$13.2	$11.3	$9.7

The total fair value of the restricted stock awards granted was $44 million, $43 million, and $41 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The total fair value of the restricted stock awards vested was $36 million, $32 million, and $33 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Long-Term Performance Unit Program

Entergy grants long-term incentive awards under its stock benefit plans in the form of performance units, which represents the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned. Entergy measures performance by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. To emphasize the importance of environmental stewardship, specifically of carbon-free generation and resilience, an environmental achievement measure was selected as one of the performance measures for the 2025-2027 performance period. For the 2025-2027 performance period, performance will be measured with relative total shareholder return weighted at eighty percent and the environmental achievement measure weighted at twenty percent. The total shareholder return portion is valued based on various factors, primarily market conditions; and the environmental achievement measure portion is valued based on the closing price of Entergy Corporation’s common stock on the grant date. Performance units do not have voting rights prior to vesting. Performance units are considered issued and outstanding shares of Entergy upon vesting and are expensed ratably over the three-year vesting period. Compensation cost for the portion of the award based on the selected environmental achievement measure will be adjusted based on the number of units that ultimately vest.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2025	886,602	$62.94
Granted	486,991	$38.64
Vested	(538,015)	$66.56
Forfeited	(66,486)	$45.54
Outstanding shares at December 31, 2025	769,092	$46.53

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for the long-term performance units for each of the years presented:

	2025	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$11.4	$12.0	$11.1
Tax benefit recognized in Entergy’s consolidated net income	$2.8	$3.1	$2.8
Compensation cost capitalized as part of fixed assets and materials and supplies	$5.9	$5.7	$5.2

The total fair value of the long-term performance units granted was $19 million, $24 million, and $20 million for the years ended December 31, 2025, 2024, and 2023, respectively.

In January 2025, Entergy issued 538,015 shares of Entergy Corporation common stock at a share price of $81.99 for awards earned and dividends accrued under the 2022-2024 Long-Term Performance Unit Program. In January 2024, Entergy issued 432,804 shares of Entergy Corporation common stock at a share price of $49.43 for awards earned and dividends accrued under the 2021-2023 Long-Term Performance Unit Program. In January 2023, Entergy issued 76,300 shares of Entergy Corporation common stock at a share price of $53.80 for awards earned and dividends accrued under the 2020-2022 Long-Term Performance Unit Program.

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy Corporation common stock or the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 36 months.  As of December 31, 2025, there were 186,102 unvested restricted stock units that are expected to vest over an average period of 37 months.

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2025	230,058	$56.73
Granted	53,276	$86.30
Vested	(64,032)	$90.83
Forfeited	(33,200)	$55.24
Outstanding shares at December 31, 2025	186,102	$53.72

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2025	2024	2023
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.8	$2.5	$2.8
Tax benefit recognized in Entergy’s consolidated net income	$0.5	$0.6	$0.7
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.0	$1.2	$1.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The total fair value of the restricted stock unit awards granted was $5 million, $4 million, and $2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The total fair value of the restricted stock unit awards vested was $6 million, $5 million, and $1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 13. BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy has a single reportable segment, Utility, which includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and included operation of a small natural gas distribution business in portions of Louisiana through June 30, 2025.  See Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. Revenue for the Utility segment is primarily derived from retail electric sales. The accounting policies of the Utility segment are the same as those described in Note 1 to the financial statements. The Utility segment reflects management’s primary basis of organization with a predominant focus on its utility operations in the Gulf South. Entergy’s chief operating decision maker is its chief executive officer. The chief operating decision maker uses Utility net income in the annual planning process and to monitor budget versus actual results on a monthly basis in assessing financial performance and in determining how to allocate resources. Parent & Other includes the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments. Entergy’s non-utility operations business owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers and also provides decommissioning services to nuclear power plants owned by non-affiliated entities.

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

	2025	2024	2023
	(In Thousands)
Utility operating revenues	$12,887,921	$11,805,802	$12,022,944

Reconciliation of revenues:
Other revenues (a)	58,855	73,914	124,509
Elimination of intersegment revenues	(90)	(63)	(41)
Consolidated operating revenues	12,946,686	11,879,653	12,147,412

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	2,338,347	2,214,471	2,755,793
Purchased power	1,227,715	806,646	904,184
Other operation and maintenance expenses	3,013,000	2,851,165	2,838,057
Other regulatory charges (credits) - net	(161,546)	(6,133)	(138,469)
Other Utility items (b)	4,177,829	4,109,352	3,152,475
Utility net income	2,292,576	1,830,301	2,510,904

Reconciliation of net income:
Non-cash pension settlement charge (c)	—	(319,675)	—
IRS audit resolution (d)	—	—	275,403
Income taxes on reconciling items noted above	—	66,515	—
Other loss	(223,877)	(203,097)	(125,018)
Elimination of intersegment loss	(295,371)	(312,860)	(298,979)
Consolidated net income	1,773,328	1,061,184	2,362,310
Preferred dividend requirements of subsidiaries and noncontrolling interests (e)	15,056	5,594	5,774
Net income attributable to Entergy Corporation	$1,758,272	$1,055,590	$2,356,536

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
(e)Preferred dividend requirements of subsidiaries and noncontrolling interests is substantially derived from the Utility segment. See Note 6 to the financial statements for discussion of preferred stock and noncontrolling interests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables present segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation.

2025	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
Asset write-offs, impairments, and related charges (credits)	$12,795	$—	$—	$12,795
Depreciation, amortization, and decommissioning	$2,298,610	$6,958	$—	$2,305,568
Interest and investment income	$605,003	$8,733	($296,388)	$317,348
Interest expense	$1,085,717	$251,951	($1,017)	$1,336,651
Income taxes	$551,272	($53,320)	$—	$497,952
Total assets	$75,726,104	$773,056	($4,608,430)	$71,890,730
Total expenditures for additions to long-lived assets	$8,211,445	$2,242	$—	$8,213,687

2024	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
Asset write-offs, impairments, and related charges (credits)	$131,775	($24,641)	$—	$107,134
Depreciation, amortization, and decommissioning	$2,226,681	$6,567	$—	$2,233,248
Interest and investment income	$592,257	$21,621	($315,013)	$298,865
Interest expense	$899,655	$253,317	($2,152)	$1,150,820
Income taxes	$515,665	($134,638)	$—	$381,027
Total assets	$68,951,564	$721,459	($4,882,991)	$64,790,032
Total expenditures for additions to long-lived assets	$5,967,739	$1,971	$—	$5,969,710

2023	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
Asset write-offs, impairments, and related charges (credits)	$79,962	($37,283)	$—	$42,679
Depreciation, amortization, and decommissioning	$2,045,254	$6,423	$—	$2,051,677
Interest and investment income (loss)	$443,751	$18,660	($299,685)	$162,726
Interest expense	$816,643	$190,468	($705)	$1,006,406
Income taxes	($374,847)	($315,688)	$—	($690,535)
Total assets	$63,887,038	$836,598	($5,020,240)	$59,703,396
Total expenditures for additions to long-lived assets	$4,745,918	$801	$—	$4,746,719

Eliminations are primarily intersegment activity.  All of Entergy’s goodwill is related to the Utility segment.

Registrant Subsidiaries

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one operating and reportable segment, an integrated utility business which includes the generation, transmission, and distribution of electric power; and included operation of a small natural gas distribution business at each of Entergy Louisiana and Entergy New Orleans through June 30, 2025. See Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July

Entergy Corporation and Subsidiaries
Notes to Financial Statements

1, 2025. Revenue for each integrated utility business is primarily derived from retail electric sales. System Energy has one operating and reportable segment, which is an electricity generation business. System Energy’s only source of revenue is the sale of electric power and capacity generated from its 90% interest in the Grand Gulf nuclear plant to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. Each of the Registrant Subsidiaries’ operations are managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results. The chief operating decision maker for the Registrant Subsidiaries is the respective president and chief executive officer for the Utility operating companies and the president for System Energy. Each chief operating decision maker assesses financial performance on an entity-wide basis and decides how to allocate resources based on net income that also is reported on the income statement for each of the Registrant Subsidiaries as net income. Net income is used in the annual planning process and to monitor budget versus actual results on a monthly basis and each Registrant Subsidiary’s earned return on common equity in assessing financial performance. Each chief operating decision maker is only provided with the consolidated financial results for the respective Registrant Subsidiary. All segment financial information for the Registrant Subsidiaries is as reported on the respective financial statements for each of the Registrant Subsidiaries.

Geographic Areas

Entergy and the Registrant Subsidiaries derive substantially all revenue from inside of the United States and all long-lived assets are located within the United States.

Major Customers

Neither Entergy nor the Registrant Subsidiaries have an individual customer representing more than 10% of its respective revenues for the years ended December 31, 2025, 2024, and 2023.

NOTE 14.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans)

Acquisitions

Walnut Bend Solar

In June 2020, Entergy Arkansas signed a build-own-transfer agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility, Walnut Bend Solar facility, to be sited on approximately 1,000 acres in Lee County, Arkansas. Acquisition of the Walnut Bend Solar facility was initially approved by the APSC in July 2021. The agreement was amended by the parties in February 2023, and the revised agreement was approved by the APSC in July 2023. In February 2024, Entergy Arkansas made an initial payment of approximately $170 million to acquire the facility. Substantial completion was achieved and commercial operation commenced in September 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $16 million for acquisition of the facility. The final payment of approximately $1 million for the acquisition of the facility was made in March 2025.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Driver Solar

In August 2022, Entergy Arkansas signed a build-own-transfer agreement for the purchase of an approximately 250 MW to-be-constructed solar photovoltaic energy facility, Driver Solar facility, to be sited near Osceola, Arkansas. Acquisition of the Driver Solar facility was approved by the APSC in August 2022. In August 2024, Entergy Arkansas made an initial payment of approximately $308 million to acquire the facility. Substantial completion was achieved in November 2024, at which time Entergy Arkansas made a substantial completion payment of approximately $85 million for acquisition of the facility. Commercial operation commenced in December 2024. The final payment of approximately $0.3 million for the acquisition of the facility was made in April 2025.

Dispositions

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

Entergy Louisiana and Entergy New Orleans each continued to recognize depreciation on their respective natural gas distribution business assets classified as held for sale through June 30, 2025 because they received revenues through utility customer rates through the closing of their respective transactions. The final purchase price for each natural gas distribution business was adjusted by an amount equal to that depreciation, among other adjustments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The pre-tax income for the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses, excluding interest and corporate allocations, included in Entergy’s, Entergy Louisiana’s, and Entergy New Orleans’s consolidated income statements for the years ended December 31, 2025, 2024, and 2023 is as follows:

	2025	2024	2023
	(In Thousands)
Entergy	$31,500	$48,223	$38,162
Entergy Louisiana	$12,047	$20,965	$17,375
Entergy New Orleans	$19,453	$27,258	$20,787

On July 1, 2025, Entergy Louisiana and Entergy New Orleans completed the sale of their natural gas distribution businesses. The base purchase price, including a fourth quarter true-up, paid by the buyer of the Entergy Louisiana natural gas distribution business upon closing was $200 million, and the base purchase price, including a fourth quarter true-up, paid by the buyer of the Entergy New Orleans natural gas distribution business upon closing was $284 million. In 2025, Entergy Louisiana, Entergy New Orleans, and Entergy recognized gains of $19 million ($14 million net-of-tax), $7 million ($5 million net-of-tax), and $19 million ($12 million net-of-tax), respectively, in connection with the completion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses. The gains recognized by Entergy Louisiana, Entergy New Orleans, and Entergy were net of $15 million, $17 million, and $32 million, respectively, in transaction costs, and Entergy’s gain also included the derecognition of $7 million of goodwill attributed to the businesses sold following the completion of the sale. In third quarter 2025, Entergy New Orleans and Entergy deferred $4 million of their respective gains recognized as a result of the sale of the Entergy New Orleans natural gas distribution business as a regulatory liability. The regulatory liability will be amortized over three years beginning September 2026, as the $4 million is credited to customers, as required by the City Council. The gains resulting from the sale of the natural gas distribution businesses for Entergy, Entergy Louisiana, and Entergy New Orleans are included within other operation and maintenance expenses on the respective consolidated income statements. Additionally in third quarter 2025, as a result of the sale, Entergy New Orleans recorded a write-off of $13 million of natural gas plant assets that were not included in the sale to Delta New Orleans Gas Company, LLC, and which will not be recovered. Entergy Louisiana did not recognize any write downs of natural gas distribution business assets as a result of the sale. See Note 3 to the financial statements for discussion of the tax accounting effects of the sale.

NOTE 15.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk associated with the price of fuel and to mitigate interest rate exposure related to certain financing agreements.

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

In 2025, Entergy Texas entered into interest rate swaps, accounted for as derivatives, to manage interest rate risks associated with Entergy Texas’s build-to-suit lease arrangement for the Legend Power Station. See Note 8 to the financial statements for further discussion of the build-to-suit lease arrangement for the Legend Power Station. These interest rate swaps are not designated as hedging instruments. Interest will be calculated as the sum of the Secured Overnight Financing Rate plus the blended spreads per the build-to-suit lease arrangement, compounded monthly, with one cash settlement per year over the approximate two year construction period. The notional volume of the hedge was calculated based on the expected costs for the Legend Power Station at the time Entergy Texas entered into the interest rate swaps. Changes in the fair value of these interest rate swaps are recognized each period, with gains and losses deferred as a regulatory asset or liability. The interest rate swaps run through January 31, 2028. The total notional volume is $1.1 billion for Entergy Texas as of December 31, 2025. Credit support for the swaps are covered by master agreements that do not require Entergy Texas to provide collateral based on mark-to-market values, but do carry adequate assurance language that may lead to requests for collateral.

Entergy manages fuel price volatility for Entergy Louisiana and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi. The maximum length of time over which Entergy has executed natural gas swaps and options as of December 31, 2025 is 10 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of December 31, 2025 is 12,434,000 MMBtu for Entergy and Entergy Mississippi.  As of December 31, 2025, Entergy Louisiana had no outstanding natural gas swaps or options. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral. Prior to the sale of the Entergy New Orleans natural gas distribution business, Entergy also managed fuel price volatility related to projected winter purchases for gas distribution at Entergy New Orleans through the purchase of natural gas swaps. See Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025.

During the second quarter 2025, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2025 through May 31, 2026. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of December 31, 2025 is 44,896 GWh for Entergy, including 9,504 GWh for Entergy Arkansas, 23,971 GWh for Entergy Louisiana, 5,070 GWh for Entergy Mississippi, 1,637 GWh for Entergy New Orleans, and 4,714 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. No cash was required to be posted for financial transmission rights exposure for the Utility operating companies as of December 31, 2025 and 2024. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Texas as of December 31, 2025 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2024. Credit support for financial transmission rights held by Entergy’s non-utility operations business may also be covered by cash and/or letters of credit. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of December 31, 2025 and 2024.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of December 31, 2025 and 2024 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$27	$—	$27

Interest rate swaps	Prepayments and other	$1	$—	$1

Liabilities:
Natural gas swaps	Other current liabilities	$5	$—	$5

Interest rate swaps	Other non-current liabilities	$3	$—	$3

2024
Assets:
Natural gas swaps	Prepayments and other	$2	$—	$2

Financial transmission rights	Prepayments and other	$21	($1)	$20

Liabilities:
Financial transmission rights	Other current liabilities	($—)	$1	$1

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $2 million as of December 31, 2025 and December 31, 2024

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2025, 2024, and 2023 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8)
Financial transmission rights	Purchased power expense	(b)	$195
Interest rate swaps	Interest expense	(c)	($2)

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8)
Financial transmission rights	Purchased power expense	(b)	$164

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($54)
Financial transmission rights	Purchased power expense	(b)	$124

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
(c)Due to regulatory treatment, the changes in the estimated fair value of the interest rate swaps for Entergy Texas are recorded through interest expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability. The gains or losses recorded as interest expense when the interest rate swaps for Entergy Texas are settled are expected to be recovered in ratemaking relating to the Legend Power Station. See Note 8 to the financial statements for discussion of the build-to-suit lease arrangement for the Legend Power Station.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of December 31, 2025 and 2024 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$5.5	$—	$5.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$16.8	($0.1)	$16.7	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.4	$—	$0.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.8	$—	$1.8	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.3	($0.2)	$2.1	Entergy Texas

Interest rate swaps	Prepayments and other	$0.5	$—	$0.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.3	$—	$5.3	Entergy Mississippi

Interest rate swaps	Other non-current liabilities	$3.0	$—	$3.0	Entergy Texas

2024
Assets:
Natural gas swaps	Prepayments and other	$1.6	$—	$1.6	Entergy Mississippi

Financial transmission rights	Prepayments and other	$8.6	($0.1)	$8.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.7	($0.1)	$8.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.0	($0.1)	$1.9	Entergy Texas

Liabilities:
Financial transmission rights	Other current liabilities	($0.4)	$0.9	$0.5	Entergy Mississippi

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $0.1 million for Entergy Arkansas, $0.8 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, and $0.1 million for Entergy Texas as of December 31, 2025 and in the amount of $0.5 million for Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Arkansas, $0.1 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.3 million for Entergy Texas as of December 31, 2024

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the years ended December 31, 2025, 2024, and 2023 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement	Registrant
			(In Millions)
2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8.4)	Entergy Mississippi

Financial transmission rights	Purchased power expense	(b)	$51.3	Entergy Arkansas
Financial transmission rights	Purchased power expense	(b)	$101.0	Entergy Louisiana
Financial transmission rights	Purchased power expense	(b)	$11.5	Entergy Mississippi
Financial transmission rights	Purchased power expense	(b)	$15.0	Entergy New Orleans
Financial transmission rights	Purchased power expense	(b)	$15.8	Entergy Texas

Interest rate swaps	Interest expense	(c)	($2.5)	Entergy Texas

2024
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7.0)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($0.5)	Entergy New Orleans

Financial transmission rights	Purchased power expense	(b)	$59.8	Entergy Arkansas
Financial transmission rights	Purchased power expense	(b)	$71.7	Entergy Louisiana
Financial transmission rights	Purchased power expense	(b)	$7.5	Entergy Mississippi
Financial transmission rights	Purchased power expense	(b)	$6.9	Entergy New Orleans
Financial transmission rights	Purchased power expense	(b)	$17.8	Entergy Texas

2023
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8.4)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($42.9)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3.0)	Entergy New Orleans

Financial transmission rights	Purchased power expense	(b)	$25.8	Entergy Arkansas
Financial transmission rights	Purchased power expense	(b)	$60.4	Entergy Louisiana
Financial transmission rights	Purchased power expense	(b)	$13.7	Entergy Mississippi
Financial transmission rights	Purchased power expense	(b)	$6.4	Entergy New Orleans
Financial transmission rights	Purchased power expense	(b)	$17.3	Entergy Texas

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
(c)Due to regulatory treatment, the changes in the estimated fair value of the interest rate swaps for Entergy Texas are recorded through interest expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability. The gains or losses recorded as interest expense when the interest rate swaps for Entergy Texas are settled are expected to be recovered in ratemaking relating to the Legend Power Station. See Note 8 to the financial statements for discussion of the build-to-suit lease arrangement for the Legend Power Station.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Level 2 consists primarily of individually-owned debt instruments, gas swaps, and interest rate swaps valued using observable inputs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,883	$—	$—	$1,883
Decommissioning trust funds (a):
Equity securities	51	—	—	51
Debt securities	905	1,297	—	2,202
Common trusts (b)				4,048
Securitization recovery trust account	1	—	—	1
Storm reserve escrow accounts	309	—	—	309
Financial transmission rights	—	—	27	27
Interest rate swaps	—	1	—	1
	$3,149	$1,298	$27	$8,522
Liabilities:
Natural gas swaps	$5	$—	$—	$5
Interest rate swaps	—	3	—	3
	$5	$3	$—	$8

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$811	$—	$—	$811
Decommissioning trust funds (a):
Equity securities	30	—	—	30
Debt securities	848	1,199	—	2,047
Common trusts (b)				3,486
Securitization recovery trust account	4	—	—	4
Storm reserve escrow accounts	340	—	—	340
Natural gas swaps	2	—	—	2
Financial transmission rights	—	—	20	20
	$2,035	$1,199	$20	$6,740
Liabilities:
Financial transmission rights	$—	$—	$1	$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(In Millions)
Balance as of January 1,	$20	$21	$19
Issuances of financial transmission rights	49	53	42
Gains included as a regulatory liability/asset	153	110	84
Settlements	(195)	(164)	(124)
Balance as of December 31,	$27	$20	$21

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

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$268.5	$—	$—	$268.5
Decommissioning trust funds (a):
Equity securities	20.0	—	—	20.0
Debt securities	251.9	362.1	—	614.0
Common trusts (b)				1,182.3
Financial transmission rights	—	—	5.5	5.5
	$540.4	$362.1	$5.5	$2,090.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.4	$—	$—	$3.4
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	259.9	319.1	—	579.0
Common trusts (b)				1,012.5
Financial transmission rights	—	—	8.5	8.5
	$276.2	$319.1	$8.5	$1,616.3

Entergy Louisiana

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$776.7	$—	$—	$776.7
Decommissioning trust funds (a):
Equity securities	22.8	—	—	22.8
Debt securities	373.2	619.4	—	992.6
Common trusts (b)				1,738.4
Storm reserve escrow account	235.0	—	—	235.0
Financial transmission rights	—	—	16.7	16.7
	$1,407.7	$619.4	$16.7	$3,782.2

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$326.8	$—	$—	$326.8
Decommissioning trust funds (a):
Equity securities	14.5	—	—	14.5
Debt securities	326.0	582.1	—	908.1
Common trusts (b)				1,506.5
Storm reserve escrow account	256.7	—	—	256.7
Financial transmission rights	—	—	8.6	8.6
	$924.0	$582.1	$8.6	$3,021.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$341.5	$—	$—	$341.5
Financial transmission rights	—	—	0.4	0.4
	$341.5	$—	$0.4	$341.9

Liabilities:
Natural gas swaps	$5.3	$—	$—	$5.3

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$155.5	$—	$—	$155.5
Natural gas swaps	1.6	—	—	1.6
	$157.1	$—	$—	$157.1

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

Entergy New Orleans

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$110.2	$—	$—	$110.2
Storm reserve escrow account	73.8	—	—	73.8
Financial transmission rights	—	—	1.8	1.8
	$184.0	$—	$1.8	$185.8

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.4	$—	$—	$31.4
Securitization recovery trust account	1.6	—	—	$1.6
Storm reserve escrow account	83.7	—	—	83.7
Financial transmission rights	—	—	1.3	1.3
	$116.7	$—	$1.3	$118.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$274.9	$—	$—	$274.9
Securitization recovery trust account	1.5	—	—	1.5
Financial transmission rights	—	—	2.1	2.1
Interest rate swaps	—	0.5	—	0.5
	$276.4	$0.5	$2.1	$279.0

Liabilities:
Interest rate swaps	$—	$3.0	$—	$3.0

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$184.7	$—	$—	$184.7
Securitization recovery trust account	2.7	—	—	2.7
Financial transmission rights	—	—	1.9	1.9
	$187.4	$—	$1.9	$189.3

System Energy

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	8.6	—	—	8.6
Debt securities	280.5	314.5	—	595.0
Common trusts (b)				1,127.1
	$289.1	$314.5	$—	$1,730.7

2024	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.5	$—	$—	$28.5
Decommissioning trust funds (a):
Equity securities	2.4	—	—	$2.4
Debt securities	262.4	297.4	—	559.8
Common trusts (b)				966.9
	$293.3	$297.4	$—	$1,557.6

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the year ended December 31, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2025	$8.5	$8.6	($0.5)	$1.3	$1.9
Issuances of financial transmission rights	11.8	28.7	1.5	2.9	4.0
Gains included as a regulatory liability/asset	36.5	80.4	10.9	12.6	12.0
Settlements	(51.3)	(101.0)	(11.5)	(15.0)	(15.8)
Balance as of December 31, 2025	$5.5	$16.7	$0.4	$1.8	$2.1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized gains/(losses) recognized during the year ended December 31, 2025 on equity securities still held as of December 31, 2025 were $475 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale debt securities held as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$2,202	$2,047
Unrealized gains	$28	$7
Unrealized losses	$45	$80

As of December 31, 2025 and 2024, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,219 million as of December 31, 2025 and $2,121 million as of December 31, 2024.  As of December 31, 2025, available-for-sale debt securities had an average coupon rate of approximately 4.17%, an average duration of approximately 6.23 years, and an average maturity of approximately 10.54 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2025 and 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$361	$3	$1,102	$24
More than 12 months	549	42	510	56
Total	$910	$45	$1,612	$80

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Millions)
Less than 1 year	$31	$36
1 year - 5 years	649	574
5 years - 10 years	645	629
10 years - 15 years	188	166
15 years - 20 years	218	218
20 years+	471	424
Total	$2,202	$2,047

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(In Millions)
Proceeds from disposition of securities	$902	$1,258	$661
Realized gains	$6	$5	$1
Realized losses	$13	$89	$37

During the years ended December 31, 2025, 2024, and 2023 gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$614.0	$579.0
Unrealized gains	$7.5	$1.2
Unrealized losses	$14.2	$25.8

The amortized cost of available-for-sale debt securities was $620.7 million as of December 31, 2025 and $603.5 million as of December 31, 2024.  As of December 31, 2025, the available-for-sale debt securities had an average coupon rate of approximately 3.88%, an average duration of approximately 6.49 years, and an average maturity of approximately 8.86 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2025 on equity securities still held as of December 31, 2025 were $137.5 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2025 and 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$89.1	$0.6	$282.8	$8.2
More than 12 months	211.1	13.6	195.0	17.6
Total	$300.2	$14.2	$477.8	$25.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Millions)
Less than 1 year	$27.7	$31.7
1 year - 5 years	140.2	142.5
5 years - 10 years	256.8	231.0
10 years - 15 years	69.1	62.2
15 years - 20 years	61.4	62.8
20 years+	58.8	48.8
Total	$614.0	$579.0

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(In Millions)
Proceeds from disposition of securities	$41.7	$210.6	$28.5
Realized gains	$0.5	$0.1	$0.1
Realized losses	$0.1	$35.8	$2.0

During the years ended December 31, 2025, 2024, and 2023, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$992.6	$908.1
Unrealized gains	$13.0	$3.6
Unrealized losses	$15.0	$26.9

The amortized cost of available-for-sale debt securities was $994.6 million as of December 31, 2025 and $931.5 million as of December 31, 2024.  As of December 31, 2025, the available-for-sale debt securities had an average coupon rate of approximately 4.41%, an average duration of approximately 6.16 years, and an average maturity of approximately 11.97 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2025 on equity securities still held as of December 31, 2025 were $204 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2025 and 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$179.8	$1.6	$543.8	$8.8
More than 12 months	196.6	13.4	178.4	18.1
Total	$376.4	$15.0	$722.2	$26.9

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Millions)
Less than 1 year	$0.9	$4.4
1 year - 5 years	259.0	188.2
5 years - 10 years	227.7	259.4
10 years - 15 years	93.6	80.9
15 years - 20 years	110.9	106.1
20 years+	300.5	269.1
Total	$992.6	$908.1

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(In Millions)
Proceeds from disposition of securities	$398.8	$547.8	$318.6
Realized gains	$2.2	$1.3	$0.5
Realized losses	$7.0	$25.8	$20.9

During the years ended December 31, 2025, 2024, and 2023, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
	(In Millions)
Fair value	$595.0	$559.8
Unrealized gains	$7.4	$1.9
Unrealized losses	$16.2	$27.6

The amortized cost of available-for-sale debt securities was $603.7 million as of December 31, 2025 and $585.5 million as of December 31, 2024.  As of December 31, 2025, the available-for-sale debt securities had an

Entergy Corporation and Subsidiaries
Notes to Financial Statements

average coupon rate of approximately 4.08%, an average duration of approximately 9.89 years, and an average maturity of approximately 6.10 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2025 on equity securities still held as of December 31, 2025 were $133.3 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2025 and 2024:

	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$91.9	$1.1	$275.6	$6.8
More than 12 months	141.7	15.1	136.8	20.8
Total	$233.6	$16.2	$412.4	$27.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Millions)
Less than 1 year	$2.2	$0.2
1 year - 5 years	249.8	243.7
5 years - 10 years	160.3	138.9
10 years - 15 years	25.5	22.7
15 years - 20 years	46.2	49.4
20 years+	111.0	104.9
Total	$595.0	$559.8

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(In Millions)
Proceeds from disposition of securities	$461.8	$500.1	$314.3
Realized gains	$3.4	$3.1	$0.6
Realized losses	$5.8	$28.0	$14.2

During the years ended December 31, 2025, 2024, and 2023, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

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

Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, is a VIE and Entergy Texas is the primary beneficiary. In April 2022, Entergy Texas Restoration Funding II issued senior secured system restoration bonds (securitization bonds) to finance Entergy Texas’s Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration costs. With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet. The creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Texas Restoration Funding II, including the transition property, and the creditors of Entergy Texas Restoration Funding II do not have recourse to the assets or revenues of Entergy Texas. Entergy Texas has no payment obligations to Entergy Texas Restoration Funding II except to remit system restoration charge collections. See Note 5 to the financial statements for additional details regarding the securitization bonds.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. The storm trust I was established as part of the May 2022 Act 293

Entergy Corporation and Subsidiaries
Notes to Financial Statements

securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Entergy Louisiana is the primary beneficiary of the storm trust I because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust I. As of December 31, 2025 and 2024, the primary asset held by the storm trust I was $2.7 billion and $2.9 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The storm trust I’s investment in affiliate preferred membership interests was purchased with the net bond proceeds of the securitization bonds issued by the LCDA. After the securitization bonds were issued, the LCDA loaned the net bond proceeds to the LURC, and pursuant to Act 293, the LURC contributed the net bond proceeds to the storm trust I. The holders of the securitization bonds do not have recourse to the assets or revenues of the trust or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $27.1 million and $28.8 million as of December 31, 2025 and 2024, respectively. See Note 2 to the financial statements for additional discussion of the securitization bonds and the preferred membership interests.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. The storm trust II was established as part of the March 2023 Act 293 securitization of Entergy Louisiana’s Hurricane Ida restoration costs, less Hurricane Ida amounts previously financed in May 2022 in a prior securitization transaction. Entergy Louisiana is the primary beneficiary of the storm trust II because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust II. As of December 31, 2025 and 2024, the primary asset held by the storm trust II was $1.3 billion and $1.4 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The storm trust II’s investment in affiliate preferred membership interests was purchased with the net bond proceeds of the securitization bonds issued by the LCDA. After the securitization bonds were issued, the LCDA loaned the net bond proceeds to the LURC, and pursuant to Act 293, the LURC contributed the net bond proceeds to the storm trust II. The holders of the securitization bonds do not have recourse to the assets or revenues of the storm trust II or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $13.1 million and $13.9 million as of December 31, 2025 and 2024, respectively. See Note 2 to the financial statements for additional discussion of the securitization bonds and the preferred membership interests.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant.  System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements. System Energy made payments under this arrangement, including interest, of $17.2 million in 2025, 2024, and 2023.  The lessor is a bank acting in the capacity of owner trustee for the benefit of equity investors in the transaction pursuant to trust agreement entered solely for the purpose of facilitating the lease transaction.  It is possible that System Energy may be considered as the primary beneficiary of the lessor, but it is unable to apply the authoritative accounting guidance with respect to this VIE because the lessor is not required to, and could not, provide the necessary financial information to consolidate the lessor.  Because System Energy accounts for this leasing arrangement as a capital financing, however, System Energy believes that consolidating the lessor would not materially affect the financial statements.  In the event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  System Energy believes, however, that the obligations recorded on the balance sheet materially represent its potential exposure to loss.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. AR Searcy Partnership, LLC was formed to acquire and own the Searcy Solar facility. The entity is a VIE because the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kick out rights. Entergy Arkansas is the primary beneficiary of the partnership because, as the managing member, it has the right to direct the operations and receive a majority of the operating income of the partnership. See Note 1 to the financial statements for discussion of the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC. As of December 31, 2025, AR Searcy Partnership, LLC recorded assets equal to $124.4 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.1 million. As of December 31, 2024, AR Searcy Partnership, LLC recorded assets equal to $129.7 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.2 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC, is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. MS Sunflower Partnership, LLC, was formed to acquire and own the Sunflower Solar facility. The entity is a VIE because the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kick out rights. Entergy Mississippi is the primary beneficiary of the partnership because, as the managing member, it has the right to direct the operations and receive a majority of the operating income of the partnership. See Note 1 to the financial statements for discussion of the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Mississippi’s investment in MS Sunflower Partnership, LLC. As of December 31, 2025, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $134.9 million. As of December 31, 2024, MS Sunflower Partnership, LLC recorded assets equal to $157.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $132.7 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

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

As described in Note 19 to the financial statements, all of System Energy’s operating revenues consist of billings to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, and billings to Entergy Louisiana through September 30, 2025. See Note 8 to the financial statements for discussion of the amendment to the Unit Power Sales Agreement as of October 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As described in Note 4 to the financial statements, the Registrant Subsidiaries participate in the Entergy system money pool and earn interest income from the money pool.  As described in Note 2 to the financial statements, the Entergy Louisiana storm trust I and storm trust II receive annual dividends on their respective preferred membership interests issued by Entergy Finance Company.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.
Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2025	$96.0	$386.5	$1.0	$0.4	$—	$581.4
2024	$111.8	$312.8	$1.0	$—	$—	$583.3
2023	$125.2	$317.6	$1.0	$—	$0.7	$588.4

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2025	$534.0	$639.6	$434.4	$294.0	$313.7	$146.8
2024	$540.6	$649.3	$339.6	$293.9	$319.4	$166.6
2023	$585.8	$719.8	$345.2	$302.5	$316.8	$179.0

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2025	$1.7	$299.1	$2.9	$0.3	$0.7	$0.5
2024	$2.2	$315.4	$0.4	$0.2	$2.7	$0.8
2023	$0.7	$303.2	$0.2	$1.0	$1.8	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers. Entergy’s total revenues for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Thousands)
Utility:
Residential	$4,819,531	$4,509,553	$4,552,804
Commercial	3,113,791	2,952,398	2,997,888
Industrial	3,602,300	3,197,835	3,170,090
Governmental	276,145	268,222	270,640
Total billed retail	11,811,767	10,928,008	10,991,422

Sales for resale (a)	397,507	278,700	366,348
Other electric revenues (b)	518,746	360,949	352,056
Revenues from contracts with customers	12,728,020	11,567,657	11,709,826
Other Utility revenues (c)	47,294	60,075	132,628
Electric revenues	12,775,314	11,627,732	11,842,454

Natural gas revenues	112,607	178,070	180,490

Other revenues (d)	58,765	73,851	124,468

Total operating revenues	$12,946,686	$11,879,653	$12,147,412

The Utility operating companies’ total revenues for the year ended December 31, 2025 were as follows:

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$1,064,749	$1,694,005	$774,235	$311,872	$974,670
Commercial	597,511	1,195,517	609,578	221,835	489,350
Industrial	733,895	2,067,674	222,997	28,261	549,473
Governmental	19,556	90,585	59,584	76,553	29,867
Total billed retail	2,415,711	5,047,781	1,666,394	638,521	2,043,360
Sales for resale (a)	212,628	434,436	162,380	53,010	13,448
Other electric revenues (b)	140,437	206,488	106,884	5,809	64,500
Revenues from contracts with customers	2,768,776	5,688,705	1,935,658	697,340	2,121,308
Other revenues (c)	15,271	(892)	20,047	6,553	6,276
Electric revenues	2,784,047	5,687,813	1,955,705	703,893	2,127,584
Natural gas revenues	—	44,286	—	68,321	—
Total operating revenues	$2,784,047	$5,732,099	$1,955,705	$772,214	$2,127,584

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Utility operating companies’ total revenues for the year ended December 31, 2024 were as follows:

2024	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$999,641	$1,554,400	$724,601	$308,757	$922,154
Commercial	571,574	1,100,309	577,484	229,648	473,383
Industrial	632,144	1,781,615	195,194	29,821	559,061
Governmental	18,622	85,537	56,420	79,060	28,583
Total billed retail	2,221,981	4,521,861	1,553,699	647,286	1,983,181
Sales for resale (a)	169,409	335,375	128,781	48,042	17,174
Other electric revenues (b)	53,492	187,097	72,237	6,782	46,710
Revenues from contracts with customers	2,444,882	5,044,333	1,754,717	702,110	2,047,065
Other revenues (c)	15,299	23,825	9,876	6,244	3,085
Electric revenues	2,460,181	5,068,158	1,764,593	708,354	2,050,150
Natural gas revenues	—	75,860	—	102,210	—
Total operating revenues	$2,460,181	$5,144,018	$1,764,593	$810,564	$2,050,150

The Utility operating companies’ total revenues for the year ended December 31, 2023 were as follows:

2023	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$996,760	$1,576,129	$748,428	$317,188	$914,299
Commercial	584,304	1,104,509	604,343	235,193	469,539
Industrial	635,472	1,720,298	217,916	31,831	564,573
Governmental	20,409	83,736	60,477	77,152	28,866
Total billed retail	2,236,945	4,484,672	1,631,164	661,364	1,977,277
Sales for resale (a)	269,648	357,900	104,058	63,360	10,497
Other electric revenues (b)	121,425	151,252	49,752	(992)	35,988
Revenues from contracts with customers	2,628,018	4,993,824	1,784,974	723,732	2,023,762
Other revenues (c)	18,378	79,415	17,559	14,242	4,824
Electric revenues	2,646,396	5,073,239	1,802,533	737,974	2,028,586
Natural gas revenues	—	74,531	—	105,959	—
Total operating revenues	$2,646,396	$5,147,770	$1,802,533	$843,933	$2,028,586

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
(b)Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market, unbilled revenue, the return on construction work in progress for certain utility plant investments, and certain customer credits as directed by regulators.

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

To the extent that deliveries have occurred, but a bill has not been issued, Entergy’s Utility operating companies record an estimate for energy delivered since the latest billings. The Utility operating companies calculate the estimate based upon several factors including actual metered customer usage, billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and tariff rates of power in the respective jurisdiction. The inputs are revised as needed to approximate actual usage and cost. Each month, estimated unbilled amounts are recorded as revenue and accounts receivable, and the prior month’s estimate is reversed. Price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the other.

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

Most of Entergy’s contracts are on demand, with customer bills that vary each month based on an approved tariff and usage. Certain retail customers, primarily large industrial customers from various industries, have electric service agreements that require a fixed amount of consideration to be paid through the end of a contract term longer than one year. As of December 31, 2025, the amount of revenues related to this fixed consideration that Entergy expects to recognize over the remaining contract terms, extending through 2048, was $8,038 million for Entergy, including $4,418 million for Entergy Arkansas, $849 million for Entergy Louisiana, $2,567 million for Entergy Mississippi, and $204 million for Entergy Texas. These contracts also require variable payments based on the actual amount of energy service, which are recognized as revenue as Entergy has the right to bill the customer for services performed.

System Energy’s only source of revenue is the sale of electric power and capacity generated from its 90% interest in the Grand Gulf nuclear plant to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans. System Energy issues monthly bills to its affiliated customers equal to its actual operating costs plus a return on common equity approved by the FERC. Effective January 1, 2025, Entergy Louisiana divested all of its 14% share of capacity and energy from Grand Gulf and all of the capacity and energy from Grand Gulf that it purchases from Entergy Arkansas (approximately 2.43%) to Entergy Mississippi. This divestiture was effectuated initially under a designated PPA between Entergy Louisiana and Entergy Mississippi, which was accepted by the FERC in November 2024. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. An amended Unit Power Sales Agreement became effective as of October 1, 2025, which removed Entergy Louisiana from the entitlement and responsibility to purchase power from Grand Gulf. Thus on October 1, 2025, the MSS-4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

replacement PPA was terminated. See Note 8 to the financial statements for further discussion of System Energy and the Unit Power Sales Agreement.

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

Natural Gas

Prior to the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025, Entergy New Orleans and Entergy Louisiana distributed natural gas to retail customers in and around New Orleans, Louisiana and Baton Rouge, Louisiana, respectively. Gas transferred to customers was measured by a cubic meter at the customer’s property. Entergy issued monthly invoices to customers at rates approved by regulators for the volume of gas transferred to date. See “Dispositions - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025.

Other Revenues

Entergy’s revenues from its non-utility operations include the sale of electric power and capacity to wholesale customers, day-ahead sales of energy in a market administered by an ISO, and operation and management services fees.

Recovery of Fuel Costs

Entergy’s Utility operating companies’ rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Where the fuel component of revenues is based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. System Energy’s operating revenues are intended to recover from Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans operating expenses and capital costs attributable to Grand Gulf. The capital costs are based on System Energy’s common equity funds allocable to its net investment in Grand Gulf, plus System Energy’s effective interest cost for its debt allocable to its investment in Grand Gulf.

Taxes Imposed on Revenue-Producing Transactions

Governmental authorities assess taxes that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes.  Entergy presents these taxes on a net basis, excluding them from revenues.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of default on its accounts receivables. The following table sets forth a reconciliation of changes in the allowance for doubtful accounts for the years ended December 31, 2025, 2024, and 2023.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2022	$30.9	$6.5	$7.6	$2.5	$11.9	$2.4
Provisions	38.7	9.4	13.9	7.3	3.4	4.7
Write-offs	(83.1)	(20.6)	(31.3)	(10.4)	(10.7)	(10.1)
Recoveries	39.4	11.9	15.9	3.9	3.2	4.5
Balance as of December 31, 2023	$25.9	$7.2	$6.1	$3.3	$7.8	$1.5
Provisions	32.0	7.0	10.0	4.8	4.6	5.6
Write-offs	(71.2)	(17.5)	(23.3)	(11.5)	(10.4)	(8.5)
Recoveries	31.2	8.0	10.2	5.6	4.7	2.7
Balance as of December 31, 2024	$17.9	$4.7	$3.0	$2.2	$6.7	$1.3
Provisions	58.7	13.1	19.6	8.5	3.5	14.0
Write-offs	(78.1)	(18.9)	(23.6)	(16.6)	(9.5)	(9.5)
Recoveries	33.8	8.4	10.1	9.4	3.1	2.8
Balance as of December 31, 2025	$32.3	$7.3	$9.1	$3.5	$3.8	$8.6
The allowance is calculated as the historical rate of customer write-offs multiplied by the current accounts receivable balance, taking into account the length of time the receivable balances have been outstanding. The rate of customer write-offs has historically experienced minimal variation, although general economic conditions can affect the rate of customer write-offs. Management monitors the current condition of individual customer accounts and general economic conditions to manage collections and ensure bad debt expense is recorded in a timely manner.

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

Utility Regulatory Risks

•The terms and conditions of service, including electric rates, of the Registrant Subsidiaries are determined through regulatory approval proceedings that can be lengthy and subject to appeal, potentially resulting in lengthy litigation and uncertainty as to ultimate results.
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
•Weather, economic conditions, technological developments, and other factors may have a material impact on electricity usage and otherwise materially affect the Utility operating companies’ results of operations.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy
•The reputation of Entergy or its Registrant Subsidiaries may be materially adversely affected by negative publicity or the inability to meet their stated goals, among other potential causes.
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
•The success of certain Utility operating companies’ investments in new generation and transmission assets to support large-scale data centers depends on a limited number of such customers, the continued demand for electricity to power data centers and the successful completion of the associated generation and transmission projects. Any reduction in the demand for electricity to power data centers or delays or unexpected costs associated with such projects may harm the growth prospects, future operating results and financial condition of Entergy and these Utility operating companies.
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
•System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on sales to affiliated companies for all of its revenues. Certain contractual arrangements relating to System Energy, such affiliated companies, and these revenues are the subject of ongoing and potential future litigation and regulatory proceedings.
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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and energy delivery to retail customers.  Entergy owns and operates power plants with approximately 25,000 MW of electric generating capacity. Entergy delivers electricity to approximately 3.1 million Utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $12.9 billion in 2025 and had approximately 12,000 employees as of December 31, 2025.

Entergy operates primarily through a single reportable segment, Utility. The Utility segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans. Louisiana operations, including New Orleans, operated small natural gas distribution businesses through June 30, 2025. See “Dispositions - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025. See Note 13 to the financial statements for discussion of and financial information regarding Entergy’s reportable segment.

Strategy

Entergy’s strategy is to operate and grow its utility business designed to understand and meet customer needs, creating value for all of its key stakeholders, including customers, communities, employees, and owners. Entergy is focused on keeping costs for customers as low as possible while providing reliable energy that communities count on. Entergy invests significant capital to support customer growth as well as reliability and resilience. Entergy is also investing in clean energy to meet customer demands. Entergy manages risks by ensuring its Utility investments are customer-driven, supported by robust analysis, inclusive of broad stakeholder outreach, and executed with disciplined project management.

Utility

The Utility segment includes five retail electric utility subsidiaries: Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute, and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas.  Prior to the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025, Entergy Louisiana and Entergy New Orleans also provided natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. See “Dispositions - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans.  The five retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The Utility has a diverse power generation portfolio including nuclear, hydroelectric, solar, and highly efficient natural gas.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2025, the Utility operating companies provided retail electric service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers
	Area Served	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	738	24
Entergy Louisiana	Portions of Louisiana	1,115	36
Entergy Mississippi	Portions of Mississippi	459	15
Entergy New Orleans	City of New Orleans	209	7
Entergy Texas	Portions of Texas	538	18
Total		3,059	100

Prior to the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025, Entergy New Orleans and Entergy Louisiana provided both retail electric and gas service to customers. See “Dispositions - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses.

Electric and Natural Gas Energy Sales

Electric Energy Sales

The total electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On July 22, 2025, Entergy reached a 2025 peak demand of 23,624 MWh, compared to the 2024 peak of 22,697 MWh recorded on August 6, 2024.  Selected electric energy sales data for 2025 is shown in the table below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(GWh)
Sales to retail customers	25,903	62,003	13,354	5,578	22,122	—	128,960
Sales for resale:
Affiliates	1,913	6,477	—	8	—	10,621	—
Others	4,545	1,388	4,966	1,696	402	—	12,997
Total	32,361	69,868	18,320	7,282	22,524	10,621	141,957
Average use per residential customer (kWh)	13,021	14,789	14,534	12,599	14,737	—	14,172

(a)Includes the effect of intercompany eliminations.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The following table illustrates the Utility operating companies’ 2025 combined electric sales volume as a percentage of total electric sales volume, and 2025 combined electric revenues as a percentage of total 2025 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	26.2	37.7
Commercial	20.1	24.4
Industrial (a)	42.9	28.2
Governmental	1.7	2.2
Wholesale/Other	9.1	7.5

(a)Major industrial customers are primarily in the petroleum refining and chemical industries.

Natural Gas Energy Sales

Prior to the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025, Entergy New Orleans and Entergy Louisiana provided both electric power and natural gas to retail customers. See “Dispositions - Natural Gas Distribution Businesses” in Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses.

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

	Rate base (in billions)	Current authorized return on common equity	Weighted-average cost of capital (after-tax)	Equity ratio	Regulatory construct
Entergy Arkansas	$11.4 (a)	9.15% - 10.15%	5.76%	38.03% (b)	- forward test year formula rate plan with a rate case required at least every 10 years - riders: fuel and purchased power, MISO, capacity, Grand Gulf, energy efficiency, Generating Arkansas Jobs Act
Entergy Louisiana	$16.7 (c)	9.3% - 10.1%	6.95%	50.91%	- formula rate plan through 2024 test year; periodic rate cases - riders: fuel, capacity, transmission, distribution, tax adjustment, MISO, resilience plan

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

	Rate base (in billions)	Current authorized return on common equity	Weighted-average cost of capital (after-tax)	Equity ratio	Regulatory construct
Entergy Mississippi	$4.6 (d)	10.25% - 12.26%	7.69%	49.83%	- formula rate plan with forward-looking features
 - riders: fuel, Grand Gulf, MISO, unit power cost, storm damage mitigation and restoration, ad valorem tax adjustment, grid modernization, restructuring credit, power management, formula rate plan interim facilities rate adjustment

Entergy New Orleans	$1.2 (e)	8.85% - 9.85%	7.35%	55% (f)	- formula rate plan with forward-looking features; periodic rate cases - riders: fuel and purchased power, MISO, energy efficiency, environmental, capacity costs, RSHCR, among others
Entergy Texas	$4.4 (g)	9.57%	6.61%	51.2%
 - historical test year rate case at least every four years and interim rate base riders (distribution, transmission, generation, and MISO capacity cost recovery riders )

 - riders: fuel, capacity, cost recovery riders (distribution, transmission, and generation), rate case expenses, and advanced metering infrastructure surcharge, among others

System Energy	$1.79 (h)	9.65%	7.81%	50.8%	- monthly cost of service

(a)Based on 2026 test year.
(b)Based on $2.2 billion in accumulated deferred income taxes at a 0% cost rate included in the weighted-average cost of capital calculation.
(c)Based on December 31, 2024 test year and excludes approximately $200 million of transmission plant investment included in the transmission recovery mechanism and approximately $400 million of distribution plant investment included in the distribution recovery mechanism, as well as approximately $400 million of transmission and distribution plant investment included in the resilience plan cost recovery rider.
(d)Based on 2025 forward test year.
(e)Based on December 31, 2024 test year and known and measurables through December 31, 2025.
(f)In October 2023 the City Council approved a three-year extension of Entergy New Orleans’s formula rate plan, modified to reflect a 55% equity ratio for rate setting purposes.
(g)Based on December 31, 2021 test year and excludes $0.9 billion in cost recovery riders.
(h)Based on calculation as of December 31, 2025 for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. Effective July 2022, Entergy Mississippi’s bills from System Energy reflect a rate base reduction for the advance collection of sale-leaseback rental costs, resulting in a calculation of $1.78 billion as of December 31, 2025. See Note 2 to the financial statements for discussion of the System Energy settlement agreements.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Arkansas

Formula Rate Plan

Between base rate cases, Entergy Arkansas is able to adjust base rates annually, subject to certain caps, through formula rate plans that utilize a forward test year. Entergy Arkansas is subject to a maximum rate change of 4% of the filing year total retail revenue. In addition, Entergy Arkansas is subject to a true-up of projection to actuals netted with future projection. In response to Entergy Arkansas’s application for a general change in rates in 2015, the APSC approved the formula rate plan tariff proposed by Entergy Arkansas including its use of a projected year test period and an initial five-year term. The initial five-year term expired in 2021. As granted by Arkansas law, Entergy Arkansas obtained APSC approval of the extension of the formula rate plan tariff for an additional five-year term, through 2026. As part of the settlement of the 2023 formula rate plan proceeding, Entergy Arkansas agreed to file its next base rate case no later than February 27, 2026. As part of Entergy Arkansas’s base rate case in 2026, Entergy Arkansas will include a request for continued regulation under a formula rate review mechanism.

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

In July 2025, Entergy Arkansas submitted a tariff filing with the APSC requesting approval of a strategic investment recovery rider, consistent with the provisions of Act 373. In October 2025 the APSC issued an order approving the proposed rider with several revisions, including elimination of an annual true-up adjustment, a change in cost allocation methodology, the removal of excess and deficient accumulated deferred income taxes to a separate rider, and the addition of reporting requirements. As directed by the order, in October 2025, Entergy Arkansas made a compliance filing. In November 2025, the APSC general staff recommended additional updates to the compliance filing, including limiting the accumulated deferred income tax adjustment to excess accumulated deferred income taxes. Also, in November 2025, Entergy Arkansas filed a second compliance filing, which was approved by the APSC.

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

Entergy Louisiana

Formula Rate Plan

Entergy Louisiana historically sets electric base rates annually through a formula rate plan using a historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. In 2021 the LPSC approved a settlement extending the formula rate plan for test years 2020, 2021, and 2022. Certain modifications were made in that extension, including a decrease to the allowed return on equity, narrowing of the earnings “dead band” around the mid-point allowed return on equity, elimination of sharing above and below the earnings “dead band,” and the addition of a distribution cost recovery mechanism. The formula rate plan continues to include exceptions from the rate cap and sharing requirements for certain large capital investment projects, including acquisition or construction of generating facilities and purchase power agreements approved by the LPSC, certain transmission investments, and certain distribution investments, among other items. In August 2024 the LPSC approved a settlement further extending the formula rate plan for test years 2023, 2024, and 2025. Certain modifications were made in that extension, including expansion of the tax adjustment mechanism (formerly the tax reform adjustment mechanism), a more streamlined and defined process for resolving formula rate plan test years, a narrowed “earnings” dead band, removal of certain legacy provisions that pre-dated the business combination, and the addition of a dedicated cost recovery mechanism for renewable resources.

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

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Louisiana historically hedged approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity was reviewed on an annual basis. In November 2018, Entergy Louisiana received approval from the LPSC to suspend these seasonal hedging programs and implement financial hedges with terms up to five years for a portion of its natural gas exposure. In May 2024, following the conclusion of its five-year hedging program, Entergy Louisiana filed an application with the LPSC for a permanent hedging program. The permanent gas hedging program would also utilize financial hedges for a portion of Entergy Louisiana’s non-industrial natural gas exposure. In February 2025, Entergy Louisiana filed a motion to suspend the procedural schedule to allow for the parties to discuss settlement. The motion was granted. The parties remain engaged in settlement discussions with a status conference scheduled in March 2026.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Louisiana’s filings to recover storm-related costs.

In March 2025, Entergy Louisiana filed an application asking that the LPSC issue an order establishing a presumption, in future proceedings involving Entergy Louisiana’s petition for a financing order allowing securitization of storm costs, that the LPSC will enter a decision on the request for a financing order within 120 days from the date of the filing of the petition, while preserving the LPSC’s jurisdiction to complete its full prudence review. The filing was rejected on procedural grounds. In June 2025 the LPSC approved a directive providing, among other things, that any utility seeking securitization for storm costs in 2025 must file a proposed financing order with its application and that the LPSC staff must use best efforts to deliver the financing order to the LPSC for consideration at the next available Business and Executive meeting after the application is filed.

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

In 2023, Entergy Louisiana made a filing to seek approval from the LPSC for an alternative to the requests for proposals (RFP) process that would enable the acquisition of up to 3 GW of solar resources on a faster timeline than the then-current RFP and certification processes could allow. The initial phase of the filing established the need for the acquisition of additional resources and the need for an alternative to the RFP process. The second phase of the filing contained the details of the proposal for the alternative competitive procurement process and the information necessary to support certification. In addition to the acquisition of up to 3 GW of solar resources, the filing also sought approval of a new renewable energy credits-based tariff, the Geaux ZERO rider. In June 2024 the LPSC issued an order approving the application. In August 2025 the LPSC issued an order accepting a settlement in a proceeding addressing Entergy Louisiana’s request for certification of generation and transmission resources in connection with extending service to a data center customer in north Louisiana. The settlement provides for Entergy Louisiana, within six months of the order accepting the settlement, to make a filing with the LPSC seeking to modify its expedited procurement process to include additional clean resource types (including onshore wind) and additional changes (including modifications to the breakeven parameters established in connection with the order approving the alternative competitive procurement process). The settlement does not purport to impose any obligation upon the LPSC to act on the required filing, and all parties reserve their rights with respect to such filing.

In May 2025, Entergy Louisiana filed an application seeking authorization to implement, over a five-year period, a suite of proposed demand response (DR) offerings and a new tariff (Schedule DRP) providing customer

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy incentive levels to participate in such programs. The proposed programs consist of: (1) for residential customers, smart thermostat DR, battery energy storage DR, and an electric vehicle behavioral charging offering; (2) for agricultural customers, an Agricultural Irrigation Load Control program; and (3) for commercial and industrial customers, an aggregated capacity DR offering. Entergy Louisiana anticipates registering certain of the DR resources with MISO and further estimates that the total costs of implementing the programs over the full, five-year period from 2026 through 2030 will be up to approximately $81 million. In January 2026, Entergy Louisiana filed an unopposed motion to suspend the procedural schedule in this proceeding to allow the parties to engage in settlement negotiations, and the ALJ granted the motion and suspended the procedural schedule. In February 2026, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval of an uncontested stipulated settlement agreement supporting approval of the propose DR programs subject to various terms. The proposed stipulated settlement agreement will be considered by the ALJ in first quarter 2026.

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

Other

In October 2022 the MPSC adopted the Distributed Generation Rule. The Distributed Generation Rule maintains the 3% net metering participation cap. The Distributed Generation Rule grandfathers a 2.5 cents per kWh distributed generation benefits adder for 25 years and expands eligibility for the 2 cents per kWh low-income benefits adder to households up to 225% of the federal poverty level and grandfathers that adder for 25 years. The Distributed Generation Rule also directs utilities to make rate filings implementing up-front incentives for distributed generating systems and demand response battery systems, and to establish a public K-12 solar for schools program. In August 2023 the MPSC approved Entergy Mississippi’s proposed solar for schools rate schedule under the Distributed Generation Rule. In June 2025 the MPSC initiated a rulemaking proceeding in which it sought to amend the Distributed Generation Rule, in part, to delete the solar for schools program. The MPSC subsequently issued an order staying the program pending the outcome of the rulemaking docket. Entergy Mississippi and twelve other intervenors submitted public comments in the docket. There has been no further action to date.

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

Other

In May 2021 the City Council established the Renewable and Clean Portfolio Standard. The four components implemented were: (1) a mandatory requirement that Entergy New Orleans achieve 100% net zero carbon emissions by 2040; (2) reliance on renewable energy credits purchased without the associated energy for compliance with the standard being phased out over the ten-year period from 2040 to 2050; (3) no carbon-emitting resources in the portfolio of resources Entergy New Orleans uses to serve New Orleans by 2050; and (4) a mechanism to limit costs in any one plan year to no more than one percent of plan year total utility retail sales

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy revenues. In addition, there is an alternative compliance payment value per MWh, which is established with each annual compliance plan submittal. Entergy New Orleans will pay this if it is unable to comply with the Renewable and Clean Portfolio Standard. Such compliance payments are to be paid into a clean energy fund established by the City Council.

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

Fuel and Purchased Power Cost Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, that are not included in base rates.  Historically, semi-annual revisions of the fixed fuel factor have been made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT. In the course of this reconciliation, the PUCT determines whether eligible fuel and fuel-related expenses and revenues are necessary and reasonable and makes a prudence finding for each of the fuel-related contracts entered into during the reconciliation period. In 2023 the Texas legislature modified the Texas Utilities Code with regard to how material over- and under-recovered fuel balances are to be addressed and directed that fuel reconciliations must be filed at least once every two years. In July 2025 the PUCT initiated a rulemaking to effectuate the new legislation. In December 2025 the PUCT adopted amendments to its fuel rules that maintain a periodic revision to utility fuel factors coupled with accelerated processing of surcharges and refunds to address material over- and under-recovered amounts.

At the PUCT’s April 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy. The PUCT issued an order in May 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth. The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements to be recovered through a purchased power capacity rider. No Texas utility, including Entergy Texas, has exercised the option to recover capacity costs under the rider mechanism, but Entergy Texas will continue to evaluate the benefits of utilizing the rider to recover future capacity costs. In 2023 the Texas legislature modified the Texas Utilities Code to permit a utility to seek pre-approval from the PUCT for a purchased power agreement of three years or more if such approval is a precondition to the effectiveness of such agreements, regardless of whether the utility intends to recover costs associated with the purchased power agreement through a purchased power capacity rider. In June 2025 the Texas legislature modified the Texas Utilities Code to establish a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates through a rider that is updated annually.

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

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 175 incorporated municipalities and in the unincorporated areas of approximately 59 parishes of Louisiana.  Municipal franchise agreement terms range from 25 to 60 years while parish franchise terms range from 15 to 99 years.

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

Entergy New Orleans provides electric service in the City of New Orleans pursuant to indeterminate permits set forth in city ordinances.  These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans’s electric utility properties.

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas and holds non-exclusive franchises to provide electric service in approximately 70 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire over the period 2026-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property and Other Generation Resources

Owned Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2025 is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	CT / CCGT (b)	Legacy Gas/Oil	Nuclear (c)	Coal	Hydro (c)	Solar (c)
Entergy Arkansas	5,542	1,535	522	1,807	974	74	630
Entergy Louisiana	10,853	5,659	2,799	2,055	340	—	—
Entergy Mississippi	3,031	1,720	793	—	416	—	102
Entergy New Orleans	669	642	—	—	—	—	27
Entergy Texas	3,275	1,023	2,001	—	251	—	—
System Energy	1,251	—	—	1,251	—	—	—
Total	24,621	10,579	6,115	5,113	1,981	74	759

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

Summer peak load for the Utility has averaged 22,168 MW over the previous decade.

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

The Utility operating companies’ long-term resource strategy (Portfolio Transformation Strategy) calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted. Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 9,430 MW of new long-term resources and the deactivation of about 4,004 MW of legacy generation. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

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
•In December 2020, Entergy Texas selected the 1,158 MW self-build alternative, Orange County Advanced Power Station, out of the 2020 Entergy Texas combined cycle, gas turbine RFP. Regulatory approval was received in November 2022 and construction has commenced. The facility is expected to be in service by mid-2026;
•In August 2022, Entergy Arkansas signed an agreement for the purchase of an approximately 250 MW to-be-constructed solar photovoltaic energy facility, Driver Solar facility, located near Osceola, Arkansas. Also in August 2022, Entergy Arkansas received regulatory approval from the APSC for acquisition of the Driver Solar facility. In August 2024, Entergy Arkansas acquired the facility. The Driver Solar facility commenced commercial operation in December 2024;
•Entergy Louisiana began construction on the 49 MW Sterlington solar project in December 2024, located in Sterlington, Louisiana. The facility achieved commercial operation in January 2026;
•In May 2023, Entergy Mississippi selected the 80 MW Delta Solar facility, to be located in Bolivar County, Mississippi, out of the 2022 Entergy Mississippi fall renewable RFP. Construction is in progress, and the facility is expected to achieve commercial operation by the end of 2027;
•In May 2023, Entergy Mississippi selected the 190 MW Penton Solar facility, to be located in DeSoto County, Mississippi, out of the 2022 Entergy Mississippi fall renewable RFP. Construction is in progress, and the facility is expected to achieve commercial operation by early 2028;
•In July 2025, Entergy Louisiana filed an application with the LPSC seeking regulatory certification of Bogalusa West Solar, a 200 MW single axis tracking solar photovoltaic power facility to be located in Washington Parish, Louisiana. The certification filing was accepted by the LPSC in October 2025 and approved in November 2025. The facility is expected to achieve commercial operation in September 2028;
•In December 2025, Entergy Louisiana filed an application with the LPSC seeking regulatory certification of the Segno Solar and Votaw Solar facilities;
•In February 2026, Entergy Louisiana filed an application with the LPSC for approval and certification to construct the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish; and
•In February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana, and existing Roy S. Nelson site in Westlake, Louisiana, respectively.

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
•Entergy Mississippi’s cost-based purchase, beginning in January 2013, of 90 MW from Entergy Arkansas’s share of Grand Gulf. Cost recovery for the 90 MW was approved by the MPSC in January 2013;
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
•In October 2022, Entergy Mississippi and Wildwood Solar, LLC executed a 20-year PPA for approximately 100 MW from a to-be-constructed solar photovoltaic energy facility located in Tallahatchie County, Mississippi. In August 2023 the MPSC approved the PPA, and the facility achieved commercial operation in December 2025;

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
•In October 2022, Entergy Arkansas and Flat Fork Solar, LLC executed a 20-year PPA for approximately 200 MW from a to-be-constructed solar photovoltaic energy facility located in St. Francis County, Arkansas. In September 2023 the APSC approved the PPA, and the facility achieved commercial operation in August 2025;
•In October 2022, Entergy Arkansas and Forgeview Solar, LLC executed a 15-year PPA for approximately 200 MW from a to-be-constructed solar photovoltaic energy facility located in Mississippi County, Arkansas. In September 2023 the APSC approved the PPA, and the facility achieved commercial operation in December 2025; and
•In October 2023, Entergy Louisiana and Mondu Solar, LLC executed a 20-year PPA for approximately 100 MW from a to-be-constructed solar photovoltaic energy facility located in Point Coupee Parish, Louisiana. In September 2024 the LPSC approved the PPA, and the facility is expected to reach commercial operation as early as June 2026.

In July 2021, Entergy Services, on behalf of Entergy Texas, issued RFPs for solar generation resources and in October 2022, for solar photovoltaic and wind resource. In July 2024, Entergy Texas filed an application with the PUCT seeking regulatory approval for the owned resources, the 141 MW Votaw Solar facility and the 170 MW Segno Solar facility. To support demand driven by robust industrial growth, in August 2025, Entergy Texas voluntarily withdrew its filing with the PUCT to narrow its focus to dispatchable generation.

In April 2022, Entergy Services, on behalf of Entergy Arkansas, issued an RFP for solar photovoltaic and wind resources. Entergy Arkansas selected a combination of PPA and build-own-transfer resources in February 2023. One PPA project was terminated after failure to reach agreement on terms. During negotiations, a selected build-own-transfer resource, Big Island Solar, was converted to a PPA. In December 2025, Entergy Arkansas and Big Island Solar 1, LLC executed a 20-year PPA for approximately 440 MW from a to-be-constructed solar photovoltaic energy facility located in Mississippi County, Arkansas. In January 2026, Entergy Arkansas filed an application with the APSC seeking regulatory approval for the resource and requested a decision by July 2026. Subject to receipt of required regulatory approval and other conditions, the Big Island Solar facility is expected to be in service as early as July 2028.

In April 2024, Entergy Services, on behalf of Entergy Louisiana, issued an RFP for capacity and energy from existing generation resources. Entergy Louisiana selected a PPA resource in December 2024. During initial negotiations of the proposed PPA, the parties decided to amend the agreement for the Taft Cogeneration facility (discussed above) in lieu of entering into the proposed PPA. Entergy Louisiana expects to file an application with the LPSC in first quarter 2026 seeking regulatory approval to amend the agreement to extend the term by six years. Subject to receipt of required regulatory approval and other conditions, the extended delivery term of the amended agreement will commence immediately after the end of the existing term and will expire in May 2034.

In August 2024, Entergy Services, on behalf of Entergy Louisiana, issued the 3 GW Alternative Market-based Mechanism Process Solar RFP which solicits up to 3,000 MW of solar photovoltaic resources across four procurement windows. Entergy Louisiana selected a combination of PPA, build-own-transfer, and self-build alternative resources. In the first procurement window, as noted above, one of such resources (Bogalusa West) was certified by the LPSC in October 2025. Also in the first procurement window, Entergy Louisiana selected the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish. In February 2026, Entergy Louisiana filed an application with the LPSC for approval and certification and requested LPSC approval by April 2026. Negotiations of definitive agreements for the remaining resources are in progress. The RFP is expected to continue through 2026 with additional selections expected throughout the process at the conclusion of each procurement window, as applicable.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In November 2024, Entergy Services, on behalf of Entergy Louisiana, issued a Combined Cycle Combustion Turbine capacity and energy resources RFP which solicits up to 2,000 MW of generation. Entergy Louisiana selected a combination of resources that included self-build alternatives in August 2025. In February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana, and existing Roy S. Nelson site in Westlake, Louisiana, respectively. Entergy Louisiana has asked that the LPSC consider the requests in the application at or before its December 2026 meeting.

In April 2025, Entergy Services, on behalf of Entergy Mississippi, issued a renewable RFP which solicited up to 250 MW of generation. Selections are under review.

In May 2025, Entergy Services, on behalf of Entergy Arkansas, issued a renewable and storage RFP which solicited up to 1,000 MW of generation. Entergy Arkansas selected a combination of PPA, build-own-transfer, and self-build alternative resources in November 2025. Negotiations of definitive agreements are in progress.

In May 2025, Entergy Services, on behalf of Entergy Arkansas, issued a combined cycle combustion turbine RFP which solicits up to 800 MW of generation. The RFP was updated in September 2025 to include provisions for carbon capture and storage capabilities. Selections are expected in March 2026.

In October 2025, Entergy Services, on behalf of Entergy Texas, issued notice of intent to issue a combined cycle combustion turbine RFP in January 2026. The RFP solicits 650 to 800 MW of generation from eligible developmental resources and/or up to 800 MW of generation from existing, gas-fired resources.

In November 2025, Entergy Services, on behalf of Entergy Louisiana, issued advanced notice to the LPSC of intent to issue an RFP soliciting up to 1,100 MW of battery energy storage resources. Draft documents were issued in December 2025.

Other Procurements From Third Parties

The Utility operating companies have also made resource acquisitions outside of the RFP process and have also entered various limited- and long-term contracts in recent years as a result of bilateral negotiations, including among others:

•In March 2016, Entergy Arkansas (Power Block 2), Entergy Louisiana (Power Blocks 3 and 4), and Entergy New Orleans (Power Block 1) completed their respective acquisitions of the 1,980 MW (summer rating), natural gas-fired, combined cycle gas turbine Union Power Station power blocks, each rated at 495 MW (summer rating). The facility is located near El Dorado, Arkansas and has been in operation since July 2003;
•In October 2019, Entergy Mississippi acquired the Choctaw Generating Station, an 810 MW combined cycle, natural gas-fired power plant. The facility is located in Choctaw County and has been in operation since July 2003;
•In November 2020, Entergy Louisiana acquired the Washington Parish Energy Center, a 361 MW natural gas-fired peaking power plant. The facility is located approximately 60 miles north of New Orleans on a site Entergy Louisiana purchased from Calpine in 2019. Calpine began construction on the plant in early 2019 and Entergy Louisiana purchased the plant upon completion in November 2020;
•In June 2021, Entergy Texas acquired the Hardin County Peaking Facility, an existing 147 MW simple cycle gas-fired peaking power plant in Kountze, Texas, previously owned by East Texas Electric Cooperative. The facility has been in operation since January 2010;
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
•In February 2024, Entergy Louisiana and Magnolia Power executed a 10-year Capacity Credit Purchase Agreement (CCPA) for 290 MW of MISO Zone 9 Zonal Resource Credits (ZRC) associated with the Magnolia Power Generating Station. In December 2024 the LPSC approved the CCPA, with the delivery term set to commence on the first day of the 2025-2026 MISO planning year; and
•In May 2024, Entergy Mississippi and Cooperative Energy executed a one-year ZRC Purchase and Sale Agreement for a minimum of 300 MW of MISO Zone 10 ZRCs during the 2025-2026 MISO planning year. This agreement was followed by a similar agreement between the parties in November 2024 for a minimum of 350 MW of MISO Zone 10, ZRCs to be transferred over the 2026-2027, 2027-2028, and 2028-2029 planning years.
•In February 2025, Entergy Texas and Tunica Windpower, LLC executed a 15-year ZRC Purchase and Sale Agreement for the purchase of all accredited MISO Zone 10 ZRCs associated with the Delta Wind Facility located in Tunica County, Mississippi;
•In November 2025, Entergy Louisiana and Cottonwood Energy Company, LP executed an asset purchase agreement for the 1,263 MW combined-cycle natural gas-fired Cottonwood Generating Station located in Deweyville, Texas, including related assets and interests. A certification filing was made with the LPSC in December 2025; and
•In November 2025, Entergy Texas and Bayou Galion Solar Project, LLC executed a six-year ZRC Purchase and Sale Agreement for the purchase of all accredited ZRCs from the Bayou Galion Solar Facility with an expected annual average of approximately 19 MW of MISO Zone 9 ZRCs.

Power Through Programs

In December 2020, Entergy Texas filed an application with the PUCT to amend its certificate of convenience and necessity to own and operate up to 75 MW of natural gas-fired distributed generation to be installed at commercial and industrial customer premises. Under this proposal, Entergy Texas would own and operate a fleet of generators ranging from 100 kW to 10 MW that would supply a portion of Entergy Texas’s long-term resource needs and enhance the resiliency of Entergy Texas’s electric grid. This fleet of generators would also be available to customers during outages to supply backup electric service as part of a program known as “Power Through.” In its 2021 session, the Texas legislature modified the Texas Utilities Code to exempt generators under 10 MW from the requirement to obtain a certificate of convenience and necessity. In addition, the PUCT announced an intent to conduct a broad rulemaking related to distributed generation and recommended that utilities with pending applications addressing distributed generation withdraw them. Accordingly, Entergy Texas withdrew its application for a certificate of convenience and necessity and associated tariff from the PUCT without prejudice to refiling. Entergy Texas continues to deploy certain customer-sited distributed generators under an existing PUCT-approved tariff. In August 2022, Entergy Texas filed an application for PUCT approval of voluntary Rate Schedule Utility Owned Distributed Generation through which it would charge host customers for back-up service from customer-sited Power Through generators. Based on the exemption enacted by the Texas legislature in 2021, Entergy Texas’s application was not required to, and did not, seek an amendment to its certificate of convenience and necessity in order to continue deploying Power Through generators. In October 2022 two intervenors filed requests for a hearing on Entergy Texas’s application. In October 2022 the PUCT staff filed a request that the proceeding be referred to the State Office of Administrative Hearings. In January 2023 the PUCT announced an intent to develop certain broadly applicable reliability metrics against which to measure distributed generation resources and directed Entergy Texas to withdraw its application. However, the PUCT did allow Entergy Texas to continue its pilot program for Power Through generators. Entergy Texas withdrew its application. In its 2023 session, the Texas legislature modified the Texas Utilities Code to confirm Entergy Texas’s ability to provide back-up generation service using customer-sited utility-owned distributed generation and directing the PUCT to approve rates for such service upon application by Entergy Texas. In February 2024, Entergy Texas resubmitted its application for PUCT approval of voluntary Rate Schedule Utility Owned Distributed Generation. Texas cities, the Office of Public Utility Counsel, Texas Industrial Energy Consumers, and Wal-Mart, Inc. have intervened as parties. In July 2024 the proceeding was referred to the State Office of Administrative Hearings and a procedural

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy schedule was established. In November 2024, Entergy Texas filed an unopposed settlement agreement consistent with its as-filed request and a motion to admit evidence and remand the proceeding to the PUCT. Also in November 2024, the ALJ with the State Office of Administrative Hearings granted the motion and remanded the proceeding to the PUCT. In December 2024 the PUCT’s Office of Policy and Docket Management filed a proposed order for the PUCT’s consideration that would adopt the unopposed settlement, which was approved by the PUCT in February 2025.

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

In August 2021, Entergy Arkansas filed with the APSC an application seeking authority for a “Power Through” offering to deploy natural gas-fired distributed generation to provide backup generation for certain customers. The application was supported by a number of letters of interest from Entergy Arkansas customers. In May 2023 the APSC issued an order approving the Power Through offering with some modifications. In December 2023 the APSC approved a streamlined approval process for the individual Power Through generators. In July 2024, Entergy Arkansas filed tariff revisions to comply with the APSC’s order. In November 2024 the APSC approved Entergy Arkansas’s compliance tariff. In October 2025 the APSC approved Entergy Arkansas’s first Power Through project.

In October 2023, Entergy Mississippi proposed implementation of commercial scale, natural gas-fired resilient distributed generation, to be installed in front of the meter at commercial and industrial customer premises. The offering was approved by the MPSC in December 2023 along with an associated rate schedule, the Resiliency as a Service Rider Schedule. Entergy Mississippi can dispatch the units at times of peak demand, which can mitigate the typically higher energy and capacity costs borne by all customers during times of peak energy usage.

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

In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data centers campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi also executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. See the “Liquidity and Capital Resources – Uses of Capital – Additional Generation and Transmission Resources” section of Management’s Financial Discussion and Analysis for Entergy Mississippi for additional discussion of the agreements and the investments proposed in connection with service to these facilities.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Discussion and Analysis for Entergy Louisiana for additional discussion of this filing and the investments proposed in connection with new service to this data center facility.

In September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude, LLC, a subsidiary of Alphabet, Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. See the “Liquidity and Capital Resources – Uses of Capital – Special Rate Contract and Arkansas Cypress Solar” section of Management’s Financial Discussion and Analysis for Entergy Arkansas for additional discussion of the filing and the investments proposed in connection with service to data center facility.

In addition, some of the Utility operating companies are engaged in discussions with prospective customers concerning potential service to other data center projects. Because of the significant demand and energy needs associated with these facilities, which generally involve large levels of maximum demand for sustained periods throughout the day and throughout the year, extending service to these facilities often requires investment in incremental generation and transmission facilities, with a resulting risk of stranded costs if expected demand does not materialize and this risk is not mitigated through appropriate commercial terms, which are subject to negotiations with the customer. Often it is therefore necessary and appropriate for the Utility operating companies, in the electric service agreements negotiated with these customers, to include terms that provide for the prospective customer to contribute significant funds, through contributions in aid of construction or through minimum bill revenues, toward the cost of these incremental investments and that include other terms and safeguards to balance reasonably the interests of existing customers with the interests of the prospective customer. Such safeguards take many forms but may include minimum payment obligations, lengthy contract durations, customer advances for construction, and credit and collateral requirements, among other terms. Extending service to large-scale data center customers also may carry significant potential benefits to the Utility operating companies’ existing customer base as well as significant economic development benefits for the states and communities in which the new data centers are sited. These benefits include the potential for substantial contributions to the Utility operating companies’ fixed costs, which may have the effect of reducing electricity rates for all customers, as well as creating new jobs, tax revenues to local governments, indirect economic benefits, and similar benefits. Investments in significant new generation and transmission assets, such as those necessary to serve proposed large-scale data center customers, are often subject to the requirement of receiving applicable regulatory approvals from the APSC, the LPSC, the MPSC, the City Council, or the PUCT, depending on applicable regulatory rules and laws and the circumstances of the proposed investments.

Large-scale data center customers often have sustainability goals and commitments that may require the sourcing of power for these facilities from renewable or emissions-free resources, such as solar, wind, or nuclear resources, or installation of carbon capture or other technologies to reduce emissions. Many of these data center customers are willing to contribute a significant portion of the cost of these facilities in order to access these sustainable or emissions-free resources, including through subscriptions to renewable tariff offerings by the Utility operating companies, which arrangements have the potential to lower the costs of such resources as reflected in the rates of the Utility operating companies to the benefit of their other customers. This interest of prospective large-scale data center customers in sustainable and clean generating resources coincides with Entergy’s own sustainability objectives and informs the Utility operating companies’ strategies and resource planning solutions to serve these prospective customers’ needs. There can be no assurance that prospective large-scale data center customers will continue to prioritize sustainability or clean generating resources, which may affect the Utility operating companies’ strategies in the future.

Interconnections

The Utility operating companies’ generating units are interconnected to the electric system which operates at various voltages up to 500 kV.  These generating units consist of steam-turbine generators fueled by natural gas, coal, and pressurized and boiling water nuclear reactors; combustion-turbine generators, combined cycle combustion turbine generators and reciprocating internal combustion engine generators that are fueled by natural

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy gas; and inverter-based resources interconnecting both solar photovoltaic systems and energy storage devices that participate in the MISO wholesale electric market. Additionally, some of the Utility operating companies also offer customer services and products that include load-modifying and demand response resources that are interconnected to both the distribution and transmission systems and that also participate in the wholesale market. Entergy’s Utility operating companies are MISO market participants and the companies’ transmission systems are interconnected with those of many neighboring utilities.  MISO is an essential link in the safe, cost-effective delivery of electric power across all or parts of 15 U.S. states and the Canadian province of Manitoba. In addition, the Utility operating companies are members of the SERC Reliability Corporation (SERC), the Regional Entity with delegated authority from the North American Electric Reliability Corporation (NERC) for the purpose of proposing and enforcing Bulk Electric System reliability standards within 16 central and southeastern states.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel Supply

The average fuel cost per kWh for the Utility operating companies and System Energy for the years 2023-2025 were:

Year	Natural Gas	Nuclear	Coal	Renewables (a)	Purchased Power	MISO Purchases (b)
2025	(Cents Per kWh)
Entergy Arkansas	2.77	0.66	3.09	1.14	13.25	1.87
Entergy Louisiana	3.23	0.72	3.45	9.71	4.63	3.74
Entergy Mississippi (c)	2.66	—	2.70	0.13	276.93	3.19
Entergy New Orleans	2.93	—	—	4.33	27.27	4.80
Entergy Texas (c)	2.98	—	3.22	2.90	16.49	4.20
System Energy	—	0.61	—	—	—	—
Utility	3.04	0.67	3.08	4.55	4.88	3.72

2024
Entergy Arkansas	2.02	0.57	3.04	1.67	10.21	0.37
Entergy Louisiana	2.30	0.73	3.34	11.48	3.70	2.32
Entergy Mississippi	1.86	—	2.60	0.11	2.36	2.89
Entergy New Orleans	2.26	—	—	3.60	—	2.75
Entergy Texas	2.04	—	3.33	3.53	6.80	2.80
System Energy	—	0.65	—	—	—	—
Utility	2.14	0.65	3.00	5.85	3.73	2.38

2023
Entergy Arkansas	1.98	0.50	3.09	1.98	11.57	0.77
Entergy Louisiana	2.34	0.60	3.22	10.38	3.76	2.50
Entergy Mississippi	2.21	—	2.82	0.03	5.86	1.84
Entergy New Orleans	2.05	—	—	3.24	—	2.33
Entergy Texas	2.29	—	3.17	2.25	5.64	3.18
System Energy	—	0.68	—	—	—	—
Utility	2.25	0.58	3.06	6.14	4.03	2.61

(a)Includes average fuel costs from both owned and purchased power resources.
(b)Includes activity from financial transmission rights. See Note 15 to the financial statements for discussion of financial transmission rights.
(c)Entergy Mississippi’s and Entergy Texas’s purchased power in 2025 includes increased capacity purchases, which increases the average fuel cost per kWh without a corresponding increase in kWh.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Actual 2025 and projected 2026 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	2025
	CT / CCGT (b)	Legacy Gas	Nuclear (c)	Coal	Renewables (c) (d)	Purchased Power (e)	MISO Purchases (f)
Entergy Arkansas	25%	1%	53%	9%	7%	—%	5%
Entergy Louisiana	43%	8%	20%	2%	3%	9%	15%
Entergy Mississippi	47%	3%	32%	9%	1%	—%	8%
Entergy New Orleans	42%	1%	45%	1%	2%	1%	8%
Entergy Texas	34%	23%	9%	4%	1%	—%	29%
System Energy (a)	—%	—%	100%	—%	—%	—%	—%
Utility	38%	8%	28%	5%	3%	4%	14%

	2026
	CT / CCGT (b)	Legacy Gas	Nuclear (c)	Coal	Renewables (c) (d)	Purchased Power (e)	MISO Purchases (f)
Entergy Arkansas	25%	—%	57%	8%	10%	—%	—%
Entergy Louisiana	49%	8%	27%	2%	3%	11%	—%
Entergy Mississippi	59%	—%	29%	9%	3%	—%	—%
Entergy New Orleans	47%	1%	47%	1%	3%	1%	—%
Entergy Texas	71%	10%	12%	4%	2%	1%	—%
System Energy (a)	—%	—%	100%	—%	—%	—%	—%
Utility	49%	5%	33%	4%	4%	5%	—%

(a)Capacity and energy from System Energy’s interest in Grand Gulf was allocated as follows under the Unit Power Sales Agreement through September 30, 2025: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 47%; and Entergy New Orleans - 17%. Effective January 1, 2025, Entergy Louisiana divested all of its 14% share of capacity and energy from Grand Gulf and all of the capacity and energy from Grand Gulf that it purchases from Entergy Arkansas (approximately 2.43%) to Entergy Mississippi. This divestiture was being effectuated initially under a designated PPA between Entergy Louisiana and Entergy Mississippi. Effective October 1, 2025, as approved by the FERC under an amended Unit Power Sales Agreement, capacity and energy from System Energy’s interest in Grand Gulf was allocated as follows: Entergy Arkansas - 24.19%, Entergy Mississippi - 56.38%, and Entergy New Orleans - 19.43%. Pursuant to purchased power agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Mississippi and Entergy New Orleans. See Note 2 to the financial statements for discussion of proceedings regarding the Unit Power Sales Agreement and see Note 8 to the financial statements for discussion of the amendment to the Unit Power Sales Agreement.
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
(f)In December 2013, Entergy integrated its transmission system into the MISO RTO. Entergy offers or self-schedules its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the MISO energy market to serve the demand of its customers. Entergy then operates its

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy generation in accordance with MISO’s dispatch instructions. The MISO purchases metric provided for 2025 is not projected for 2026.

Some of the Utility’s gas-fired plants are also capable of using fuel oil, if necessary. Although based on current economics the Utility does not expect material fuel oil use in 2026, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

Natural Gas

The Utility operating companies have long-term and short-term firm and interruptible gas contracts for both supply and transportation. Over 90% of the Utility operating companies’ power plants maintain some level of long-term firm transportation. Long-term, short-term, and spot-market purchases satisfy gas requirements. Entergy Texas owns a gas storage facility and Entergy Louisiana has a firm storage service agreement that provide reliable and flexible natural gas service to certain generating stations.

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

Coal

Entergy Arkansas has committed to six one- to three-year contracts that will supply at least 85% of the total coal supply needs in 2026. These contracts are staggered in term so that not all contracts have to be renewed the same year. If needed, additional Powder River Basin (PRB) coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs. Based on the high cost of alternate sources, modes of transportation, and infrastructure improvements necessary for its delivery, no alternative coal consumption is expected at Entergy Arkansas during 2026. Coal will be transported to Arkansas via an existing Union Pacific transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for 2026.

Entergy Louisiana has committed to four two- to three-year contracts that will supply at least 90% of Nelson Unit 6 coal needs in 2026. If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs. For the same reasons as the Entergy Arkansas plants, no alternative coal consumption is expected at Nelson Unit 6 during 2026. Coal will be transported to Nelson via an existing Union Pacific transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2026.

For the year ended December 31, 2025, coal transportation delivery rates to Entergy Arkansas- and Entergy Louisiana-operated coal-fired units were able to fully meet supply needs and obligations, and delivery rates in 2026 are expected to continue to be consistent with 2025 delivery rates in meeting supply needs and obligations. Both Entergy Arkansas and Entergy Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Pelican Power, has advised Entergy Louisiana and Entergy Texas that it has adequate coal supply, rail car, and barge capacity to meet 2026 obligations.

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

Based upon currently planned fuel cycles, the Utility nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through 2029. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners, including their ability to work through supply disruptions caused by global events, such as the COVID-19 pandemic, or national events, such as political disruption, or trade-related governmental actions, such as tariffs and other measures.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies.  The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. See Note 2 to the financial statements for further discussion of federal regulatory proceedings.

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

MISO administers a process governed by the MISO tariff and subject to the FERC regulation that governs the interconnection of new generation resources to the transmission system under MISO’s functional control. This process generally involves parties that wish to interconnect new generation resources submitting MISO requests to do so, which are then studied and analyzed by MISO, with the participation of its member transmission owners, to determine if the interconnection of such generators requires new transmission facilities to ensure the continued reliable operations of the grid. Under MISO’s current tariff, these requests are studied and considered in clusters, generally in the order in which they are received – a system of priority known as the MISO interconnection queue. In 2025, MISO received approval from the FERC to have an Expedited Resource Addition Study (ERAS) process. ERAS is a temporary process for expediting the study and approval of interconnection projects needed for resource adequacy and/or reliability needs. The Utility operating companies are utilizing the MISO ERAS process to obtain interconnection agreements for fourteen generators on an expedited basis.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC. See Note 2 to the financial statements for discussion of proceedings at the FERC related to System Energy.

Unit Power Sales Agreement

The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy’s ownership and leasehold interests in Grand Gulf.  Entergy Arkansas previously entered into multiple life-of-unit designated power purchase agreements, pursuant to which it sold portions of its Unit Power Sales Agreement energy and capacity to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the MSS-4 replacement tariff.  Effective January 1, 2025, Entergy Louisiana divested all of its 14% share of capacity and energy from Grand Gulf pursuant to the Unit Power Sales Agreement and all of the capacity and energy from Grand Gulf that it purchased from Entergy Arkansas (approximately 2.43%) under the MSS-4 replacement tariff to Entergy Mississippi. See Note 8 to the financial statements for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement. Effective October 1, 2025, the Unit Power Sales Agreement was amended to reflect the divestiture and the amounts of Grand Gulf energy and capacity that were previously re-sold under the MSS-4 replacement tariff, with the associated power purchase agreements being terminated or modified to remove the Grand Gulf sales. The current entitlement percentages under the Unit Power Sales Agreement effective October 1, 2025 are as follows: Entergy Arkansas (24.19%), Entergy Mississippi (56.38%), and Entergy New Orleans (19.43%).

Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans are obligated to make payments to System Energy for their entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered. Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenue. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf and the receipt of such payments. Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through rates charged to their customers.

In the case of Entergy Arkansas, payments are also recovered through sales of electricity from its retained shares of Grand Gulf.  Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains a 22% share of Grand Gulf-related costs and recovers the remaining 78% of its share in retail rates.  In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas’s cost from its retained share.

Availability Agreement

An Availability Agreement among System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was originally entered into in 1974 in connection with the original financing by System Energy of Grand Gulf (1974 Availability Agreement). In the 1974 Availability Agreement, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement) would at least equal System Energy’s total operating expenses for Grand Gulf (including depreciation at a specified rate and expenses incurred in a permanent shutdown of Grand Gulf) and interest charges.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

As discussed in Note 8 to the financial statements, Entergy Louisiana divested all of its rights, entitlements, and interests in such capacity and energy to Entergy Mississippi. Effective October 1, 2025, the 1974 Availability Agreement was terminated and discharged. Immediately following such termination, System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans entered into a new Availability Agreement (2025 Availability Agreement). The allocation percentages under the 2025 Availability Agreement are currently fixed as follows: Entergy Arkansas - 24.19%; Entergy Mississippi - 56.38%; and Entergy New Orleans - 19.43%. The allocation percentages under the 2025 Availability Agreement will remain in effect and will govern payments made under such agreement in the event of a shortfall of operating expense funds available to System Energy from other sources, including payments under the Unit Power Sales Agreement.

System Energy had previously assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the 1974 Availability Agreement as security for all of its outstanding series of first mortgage bonds, as well as for a previously outstanding term loan and the pollution control revenue refunding bonds issued on its behalf.  In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the 1974 Availability Agreement (for example, if the FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances. In connection with the termination and discharge of the 1974 Availability Agreement, these assignment agreements were also terminated and discharged. Immediately following such termination, System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans entered into new assignment agreements relating to the 2025 Availability Agreement as security for the outstanding series of System Energy’s first mortgage bonds, including those securing the pollution control revenue refunding bonds issued on System Energy’s behalf.

Each of the assignment agreements relating to the 2025 Availability Agreement provides that Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans will make payments directly to System Energy. However, if there is an event of default, those payments must be made directly to the holders of indebtedness that are the beneficiaries of such assignment agreements. The payments must be made pro rata according to the amount of the respective obligations secured.

The obligations of Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans to make payments under the 2025 Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals.  Sales of capacity and energy under the 2025 Availability Agreement would require that the 2025 Availability Agreement be submitted to the FERC for approval with respect to the terms of such sale. No such filing with the FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement.  If, for any reason, sales of capacity and energy are made in the future pursuant to the 2025 Availability Agreement, the jurisdictional portions of the 2025 Availability Agreement would be submitted to the FERC for approval.

Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under either version of the Availability Agreement and, therefore, no payments under either version of the Availability Agreement to System Energy have ever been required.  The 2025 Availability Agreement may be terminated, and certain amendments or modifications may be made, in each case, by mutual agreement of the parties thereto, without further consent of any assignees or other creditors.

Service Companies

Entergy Services, a limited liability company wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy companies, as well as to Entergy’s non-utility operations business. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations, and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Louisiana, and System Energy, respectively.  Entergy Services and Entergy Operations provide their services, under service agreements approved by the FERC, to the Utility operating companies and System Energy on an “at cost” basis, pursuant to cost allocation methodologies.

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

Entergy Texas purchases from Entergy Louisiana pursuant to a life-of-unit purchased power agreement a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation of the depreciation amount in Entergy Texas’s rates and otherwise subject to federal regulation.  Entergy Texas was allocated a share of River Bend’s nuclear and environmental liabilities that is identical to the share of the plant’s output purchased by Entergy Texas under the purchased power agreement.  In connection with the termination of the System Agreement effective August 31, 2016, the purchased power agreements that were put in place for certain legacy units at the time of the jurisdictional separation were also terminated at that time.

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

The Federal Power Act gives the FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans. The FERC also has jurisdiction over the rates charged by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas to unaffiliated wholesale customers. In addition, the FERC also regulates wholesale power sales between the Utility operating companies. Moreover, the FERC regulates the MISO RTO, an independent entity that maintains functional control over the combined transmission systems of its members and administers wholesale energy, capacity, and ancillary services markets for market participants in the MISO region, including the Utility operating companies. FERC regulation of the MISO RTO includes regulation of the design and implementation of the wholesale markets administered by the MISO RTO, as well as the rates, terms, and conditions of open access transmission service over the member systems and the allocation of costs associated with transmission upgrades.

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

Entergy Louisiana is subject to regulation by the LPSC as to the following:

•utility service;
•retail rates and charges, including depreciation rates;
•fuel cost recovery, including audits of the fuel adjustment clause, and the environmental adjustment charge;
•terms and conditions of service;
•service standards;
•certification of certain transmission projects;
•certification of capacity acquisitions, both for owned capacity and for purchase power contracts that exceed either 5 MW or one year in term;
•procurement process to acquire generating capacity at or above 50 MW;
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
•terms and conditions of service;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•service standards;
•certification of certain generating facilities, certain transmission projects, and distribution projects with construction costs greater than $10 million;
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
•fuel cost recovery, including audits of the fuel adjustment charge;
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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2025 of $225 million for the one-time fee. The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.7 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

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

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries have been, and continue to be, involved in litigation to recover the damages caused by the DOE’s delay in performance. See Note 8 to the financial statements for discussion of final judgments recorded by Entergy in 2023 and 2024 related to Entergy’s nuclear owner/licensee

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy subsidiaries’ litigation with the DOE. Through 2025, Entergy’s subsidiaries have won and collected on judgments against the government totaling approximately $1.2 billion.

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

In December 2018 the APSC ordered collections in rates for decommissioning ANO 2 and found that ANO 1’s decommissioning was adequately funded without additional collections. In November 2021, Entergy Arkansas filed a revised decommissioning cost recovery tariff for ANO indicating that both ANO 1 and 2 decommissioning trusts were adequately funded without further collections, and in December 2021 the APSC ordered zero collections for ANO 1 and 2 decommissioning. In November 2022, Entergy Arkansas filed a revised decommissioning cost recovery tariff for ANO indicating that ANO 1’s decommissioning trust was adequately funded, but that ANO 2’s fund had a projected shortage as a result of a decline in decommissioning trust fund investment values over the past year. The filing proposed a reinstatement of decommissioning cost recovery for ANO 2. In December 2022 the APSC ordered reinstatement of decommissioning collections for ANO 2 in accordance with the request in the November 2022 filing. In November 2023, Entergy Arkansas filed a further revised decommissioning cost recovery tariff for ANO indicating that ANO 1’s decommissioning trust continued to be adequately funded, but that ANO 2’s fund continued to require collections higher than those in effect. In December 2023 the APSC approved the proposed higher decommissioning collections for ANO 2. In October 2024, Entergy Arkansas filed a revised cost recovery tariff indicating the decommissioning trusts for both ANO 1 and 2 were adequately funded and proposing suspension of decommissioning collections for both ANO 1 and 2. In December 2024 the APSC approved suspension of decommissioning collections for both ANO 1 and 2. In December 2025 the ALJ, to whom the APSC delegated review of ANO decommissioning revenues, approved continuation of the suspension of decommissioning collections for both ANO 1 and 2.

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

Plant owners are required to provide the NRC with a biennial report (annually for units that have shut down or will shut down within five years), based on values as of December 31, addressing the owners’ ability to meet the NRC minimum funding levels. Depending on the value of the trust funds, plant owners may be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional contributions to the trusts, to ensure that the trusts are adequately funded and that NRC minimum funding requirements are met. In March 2025 filings with the NRC were made reporting on decommissioning funding for all of Entergy’s subsidiaries’ nuclear plants. Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

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

National Ambient Air Quality Standards

The Clean Air Act requires the EPA to set National Ambient Air Quality Standards (NAAQS) for ozone, carbon monoxide, lead, nitrogen dioxide, particulate matter, and sulfur dioxide and requires periodic review of those standards. When an area fails to meet an ambient standard, it is considered to be in nonattainment and is classified as “marginal,” “moderate,” “serious,” or “severe.” When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans (SIPs) meant to cause progress toward bringing the area into attainment with applicable standards.

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

Revised Fine Particulate (PM2.5) NAAQS

In March 2024 the EPA issued a final rule which revised the primary annual NAAQS for fine particulate matter, also known as PM2.5, from 12 ug/m3 to 9 ug/m3. This new standard was effective May 2024 and initial attainment/nonattainment designations for areas with available information are due by May 2026. A coalition of 24 states challenged the 2024 rule in the D.C. Circuit Court of Appeals; however, that challenge has been held in abeyance pending the agency’s reconsideration of the rule. In November 2025 the EPA filed a motion asking the D.C. Circuit to vacate the agency’s 2024 revision of the PM2.5 NAAQS which lowered the primary standard to 9 ug/m3. Briefing on that motion is complete and the parties are awaiting a ruling. Even if the D.C. Circuit does not grant the motion to vacate the 2024 rule, the EPA is likely to initiate a reconsideration rulemaking given that this rule was listed as one of its 31 deregulatory priorities.

For any areas designated as nonattainment for the 2024 standard, SIPs to address nonattainment requirements will be due within 18 months of the effective date of any initial nonattainment designations. Within

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy the areas in which the Utility operating companies operate, regulatory agency air monitor data from 2022-2024 for Pulaski County and Union County, Arkansas, West Baton Rouge Parish, Louisiana, Harris County and Montgomery County, Texas, and DeSoto County, Mississippi reflect annual average PM2.5 concentrations in excess of this new standard and monitors for several other areas reflect concentrations between 8-9 ug/m3. Initial attainment and nonattainment designations are expected to be based on data from 2022-2024. As of December 31, 2025, none of the states in Entergy’s service area have recommended any areas to be designated as nonattainment with the revised 2024 standard. Entergy will continue to work with state environmental agencies, as appropriate, to assess attainment and nonattainment with this revised fine particulate NAAQS.

Good Neighbor Plan/Cross-State Air Pollution Rule

In March 2005 the EPA finalized the Clean Air Interstate Rule (CAIR), which was intended to reduce sulfur dioxides (SO2) and nitrogen oxides (NOx) emissions from electric generation plants in order to improve air quality in twenty-nine eastern states. The rule required a combination of capital investment to install pollution control equipment and increased operating costs through the purchase of emission allowances. Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy. Based on several court challenges, CAIR and its subsequent versions, now known as the Cross-State Air Pollution Rule (CSAPR), have been remanded to and modified by the EPA on multiple occasions.

In June 2023 the EPA published its final Federal Implementation Plan (FIP), known as the Good Neighbor Plan, to address interstate transport for the 2015 ozone NAAQS which would increase the stringency of the CSAPR program in all four of the states where the Utility operating companies operate. The FIP would significantly reduce ozone season NOx emission allowance budgets and allocations for electric generating units. Prior to issuance of the FIP, in February 2023 the EPA issued related SIP disapprovals for many states, including the four states in which the Utility operating companies operate, and these SIP disapprovals are the subject of many legal challenges, including a petition for review filed by Entergy Louisiana challenging the disapproval of Louisiana’s SIP. Judicial stays of the SIP disapprovals were granted in all four states in which the Utility operating companies operate. In March 2025 the U.S. Fifth Circuit Court of Appeals concluded that the EPA properly disapproved Texas’s and Louisiana’s SIPs but found that the EPA’s disapproval was unreasonable for Mississippi’s SIP. The U.S. Eighth Circuit Court of Appeals has not issued a merits decision yet in the Arkansas SIP disapproval litigation. The FIP is also subject to numerous legal challenges in various federal circuit courts of appeals, and in June 2024 the U.S. Supreme Court issued an order, in challenges filed in the D.C. Circuit, staying enforcement of the FIP pending the D.C. Circuit’s review of the rule. Following the U.S. Supreme Court stay, the EPA also stayed the FIP. In March 2025 the EPA asked the D.C. Circuit for a voluntary remand to reconsider the FIP. In its declaration, the EPA states that it plans to reconsider, among other things, what states are subject to the FIP. In April 2025 the D.C. Circuit held the cases in abeyance pending further order of the court. The EPA anticipates a new rule by fall 2026. Entergy is monitoring this litigation, any subsequent rulemaking, and assessing its compliance options in the event that the FIP becomes effective.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2024 the EPA issued a final rule revising portions of the MATS rule, including a reduction to the emission limit for filterable particulate matter. The revised standard will become effective July 2027 and could require additional capital investment and/or additional other operation and maintenance costs at Entergy’s coal-fired generating units. In March 2025, as part of its deregulatory agenda, the EPA announced that it was reconsidering the May 2024 MATS rule and that sources interested in a presidential exemption (two years, with additional exemptions available) should provide a recommendation to the EPA by March 31, 2025. Clean Air Act Section 112(i)(4) grants the President authority to issue an exemption if he determines that “the technology to implement such standard is not available and that it is in the national security

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy interests of the United States to do so.” Entergy requested and received presidential exemptions for emissions of filterable particulate matter from Nelson Unit 6 and White Bluff Unit 1. The exemption lasts for a period of two years beyond the rule’s compliance date, i.e., from July 8, 2027 through July 8, 2029. Additionally, in June 2025, the EPA proposed to repeal certain aspects of the May 2024 MATS rule including the revised emission limit for filterable particulate matter for which the presidential exemption was granted. Comments on the proposed rule were due in August 2025, and the EPA is expected to finalize the rule in early 2026.

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

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by July 31, 2021 to ensure reasonable progress is being made to attain visibility improvements. Entergy received information collection requests from the Arkansas and Louisiana Departments of Environmental Quality requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, NISCO, and Ninemile. Responses to the information collection requests were submitted to the respective state agencies. Louisiana issued its draft SIP which did not propose any additional air emissions controls for the affected Entergy units in Louisiana. Some public commenters, however, believe additional air controls are cost-effective. In August 2024, Louisiana issued a revised SIP proposal for public comment, and following public comment, re-issued the revised SIP proposal in February 2025. The revised proposed SIP would not require any additional pollution control installations on any Entergy-owned units in Louisiana. Comments on the revised SIP were due in April 2025. The Louisiana Department of Environmental Quality (LDEQ), like many other state agencies, did not meet the July 31, 2021 deadline to submit a SIP to the EPA for review.

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

In June 2024, the EPA entered into a consent decree that sets deadlines for the EPA to take proposed and final actions on 34 states’ SIP submittals. The deadline for a proposed action to approve or disapprove the Arkansas SIP in part or in whole was August 2025, and the deadline for final action is August 2026. The EPA missed the deadline to finalize the Arkansas SIP, but, in September 2025, issued a proposed approval. Comments on the proposed approval were due October 2025.

In August 2022 the EPA issued findings of failure to submit regional haze SIPs to 15 states, including Louisiana. These findings were effective September 2022, which started the two-year period for the EPA to either approve a SIP submitted by the state or issue a final federal plan. That two-year period expired in September 2024, but the EPA has not yet proposed a FIP for Louisiana.

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

For existing generating units, the final rule includes emission guidelines issued under Section 111(d) of the Clean Air Act and allows states two years to develop a plan to implement the new emission guidelines with respect to subject emission units within their state. The final emission guidelines require reductions in CO2 emissions from existing coal-fired generating units which plan to operate beyond January 1, 2032 and exempts coal-fired units which plan to permanently cease operations prior to this date. Due to Entergy’s intention to cease burning coal by the end of 2030, Entergy’s coal-fired generating units are expected to be exempt from this aspect of the final rule. The emission guidelines also include CO2 efficiency standards for existing gas-fired steam EGUs. These emission standards will apply beginning January 1, 2030. Entergy’s existing gas-fired steam generating units are expected to meet these CO2 emission standards. The EPA did not finalize emission guidelines for existing gas turbine EGUs and has announced plans to conduct a subsequent rulemaking for such units. Numerous lawsuits were filed in the D.C. Circuit challenging the final rule, and oral argument was held in December 2024. In June 2025 the EPA released a rule proposing to repeal the May 2024 rule in its entirety, or alternatively, to repeal (1) the Phase 2 standard requiring carbon capture and sequestration for new combustion turbines because it is not an adequately demonstrated technology and (2) the standards for existing coal and gas units. Thus, under the proposed alternative proposal, the only standards that would remain are the Phase 1 standards for new gas combustion turbines. Entergy continues to monitor the status of the EPA’s efforts to repeal the May 2024 rule, with a final rule expected in early 2026.

In February 2026, the EPA announced the repeal of its 2009 Greenhouse Gas Endangerment Finding, a regulatory determination that provided foundation for the EPA's regulation of greenhouse gas emissions from new motor vehicles and new motor vehicle engines. This final action does not immediately or directly impact greenhouse gas emission regulations applicable to Entergy’s operations, including the May 2024 Section 111 rule. Entergy is staying apprised of developments associated with this repeal of federal greenhouse gas regulation and cannot predict the impact of such repeal.

Entergy continues to support national legislation that would most efficiently reduce economy-wide greenhouse gas emissions and increase planning certainty for electric utilities.  By virtue of its proportionally large investment in low-emitting generation technologies, Entergy has a relatively low overall carbon dioxide emission “intensity,” as measured by the pounds of carbon dioxide emitted per megawatt-hour of electricity generated.  Over the past 25 years, Entergy has set and achieved multiple goals to stabilize or reduce its carbon dioxide emissions. During the period of 2019-2022, Entergy established its most recent goals: (1) a 50% reduction in carbon dioxide emission intensity from owned generation and purchased power, relative to a 2000 baseline, by 2030; (2) 50% carbon-free energy generating capacity by 2030; and (3) a commitment to achieve net zero greenhouse gas emissions by 2050.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

As a result of recent sales growth, necessitating the development of new generation capacity that is not carbon-free, combined with changes to the tax credits applicable to carbon-free generation, Entergy can now forecast that it will not achieve either of the 2030 goals. Further, Entergy will not at this time establish new or modified interim (i.e., pre-2050) carbon dioxide-only or greenhouse gas emission goals. Entergy is currently maintaining a goal of achieving net zero greenhouse gas emissions by 2050. As Entergy has communicated in various forums, its clean energy and carbon-reducing generation initiatives will be customer-led. Also, Entergy recognizes and has communicated that carbon capture and storage is a technology that Entergy is well positioned to deploy in the future as an element of a net zero emissions strategy. Entergy plans to pursue carbon capture and storage on new combined cycle generation when feasible and supported by customer demand. Carbon capture and storage, while offering the potential to meet customers’ long-term clean energy demands, is not carbon-free nor will it be deployed in the immediate term. See “Risk Factors” in Part I, Item 1A for discussion of the risks associated with pursuing voluntary climate goals.

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

Pursuant to the 2015 CCR Rule, Entergy operates groundwater monitoring systems surrounding its CCR landfills located at White Bluff, Independence, and Nelson. Monitoring to date has detected concentrations of certain listed constituents in the area but has not indicated that these constituents originated at the active landfill cells. Reporting and detection monitoring will continue as the rule requires. In late-2017, Entergy determined that certain in-ground wastewater treatment system recycle ponds at its White Bluff and Independence facilities required management under the 2015 CCR Rule. Consequently, in order to move away from using the recycle ponds, White Bluff and Independence each installed a new permanent bottom ash handling system. As of November 2020, both sites are operating the new system and are no longer sending waste to the recycle ponds. Each site commenced closure of its two recycle ponds (four ponds total) prior to the April 11, 2021 deadline for unlined recycle ponds and the ponds were certified closed in October 2023.

In May 2024 the EPA finalized a rule (2024 CCR Rule) establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). CCR utilized in roadbeds and embankments is excluded from the CCRMU definition. Entergy does not have any legacy impoundments; however, the definition of CCRMUs includes on-site areas where CCR was beneficially used. This is contrary to the 2015 CCR Rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities must identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the 2015 CCR Rule and the 2024 CCR Rule continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rules. Additionally, in March 2025 as part of its deregulatory agenda, the EPA announced that it was evaluating whether to extend the compliance deadlines under the 2024 CCR Rule, and in July 2025 the EPA published a proposal to extend various deadlines, including the facility evaluation report deadline by one year, until February 2027. Consequently, the nature and cost of additional corrective action requirements may depend, in part, on the outcome of the litigation and further EPA review. Given the complexity and recency of the EPA guidance, Entergy is still evaluating the level of work that will ultimately be required to comply with the 2024 CCR Rule. Based on initial estimates of multiple possible remediation scenarios, Entergy recorded in 2024 a $42 million increase in its decommissioning cost liabilities for White Bluff and Independence, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining useful lives of the unit. Entergy will continue to update the asset retirement obligation as the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy requirements of the 2024 CCR Rule are clarified. As of December 31, 2025, Entergy has recorded asset retirement obligations related to CCR management of $69 million. Additionally, all three sites (White Bluff, Independence, and Nelson) are preparing to implement measures to meet the new and updated Effluent Limitation Guidelines discussed below.

Effluent Limitation Guidelines (ELG)

The 2015 Steam Electric Effluent Limitations Guidelines required, among other things, that there be no discharge of bottom ash transport water. In 2020 the EPA finalized the Reconsideration Rule, allowing limited discharges of bottom ash transport water up to 10% of system volume, under certain defined circumstances including significant (10-year, 24-hour) rain events. The 2020 rule also created a subcategory for units that permanently cease coal combustion by December 31, 2028. Entergy’s White Bluff facility filed a notice of planned participation for this subcategory in October 2021. In May 2024 the EPA finalized a supplemental rule that retains the “retirement by 2028” subcategory, creates a new “retirement by 2034” subcategory, otherwise reinstates the zero-discharge requirement for bottom ash transport water, and imposes new requirements for leachate after the facility ceases to burn coal. Thus, units which permanently cease combustion of coal by December 31, 2028 or December 31, 2034 are exempt from the zero-discharge requirement. However, for units in the 2034 subcategory, the 10% discharge allowance must be incorporated into the facility’s discharge permit. In December 2025, Entergy Arkansas submitted a Notice of Planned Participation to opt into this 2034 subcategory under the 2024 ELG rule. To help ensure facilities cease combustion of coal by the required subcategory 2028 and 2034 dates, zero discharge of bottom ash transport water is required after April 30, 2029 and April 30, 2035, respectively. In October 2025, as part of its deregulatory agenda, the EPA issued proposed revisions to the ELG rule extending existing compliance deadlines and adding compliance flexibilities. The EPA finalized this proposal on December 31, 2025 with an effective date of March 2, 2026. Entergy is evaluating the impacts from these changes to the ELG rule.

Potential Legislative and Regulatory Developments

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
•efforts by state agencies to start new regulatory programs or acquire primacy of federal programs;
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

Other Environmental Matters

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas

The EPA notified Entergy that the EPA believes Entergy is a potentially responsible party (PRP) concerning PCB contamination at the F.J. Doyle Salvage facility in Leonard, Texas. The facility operated as a scrap salvage business during the 1970s to the 1990s. In May 2018 the EPA investigated the site surface and sub-surface soils, and in November 2018 the EPA conducted a removal action, including disposal of PCB contaminated soils. Entergy responded to the EPA’s information requests in May and July 2019. In November 2020 the EPA sent Entergy and other PRPs a demand letter seeking reimbursement for response costs totaling $4 million expended at the site. In December 2020, Entergy responded to the demand letter, without admitting liability or waiving any rights, indicating that it would engage in good faith negotiations with the EPA with respect to the demand. An initial meeting between the EPA and the PRPs took place in June 2021. A consent decree, which would resolve and settle the matter for approximately $0.3 million, is near finalization.

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

Dorrell, et al. v. Constellation Energy, et al. Antitrust Class Action Litigation

On July 11, 2025, an antitrust class action lawsuit was filed in the United States District Court for the District of Maryland on behalf of a putative class against Entergy Corporation, 26 other entities alleged to own and/or operate commercial nuclear power plants in the United States (together with Entergy Corporation, the “nuclear defendants”), and two consulting companies. The class action complaint purports to be brought on behalf of all persons employed in nuclear power generation by the nuclear defendants and their subsidiaries and related entities in the United States from May 1, 2003 to the present. The plaintiffs primarily allege that the nuclear defendants,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy together with the consulting company defendants, violated Section 1 of the Sherman Act, 15 U.S. Code Chapter 1 by conspiring to suppress compensation and exchange collective bargaining agreement and wage information through a trade group, a consulting firm, and direct communications, including while in attendance at conferences, from May 2003 to the present. The plaintiffs are seeking unspecified monetary damages, including treble damages, interest, injunctive relief, attorney’s fees, and costs. In December 2025 the defendants filed a motion to dismiss.

Human Capital

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2025, Entergy subsidiaries employed 12,233 people.

Entergy Arkansas	1,347
Entergy Louisiana	1,615
Entergy Mississippi	793
Entergy New Orleans	216
Entergy Texas	728
System Energy	—
Entergy Operations	3,100
Entergy Services	4,419
Entergy Nuclear Operations	13
Other subsidiaries	2
Total Entergy	12,233

There are 3,071 employees represented by the International Brotherhood of Electrical Workers, the United Government Security Officers of America, and the International Union, Security, Police, and Fire Professionals of America.

Entergy’s Approach to Human Resources

Entergy’s people and culture enable its success; that is why acquiring, retaining, and developing talent are important components of Entergy’s human resources strategy. Entergy’s approach to human capital management focuses on the employee experience and includes, among other things, governance and oversight; safety; organizational health, including inclusion and belonging; and talent management.

Governance and Oversight

Ensuring that workplace processes support the desired culture and strategy begins with the Board of Directors and the Office of the Chief Executive. The Talent and Compensation Committee is responsible for overseeing and monitoring the effectiveness of Entergy’s human capital strategies and initiatives, including those pertaining to talent management; organizational health and employee experience, including inclusion and belonging; retention and succession planning; safety; and executive compensation and performance, and receives briefings on these and other topics. The Talent and Compensation Committee establishes and regularly reviews priorities, strategies, and performance on these topics.

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

The Office of the Chief Executive, which includes Entergy’s Chief Human Resources Officer, ensures annual business plans are designed to support Entergy’s talent objectives and regularly discusses the development, succession planning, and performance of their direct reports and other company officers.

Safety

Entergy’s safety objective is: Everyone Safe. All Day. Every Day. In 2025, Entergy continued its strong safety performance by achieving a recordable injury rate of 0.46 which is top quartile in the utility industry. In 2024, Entergy set a record for its total recordable incident rate, reaching a new low of 0.41 combined employee and contractor results. This was a significant improvement on Entergy’s performance of 0.49 in 2023. The recordable incident rate equals the number of recordable incidents per 100 full-time equivalents. Recordable incidents include fatalities, lost-time accidents, restricted-duty accidents, and medical attentions. In 2025, Entergy saw a reduction in serious injuries by over 30% and returned to operating without an employee or contractor fatality. In order to drive continued improvement, Entergy has developed a data-driven, enterprise-wide safety strategy that focuses on leadership training, front line employee-led improvement plans, and a proactive focus on risk management.

Organizational Health

Entergy believes that organizational health fosters an engaged and productive culture that positions Entergy to deliver sustainable value to its stakeholders. Entergy measures its progress in this area through an organizational health survey coordinated by an external third party. Since initially administering the survey in 2014, Entergy improved from an initial score of 49 (fourth quartile) to a score in 2023 of 62 (third quartile), in 2024 of 65 (third quartile), and in 2025 of 69 (third quartile). Improvement in behavioral expectations, which Entergy believes are the leading indicators of outcome improvements, suggests that Entergy is continuing to move in a positive direction.

Entergy believes that creating a culture of inclusion and belonging promotes the employee experience and drives engagement for all employees. Entergy is committed to developing and retaining a top-performing workforce with a wide variety of backgrounds, experiences, and perspectives. Entergy’s human resources department focuses on, among other things, talent management, workforce development, talent attraction/pipeline development, retention, organizational health, and inclusion and belonging. Among other strategies, Entergy partners with colleges and vocational-technical schools to develop a more viable pipeline of future talent, while also expanding efforts to increase employee engagement and cultivate an inclusive culture with high performance. Entergy has several employee resource groups, open to all employees, offers leadership development programs to support all employees, and facilitates skills training from the executive leadership ranks down to the frontline. Through these efforts, Entergy aspires to create greater understanding and accountability regarding the behaviors and outcomes that are indicative of a premier utility.

Talent Management

Entergy’s focus on talent management is organized in three areas: developing and attracting a highly qualified workforce with a broad range of backgrounds, skill sets, and experiences; equipping its leaders to develop the organization; and building premier utility capability through employee performance management and succession programs. Entergy believes that developing a workforce with a wide variety of backgrounds, experiences, and perspectives equipped with the skills needed, today and in the future, will give it a long-term competitive advantage. The focus of Entergy’s leadership development programs is to equip managers with the skills needed to effectively develop their teams and improve the leader-employee relationship. Entergy’s talent development infrastructure, which includes a combination of business function-specific and enterprise-wide learning and development programs, is designed to ensure Entergy has qualified employees with the skills, experiences, and behaviors needed to perform today and prepare for the future. Entergy strives to achieve its strategic priorities by aligning and

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy enhancing team and individual performance with business objectives, effectively deploying talent through succession planning, and managing workforce transitions.

Availability of SEC filings and other information on Entergy’s website

Entergy electronically files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to such filings. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at https://www.sec.gov. Copies of the reports that Entergy files with the SEC can be obtained at the SEC’s website.

Entergy uses its website, https://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information.  Filings made with the SEC are posted and available without charge on Entergy’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These SEC filings include annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K (including related filings in XBRL format), proxy statements, and any amendments to such filings.  Entergy is providing the address to its internet website solely for the information of investors and does not intend the address to be an active link.  Notwithstanding this reference or any references to the website in this report, the contents of the website are not incorporated into this report.

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

Utility Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The terms and conditions of service, including electric rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that can be lengthy and subject to appeal, potentially resulting in delays in effecting rate changes, lengthy litigation, the risk of disallowance of recovery of certain costs, and uncertainty as to ultimate results.

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

The Utility operating companies have large customer and stakeholder bases and, as a result, could be the subject of public criticism or adverse publicity focused on issues including, but not limited to, efforts to obtain land and secure permits for infrastructure, efforts to execute on and/or obtain regulatory approvals for generation, transmission, carbon capture and storage, or other facilities, including, but not limited to, any such facilities that are

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy intended to support load growth to the system associated with large-scale data centers, the operation and maintenance of their assets and infrastructure, including with respect to climate or environmental matters, their preparedness for major storms or other extreme weather events (including accelerated resilience plans and projects, as well as executing same and/or seeking and obtaining regulatory approvals for such plans and projects) and/or the time it takes to restore service after such events, the quality of their customer service, including timely and accurate billing practices and ability to resolve customer complaints, and the reasonableness of the cost of their service. Criticism or adverse publicity of this nature could, among other things, result in project delays or cancellations or render legislatures and other governing bodies, public service commissions and other regulatory authorities, and government officials less likely to view the applicable operating company in a favorable light and potentially negatively affect legislative or regulatory processes or outcomes, including but not limited to failure to obtain requested approvals on infrastructure investments, as well as lead to increased regulatory oversight or more stringent legislative or regulatory requirements or other legislation or regulatory actions that adversely affect the Utility operating companies.

The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments. An upward trend in spending, especially with respect to infrastructure investments (including those that have already been approved by a regulator), is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms, all of which could result in adverse cost recovery determinations and/or face resistance from customers and other stakeholders especially in a rising cost environment, whether due to inflation, increased tariffs or changes to governmental policies and programs, including tax incentives or tax credits, grants, guarantees, and other subsidies, or high fuel prices or otherwise, and/or in periods of economic decline or hardship.  Significant increases in costs associated with capital investments have occurred and could in the future increase financing needs and otherwise adversely affect Entergy, the Utility operating companies, and System Energy’s business, financial position, results of operation, or cash flows. For information regarding rate case proceedings and formula rate plans applicable to the Utility operating companies, see Note 2 to the financial statements.

Changes to state or federal legislation or regulation affecting electric generation, electric transmission, distribution, and related activities could adversely affect Entergy and the Utility operating companies’ financial position, results of operations, or cash flows and their utility businesses.

If legislative and regulatory structures evolve in a manner that erodes the Utility operating companies’ exclusive rights to serve their regulated customers, such as through “retail open access” or otherwise, they could lose customers and sales and their results of operations, financial position, or cash flows could be materially affected. Additionally, technological advances in energy efficiency and distributed energy resources are reducing the costs of these technologies and, together with current state and federal subsidies, the increasing penetration of these technologies could result in reduced sales by the Utility operating companies. Such loss of sales, due to the methodology used to determine cost of service rates or otherwise, could put upward pressure on rates, possibly resulting in adverse regulatory actions to mitigate such effects on rates. Further, the failure of regulatory structures to evolve to accommodate the changing needs and desires of customers with respect to the sourcing and use of electricity also could diminish sales by the operating companies. Additionally, any future laws and regulations regarding large-scale data centers, including those relating to energy use, efficiency standards and source of power, could adversely affect Entergy and the Utility operating companies serving these customers, and the effects of such laws and regulations could be heightened by these companies’ increasing exposure to the data center industry. Entergy and the Utility operating companies cannot predict if or when they may be subject to changes in law, regulation, or governmental policy, or the extent and timing of reductions of the cost of distributed energy resources, nor can they predict the impact of these changes on their results of operations, financial position, or cash flows.

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

The Utility operating companies recover their fuel, purchased power, and associated costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred or not reflected in rates as permitted by approved rate schedules and accounting rules, including the cost of replacement power purchased when generators experience outages or when planned outages are extended, with the possibility of refunds to ratepayers, there exists some risk to the ultimate recovery of those costs, particularly when there are substantial or sudden increases in such costs, including due to inflation or as a result of changes to governmental policies and programs, including tariffs, tax incentives or tax credits, loans, grants, guarantees, and other subsidies.  Regulators also may initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies and, therefore, there can be no assurance that existing recovery mechanisms will remain unchanged or in effect at all.

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

The Utility operating companies are subject to economic risks associated with participation in the MISO markets and resource adequacy construct. MISO tariff rules and system conditions, including transmission congestion, could affect the Utility operating companies’ ability to sell capacity, energy, and/or ancillary services in certain regions and/or the economic value of such sales, or increase the cost of serving the Utility operating companies’ respective loads. MISO market rules may change or be interpreted in ways that cause additional cost and risk, including compliance risk. Additionally, each Utility operating company’s continued participation in MISO may be affected by the outcomes of proceedings at its respective retail regulator regarding the realized and expected costs and benefits associated with such Utility operating company’s ongoing participation in MISO.

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own and are subject to the same increased costs due to factors described herein as potentially impacting other capital projects, which could increase cash or financing needs. Further, FERC policies and regulation addressing cost responsibility for transmission projects, including transmission projects to interconnect new generation facilities, such as new facilities to power large loads, may give rise to cash and financing-related risks as well as result in upward pressure on the retail rates of the Utility operating companies, which, in turn, may result in adverse actions by the Utility operating companies’ retail regulators. In addition to the cash and financing-related risks

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy arising from the potential additional cost allocation to the Utility operating companies from transmission projects of others or changes in FERC policies or regulation related to cost responsibility for transmission projects (including, but not limited to, transmission projects that are intended to serve new large-scale data centers), there is a risk that the Utility operating companies’ business and financial position could be harmed as a result of lost investment opportunities and other effects that flow from an increased number of competitive and large-scale projects being approved and constructed that are interconnected with their transmission systems, as well as the risk associated with the large investment in serving an increasing number of customers concentrated in the data center industry.

Further, the terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets, the allocation of transmission upgrade costs, the MISO-wide allowed base rate of return on equity, and any required MISO-related charges and credits are subject to regulation by the FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO tariff and their participation in the MISO wholesale markets, and the resulting costs, may be adversely affected by regulatory or market design changes relating to, among other issues, significant current and expected load growth to serve new large-scale data centers, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

The MISO tariff provisions governing the rights and obligations associated with the resource adequacy construct provided under the MISO tariff are subject to change and have recently undergone significant changes, some of which are the subject of pending litigation and/or appeals. Due to their magnitude and, with respect to the changes already made, the speed with which they have been implemented, these changes carry risk, including compliance risk, and may result in material additional costs being passed through to the Utility operating companies’ customers in retail rates, including but not limited to additional capacity costs incurred in the annual MISO Planning Resource Auction, and these risks may be exacerbated by significant new load additions, including large-scale projects to serve data centers, whether by the Utility operating companies or by other MISO load-serving entities. Also, by virtue of the Utility operating companies’ participation in MISO and the design and terms of the MISO resource adequacy construct, other load-serving entities served by the Utility operating companies’ transmission assets, which are under MISO’s functional control, may be able to circumvent reasonable resource planning obligations and avoid, in whole or in part, the full cost of procuring the resources reasonably needed to reliably supply their respective loads. As a result, there are a variety of risks to the Utility operating companies and their customers, including the risk of bearing additional costs for resources needed to ensure reliable service, the risk of reduced reliability and the enhanced risk of outages or curtailments and lost sales which, because of the methodology for establishing cost of service rates, presents the risk of upward pressure on the Utility operating companies’ rates, and these risks may be exacerbated by significant new load additions, including large-scale projects to serve data centers and the increasing concentration of exposure to the data center industry, whether by the Utility operating companies or by other MISO load-serving entities.

In addition, a large volume of parties and individual generation resources, including large-scale projects to serve data centers, are presently seeking to interconnect to the transmission system MISO administers and over which MISO exercises functional control. Due to the resources and time required to study and evaluate these numerous interconnection requests, including the effects of speculative requests and requests that are withdrawn at late stages of the process, the current MISO interconnection queue to review new requests is subject to significant delays or periods in which MISO does not accept new interconnection requests. These delays present risks to the Utility operating companies and their ability to develop and procure new generation resources to serve their respective loads, and these risks may be exacerbated by significant new load additions. Moreover, MISO’s recently revised collateral and financial requirements for generation interconnections are stricter with larger initial financial obligations. In addition, they carry greater financial penalties and requirements tied directly to project readiness and speed.

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

Entergy’s and its Utility operating companies’ results of operations, liquidity, and financial condition can be materially affected by the destructive effects of severe weather. Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages. A delay or failure in recovering amounts for storm restoration costs incurred, inability to securitize future storm restoration costs, or loss of revenues as a result of severe weather could have a material effect on Entergy and those Utility operating companies affected by severe weather, including lower credit ratings and, thus, higher costs for future debt issuances, as well as limitations on the ability to fund other investments to address customer needs, which limitations could have an adverse impact on the Utility operating companies’ financial results and/or customers and impede economic development opportunities that would benefit the Utility operating companies and their customers and communities. The inability to recover losses either excluded by insurance or in excess of the insurance limits that can be secured economically also could have a material effect on Entergy and its Utility operating companies. In addition, the recovery of major storm restoration costs from customers could effectively limit our ability to make planned capital or other investments due to the impact of such storm cost recovery on customer bills, especially in a rising cost environment due to factors described herein as potentially impacting other capital projects, and impede the ability to support economic development opportunities in the areas served by the Utility operating companies.

Weather, economic conditions, technological developments, and other factors may have a material impact on electricity sales and otherwise materially affect the Utility operating companies’ results of operations and system reliability.

Temperatures above normal levels in the summer tend to increase electric cooling demand and revenues, and temperatures below normal levels in the winter tend to increase electric heating demand and revenues.  As a corollary, mild temperatures in either season tend to decrease energy usage and resulting revenues.  Higher consumption levels coupled with seasonal pricing differentials typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Changing weather patterns and extreme weather conditions, including hurricanes or tropical storms, droughts, wildfires, flooding events, or ice storms, the frequency or intensity of which may be exacerbated by climate change, may stress the Utility operating companies’ generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, criticism or adverse publicity, and reduced customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies’ financial condition, results of operations, and liquidity.

Entergy’s electricity sales volumes are affected by a number of factors including weather and economic conditions, trends in energy efficiency, new technologies, and self-generation alternatives, including the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their grid demand. In addition, changes to regulatory policies, such as those that allow customers to directly access the market to procure wholesale energy or those that incentivize development and utilization of new, developing, or alternative sources of generation, could, and in some instances, have already reduced sales, and other non-traditional procurements, such as virtual purchase power agreements or “behind the meter” generation solutions, could, and in some instances have already limited growth opportunities or reduced sales at the Utility operating companies. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and typically do not have a long-lasting effect on Entergy’s operating results.  Others, such as the organic turnover of appliances and lighting and their replacement with more efficient ones and adoption of newer technologies, including smart thermostats,

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy new building codes, distributed energy resources, energy storage, demand side management, and rooftop solar, are adversely affecting sales growth rates on a more permanent basis. As a result of emerging efficiencies and technologies, the Utility operating companies may lose customers or experience lower average use per customer in the residential and commercial classes, and continuing advances have the potential to further limit sales or sales growth in the future.

The Utility operating companies also may face competition from other companies offering products and services to Entergy’s customers. Advances in technology and changes in laws or regulations offer alternative methods of producing and/or consuming energy, some potentially at a reduced cost. The Utility operating companies’ future success will depend, in part, on our ability to anticipate and successfully adapt to technological developments and to offer services that meet customer demand. Failure to keep pace or manage the related costs of such changes or additional technology investments may limit customer growth and have an adverse effect on the Utility operating companies’ operations or could make the Utility operating companies less competitive and negatively impact Entergy’s and the Utility operating companies’ financial condition, results of operations, and cash flows.

Electricity sales to industrial customers, in particular, benefit from steady economic growth and favorable commodity markets; however, industrial sales are or may be sensitive to changes in laws, regulations, trade-related governmental actions, including tariffs and other measures, such as new laws or regulations relating to data centers or other large loads, or conditions in the markets in which its customers operate.  Negative changes in any of these or other factors, particularly sustained economic downturns or sluggishness, have the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The Utility operating companies also may not realize anticipated or expected growth in industrial or large-scale data center sales or electrification opportunities to help such customers achieve their environmental sustainability goals. This could occur because of changes in customers’ goals or business priorities, changes in environmental policies and priorities of federal, state, and local officials and other stakeholders, competition from other companies, or decisions by such customers to seek to achieve such objectives or goals through methods not offered by Entergy.

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

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through the end of 2029. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past and may be subject to increased volatility due to the imposition of tariffs, domestic purchase requirements, supply chain disruptions, limitations or bans on importation of uranium or uranium products from foreign countries, evolving geopolitical conditions such as the wars between Russia and Ukraine and Israel and Hamas, the Nigerien coup, or shifting trade arrangements or sanctions between countries.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to inherent market uncertainties, as well as uncertainties arising from the factors described in the immediately preceding sentence, and price changes could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies and System Energy.

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

Certain of the Utility operating companies and System Energy incur costs for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the disposal of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs associated with on-site storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of the Yucca Mountain repository and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the NRC licensing of the Yucca Mountain repository is effectively at a standstill. These actions are prolonging the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and is in partial breach of its spent fuel disposal contracts, and Entergy has sued the DOE for such breaches, and has won and collected on judgments against the government totaling approximately $1.2 billion through 2025, and continues to be involved in litigation to recover damages.  Furthermore, Entergy is uncertain as to when the DOE will commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites and maintenance costs on existing storage facilities, including aging management of fuel storage casks, may increase.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 8 to the financial statements.

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

NEIL is a utility industry mutual insurance company, owned by its members, including the Utility operating companies and System Energy. NEIL provides onsite property and decontamination coverage. All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy policies) should the NEIL surplus (reserve) be significantly depleted due to insured losses.  The current maximum annual assessment amounts total approximately $76.1 million per occurrence for the Utility nuclear plants. The retrospective premium assessments are subject to change based on results of NEIL underwriting.

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

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies.  In addition, Entergy’s and the Registrant Subsidiaries’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service area with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, Hurricane Isaac in 2012, Hurricane Laura, Hurricane Delta, and Hurricane Zeta in 2020, and Winter Storm Uri and Hurricane Ida in 2021.  In recent years, the capital intensive nature of Entergy’s business has increased even further as a result of the capital expenditures required to build the infrastructure to serve multiple large-scale data centers in its utility service area. The occurrence of one or more adverse events or contingencies, including an adverse decision or a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, changes in regulation, governmental policy (including tax and trade policy, such as increased tariffs, and new laws or regulations relating to data centers or other large loads) or governmental programs (including tax incentives or tax credits, loans, grants, guarantees, and other subsidies), or other unknown or unforeseen events, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy leverage.  Material leverage increases could negatively affect the credit ratings of Entergy, the Utility operating companies, and System Energy, which in turn could negatively affect access to the capital markets.

The inability to raise capital on favorable terms, particularly during times of high interest rates and inflation, and uncertainty or reduced liquidity in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Access to capital markets could be restricted and/or borrowing costs could be increased due to certain sources of debt and equity capital avoiding participating in offerings to fund fossil fuel projects or companies that are impacted by extreme weather events or other catastrophes, that rely on fossil fuels, or that are impacted by risks related to climate change, or such sources of capital de-emphasizing their interest in investing in clean or renewable energy projects. Additionally, shifts in governmental policy surrounding tax incentives or tax credits, loans, grants, guarantees, and other subsidies (including as a result of the One Big Beautiful Bill Act of 2025) may increase borrowing costs. Factors beyond Entergy’s control may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  These factors include depressed economic conditions, a recession, the economic impacts of another full or partial government shutdown, increasing interest rates, inflation, sanctions, trade restrictions, political instability, war, terrorism, and extreme volatility in the debt, equity, or credit markets. Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility, and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

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
•adverse impacts on liquidity and cash flows, including through declining sales, reduced revenues, delays in receipts of customer payments, increased bad debt expense, or customers or other counterparties failing to satisfy their obligations;
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

As with any company, Entergy’s and its Registrant Subsidiaries’ reputations are an important element of their ability to effectively conduct their businesses. Entergy’s and its Registrant Subsidiaries’ reputations could be harmed by a variety of factors, including: failure of a generating asset or supporting infrastructure; failure to restore power after a hurricane or other severe weather event or catastrophe in a manner perceived as timely by regulators or customers; the incurrence of storm restoration costs perceived as excessive by regulators or customers; failure to effectively manage land and other natural resources; failure to obtain land and secure permits for infrastructure investments; failure to execute on and/or obtain regulatory approvals for generation, transmission, or other facilities; real or perceived violations of environmental regulations, including those related to climate change; real or perceived issues surrounding the safety or environmental concerns regarding carbon capture and storage; real or perceived issues concerning the environmental impact of new generation, new large load customers, and potential rate increases resulting from investments relating to serving these customers; real or perceived issues with Entergy’s safety culture; challenges or negative reaction to Entergy’s employee inclusion and belonging efforts, work culture and workplace environment; challenges or negative reaction to Entergy’s climate goals or aspirations; inability to meet their climate goals or aspirations, including as a result of increased sales growth, or to achieve their human capital strategies, or failure to demonstrate meaningful progress toward such goals or strategies; deterioration in relations with bargaining employees and labor unions representing them; inability to effectively prepare for major storms and other weather events, including accelerated resilience planning and projects and challenges in execution

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy thereof, including obtaining necessary regulatory approvals for scope and timing of such plans and projects; inability to keep their electricity rates stable; inability to provide quality customer service, including timely and accurate billing; involvement in a class-action or other high-profile lawsuit; significant delays in, or termination of, construction projects, including as a result of or in connection with changes in regulation or governmental policy (such as tax and trade policy, including increased tariffs and supply chain challenges) or governmental programs (such as tax incentives or tax credits, loans, grants, guarantees, and other subsidies); occurrence of or responses to cyber attacks, data breaches or physical- or cyber- security vulnerabilities; acts or omissions of Entergy management or acts or omissions of a contractor or other third party working with or for Entergy or its Registrant Subsidiaries, which actually or perceivably reflect negatively on Entergy or its Registrant Subsidiaries; measures taken to offset reductions in demand or to supply rising demand; a significant dispute with one of Entergy’s or its Registrant Subsidiaries’ customers or other stakeholders; or negative political and public sentiment resulting in a significant amount of adverse press coverage and other adverse statements affecting Entergy or its Registrant Subsidiaries.

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

Deterioration in Entergy’s or its Registrant Subsidiaries’ reputations may harm Entergy’s or its Registrant Subsidiaries’ relationships with their customers, regulators, and other stakeholders, may increase their cost of doing business, may interfere with their ability to attract and retain a qualified workforce from a wide variety of backgrounds, experiences, and perspectives, may impact Entergy’s or its Registrant Subsidiaries’ ability to raise debt capital, and may potentially lead to the enactment of new laws and regulations, or the modification of existing laws and regulations, that negatively affect the way Entergy or its Registrant Subsidiaries conduct their business, or may have a material adverse effect on their financial condition and results of operations.

U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, and cash flows.

The Tax Cuts and Jobs Act of 2017 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The Inflation Reduction Act of 2022 further significantly changed the U.S. Internal Revenue Code by, among other things, enacting a new corporate alternative minimum tax and expanding federal tax credits for clean energy production. The One Big Beautiful Bill Act of 2025 made additional changes to the U.S. Internal Revenue Code including, among other things: (i) the further altering of interest deductibility and the expensing of capital expenditures, (ii) the adoption of new “foreign entity of concern” rules intended to reduce influence of certain “prohibited foreign entities” that could limit the use of certain federal tax credits for clean energy investment and production, and (iii) the further limiting of federal tax credits available for wind and solar facilities.

The interpretive guidance issued by the IRS and state tax authorities may be inconsistent with Entergy’s own expectation or interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation. Further, changes in tax legislation or guidance, or uncertainties regarding the repeal, continuation, or interpretation of such tax legislation or guidance, could impact interpretation of and negotiations around certain contractual arrangements with counterparties, which could result in unfavorable changes to such arrangements or delays. In addition, the retail regulatory treatment of the expanded tax credits and corporate alternative minimum tax included in the Inflation Reduction Act of 2022, the limitation of the use of certain tax credits in the One Big Beautiful Bill Act of 2025, or any other changes to or additional scaling back of such tax credits, could materially impact Entergy’s future cash flows, and this legislation and pending interpretive guidance

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy could result in unintended consequences not yet identified that could have a material adverse impact on Entergy’s financial results and future cash flows.

Based on current IRS guidance and current internal forecasts, Entergy and the Registrant Subsidiaries may become subject to the corporate alternative minimum tax included in the Inflation Reduction Act of 2022 beginning in the next one to three years.

The tax rate decrease included in the Tax Cuts and Jobs Act required Entergy to record a regulatory liability for income taxes payable to customers. Such regulatory liability for income taxes is described in Note 3 to the financial statements.

See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act on 2025, 2024, and 2023 results of operations and financial condition, the provisions of the Tax Cuts and Jobs Act, and Note 2 to the financial statements for discussion of the regulatory proceedings that have considered the effects of the Tax Cuts and Jobs Act. For further discussion of the effects of the Inflation Reduction Act of 2022, and the One Big Beautiful Bill Act of 2025, see the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 3 to the financial statements.

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

Entergy and its subsidiaries’ future prospects and results of operations significantly depend on their ability to successfully implement their business strategies, including executing on their growth strategy and achieving Entergy’s climate goals and aspirations, which are subject to business, regulatory, economic, shareholder activism and other risks and uncertainties, many of which are beyond their control. As a result, Entergy and its subsidiaries may be unable to fully achieve the anticipated results of such strategies.

Entergy and its subsidiaries anticipate a high level of load growth in their industrial and large commercial customer segments, including from large-scale data centers owned by a small number of large customers. Entergy and its subsidiaries may be unsuccessful in capturing such opportunities or the opportunities to serve these new large customers may not materialize to the degree, extent, or duration currently expected. Entergy and its subsidiaries also may not have access to the capital needed to finance the incremental growth on terms and conditions satisfactory to Entergy or its subsidiaries and consistent with the maintenance of satisfactory credit

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy ratings. Entergy and its subsidiaries may fail to execute within currently expected time frames or within currently expected costs, due to a number of factors, including failure to obtain, or any delay in obtaining, regulatory approval, shortages of qualified labor, supply chain constraints, other cost pressures, or inadequate project management and execution. Entergy and its subsidiaries may not be able to adequately protect contractually against the risks inherent in relying on such rapid growth within a small number of large customers concentrated in a single industry and/or recover any amounts outside those included in the contractual arrangements. Entergy expects that these customers will represent a high percentage of total sales, revenues, and cash flow with respect to the applicable Utility operating company for the foreseeable future. This creates business industry and credit concentration risks which Entergy and its subsidiaries may not be able to fully mitigate.

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

The success of certain Utility operating companies’ investments in new generation and transmission assets to support large-scale data centers depends on a limited number of such customers, the continued demand for electricity to power data centers, and the successful completion of the associated generation and transmission projects. Any reduction in the demand for electricity to power data centers or delays or unexpected costs associated with such projects may harm the growth prospects, future operating results, and financial condition of Entergy and these Utility operating companies.

Subject to any pending regulatory approvals, certain Utility operating companies are making or are planning to make significant infrastructure investments in new solar projects, natural gas power plants, and other transmission and generation assets to power new large-scale data centers. These infrastructure investments are

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy being made primarily in connection with electric service agreements with a small number of customers representing significant new load to provide power for new data centers being constructed to support artificial intelligence and other technology capabilities. The Utility operating companies continue to explore similar opportunities and have engaged, and may continue to engage, in additional similar transactions in the future.

This small number of data center customers representing a large portion of the anticipated business of certain of the Utility operating companies exposes these Utility operating companies to several risks, the impact of which is greater due to the common risks facing those customers in the businesses supported by the data centers. The recent dramatic expansion in anticipated demand from data center customers is largely based on emerging technologies, including artificial intelligence and machine learning. These technologies and their related business applications have developed rapidly in recent years and continue to evolve rapidly. Entergy cannot predict the rate at which or the extent to which these emerging technologies will be broadly adopted and successful as business models. Changes in industry practice or advances in these technologies could reduce the demand for electricity to power data centers, including from these customers. Some data center owners and operators are developing their own energy sources to power their data centers, and it is possible that the Utility operating companies’ customers could choose to develop their own energy sources in the future. Additionally, data centers could be subject to future laws and regulations relating to, among other things, energy efficiency standards and energy use and source of power restrictions. These customers may also experience business downturns, which may cause the loss of these customers or a portion of their load requirements or may weaken their financial condition or ability to satisfy contractual obligations. Similarly, these customers may reduce their investment in these new technologies or abandon them entirely. It is not possible for Entergy to predict the future level of demand for electricity from such customers.

Any of these situations may result in lower than anticipated revenue or the early termination or non-renewal of these customers’ electric service agreements or renewal on terms less favorable to the associated Utility operating company. Our electric service agreements with these customers include provisions for early termination payments in certain circumstances, but they do not fully protect against these risks. The Utility operating companies expect to incur a significant level of debt to finance the infrastructure investments associated with these customers’ projects. Although a significant portion of the costs of the infrastructure investments are expected to be recovered through payments under contractual agreements with the applicable customer, there is a risk that the Utility operating companies may not fully recover the costs of the infrastructure constructed to serve these customers despite contractual protections. Once this infrastructure becomes operational, Entergy expects that these customers will represent a high percentage of total sales, revenues, and cash flow for the associated Utility operating company in accordance with the terms of their electric service agreements. In the event a customer terminates or does not renew its electric service agreement, the Utility operating companies may not be able to enter into new services agreements, timely or at all, with one or more comparable revenue-generating customers, and the terms of any new agreements may be less favorable to the Utility operating companies. While the assets constructed to serve these customers may otherwise be useful in the Utility operating companies’ business, there is a risk that the Utility operating companies may not be able to fully recover their investment in or a return on those assets, either through retail or wholesale rates or meet the debt obligations incurred in connection with these assets. The small number of such customers and scale of the investment required to support those customers heightens this risk.

The success of these Utility operating companies’ investments in new generation and transmission assets to support large-scale data centers depends on the successful completion of large capital projects to provide electricity to these data centers. As discussed elsewhere in this report, the ability to complete large capital projects is dependent upon several factors, including, among others, the ability to obtain financing of such large-scale projects on satisfactory terms and conditions, secure regulatory permits, secure sufficient land for the siting of solar panels and power generation facilities, obtain and maintain MISO interconnection queue positions and otherwise obtain necessary interconnection or transmission service in MISO, and hire qualified labor, as well as levels of public support or opposition to these projects, including, but not limited to opposition arising out of concerns over environmental impacts or the potential for rate increases for all customers, and suppliers’ and contractors’ performance and ability to fulfill their obligations under contracts. Successful completion of these projects may be

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy further influenced by changes in law or regulation, such as environmental compliance requirements or MISO tariff rules and processes; trade-related government actions, such as direct and indirect trade and tariff actions, including those associated with imported solar panels; as well as supply chain delays or disruptions, workforce challenges, and other events beyond the control of these Utility operating companies. The occurrence of any of these events may materially affect the schedule, cost, and performance of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments or face increased risk of potential write-offs of their investments in these projects or incur other costs or risks, including MISO market risks or charges. For additional information concerning these Utility operating companies’ investments in new generation to support large-scale data centers, see “Utility - Property and Other Generation Resources - Provision of Service to Large-Scale Data Center Customers” in Part I, Item 1.

The business, results of operations and financial condition of Entergy and these Utility operating companies could be materially adversely affected as a result of any or all of these factors.

The completion of capital projects, including the construction of power generation facilities, and other capital improvements, involves substantial risks.  Should such efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete capital projects, including the construction of power generation facilities, or make other capital improvements, such as transmission and distribution infrastructure replacements or upgrades, in a timely and cost-effective manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, availability of project management expertise, availability of qualified, skilled labor, escalating costs for materials, labor, and environmental compliance, reliance on suppliers for timely and satisfactory performance, delays and cost increases, and supply chains and material constraints, including those that may result from major storm events, both within and outside of Entergy’s service area.  Certain events may occur that may materially affect the schedule, cost, and performance of these projects. These events may relate to the actual siting and construction process, such as facing public opposition; delays in obtaining permits; challenges in securing sufficient land for the siting of solar panels, power generation facilities, and large transmission projects; shortages in materials and qualified labor; suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts; supply chain delays or disruptions; and changes in the scope and timing of projects. Various economic and financial factors may include early stage cost estimates from contractors that are lower than final costs; the inability to raise capital on favorable terms; changes in commodity prices affecting revenue, fuel costs, or materials costs; and downward changes in the economy. Regulatory and legal issues include items such as changes in law or regulation, including environmental compliance requirements and restrictive laws, regulations or policies relating to data centers or facilities that power data centers; and further direct and indirect trade and tariff issues, including those associated with imported solar panels or other goods or products required to complete major capital projects. Additionally, other events beyond the control of the Utility operating companies may occur that may materially affect the schedule, cost, and performance of these projects.

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

The above risks are heightened by the number and size of the capital projects that Entergy and the Utility operating companies currently plan to undertake to serve load growth driven primarily by large-scale data centers.

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

Entergy relies on a large and changing workforce, including employees, contractors, and temporary staffing, to provide the services necessary to operate its business and execute on its business plan and growth strategy. Certain factors, such as an aging workforce, mismatching of skill sets for current and future needs, failing to appropriately anticipate future workforce needs, workforce impacts from public health concerns, challenges competing with other employers offering fully remote or more flexible work options, increased demand for skilled labor and challenging labor markets, particularly in rural areas where certain large-scale data centers and other large customers plan to be located, rising salary and other labor costs, unavailability of contract resources, and labor disputes, work disruptions, and increased labor organizing activity may lead to operating challenges and increased costs. The challenges include inability to attract or retain talent, lack of resources, loss of knowledge base, and the time required for skill development. Costs to attract and retain employees and contract labor, including costs for contractors to replace employees, productivity costs, and safety costs, may increase. Failure to hire and adequately train replacement employees, or the future availability and cost of contract labor, may adversely affect the ability to manage and operate the business and to execute on Entergy’s business plan and growth strategy, especially considering the specialized workforce needs associated with nuclear generation facilities and new skills required to develop and operate a modernized, technology-enabled, and lower carbon power grid. If Entergy and its subsidiaries are unable to successfully attract, retain, and manage an appropriately qualified workforce and/or retain sufficient skilled contract labor resources to supplement the workforce, their results of operations, financial position, and cash flows could be negatively affected.

Entergy and its subsidiaries, including the Utility operating companies and System Energy, may incur substantial costs to fulfill their obligations related to environmental and other matters.

The businesses in which Entergy’s subsidiaries, including the Utility operating companies and System Energy, operate are subject to extensive existing environmental regulation by local, state, and federal authorities.  These laws and regulations affect the manner in which the Utility operating companies and System Energy conduct their operations and make capital expenditures.  These laws and regulations also affect how Entergy’s subsidiaries, including the Utility operating companies and System Energy, manage air emissions, discharges to water, wetlands impacts, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, certain migratory birds and eagles, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the implementing agencies’ permitting and enforcement decisions. Furthermore, in response to increased economic and industrial growth, federal, state, and local governments may adopt or change laws, regulations, or ordinances addressing the real or perceived environmental or other impacts. Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies and System Energy to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, Entergy and its subsidiaries, including the Utility operating companies and System Energy, are subject to potential liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies and System Energy and of property potentially contaminated by hazardous substances they generate.  The Utility operating companies currently are involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  Entergy’s subsidiaries,

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy including the Utility operating companies and System Energy, have incurred and expect to incur significant costs related to environmental compliance. To the extent that any such changes in law or regulation impact data centers or facilities that power data centers, these risks may be heightened by Entergy’s and the Utility operating companies’ increasing reliance on large-scale data center customers for revenue and load growth.

Emissions of nitrogen and sulfur oxides, mercury, particulates, greenhouse gases, and other regulated emissions from generating plants potentially are subject to increased regulation, controls, and mitigation expenses.  The capital plan of certain Utility operating companies includes significant investments in generation facilities to serve the rapid growth in load demand from large customers and large-scale data centers. These generating facilities will produce regulated emissions, which amplifies these risks for Entergy and those Utility operating companies. In addition, existing environmental regulations and programs promulgated by the EPA often are challenged legally, or are revised or withdrawn by the EPA, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and economically, depending on the nature of the changes.  Risks relating to global climate change, initiatives to regulate, or otherwise compel reductions of greenhouse gas emissions, and water availability issues are discussed below.

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

Environmental and regulatory obligations intended to combat the effects of climate change, including by compelling greenhouse gas emission reductions or reporting, increasing clean or renewable energy requirements, or placing a price on greenhouse gas emissions, or efforts to achieve climate goals could materially affect the financial condition, results of operations, and liquidity of Entergy and Entergy’s subsidiaries, including the Utility operating companies and System Energy.

Federal, state, and local authorities periodically propose and enact laws and regulations intended to address known or suspected causes of climate change.  A particular focus at the federal level is the regulation of CO2 emissions from new, existing, and significantly modified stationary emission sources, including electric generating units. Such regulations continue to evolve. Various states and regions of the U.S. have taken action to establish greenhouse gas limitations and trading programs. For example, in 2021, the City Council of New Orleans promulgated a renewable and clean portfolio standard that sets a goal of net-zero emissions by 2040 and absolute zero emissions by 2050. The impact that continued changes in the governmental response to climate change risk and any judicial interpretation thereof will have on existing and pending environmental laws and regulations related to greenhouse gas emissions currently is unclear.

Developing and implementing plans for compliance with greenhouse gas emissions reduction or reporting or clean/renewable energy requirements, or for achieving a climate goal can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. The operations of low or non-emitting generating units (such as nuclear units and solar facilities) at lower than expected capacity factors could require increased generation from higher emitting units, thus increasing Entergy’s greenhouse gas emission rate. Similarly, increased load growth and the natural gas generation required to meet that increased demand is expected to result in an increase in Entergy’s absolute greenhouse gas emissions. Moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  These requirements could, in turn, lead to changes in the planning or operations of balancing authorities or organized markets in areas where Entergy’s subsidiaries, including the Utility operating companies or System Energy, do business. Violations of such requirements may subject the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  Further, real or perceived violations of environmental regulations, including those related to climate change, or challenges meeting any climate goals Entergy might set or be required to achieve, could negatively impact Entergy’s reputation or inhibit Entergy’s ability to pursue its long-term decarbonization objectives. To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might attempt to deny or defer timely recovery of these costs.

Recent or future changes in regulation or policies governing the reporting or emission of, or government programs relating to, CO2 and other greenhouse gases or mix of generation sources could (i) result in significant additional costs to the Utility operating companies, their suppliers, or customers; (ii) make some of Entergy’s electric generating units uneconomical to maintain or operate; (iii) result in the early retirement of generation facilities and stranded costs if the Utility operating companies are unable to fully recover the costs and investment in generation; (iv) increase the difficulty that Entergy and its Utility operating companies have with obtaining or maintaining required environmental regulatory approvals; and (v) cause the financing needs of Entergy and its subsidiaries to increase should such changes result in a repeal or limitation on government tax credits, loans, grants, guarantees, or other subsidies incentivizing the development or utilization of alternative sources of generation, each of which could materially affect the financial condition, results of operations, and liquidity of Entergy and its subsidiaries.  In addition, lawsuits have occurred or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits may seek injunctive relief, monetary compensation, and punitive damages. The capital plan of certain Utility operating companies includes significant investments in generation facilities to serve the rapid growth in load demand from large customers and large-scale data centers, which facilities will emit CO2 or other greenhouse gases and amplify these risks for Entergy and those Utility operating companies.

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

Due in part to the increase over the past two decades in frequency and intensity of major storm activity along the Gulf Coast, Entergy has and continues to pursue and execute on plans to accelerate investments that would enhance the resilience of the electric systems of the Utility operating companies to enable them to better withstand major storms or other significant events, to mitigate the cost of restoration of the electric system after major storms or other significant events, to enable more rapid restoration of electricity after major storm or other significant adverse events, and to deliver electricity to critical customers more immediately after such events. These plans are generally subject to approval by the Utility operating companies’ retail regulators and may not be approved in full or at all. Certain accelerated resilience plans of the Utility operating companies have received regulatory approval for a limited scope and duration, generally at levels less than those proposed to the regulators; however, the Utility operating companies continue to work with their regulators to establish the appropriate scope and timing of resilience investment balanced against other customer needs. The Utility operating companies may not be able to successfully execute such plans and projects in the time and manner planned and there are risks regarding the ability to demonstrate the efficacy of the accelerated resilience investments in mitigating storm impacts, as well as in seeking and obtaining regulatory approval for additional accelerated resilience plans and

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy projects that may be necessary. The need for this investment and these expenditures could give rise to execution, liquidity, capital or other financing-related risks as well as result in upward pressure on the retail rates of the Utility operating companies, which, particularly when combined with upward pressure resulting from the recovery of the costs of recent and future storms, may result in adverse actions by the Utility operating companies’ retail regulators or effectively limit the ability to make other planned capital or other investments.

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

A decline in the continued and future availability and quality of water for cooling, process, and sanitary uses could materially affect the financial condition, results of operations, and liquidity of Entergy, its subsidiaries, and industrial customers.

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

Entergy and its subsidiaries secure water through various mechanisms (ground water wells, surface waters intakes, municipal supply, etc.) and operate under the provisions and conditions set forth by the provider and/or regulatory authorities.  Entergy and its subsidiaries also obtain and operate in substantial compliance with water discharge permits issued under various provisions of the Clean Water Act and/or state water pollution control provisions. Regulations and authorizations for both water intake and use and for waste discharge can become more stringent in times of water shortages, low flows in rivers, low lake levels, low groundwater aquifer volumes, and similar conditions.  The increased use of water by industry, agriculture, and the population at large, population growth, saltwater intrusion, and the potential impacts of climate change on the availability of water resources may cause water use restrictions that affect Entergy, its subsidiaries, and industrial customers.

The Utility operating companies, System Energy, and Entergy’s non-utility operations may incur substantial costs related to reliability standards.

Entergy’s business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the NERC, the SERC, and other regional enforcement entities, are approved by the FERC and frequently are reviewed, amended, and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system and generation assets.  In addition, the retail regulators of the Utility operating companies possess the jurisdiction, and in some cases have exercised such jurisdiction, to impose standards governing the reliable operation of the Utility operating companies’ distribution systems, including penalties if these standards are not met. The changes to the reliability standards applicable to the electric power industry are ongoing and evolve to address new risk profiles such as grid transformation, resilience to extreme events, critical infrastructure interdependencies, security, and energy policy. Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy’s non-utility operations.

Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices or interest rates, which could materially affect Entergy’s and its subsidiaries’ results of operations, financial condition, and liquidity.

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

Entergy and its subsidiaries have in the past, and may in the future, enter into financial arrangements that are subject to variable interest rates and transactions to hedge variable interest rate risk associated with such financing arrangements, such as interest rate swaps, caps or collars. Entergy’s and its subsidiaries’ use of such hedging strategies may not be effective and may adversely affect their business, results of operations, or financial position. Furthermore, no hedging strategy can completely mitigate exposure to variable interest rate risk, and such strategies may limit Entergy’s and its subsidiaries’ ability to participate in the benefits of lower interest rates. Entergy cannot predict the outcome or effectiveness of such hedging strategies to mitigate this risk.

Although Entergy and its subsidiaries devote a considerable effort to these risk management strategies, they cannot eliminate all the risks associated with these activities.  As a result of these and other factors, Entergy and its subsidiaries cannot predict with precision the impact that risk management decisions may have on their business, results of operations, or financial position.

The Utility operating companies and Entergy’s non-utility business are exposed to the risk that counterparties may not meet their obligations, which may materially affect the Utility operating companies and Entergy’s non-utility business, including the ability to meet debt obligations.

The risk management practices of the Utility operating companies and Entergy's non-utility business are exposed to the risk that counterparties that owe Entergy and its subsidiaries performance of certain obligations, money, energy, or other commodities will not perform their obligations.  If counterparties to these arrangements, such as counterparties to large customer electric service agreements or hedging arrangements, fail to perform, Entergy or its subsidiaries may seek to enforce its contractual protections, but may be unsuccessful, such as in recovering proceeds adequate to cover the related obligations, which could materially affect the applicable Utility operating company or Entergy’s non-utility business, despite any contractual protections. With respect to the obligations of counterparties to large customer electric service agreements, Entergy has heightened exposure to a

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy small number of large-scale data center customers which makes recovery of Entergy’s significant investments in transmission and generation assets to power those new large-scale data centers subject to a significant degree to the success of those customers. The contractual and credit and collateral protections included in the agreements with these customers may prove insufficient to protect Entergy under certain circumstances, such as in the event of a bankruptcy of the customer or a guarantor of its obligations. If any such customer is unable to fulfill its contractual obligations, there is a risk that the associated Utility operating company may not be able to fully recover its investment in and/or a return on those assets or meet its debt obligations.

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

Given the fraught geopolitical landscape and rapid technological advancements of existing and emerging threats, including threats fueled by artificial intelligence, Entergy’s technology systems remain inherently vulnerable despite implementations and enhancements of the multiple layers of security and controls. In addition, the prevalent use of smartphones, tablets, and other wireless devices, as well as ongoing remote or hybrid work-from-home arrangements for a significant portion of Entergy’s employees and those of its contractors and vendors may also heighten these risks. If Entergy’s or its subsidiaries’ technology systems, or those of critical suppliers or contractors or other third parties interconnected through the grid or otherwise, were compromised and unable to detect or recover in a timely fashion to a normal state of operations, Entergy or its subsidiaries could be unable to perform critical business functions that are essential to the company’s well-being and could result in a loss of or inappropriate access to its confidential, sensitive, and proprietary information, including personal information of its customers, employees, suppliers, and others in Entergy’s care. Entergy cannot anticipate, detect, or implement fully preventive measures against all cybersecurity threats.

Any such attacks, failures, or data breaches could have a material effect on Entergy’s and the Registrant Subsidiaries’ business, financial condition, results of operations or reputation. Although Entergy and the Registrant Subsidiaries purchase insurance for cyber attacks and data breaches, coverage may not be adequate to cover all losses that might arise in connection with these incidents. Such incidents may also expose Entergy to an increased risk of litigation (and associated damages and fines). For information on our cybersecurity risk management, strategy, and governance, see “Item 1C. Cybersecurity” in Part I, Item 1C.

Entergy and the Registrant Subsidiaries are subject to risks associated with their ability to obtain adequate insurance at acceptable costs.

The global economic cost to insurers resulting from cyber attacks, natural disasters, wildfires, and other catastrophic events, in addition to an increased focus on climate issues, has had and may continue to have disruptive effects on insurance markets. The availability of insurance capacity may decrease, and the insurance policies that Entergy or the Registrant Subsidiaries are able to obtain may have higher deductibles and more restrictive terms and conditions, including higher premiums. Entergy expects the recent pattern of increasing premiums to continue in the near and medium term. Further, the insurance policies of Entergy or the Registrant Subsidiaries may not cover all of their potential exposures or actual amounts of losses incurred.

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy

Significant increases in commodity prices, the prices of other materials and supplies, and operation and maintenance expenses may adversely affect Entergy's results of operations, financial condition, and liquidity.

Entergy and its subsidiaries have observed and expect continued inflationary pressures related to commodity prices, other materials and supplies, and operation and maintenance expenses, including in the areas of labor, health care, and pension costs. The contracts for the construction of certain of the Utility operating companies’ generation facilities also have included, and in the future may include, price adjustment provisions that, subject to certain limitations, may enable the contractor to increase the contract price to reflect increases in certain costs of constructing the facility. These inflationary pressures could impact the ability of Entergy and its subsidiaries to control costs and/or make substantial investments in their businesses, including their ability to recover costs and investments, and to earn their allowed return on equity within frameworks established by their regulators while maintaining affordability of their services for their customers, in addition to having unpredictable effects on Entergy’s customers. Increases in commodity prices, the prices of other materials and supplies, and operation and maintenance expenses, including increasing labor costs and costs and funding requirements associated with Entergy's defined benefit retirement plans, health care plans, and other employee benefits, could increase their financing needs and otherwise adversely affect their results of operations, financial condition, and liquidity. The capital plan of certain Utility operating companies includes significant investments in generation facilities in the near term to serve the rapid growth in load demand from large customers and large-scale data centers, which heightens Entergy’s and those Utility operating companies’ exposure to these risks. Negotiated contract terms and credit collateral requirements may be insufficient to protect against these risks.

(Entergy Corporation and System Energy)

System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on sales to affiliated companies for all of its revenues. Certain contractual arrangements relating to System Energy, such affiliated companies, and these revenues are the subject of ongoing litigation and may be subject to future such litigation and regulatory proceedings.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies (other than Entergy Louisiana and Entergy Texas) as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which currently expires in November 2044. System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies (other than Entergy Louisiana and Entergy Texas) under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. The Unit Power Sales Agreement has in the past been the subject of significant litigation, including claims for refunds and rate adjustments, and is currently the subject of a litigation proceeding at the FERC with respect to System Energy’s inclusion of pre-paid and accrued pension costs in rates. As part of a settlement of such litigation (which settlement does not resolve the prepaid and accrued pension litigation), effective October 1, 2025, the Unit Power Sales Agreement was amended to remove Entergy Louisiana from the entitlement and responsibility to purchase power from Grand Gulf and the respective entitlements of the other Utility operating companies party to the Unit Power Sales Agreement were adjusted accordingly. Entergy cannot predict with certainty the outcome of this proceeding or any future proceedings that may arise with respect to the Unit Power Sales Agreement.

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

Entergy’s non-utility operations, including wholesale sales of electricity, are subject to regulation under federal, state, and local laws. Compliance with the requirements under these various regulatory regimes may cause Entergy’s non-utility operations to incur significant additional costs, and failure to comply with such requirements could result in the imposition of liens, fines, and/or civil or criminal liability. If Entergy’s non-utility operations were deemed to violate market behavior rules, the FERC can impose potential penalties of up to $1.544 million per day for each violation by any such entity of market-based rate rules and regulations.

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

Entergy Corporation is a holding company with no material revenue generating operations of its own or material assets other than the equity of its subsidiaries. Accordingly, all of its operations are conducted by its subsidiaries. Entergy Corporation’s ability to satisfy its financial obligations, including the payment of interest and principal on its outstanding debt, and to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries. The subsidiaries of Entergy Corporation are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make distributions to Entergy Corporation. The ability of such subsidiaries to make payments of dividends or distributions to Entergy Corporation depends on their results of operations and cash flows and other items affecting retained earnings, and on any applicable legal, regulatory, or contractual limitations on subsidiaries’ ability to pay such dividends or distributions, which may be more stressed if certain Utility operating companies incur a significant level of additional debt to finance the infrastructure investments to serve large-scale data centers. Prior to providing funds to Entergy Corporation, such subsidiaries have financial and regulatory obligations that must be satisfied, including among others, debt service and, in the case of Entergy Utility Holding Company, LLC and Entergy Texas, distributions and dividends, respectively, on preferred securities. Any distributions from the Registrant Subsidiaries other than Entergy Texas and System Energy are paid directly to Entergy Utility Holding Company, LLC and are therefore subject to prior payment of distributions on its preferred securities. Entergy Corporation has provided, and may continue to provide from time to time in the future, capital contributions or debt financing to its subsidiaries, which would reduce the funds available to meet its financial obligations, including making interest and principal payments on outstanding indebtedness, and to pay dividends on Entergy Corporation’s common stock.

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

As cybersecurity risks continue to evolve with multiple threat vectors, including artificial intelligence related threats, Entergy and the Registrant Subsidiaries maintain a comprehensive security strategy to keep current with the changing threats. To inform this effort, Entergy and the Registrant Subsidiaries utilize the National Institute of Standards and Technology Cybersecurity Framework, which consists of standards, guidelines, and best practices to manage cybersecurity risk across the enterprise. A risk-based approach is used to direct security initiatives to the most significant risks and provide the most value in terms of risk reduction and protection. Entergy and the Registrant Subsidiaries use a vendor risk management program to assess and monitor security risks that arise from certain third-party vendors. In addition, Entergy and the Registrant Subsidiaries utilize technology and threat-intelligence services to assess and continuously monitor the cybersecurity risk of key vendors, as identified through the vendor risk management program.

While Entergy and the Registrant Subsidiaries have experienced cybersecurity incidents, except as otherwise summarized above or discussed elsewhere in this report, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected them including their business strategy, results of operations, or financial condition. See “Risk Factors” in Part I, Item 1A for a detailed description of the risks related to cybersecurity.

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

While the Board of Directors and Audit Committee oversee cybersecurity risk management, Entergy’s management is responsible for managing cybersecurity risk. Entergy and the Registrant Subsidiaries’ security-risk-management system, as discussed above, is comprised of a three lines of defense model to enhance risk management efforts and define roles in the security program. The first line of defense, comprised of business units performing operational functions, including the CISO and CIO, is responsible for identification and management of security and reliability risks directly through design, implementation, and execution of control activities. The second line of defense, comprised of the CSO, performs and supports security and reliability risk management and

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy governs and oversees the execution of security and reliability controls by the first line of defense. Ownership of specific security operations may migrate from a business unit in the first line of defense to the second line of defense, as determined to be appropriate by the Chief Security Office. The third line of defense, which includes Internal Audit, independent third parties, and certain regulatory constructs, such as the NERC Reliability Standards and the NRC Cyber Rule, provides assurance of selective actions taken by the first and second lines of defense to senior management and the Board of Directors.

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

In the event of a suspected or actual cybersecurity incident, the Security Incident Response Team (SIRT), which includes the CISO, has primary responsibility for initial identification and evaluation of potential business impacts and escalation of the incident’s severity classification using pre-established criteria with a specified communication matrix and escalation thresholds. The Security Incident Commander, which role is served by a leader in the CISO organization, provides tactical leadership and oversight management at the cross-functional level for the incident. The SIRT remains engaged throughout the incident response lifecycle, including detection and analysis, containment, eradication and recovery, and post-incident remediation, and coordinates with the impacted

Part I Item 1A, 1B, and 1C
Entergy Corporation, Utility operating companies, and System Energy business functions, if warranted. Once a cyber incident is confirmed, the SIRT is responsible for maintaining situational awareness and continuous monitoring of the need for escalation or de-escalation of the incident’s severity classification. As certain escalation thresholds are exceeded, additional levels of management notification are required by the SIRT, including notification of and recurring communication with Entergy’s Incident Response Team, which includes the Chief Executive Officer, the Chief Operating Officer, the CSO, other executive management, and members of the affected business functions. Depending upon the facts, analysis, materiality, and anticipated or current impacts, the Chief Executive Officer and the General Counsel will determine the timing and cadence for communication of the cyber incident with the Board of Directors or Audit Committee.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Arkansas’s preliminary estimate for the cost of mobilizing crews and restoring power is approximately $50 million to $60 million, with the majority of the costs being capital. Natural gas purchases for Entergy Arkansas for January 2026 are $74 million compared to natural gas purchases for January 2025 of $25 million.

Results of Operations

2025 Compared to 2024

Net Income

Net income increased $118.0 million primarily due to a $131.8 million ($99.1 million net-of-tax) charge, recorded in first quarter 2024, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024, higher volume/weather, and higher retail electric price, partially offset by higher depreciation and amortization expenses, higher other operation and maintenance expenses, higher interest expense, an $18.3 million reduction in income tax expense in third quarter 2024 as a result of the resolution of an Arkansas state income tax audit, and higher taxes other than income taxes. See Note 2 to the financial statements for discussion of the opportunity sales proceeding. See Note 3 to the financial statements for discussion of the resolution of the Arkansas state income tax audit.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2025 to 2024:

Amount
(In Millions)
2024 operating revenues	$2,460.2
Fuel, rider, and other revenues that do not significantly affect net income	61.3
Volume/weather	107.3
Retail one-time bill credit	92.3
Retail electric price	62.9
2025 operating revenues	$2,784.0

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

Total electric energy sales for Entergy Arkansas for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	7,980	7,658	4
Commercial	5,639	5,583	1
Industrial	12,095	10,179	19
Governmental	189	185	2
Total retail	25,903	23,605	10
Sales for resale:
Associated companies	1,913	2,039	(6)
Non-associated companies	4,545	4,058	12
Total	32,361	29,702	9

See Note 19 to the financial statements for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $14.0 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $13.9 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, in 2025 as compared to 2024;
•an increase of $6.1 million in bad debt expense;
•the expensing of $5.0 million of certain wind and solar project costs associated with the decision to evaluate alternative generation solutions; and
•several individually insignificant items.

The increase was partially offset by contract costs of $11.5 million in 2024 related to operational performance, customer service, and organizational health initiatives and a decrease of $10.9 million in energy efficiency expenses primarily due to the timing of recovery from customers.

Asset write-offs includes a $131.8 million charge, recorded in first quarter 2024, to reflect the write-off of a previously recorded regulatory asset as a result of an adverse decision in the opportunity sales proceeding in March 2024. See Note 2 to the financial statements for discussion of the opportunity sales proceeding.

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
•a regulatory credit of $28.3 million, recorded in fourth quarter 2025, to reflect the amount of the 2024 historical year netting adjustment to be collected from Entergy Arkansas’s customers during the 2026 rate effective period as included in the 2025 formula rate plan filing. See Note 2 to the financial statements for discussion of the 2025 formula rate plan filing; and
•a regulatory credit of $15.5 million, recorded in fourth quarter 2024, to reflect the amount of the 2023 historical year netting adjustment to be collected from Entergy Arkansas’s customers during the 2025 rate effective period as included in the 2024 formula rate plan filing. See Note 2 to the financial statements for discussion of the 2024 formula rate plan filing.

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

The effective income tax rates were 19.8% for 2025 and 18.9% for 2024. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of results of operations for 2024 compared to 2023.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$4,747	$3,632	$5,278

Net cash provided by (used in):
Operating activities	1,335,048	978,680	941,021
Investing activities	(1,197,122)	(1,732,630)	(1,032,952)
Financing activities	132,897	755,065	90,285
Net increase (decrease) in cash and cash equivalents	270,823	1,115	(1,646)

Cash and cash equivalents at end of period	$275,570	$4,747	$3,632

2025 Compared to 2024

Operating Activities

Net cash flow provided by operating activities increased $356.4 million in 2025 primarily due to:

•higher collections from customers;
•net cash proceeds of $242.6 million received by Entergy Arkansas in 2025, including $215.2 million of proceeds received from Entergy Arkansas’s transfer of 2024 nuclear and solar production tax credits to third parties in 2025 and net cash receipts of $27.4 million from affiliates in 2025 in accordance with the Unit Power Sales Agreement and the MSS-4 replacement tariff related to the transfer of 2024 nuclear production tax credits by Entergy Arkansas and affiliates to third parties in 2025. See Note 3 to the financial statements for discussion of the nuclear and solar production tax credits;
•income tax refunds of $29.7 million in 2025 compared to income tax payments of $9.5 million in 2024. Entergy Arkansas received income tax refunds in 2025 and made income tax payments in 2024, each in accordance with Entergy’s tax allocation agreement;
•a decrease of $23.7 million in spending on nuclear refueling outages in 2025 as compared to 2024; and
•a decrease of $19.6 million in pension contributions in 2025. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $535.5 million in 2025 primarily due to:

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
•a decrease in cash used of $38.2 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•a decrease of $30.0 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025.

The decrease was partially offset by:

•an increase of $201.0 million in non-nuclear generation construction expenditures primarily due to higher spending on the Ironwood Power Station (formerly Lake Catherine Unit 5) project and the Jefferson Power Station project;
•an increase of $92.0 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2025;
•cash collateral of $37.0 million posted in 2025 to support Entergy Arkansas’s obligations to MISO; and
•money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $21.7 million in 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 14 to the financial statements for discussion of the Driver Solar facility, the West Memphis Solar facility, and the Walnut Bend Solar facility purchases.

Financing Activities

Net cash flow provided by financing activities decreased $622.2 million in 2025 primarily due to:

•the issuances of $400 million of 5.45% Series mortgage bonds and $400 million of 5.75% Series mortgage bonds, each in May 2024;
•capital contributions of approximately $695 million received from Entergy Corporation in 2024 to partially finance the acquisitions of the Walnut Bend Solar facility, the West Memphis Solar facility, and the Driver Solar facility;
•the issuance of $70 million of 5.54% Series O notes by the Entergy Arkansas nuclear fuel company variable interest entity in March 2024; and
•a decrease of $16.6 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The decrease was partially offset by:

•the repayment, at maturity, of $375 million of 3.70% Series mortgage bonds in June 2024;
•the issuance of $300 million of 5.45% Series mortgage bonds in May 2025;
•a decrease of $120 million in common equity distributions paid in 2025 in order to maintain Entergy Arkansas’s capital structure;
•money pool activity; and
•a decrease in net repayments of $38.9 million on the nuclear fuel company variable interest entity’s credit facility.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $15.2 million in 2025 compared to decreasing by $130.2 million in 2024.

See Note 5 to the financial statements for additional details of long-term debt.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of operating, investing, and financing cash flow activities for 2024 compared to 2023.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	December 31, 2025	December 31, 2024
Debt to capital	53.7%	53.6%
Effect of subtracting cash	(1.3%)	—%
Net debt to net capital (non-GAAP)	52.4%	53.6%

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2026	2027	2028	2029
	(In Millions)
Planned construction and capital investment:
Generation	$1,510	$1,870	$1,240	$555
Transmission	85	140	175	215
Distribution	310	310	380	400
Utility Support	65	55	65	50
Total	$1,970	$2,375	$1,860	$1,220

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Arkansas’s portfolio, as well as to support customer growth, including Ironwood Power Station (formerly Lake Catherine Unit 5), Jefferson Power Station, and Arkansas Cypress Solar; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability and customer experience; transmission spending to improve reliability while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Arkansas’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Arkansas’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, cost and availability of qualified, skilled labor, or raw materials sourcing disruptions which may affect Entergy Arkansas’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including changes to domestic monetary policy, shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Arkansas’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Arkansas has incurred incremental cost increases due to certain tariff-exposed inputs, including select equipment, components, or underlying raw materials. As of the date of this Form 10-K, such increases have not had a material effect on its current and planned capital projects. Entergy Arkansas is not able to predict any further effects of such tariffs or the effects of potential changes in regulation and law, changes to governmental

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments).

	2026	2027	2028	2029-2030	After 2030
	(In Millions)
Long-term debt (a)	$900	$218	$545	$443	$7,054
Operating leases (b)	$20	$18	$15	$17	$13
Finance leases (b)	$7	$6	$6	$9	$21

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Arkansas currently expects to contribute approximately $29.7 million to its qualified pension plans and approximately $710 thousand to its other postretirement plans in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026, valuations are completed, which is expected by April 1, 2026.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas has $235.4 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Ironwood Power Station

In November 2024, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Ironwood Power Station (formerly Lake Catherine Unit 5), a 446 MW simple cycle natural gas combustion turbine facility to be located at the existing Lake Catherine facility site in Hot Spring County, Arkansas. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. In December 2024 other parties, including the APSC general staff, filed testimony opposing the resource, although the APSC general staff recognized the capacity need for the resource. Entergy Arkansas filed testimony in January 2025 further supporting its application, and in February 2025 the opposing parties filed responsive rebuttal testimony continuing to dispute the estimated costs and to dispute that Entergy Arkansas performed a market solicitation sufficient to demonstrate that this resource is the most reasonable option for customers. Also in February 2025, Entergy Arkansas filed surrebuttal testimony responding to the opposing parties’ testimony. A hearing was held in March 2025, and in April 2025 the APSC issued an order approving certification of the facility. The order also provided a presumption of prudence finding with respect to a benchmark project cost. In May 2025,

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas filed a motion for clarification concerning the appropriate calculation of the benchmark that was below the estimated cost of Ironwood Power Station and was based upon older technology and dated pricing. Entergy Arkansas will have the opportunity to present later all actual costs to the APSC for review and a prudence determination of final costs, including costs incremental to the benchmark. In June 2025, Entergy Arkansas filed its independent monitor proposal with the APSC and is awaiting direction on the proposal and the motion for clarification. Entergy Arkansas proposes to recover the costs of constructing Ironwood Power Station through the Generating Arkansas Jobs Act rider. The facility is expected to be in service by the end of 2028. See “State and Local Rate Regulation and Fuel-Cost Recovery - Retail Rates - Generating Arkansas Jobs Act Rider” below for discussion of the Generating Jobs Act rider, which was approved by the APSC in October 2025.

Jefferson Power Station

In August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The estimated cost of the project is $1,602 million. In September 2025 other parties, including the APSC general staff, filed testimony opposing the resource pending further information, although the APSC general staff recognized the capacity need for the resource and that Entergy Arkansas had satisfied the statutory requirements for a certificate of environmental compatibility and public need. Much of the opposition focused on the fact that the resource was not identified through a competitive solicitation. Entergy Arkansas filed testimony further supporting its application in September and October 2025. A hearing was held in October 2025 and November 2025. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but is, in fact, $90 million below the cost presented. Entergy Arkansas is evaluating whether to make a request for rehearing to correct the benchmark. Additionally, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations moving forward with a limited exception for certain resources associated with customer growth projects. Entergy Arkansas proposes to recover the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2029. See “State and Local Rate Regulation and Fuel-Cost Recovery - Retail Rates - Generating Arkansas Jobs Act Rider” below for discussion of the Generating Jobs Act rider, which was approved by the APSC in October 2025.

Special Rate Contract and Arkansas Cypress Solar

In September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude, LLC, a subsidiary of Alphabet, Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. In October 2025 the APSC general staff filed testimony finding that based on its evaluation of Entergy Arkansas’s application and the results of the ratepayer impact measure test, the special rate contract meets the requirements of the APSC’s promotional practice rules and is in the public interest. No other parties filed testimony. In December 2025 the APSC issued an order approving the special rate contract but denying the requested ratemaking treatment of Google’s upfront payments and deferring a decision on the treatment under the contract pricing providing for the deferral and amortization of the investment tax credits from the Arkansas Cypress Solar facility (discussed below). Also in December 2025, Entergy Arkansas filed a petition with the APSC regarding these findings, noting that they would require renegotiation of the special rate contract. In January 2026 the APSC issued an order maintaining its position on the ratemaking treatment of Google’s upfront payments but reversing itself on the treatment of the Arkansas Cypress

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Solar facility investment tax credits and allowing those to be used in the pricing of the Arkansas Cypress Solar facility to Google as provided for in the contract.

In September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. Entergy Arkansas is seeking public interest and prudence findings from the APSC no later than 180 days from the filing, pursuant to Act 373 of 2025, to construct the Arkansas Cypress Solar facility in support of its long-term special rate contract with Google. In October 2025 the APSC general staff and the Arkansas Attorney General filed responsive testimony opposing the project cost and seeking additional information. Subsequently, the APSC general staff submitted supplemental testimony to update its initial conclusion and recommendations, noting that the Arkansas Cypress Solar facility is a reasonable project and recommending the APSC approve the project under certain conditions. Entergy Arkansas proposes to recover the costs of constructing the Arkansas Cypress Solar facility through the Generating Arkansas Jobs Act rider. A hearing was held in December 2025, and an APSC decision is due in March 2026. Subject to receipt of required regulatory approval and other conditions, the facility is expected to be in service by the end of 2028. See “State and Local Rate Regulation and Fuel-Cost Recovery - Retail Rates - Generating Arkansas Jobs Act Rider” below for discussion of the Generating Jobs Act rider, which was approved by the APSC in October 2025.

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

Entergy Arkansas’s receivables from (payables to) the money pool were as follows as of December 31 for each of the following years.

2025	2024	2023	2022
(In Thousands)
$21,715	($15,190)	($145,385)	($180,795)

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2030. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2026.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2025, there were no cash borrowings under either credit facility and no letters of credit outstanding under the $300 million credit facility. In addition, Entergy Arkansas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of December 31, 2025, $93.3 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facilities. See Note 4 to the financial statements for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of December 31, 2025, there were $13.7 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorization from the FERC through February 2028 for the following:

•short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding;
•long-term borrowings and securities issuances; and
•borrowings by its nuclear fuel company variable interest entity.

See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. In addition, the APSC has concurrent jurisdiction over Entergy Arkansas’s first mortgage bond/secured issuances. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2027.

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

Retail Rates

2023 Formula Rate Plan Filing

In July 2023, Entergy Arkansas filed with the APSC its 2023 formula rate plan filing to set its formula rate for the 2024 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2024 and a netting adjustment for the historical year 2022. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2024 projected year was 8.11% resulting in a revenue deficiency of $80.5 million. The earned rate of return on common equity for the 2022 historical year was 7.29% resulting in a $49.8 million netting adjustment. The total proposed revenue change for the 2024 projected year and 2022 historical year netting adjustment was $130.3 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $88.6 million. The APSC general staff and intervenors filed their errors and objections report in October 2023, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues which lowers the constraint to $87.7 million. In October 2023, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding, none of which affected Entergy Arkansas’s requested recovery up to the constraint of $87.7 million. The settlement agreement provided for amortization of the approximately $39 million regulatory asset for costs associated with the COVID-19 pandemic

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

over a 10-year period as well as recovery of $34.9 million related to the resolution of the 2016 and 2017 IRS audits from previous tax positions that are no longer uncertain, partially offset by $24.7 million in excess accumulated deferred income taxes from reductions in state income tax rates, each before consideration of their respective tax gross-up. See Note 3 to the financial statements for further discussion of the resolution of the 2016-2018 IRS audit and the State of Arkansas corporate income tax rate changes. In December 2023 the APSC approved the settlement agreement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2024.

2024 Formula Rate Plan Filing

In July 2024, Entergy Arkansas filed with the APSC its 2024 formula rate plan filing to set its formula rate for the 2025 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the 2025 projected year and a netting adjustment for the 2023 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 projected year was 8.43% resulting in a revenue deficiency of $69.5 million. The earned rate of return on common equity for the 2023 historical year was 7.48% resulting in a $33.1 million netting adjustment. The total proposed revenue change for the 2025 projected year and 2023 historical year netting adjustment was $102.6 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $82.6 million. The APSC general staff and intervenors filed their errors and objections report in October 2024, proposing certain adjustments, including the APSC general staff’s update to annual filing year revenues that increases the constraint to $83.5 million. Entergy Arkansas filed its rebuttal in October 2024, and later in October 2024 the parties submitted a joint issues list and stipulations setting forth the disputed issues and the noncontested issues. In December 2024 the APSC approved the parties’ stipulations without modification, approved Entergy Arkansas’s adjustment with respect to storm costs, directed Entergy Arkansas to adjust its projected year distribution reliability capital closings, and deferred the recoverability of Entergy Arkansas’s opportunity sales legal fees until the next general rate case. Also in December 2024 the APSC approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2025. As a result of the proceeding, the total revenue change was $82.7 million, including a $63.7 million increase for the 2025 projected year and a $31.4 million netting adjustment for the 2023 historical year. In fourth quarter 2024, Entergy Arkansas recorded a regulatory asset of $15.5 million to reflect the amount of the 2023 historical year netting adjustment that it collected from its customers during the 2025 rate effective period. Pursuant to the terms of the parties’ stipulations, Entergy Arkansas made a filing with the APSC in January 2025 to refund customers $30.1 million in excess accumulated deferred income taxes resulting from the reduction in the State of Arkansas’s income tax rate from 4.8% to 4.3% in 2024. Entergy Arkansas began refunding this amount over a 24-month period effective with the first billing cycle of February 2025.

2025 Formula Rate Plan Filing

In July 2025, Entergy Arkansas filed with the APSC its 2025 formula rate plan filing to set its formula rate for the 2026 calendar year.  The filing contained an evaluation of Entergy Arkansas’s earnings for the 2026 projected year and a netting adjustment for the 2024 historical year.  The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2026 projected year was 8.45% resulting in a revenue deficiency of $68.9 million.  The earned rate of return on common equity for the 2024 historical year was 7.71% resulting in a $48.8 million netting adjustment.  The total proposed revenue change for the 2026 projected year and 2024 historical year netting adjustment was $117.7 million.  By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint.  Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $92.3 million. The APSC general staff filed their errors and objections report in October 2025, proposing an adjustment to the coupon rate for the projected long-term debt issuance in 2026 and an update to annual filing year revenues that increases the constraint to $93.9 million. Entergy Arkansas filed its rebuttal in October 2025. A hearing was scheduled for November 2025, and an order was expected in December 2025. Due to no contested

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

issues remaining outstanding among the parties to the proceeding, in October 2025, Entergy Arkansas and the APSC general staff filed a joint motion requesting the APSC cancel the hearing and issue a decision based on the pleadings and testimony in the record. The APSC granted this request. In December 2025 the APSC approved Entergy Arkansas’s request as modified by the APSC general staff’s errors and objections report and Entergy Arkansas’s rebuttal testimony. Also in December 2025 the APSC approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2026. As a result of the proceeding, the total revenue change was $93.9 million, including a $65.6 million increase for the 2026 projected year and a $48.8 million netting adjustment for the 2024 historical year. In fourth quarter 2025, Entergy Arkansas recorded a regulatory asset of $28.3 million to reflect the amount of the 2024 historical year netting adjustment that it expects to collect from its customers during the 2026 rate effective period.

Grand Gulf Credit Rider

In June 2024, Entergy Arkansas filed with the APSC a tariff to provide retail customers a credit resulting from the terms of the settlement agreement between Entergy Arkansas, System Energy, additional named Entergy parties, and the APSC pertaining to System Energy’s billings for wholesale sales of energy and capacity from the Grand Gulf nuclear plant. See “Complaints Against System Energy - System Energy Settlement with the APSC” in Note 2 to the financial statements for discussion of the System Energy settlement with the APSC. In July 2024 the APSC approved the tariff, under which Entergy Arkansas would refund to retail customers a total of $100.6 million. Entergy Arkansas refunded $92.3 million of the total through one-time bill credits under the Grand Gulf credit rider during the August 2024 billing cycle. In March 2025, Entergy Arkansas included the remaining balance as a credit to retail customers in its energy cost recovery rider rate redetermination filing. See further discussion within “Energy Cost Recovery Rider” below. In April 2025 the APSC approved Entergy Arkansas’s proposal to include the remaining balance in its energy cost recovery rider effective with the first billing cycle of April 2025 and the withdrawal of the Grand Gulf credit rider after all credits had been issued. Credits to retail customers were completed in second quarter 2025, and the Grand Gulf credit rider was subsequently withdrawn.

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

In July 2025, Entergy Arkansas submitted a tariff filing with the APSC requesting approval of a strategic investment recovery rider, consistent with the provisions of Act 373. In October 2025 the APSC issued an order approving the proposed rider with several revisions, including elimination of an annual true-up adjustment, a change in cost allocation methodology, the removal of excess and deficient accumulated deferred income taxes to a separate rider, and the addition of reporting requirements. As directed by the order, in October 2025, Entergy Arkansas made a compliance filing. In November 2025, the APSC general staff recommended additional updates to the compliance filing, including limiting the accumulated deferred income tax adjustment to excess accumulated deferred income taxes. Also, in November 2025, Entergy Arkansas filed a second compliance filing, which was approved by the APSC.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Cuts and Jobs Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Cuts and Jobs Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified Entergy Arkansas it initiated an audit of the 2017 fuel costs. The timing of the audit’s completion is uncertain at this time.

In March 2023, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01639 per kWh to $0.01883 per kWh. The primary reason for the rate increase was a large under-recovered balance as a result of higher natural gas prices in 2022 and a $32 million deferral related to the APSC general staff’s request in 2022 for Entergy Arkansas to defer its request for recovery related to the February 2021 winter storms until the 2023 energy cost rate redetermination. In February 2023 the APSC issued orders initiating proceedings to address the prudence of costs incurred and appropriate cost allocation of the February 2021 winter storms, and in September 2023 the APSC issued an order finding Entergy Arkansas’s practices during the February 2021 winter storms to be prudent. The under-recovered balance included in the March 2023 filing was partially offset by the proceeds of the $41.7 million refund that System Energy made to Entergy Arkansas in January 2023 related to the sale-leaseback renewal costs and depreciation litigation as calculated in System Energy’s January 2023 compliance report filed with the FERC. See “Complaints Against System Energy - Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue” in Note 2 to the financial statements for discussion of the compliance report filed by System Energy with the FERC in January 2023. The redetermined rate of $0.01883 per kWh became effective with the first billing cycle in April 2023 through the normal operation of the tariff.

In March 2024, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease in the rate from $0.01883 per kWh to $0.00882 per kWh. Due to a change in law in the State of Arkansas, the annual redetermination included $9 million, recorded as a credit to fuel expense in first quarter 2024, for recovery attributed to net metering costs in 2023. The primary reason for the rate decrease was a large over-recovered balance as a result of lower natural gas prices in 2023. To mitigate the effect of projected increases in natural gas prices in 2024, Entergy Arkansas adjusted the over-recovered balance included in the March 2024 annual redetermination filing by $43.7 million. This adjustment reduced the rate change that was reflected in the 2025 energy cost rate redetermination. The redetermined rate of $0.00882 per kWh became effective with the first billing cycle in April 2024 through the normal operation of the tariff.

In March 2025, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.00882 per kWh to $0.01333 per kWh. The annual redetermination included a credit related to the remaining balance due to retail customers from the System Energy settlement with the APSC, plus carrying charges and interest. See “Retail Rates - Grand Gulf Credit Rider” above for further discussion. The primary reason for the rate increase was an adjustment to account for projected increases in natural gas prices in 2025. This adjustment is expected to reduce the rate change that will be reflected in Entergy Arkansas’s 2026 energy cost rate redetermination. The redetermined rate of $0.01333 per kWh became effective with the first billing cycle in April 2025 through the normal operation of the tariff.

Opportunity Sales Proceeding

In June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources; (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity; and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  The LPSC’s complaint challenged sales made beginning in 2002 and requested refunds.  In July 2009 the Utility operating companies filed a response to the complaint arguing among other things that the System Agreement contemplated that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The FERC subsequently ordered a hearing in the proceeding.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The FERC issued a decision in June 2012 and held that, while the System Agreement was ambiguous, it did provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement did not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  The FERC in its decision established further hearing procedures to quantify the effect of repricing the opportunity sales in accordance with the FERC’s June 2012 decision. The hearing was held in May 2013 and the ALJ issued an initial decision in August 2013.

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

The hearing required by the FERC’s second April 2016 order was held in May 2017. In July 2017 the ALJ issued an initial decision addressing whether a cap on any reduction due to bandwidth payments was necessary and whether to implement the other adjustments to the calculation methodology. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In December 2018, Entergy made a compliance filing in response to the FERC’s October 2018 order. The compliance filing provided a final calculation of Entergy Arkansas’s payments to the other Utility operating companies, including interest. Refunds and interest, totaling $135 million, were paid by Entergy Arkansas to the other operating companies in December 2018.

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directed Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. The refunds were issued in the August 2020 billing cycle. Entergy Arkansas believed its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, were recoverable, and in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Industrial and Commercial Customers

Entergy Arkansas’s large industrial and commercial customers continually explore ways to reduce their energy costs. Entergy Arkansas responds by working with industrial and commercial customers to negotiate electric service contracts with competitive rates that match specific customer needs and load profiles. Additionally, cogeneration is an option available to a portion of Entergy Arkansas’s industrial customer base. Entergy Arkansas actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand from both new and existing customers.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Nuclear Matters

Entergy Arkansas owns and, through an affiliate, operates the ANO 1 and 2 nuclear generating plants and is, therefore, subject to the risks related to such ownership and operation. These include risks related to: the acquisition, use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, including the financial requirements to address emerging issues related to equipment reliability, to position Entergy Arkansas’s nuclear fleet to meet its operational goals; the performance and capacity factors of these nuclear plants; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts of insurance recoveries for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of either ANO 1 or 2, Entergy Arkansas may be required to file with the APSC a rate mechanism to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. ANO 1’s operating license expires in 2034 and ANO 2’s operating license expires in 2038. In November 2025, Entergy Arkansas notified the NRC of its intent to submit applications to further extend the operating licenses for ANO 1 and 2. Entergy Arkansas expects to submit the renewal applications for ANO 1 by the end of fourth quarter 2029 and for ANO 2 by the end of fourth quarter 2033.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2026 Qualified Pension Cost	Impact on 2025 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$652	$22,948
Rate of return on plan assets	(0.25%)	$2,718	$—
Rate of increase in compensation	0.25%	$921	$4,688

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2026 Postretirement Benefits Cost	Impact on 2025 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$315	$3,790
Health care cost trend	0.25%	$383	$2,094

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Arkansas in 2025 was $20.9 million, including $1.5 million in settlement costs. Entergy Arkansas anticipates 2026 qualified pension cost to be $16.5 million. Entergy Arkansas contributed $35.5 million to its qualified pension plans in 2025 and estimates pension contributions will be approximately $29.7 million in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is expected by April 1, 2026.

Total postretirement health care and life insurance benefit income for Entergy Arkansas in 2025 was $6.8 million. Entergy Arkansas expects 2026 postretirement health care and life insurance benefit income of approximately $9.4 million.  Entergy Arkansas contributed $1.1 million to its other postretirement plans in 2025 and estimates that 2026 contributions will be approximately $710 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, LLC and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, cash flows and changes in equity (pages 348 through 352 and applicable items in pages 53 through 246), for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and the likelihood of refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the APSC and the FERC, recovery in future rates of regulatory assets and refunds or future reductions in rates related to regulatory liabilities involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
February 19, 2026

We have served as the Company’s auditor since 2001.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING REVENUES
Electric	$2,784,047	$2,460,181	$2,646,396

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	352,535	274,282	514,885
Purchased power	248,901	239,281	257,890
Nuclear refueling outage expenses	43,177	51,840	59,973
Other operation and maintenance	778,445	742,573	737,649
Asset write-offs	—	131,775	78,434
Decommissioning	100,701	93,582	87,321
Taxes other than income taxes	164,045	141,225	141,502
Depreciation and amortization	463,802	422,767	400,944
Other regulatory charges (credits) - net	(62,186)	(152,834)	(87,409)
TOTAL	2,089,420	1,944,491	2,191,189

OPERATING INCOME	694,627	515,690	455,207

OTHER INCOME
Allowance for equity funds used during construction	24,349	29,569	20,587
Interest and investment income	67,375	70,628	25,024
Miscellaneous - net	(10,536)	(17,995)	(23,216)
TOTAL	81,188	82,202	22,395

INTEREST EXPENSE
Interest expense	242,216	218,281	188,232
Allowance for borrowed funds used during construction	(11,734)	(14,429)	(8,270)
TOTAL	230,482	203,852	179,962

INCOME BEFORE INCOME TAXES	545,333	394,040	297,640

Income taxes	107,880	74,574	(99,210)

NET INCOME	437,453	319,466	396,850

Net loss attributable to noncontrolling interest	(3,079)	(5,300)	(5,231)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$440,532	$324,766	$402,081

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING ACTIVITIES
Net income	$437,453	$319,466	$396,850
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	650,881	588,599	556,780
Deferred income taxes, tax credits, and non-current taxes accrued	341,658	81,911	(102,070)
Asset write-offs	—	131,775	78,434
Changes in assets and liabilities:
Receivables	(30,391)	114,936	(84,428)
Fuel inventory	10,555	7,558	(6,351)
Accounts payable	36,401	(10,425)	(69,947)
Taxes accrued	21,778	(11,936)	4,625
Interest accrued	1,332	3,007	16,554
Deferred fuel costs	(72,862)	(43,124)	228,021
Other working capital accounts	(46,046)	(29,148)	(29,690)
Provisions for estimated losses	9,060	17,520	(21,039)
Regulatory assets	(43,738)	185,251	(6,197)
Other regulatory liabilities	218,074	97,049	240,762
Customer advances	10,000	—	—
Pension and other postretirement funded status	(79,244)	(135,464)	(109,077)
Other assets and liabilities	(129,863)	(338,295)	(152,206)
Net cash flow provided by operating activities	1,335,048	978,680	941,021
INVESTING ACTIVITIES
Construction expenditures	(1,046,878)	(812,329)	(946,244)
Allowance for equity funds used during construction	24,349	29,569	20,587
Payment for purchase of plant and assets	(3,517)	(819,014)	—
Nuclear fuel purchases	(120,819)	(151,604)	(137,616)
Proceeds from sale of nuclear fuel	40,601	33,213	32,937
Proceeds from nuclear decommissioning trust fund sales	169,591	718,415	117,123
Investment in nuclear decommissioning trust funds	(202,872)	(730,910)	(139,280)
Change in money pool receivable - net	(21,715)	—	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	—	17,933
Decrease (increase) in other investments	(36,977)	30	1,608
Other	1,115	—	—
Net cash flow used in investing activities	(1,197,122)	(1,732,630)	(1,032,952)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	439,709	1,154,129	1,093,253
Retirement of long-term debt	(149,422)	(717,121)	(597,720)
Capital contributions from parent	—	695,000	—
Changes in money pool payable - net	(15,190)	(130,195)	(35,410)
Common equity distributions paid	(190,000)	(310,000)	(417,000)
Other	47,800	63,252	47,162
Net cash flow provided by financing activities	132,897	755,065	90,285
Net increase (decrease) in cash and cash equivalents	270,823	1,115	(1,646)
Cash and cash equivalents at beginning of period	4,747	3,632	5,278
Cash and cash equivalents at end of period	$275,570	$4,747	$3,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$213,561	$212,691	$169,173
Income taxes - net (includes production tax credit sale proceeds of $215,224 in 2025, $— in 2024, and $— in 2023)	($244,911)	$9,484	$2,705
Noncash investing activities:
Accrued construction expenditures	$98,219	$37,495	$36,264

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2025	2024
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$7,048	$1,306
Temporary cash investments	268,522	3,441
Total cash and cash equivalents	275,570	4,747
Accounts receivable:
Customer	164,296	139,234
Allowance for doubtful accounts	(7,303)	(4,672)
Associated companies	43,859	35,412
Other	87,029	70,927
Accrued unbilled revenues	130,950	125,824
Total accounts receivable	418,831	366,725
Deferred fuel costs	27,704	—
Fuel inventory - at average cost	39,382	49,937
Materials and supplies	430,662	384,238
Deferred nuclear refueling outage costs	36,718	48,879
Prepayments and other	98,975	41,404
TOTAL	1,327,842	895,930

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,816,331	1,604,428
Other	793	797
TOTAL	1,817,124	1,605,225

UTILITY PLANT
Electric	17,022,476	16,371,182
Construction work in progress	621,218	320,447
Nuclear fuel	302,706	257,533
TOTAL UTILITY PLANT	17,946,400	16,949,162
Less - accumulated depreciation and amortization	6,585,693	6,275,150
UTILITY PLANT - NET	11,360,707	10,674,012

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,743,848	1,700,110
Other	221,381	198,706
TOTAL	1,965,229	1,898,816

TOTAL ASSETS	$16,470,902	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2025	2024
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$690,000	$—
Accounts payable:
Associated companies	103,411	85,137
Other	346,541	210,040
Customer deposits	136,587	129,267
Taxes accrued	114,993	93,215
Interest accrued	39,709	38,377
Deferred fuel costs	—	45,158
Other	56,083	55,313
TOTAL	1,487,324	656,507

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,846,713	1,489,169
Accumulated deferred investment tax credits	24,868	26,069
Regulatory liability for income taxes - net	422,740	417,561
Other regulatory liabilities	1,044,060	831,165
Customer advances	10,000	—
Decommissioning	1,791,372	1,691,583
Accumulated provisions	85,539	76,479
Long-term debt	4,733,604	5,122,494
Other	314,495	298,951
TOTAL	10,273,391	9,953,471

Commitments and Contingencies

EQUITY
Member's equity	4,699,369	4,448,837
Noncontrolling interest	10,818	15,168
TOTAL	4,710,187	4,464,005

TOTAL LIABILITIES AND EQUITY	$16,470,902	$15,073,983

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2022	$27,825	$3,753,990	$3,781,815
Net income (loss)	(5,231)	402,081	396,850
Common equity distributions	—	(417,000)	(417,000)
Distributions to noncontrolling interest	(995)	—	(995)
Balance at December 31, 2023	$21,599	$3,739,071	$3,760,670
Net income (loss)	(5,300)	324,766	319,466
Capital contributions from parent	—	695,000	695,000
Common equity distributions	—	(310,000)	(310,000)
Distributions to noncontrolling interest	(1,131)	—	(1,131)
Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005
Net income (loss)	(3,079)	440,532	437,453
Common equity distributions	—	(190,000)	(190,000)
Distributions to noncontrolling interest	(1,271)	—	(1,271)
Balance at December 31, 2025	$10,818	$4,699,369	$4,710,187

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Louisiana’s preliminary estimate for the cost of mobilizing crews and restoring power is approximately $240 million to $300 million, with the majority of the costs being capital. Natural gas purchases for Entergy Louisiana for January 2026 are $256 million compared to natural gas purchases for January 2025 of $115 million.

Results of Operations

2025 Compared to 2024

Net Income

Net income increased $222.1 million primarily due to expenses of $151.5 million ($110.7 million net-of-tax), recorded in second quarter 2024, primarily consisting of regulatory charges to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. Also contributing to the increase was higher other income, higher volume/weather, and a higher return on construction work in progress for certain utility plant investments. The increase was partially offset by higher interest expense, higher other operation and maintenance expenses, and higher depreciation and amortization expenses. See Note 2 to the financial statements for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2025 to 2024:

Amount
(In Millions)
2024 operating revenues	$5,144.0
Fuel, rider, and other revenues that do not significantly affect net income	576.1
Volume/weather	31.8
Return on construction work in progress for certain utility plant investments	28.3
Retail electric price	(16.7)
Effect of sale of natural gas distribution business	(31.4)
2025 operating revenues	$5,732.1

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in industrial usage resulting from an increase in demand from large industrial customers, primarily in the petroleum refining, chlor-alkali, industrial gases, and petrochemicals industries.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investment, which is recognized as the related costs are incurred.

The retail electric price variance is primarily due to a decrease in Entergy Louisiana's formula rate plan revenues for a two month period beginning in September 2025, resulting from earnings above the authorized return on common equity for the 2024 test year. The decrease was partially offset by increases in Entergy Louisiana’s formula rate plan revenues, including an increase in the distribution recovery mechanism, effective September 2024. See Note 2 to the financial statements for discussion of the formula rate plan proceedings.

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues following the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025.

Total electric energy sales for Entergy Louisiana for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	14,251	14,000	2
Commercial	11,134	11,108	—
Industrial	35,816	34,759	3
Governmental	802	836	(4)
Total retail	62,003	60,703	2
Sales for resale:
Associated companies	6,477	5,808	12
Non-associated companies	1,388	1,574	(12)
Total	69,868	68,085	3

See Note 19 to the financial statements for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Nuclear refueling outage expenses decreased primarily due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Other operation and maintenance expenses increased primarily due to:

•an increase of $19.7 million in power delivery expenses primarily due to a higher scope of work performed in 2025 as compared to 2024 and higher vegetation maintenance costs;
•the expensing of $10.8 million of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in 2025 to cancel the project and evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” below for discussion of the Bayou Power Station project;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $10.1 million in bad debt expense;
•an increase of $7.7 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024;
•an increase of $5.6 million in transmission costs allocated by MISO. See Note 2 to the financial statements for discussion of the recovery of these costs;
•an increase of $5.1 million in loss provisions; and
•several individually insignificant items.

The increase was partially offset by:

•an $18.6 million gain, recorded in 2025, resulting from the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025;
•contract costs of $17.4 million in 2024 related to operational performance, customer service, and organizational health initiatives; and
•a decrease of $13.3 million in nuclear generation expenses primarily due to a lower scope of work performed in 2025 as compared to 2024.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in nuclear depreciation rates effective September 2024 and September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements for discussion of the global stipulated settlement agreement.

Other regulatory charges (credits) - net includes regulatory charges of $150.2 million, recorded in second quarter 2024, to reflect the effects of an agreement in principle between Entergy Louisiana and the LPSC staff and the intervenors in July 2024 to renew Entergy Louisiana’s formula rate plan and resolve a number of other retail dockets and matters, including all formula rate plan test years prior to 2023. The customer rate credits agreed to in the global stipulated settlement began in September 2024. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue. See Note 2 to the financial statements for discussion of the agreement in principle and the subsequently filed global stipulated settlement agreement.

Other income increased primarily due to:

•an increase of $43.3 million in the amortization of tax gross ups on customer advances, including customer advances for construction;
•an increase of $25.8 million in interest earned on money pool investments;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025; and
•a $17.1 million true-up of Entergy Louisiana's MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements for discussion of the 2024 formula rate plan filing.

The increase was partially offset by a decrease of $17.5 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations. See Note 2 to the financial statements for discussion of the storm cost securitizations.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to the issuance of $750 million of 5.80% Series mortgage bonds in January 2025, the issuance of $700 million of 5.15% Series mortgage bonds in August 2024, and an increase of $38.4 million in carrying costs on customer advances, including customer advances for construction. The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2025.

The effective income tax rates were 17.6% for 2025 and 20.2% for 2024. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of results of operations for 2024 compared to 2023.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Sale of Natural Gas Distribution Business

See the “Dispositions - Natural Gas Distribution Businesses” section in Note 14 to the financial statements for discussion of the sale of the Entergy Louisiana natural gas distribution business.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$327,102	$2,772	$56,613

Net cash provided by (used in):
Operating activities	2,741,721	2,247,563	2,032,120
Investing activities	(2,877,549)	(1,512,147)	(3,039,456)
Financing activities	585,687	(411,086)	953,495
Net increase (decrease) in cash and cash equivalents	449,859	324,330	(53,841)

Cash and cash equivalents at end of period	$776,961	$327,102	$2,772

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2025 Compared to 2024

Operating Activities

Net cash flow provided by operating activities increased $494.2 million in 2025 primarily due to:

•higher collections from customers;
•an increase of $257.7 million in receipts from advance payments related to customer agreements in 2025, which are recorded as current liabilities and included within changes in other working capital accounts;
•net cash proceeds of $170.1 million received by Entergy Louisiana in 2025, including $198.3 million in proceeds received from Entergy Louisiana’s transfer of 2024 nuclear production tax credits to third parties in 2025 and net cash payments of $28.2 million to affiliates in 2025 in accordance with the Unit Power Sales Agreement and the MSS-4 replacement tariff related to the transfer of 2024 nuclear production tax credits by Entergy Louisiana and affiliates to third parties in 2025. See Note 3 to the financial statements for discussion of the nuclear production tax credits;
•income tax refunds of $146 million in 2025 compared to income tax payments of $16.9 million in 2024. Entergy Louisiana received income tax refunds in 2025 and made income tax payments in 2024, each in accordance with Entergy’s tax allocation agreement; and
•a decrease of $18.4 million in storm spending primarily due to Hurricane Francine restoration efforts in 2024.

The increase was partially offset by:

•the timing of payments to vendors;
•the receipt of $80.2 million in settlement proceeds in December 2024 as a result of the System Energy settlement with the LPSC. See Note 2 to the financial statements for discussion of the System Energy settlement agreement with the LPSC;
•an increase of $47.2 million in interest paid;
•an increase of $24.5 million in spending on nuclear refueling outages in 2025 as compared to 2024;
•$21.3 million received in third quarter 2024 related to the wind up of the NISCO partnership. See Note 9 to the financial statements for a discussion of the NISCO partnership; and
•higher fuel and purchased power payments. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $1,365.4 million in 2025 primarily due to:

•an increase of $661.5 million in non-nuclear generation construction expenditures primarily due to higher spending on the Franklin Farms Power Station Units 1 and 2 project, the Waterford 5 Power Station project, and the Sterlington facility project;
•an increase of $347 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Louisiana’s service area, including increased investment in the resilience of the transmission system, higher spending on the Amite South transmission projects, and increased spending on various other transmission projects in 2025;
•an increase of $286 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system, partially offset by lower capital expenditures for storm restoration in 2025. The decrease in storm restoration expenditures is primarily due to decreased spending on Hurricane Francine restoration efforts in 2025 as compared to 2024;
•an increase of $126.9 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2025;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase in cash used of $80.8 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•cash collateral of $58.4 million posted in 2025 to support Entergy Louisiana’s obligations to MISO; and
•payments totaling $41.4 million to Entergy Texas for the transfer of assets related to the Segno Solar and Votaw Solar facilities to Entergy Louisiana in 2025. See “Uses and Sources of Capital - Segno Solar and Votaw Solar” below for further discussion of the facilities and transfer.

The increase was partially offset by the receipt of $200 million in proceeds from the sale of the natural gas distribution business on July 1, 2025 and the receipt of $33.5 million from the storm reserve escrow account in first quarter 2025. See Note 14 to the financial statements for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025. See Note 2 to the financial statements for a discussion of the storm reserve funds.

Financing Activities

Entergy Louisiana’s financing activities provided $585.7 million of cash in 2025 as compared to using $411.1 million of cash in 2024 primarily due to the following activity:

•the repayment, prior to maturity, of $1 billion of 0.95% Series mortgage bonds in August 2024;
•the issuance of $750 million of 5.80% Series mortgage bonds in January 2025;
•an increase of $683.9 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements;
•the repayment, prior to maturity, of $400 million of 5.40% Series mortgage bonds in April 2024;
•a decrease of $102.9 million in common equity distributions paid in 2025 in order to maintain Entergy Louisiana’s capital structure and for future general corporate purposes;
•net long-term borrowings of $56.4 million in 2025 compared to net repayments of $38.5 million in 2024 on the nuclear fuel company variable interest entities’ credit facilities;
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

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased $156.2 million in 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 5 to the financial statements for additional details of long-term debt.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of operating, investing, and financing cash flow activities for 2024 compared to 2023.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

	December 31, 2025	December 31, 2024
Debt to capital	46.6%	46.0%
Effect of subtracting cash	(2.0%)	(0.8%)
Net debt to net capital (non-GAAP)	44.6%	45.2%

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2026	2027	2028	2029
	(In Millions)
Planned construction and capital investment:
Generation	$2,550	$4,490	$3,055	$3,300
Transmission	1,670	1,675	1,315	885
Distribution	1,165	830	560	605
Utility Support	90	85	70	70
Total	$5,475	$7,080	$5,000	$4,860

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Louisiana’s portfolio, as well as to support customer growth, including Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, and other new generation resources; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Louisiana’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Louisiana’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, cost and availability of qualified, skilled labor, or raw materials sourcing disruptions which may affect Entergy Louisiana’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including changes to domestic monetary policy, shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Louisiana’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Louisiana has incurred incremental cost increases due to certain tariff-exposed inputs, including select equipment, components, or underlying raw materials. As of the date of this Form 10-K, such increases have not had a material effect on its current and planned capital projects. Entergy Louisiana is not able to predict any further effects of such tariffs or the effects of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments).

	2026	2027	2028	2029-2030	After 2030
	(In Millions)
Long-term debt (a)	$1,134	$1,010	$798	$740	$14,048
Operating leases (b)	$21	$18	$15	$15	$4
Finance leases (b)	$7	$6	$6	$9	$5

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Louisiana currently expects to contribute approximately $41.6 million to its qualified pension plans and approximately $14.1 million to its other postretirement plans in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026, valuations are completed, which is expected by April 1, 2026. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana has $425.5 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, Entergy Louisiana enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy Louisiana has rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations. See Note 8 to the financial statements for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement and its obligations under the Vidalia purchased power agreement.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.

Renewables

2021 Solar Certification and the Geaux Green Option

In November 2021, Entergy Louisiana filed an application seeking LPSC approval and certification of the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 MW (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consisted of four resources that were expected to provide $242 million in net benefits to Entergy Louisiana’s customers. These resources, all of which would be constructed in Louisiana, include (i) the Vacherie Facility, a 150 MW resource in St. James Parish; (ii) the Sunlight Road Facility, a 50 MW resource in Washington Parish; (iii) the St. Jacques Facility, a 150 MW resource in St. James Parish; and (iv) the Elizabeth Facility, a 125 MW resource in Allen Parish. The St. Jacques Facility would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The Sunlight Road Facility and the Elizabeth Facility each achieved commercial operation in 2024, and the Vacherie Facility and the St. Jacques Facility originally had estimated in service dates in 2025. The filing proposed to recover the costs of the power purchase agreements through the fuel adjustment clause and the formula rate plan and the acquisition costs through the formula rate plan.

The proposed Rider GGO was a voluntary rate schedule designed to enhance Entergy Louisiana’s ability to help customers meet their sustainability goals by allowing customers to align some or all of their electricity requirements with renewable energy from the resources. Because subscription fees from Rider GGO participants are expected to help offset the cost of the resources, the design of Rider GGO was also designed to preserve the benefits of the 2021 Solar Portfolio for non-participants by providing them with the reliability and capacity benefits of locally-sited solar generation at a discounted price.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

2022 Solar Portfolio and Expansion of the Geaux Green Option

In February 2023, Entergy Louisiana filed an application seeking LPSC approval and certification of the Iberville/Coastal Prairie facility, which will provide 175 MW of capacity through a PPA with a third party, and the Sterlington facility, a 49 MW self-build project located near the deactivated Sterlington power plant (the 2022 Solar Portfolio). Entergy Louisiana is seeking to include these resources within the portfolio supporting the Rider GGO rate schedule to help fulfill customer interest in access to renewable energy. Entergy Louisiana has requested the costs of these facilities, as offset by Rider GGO revenues, be deemed eligible for recovery in accordance with the terms of the formula rate plan and fuel adjustment clause rate mechanisms that exist at the time the facilities are placed into service. In January 2024, the parties filed an uncontested stipulated settlement agreement on the key issues in the case, which stated that the 2022 Solar Portfolio should be constructed, found that Entergy Louisiana’s proposed cost recovery mechanisms were appropriate, and confirmed the resources’ eligibility for inclusion in Rider GGO. The settlement was approved by the LPSC in January 2024. The Sterlington facility achieved commercial operation in January 2026.

Bogalusa West Solar

In July 2025, Entergy Louisiana filed an application seeking LPSC approval and certification of the Bogalusa West Solar facility, a 200 MW single axis tracking solar photovoltaic power facility in Washington Parish, Louisiana. In October 2025 the LPSC voted to grant Entergy Louisiana’s application and approve the Bogalusa West Solar facility. The facility is expected to be in service by 2028.

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. In August 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to withdraw the application. In September 2025, Entergy Texas and Entergy Louisiana entered into assignment and assumption agreements pursuant to which Entergy Texas assigned, and Entergy Louisiana assumed, certain interests in the Segno Solar and Votaw Solar facilities, and the associated assets were transferred in third quarter 2025 from Entergy Texas to Entergy Louisiana for approximately $42.1 million, which included adjustments per the assignment and assumption agreements.

In December 2025, Entergy Louisiana filed an application with the LPSC seeking approval and certification to construct the Segno Solar facility and Votaw Solar facility. The application asks that the LPSC approve, subject to certain ongoing discussions, allocation of the two facilities to a designated renewable resources subscription to Entergy Louisiana’s Rider Geaux Zero, and further asserts that the two solar resources fall below certain breakeven parameters established in connection with the LPSC’s order allowing Entergy Louisiana to procure up to 3 GW of solar resources, thus supporting that the resources should be certified as being in the public interest. The application requests consideration by the LPSC at or before its August 2026 meeting. A procedural schedule has been set with a hearing scheduled for July 2026. The Segno Solar facility and the Votaw Solar facility are expected to be in service by 2029.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Cypress Harvest Solar

In February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish. Entergy Louisiana requested that the LPSC consider the request at its April 2026 meeting.

Other Generation and Transmission

Bayou Power Station

In March 2024, Entergy Louisiana filed an application seeking LPSC approval and certification that the public convenience and necessity would be served by the construction of the Bayou Power Station, a 112 MW aggregated capacity floating natural gas power station with black-start capability in Leeville, Louisiana and an associated microgrid that would serve nearby areas, including Port Fourchon, Golden Meadow, Leeville, and Grand Isle. In its application, Entergy Louisiana noted that the estimated cost of the Bayou Power Station was $411 million, including estimated costs of transmission interconnection and other related costs. In October 2024, Entergy Louisiana filed a motion to suspend the procedural schedule in this proceeding in order to evaluate certain recent developments related to the project including potential changes to the estimated cost of the project. In October 2025, Entergy Louisiana filed with the LPSC a motion to dismiss its application without prejudice, noting that this project has been canceled and that Entergy Louisiana is evaluating an alternative transmission solution. In November 2025 the LPSC granted the motion and dismissed the application, without prejudice. In third quarter 2025, Entergy Louisiana expensed $10.8 million of project costs related to the Bayou Power Station project.

Additional Generation and Transmission Resources

In October 2024, Entergy Louisiana filed an application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement has been executed. The filing requested LPSC certification of three new combined cycle combustion turbine generation resources totaling 2,262 MW, each of which will be enabled for future carbon capture and storage, a new 500 kV transmission line, and 500 kV substation upgrades. Two of the new combined cycle combustion turbine generation resources are to be located at Franklin Farms in north Louisiana (Franklin Farms Power Station Units 1 and 2). The application also requested approval to implement a corporate sustainability rider applicable to the new customer. The corporate sustainability rider contemplates the new customer contributing to the costs of the future addition of 1,500 MW of new solar and energy storage resources, agreements involving carbon capture and storage at Entergy Louisiana’s existing Lake Charles Power Station, and potential future wind and nuclear resources. The combined cost of Franklin Farms Power Station Units 1 and 2 is estimated to be approximately $2,387 million. In testimony filed with its application, Entergy Louisiana noted that the third new generation resource, Waterford 5 Power Station, is expected to have an estimated cost similar to the cost of each of Franklin Farms Power Station Units 1 and 2. Also in its testimony, Entergy Louisiana noted that the cost of the new 500 kV transmission line is estimated to be $546 million. Entergy Louisiana anticipates funding the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The electric service agreement also contains provisions for termination payments that will help ensure that there is no harm to Entergy Louisiana and its customers in the event of early termination. A directive was issued at the LPSC’s November 2024 meeting for the matter to be decided by October 2025. In February 2025 intervenors filed a motion asking the LPSC to deny Entergy Louisiana’s requested exemption from the LPSC’s order addressing competitive solicitation procedures and further asking the LPSC to dismiss the application. The ALJ issued an order denying the motion to dismiss the application and deferring the LPSC’s consideration of the motion regarding the competitive solicitation procedures until the hearing. In March 2025 the same intervenors filed a motion requesting the LPSC to require the customer and its parent company to be joined as parties to the proceeding or dismiss the application. In April 2025 the ALJ issued an order denying the March 2025 motion, and the moving parties filed a motion asking the LPSC to review and reverse the ALJ’s decision.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In April 2025 and May 2025 the LPSC staff and certain intervenors each filed their direct testimony and cross-answering testimony, respectively. The LPSC staff’s testimony discussed the significant projected benefits associated with the data center project; however, both the LPSC staff and such intervenors also identified purported risks associated with constructing the requested resources based on the terms and conditions under which the customer would be taking service. Both the LPSC staff and such intervenors also recommended that the LPSC impose certain conditions on its approval which, if adopted, would support approval of Entergy Louisiana’s application. The LPSC staff’s recommendations included a condition that would require, under specified circumstances, certain sharing of net revenues from service to the project with Entergy Louisiana’s other customers. The LPSC staff also recommended that the LPSC deny approval of the corporate sustainability rider terms providing for the customer to supply funding toward the cost of installing carbon capture and storage infrastructure at Entergy Louisiana’s Lake Charles Power Station. The Louisiana Energy Users Group and other intervenors recommended that the LPSC require various changes to the terms of the electric service agreement with the customer that would shift additional risk and cost to the customer rather than Entergy Louisiana’s broader customer base. Certain intervenors also challenged approval on the basis that Entergy Louisiana did not conduct a request for proposals to procure the proposed generation resources to serve the customer’s project; these intervenors also advocated that Entergy Louisiana be required to procure more renewable generation and evaluate transmission alternatives rather than proceeding with development of all of the proposed new generation resources. In May 2025, Entergy Louisiana filed its rebuttal testimony responding to the direct and cross-answering testimony of the LPSC staff and intervenors. The rebuttal testimony expressed support for or no opposition to the LPSC’s adoption of certain of the proposed recommendations and identified why other proposed recommendations should not be adopted. In addition, the rebuttal testimony stated that the negotiations related to the increase in the load amount for the customer’s project had concluded and that a rider to the electric service agreement reflecting this increase had been executed. In advance of the July 2025 hearing, Entergy Louisiana reached a settlement agreement with the LPSC staff and three separate intervenors. In August 2025 the LPSC issued an order accepting the settlement agreement. Franklin Farms Power Station Units 1 and 2 are expected to be in service in 2028, and Waterford 5 Power Station is expected to be in service in 2029. In January 2026, several months after the LPSC order became final, certain intervenors filed a motion asking the LPSC to investigate the financing arrangements that the customer implemented for its data center project and to initiate a prudence review. The motion questions whether the credit protections for the customer’s obligations under the electric service agreement are adversely affected by the change in the customer’s financial structure and asks the LPSC to initiate a review of whether Entergy Louisiana withheld relevant information from the LPSC at the time of the LPSC’s order. Entergy Louisiana filed its opposition to the motion in February 2026.

Amite South Transmission Projects

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

settlement agreement resolving all issues in the proceeding. In the motion requesting approval of the uncontested stipulated settlement agreement, the parties requested a settlement hearing in March 2025. The LPSC approved the uncontested stipulated settlement agreement in March 2025 and thereby granted certification of the project.

In December 2024, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 84-mile Commodore to Churchill 500 kV transmission line, the expansion of the Waterford 500 kV substation, the construction of a new Churchill 500 kV substation and improvements to the Churchill 230 kV substation, and the conversion of the existing 230 kV Waterford to Churchill transmission line to 500 kV, forming a 500 kV loop into the Downstream of Gypsy load pocket. The project, which was approved by MISO in the 2023 MISO Transmission Expansion Plan, shares common elements with a future transmission project in the same area consisting of 230 kV elements. The estimated cost of the project is $954.7 million. In April 2025 the LPSC staff and the Louisiana Energy Users Group, an intervenor, filed direct testimony. The LPSC staff’s testimony recommends LPSC approval of the project. The Louisiana Energy Users Group’s testimony opines that Entergy Louisiana has shown that there is a need for additional transmission investment in the West Bank area of Amite South but recommends that the LPSC withhold approval pending further analysis, including analysis of potential lower cost alternatives to the proposed project, and also pending Entergy Louisiana demonstrating that it has contributions in aid of construction from the customers whose block load additions would be enabled by the proposed transmission project in amounts sufficient to substantially, if not fully, cover the revenue requirement of the proposed project. In June 2025, Entergy Louisiana filed rebuttal testimony. A hearing was held in August 2025. In November 2025 the presiding ALJ issued a proposed recommendation granting the application and the requested certification. The Louisiana Energy Users Group filed exceptions to the proposed recommendation, and the LPSC staff and Entergy Louisiana filed responses in opposition to those exceptions. In December 2025 the ALJ issued a final recommendation granting the application and the requested certification. In December 2025 the LPSC issued an order adopting the final recommendation granting the application and the requested certification.

Cottonwood Power Station

In December 2025, Entergy Louisiana filed an application seeking LPSC approval and a certificate of convenience and necessity to acquire the Cottonwood combined cycle combustion turbine facility, a 1,263 MW combined cycle facility in Deweyville, Texas that was originally placed in commercial service in 2003. The filing seeks findings from the LPSC that the costs of the acquisition, including the approximately $1.5 billion purchase price and $309.3 million in capital upgrades and maintenance items needed to bring Cottonwood into alignment with Entergy Louisiana’s fleet standards with respect to operations and safety, are eligible for recovery in customer rates. The application requests an LPSC decision by October 2026. A procedural schedule has been set with a hearing scheduled for September 2026. The acquisition is currently targeted to occur in January 2027.

Babel - Webre 500 kV Transmission Project

In December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas of the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. The application requests an LPSC decision by June 2026.

Waterford 6 Power Station and Westlake Power Station

In February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana and

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

existing Roy S. Nelson site in Westlake, Louisiana, respectively. In its application, Entergy Louisiana noted the estimated costs are approximately $2,027 million for the Waterford 6 Power Station and $2,091 million for the Westlake Power Station. Entergy Louisiana asked that the LPSC consider the requests in the application at or before its December 2026 meeting. The estimated in-service dates for the Waterford 6 Power Station and Westlake Power Station are July 2030 and October 2030, respectively.

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

The LPSC also has pending rulemakings addressing issues related to pole viability and grid maintenance practices. In December 2023, in those rulemakings, the LPSC staff issued a report and recommendation proposing to impose significant new reporting and compliance obligations related to jurisdictional utilities’ distribution and transmission operations, including new obligations related to grid hardening plans, pole inspections, pole replacement, vegetation management, storm restoration plans, new reliability metrics, software for handling customer complaints and complaint resolution, required use of drone technology, and new penalties and incentives for reliability performance and for compliance with the new obligations. In February 2024, Entergy Louisiana and other parties filed comments on the LPSC staff’s report. These rulemakings were formally closed in August 2025 without the adoption of any rules or obligations being promulgated by the LPSC.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Louisiana’s receivables from (payables to) the money pool were as follows as of December 31 for each of the following years.

2025	2024	2023	2022
(In Thousands)
$63,435	$32,668	($156,166)	($226,114)

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2030. The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of December 31, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Louisiana is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO.  As of December 31, 2025, $164.1 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facilities. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027. As of December 31, 2025, $50.3 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $43.7 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

Entergy Louisiana, LLC and Subsidiaries
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

2023 Entergy Louisiana Rate Case and Formula Rate Plan Extension Request

In August 2023, Entergy Louisiana filed an application for approval of a regulatory blueprint necessary for it to strengthen the electric grid for the State of Louisiana, which contained a dual-path request to update rates through either: (1) extension of Entergy Louisiana’s current formula rate plan (with certain modifications) for three years (the Rate Mitigation Proposal), which was Entergy Louisiana’s recommended path; or (2) implementation of rates resulting from a cost-of-service study (the Rate Case path). The application complied with Entergy Louisiana’s previous formula rate plan extension order requiring that for Entergy Louisiana to obtain another extension of its formula rate plan that included a rate reset, Entergy Louisiana would need to submit a full cost-of-service rate case. Entergy Louisiana’s filing supported the need to extend Entergy Louisiana’s formula rate plan with credit supportive mechanisms needed to facilitate investment in the distribution, transmission, and generation functions.

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

Formula Rate Plan Global Settlement

In October 2023 the LPSC staff and Entergy Louisiana reached a global settlement which resolved all outstanding issues related to the 2017, 2018, and 2019 formula rate plan filings and resolved certain issues with respect to the 2020 and 2021 formula rate plan filings. The settlement was approved by the LPSC in November 2023. The settlement resulted in a one-time cost of service credit to customers of $5.8 million, allowed Entergy Louisiana to retain approximately $6.2 million of securitization over-collection as recovery of a regulatory asset associated with late fees related to the 2016 Baton Rouge flood, and resulted in Entergy Louisiana recording the reversal of a $105.6 million regulatory liability, primarily associated with the Hurricane Isaac securitization, initially recognized in 2017 as a result of the Tax Cuts and Jobs Act.

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

In December 2024, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed an interim rate adjustment for the 2023 test year reflecting the return of $25.1 million of refunds from the System Energy settlement with the LPSC to customers from January through August 2025. In February 2025, pursuant to the terms of the global stipulated settlement agreement, Entergy Louisiana filed a second interim rate adjustment for the 2023 test year reflecting the divestiture of Entergy Louisiana’s share of Grand Gulf capacity and energy, which was effective as of January 1, 2025. The second interim rate adjustment also reflected a revenue increase of $17.8 million for the recovery of Hurricane Francine costs as approved by the LPSC (on an interim basis). The second interim rate adjustment was implemented with the first billing cycle of March 2025. See further discussion of the Hurricane Francine proceeding in “Storm Cost Recovery Filings with Retail Regulators – Entergy Louisiana – Hurricane Francine” in Note 2 to the financial statements. See Note 8 to the financial statements for discussion of Entergy Louisiana’s divestiture from the Unit Power Sales Agreement.

2024 Formula Rate Plan Filing

In May 2025, Entergy Louisiana filed its formula rate plan evaluation report for its 2024 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the test year 2024, however, any earnings above the allowed return on common equity were to be returned to customers through a credit, pursuant to the terms of the global stipulated settlement agreement. The 2024 test year evaluation produced an earned return on common equity of 9.98%, which was within the approved formula rate plan bandwidth, but above the allowed return on common equity, resulting in customer credits of $31.9 million which were returned to customers during September and October 2025.

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

As noted above, the 2024 evaluation report included the effects of the change in Louisiana state tax law that reduced the corporate income tax rate to a flat 5.5% (from the then-current highest marginal rate of 7.5%) effective

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

January 1, 2025. As such, the 2024 evaluation report reflected the calculation of current and deferred income tax expenses as well as the revaluation of accumulated deferred income taxes based on the income tax laws currently in effect. The 2024 evaluation report proposed that the rate effects associated with the revaluation of accumulated deferred income taxes, including the collection of any net accumulated deferred income tax deficiency and any related effects on rate base, should be reflected in the tax adjustment mechanism consistent with the treatment of similar Tax Cuts and Jobs Act and prior state tax change-related impacts. The effects of the change in tax law on Entergy Louisiana’s authorized return on rate base were also reflected in the 2024 evaluation report consistent with the treatment cited above, including a credit in the extraordinary cost change mechanism for the prospective change in Entergy Louisiana’s authorized return and a credit within the tax adjustment mechanism for over-collection of income tax expense through August 2025. Subject to LPSC review, the resulting changes from the 2024 formula rate plan evaluation report became effective for bills rendered during the first billing cycle of September 2025, subject to refund. In August 2025 the LPSC staff filed its errors and objections report, as required by the formula rate plan’s process, and found that Entergy Louisiana’s formula rate plan is in compliance with the LPSC’s requirements and the global stipulated settlement agreement. The LPSC staff reserved the right to determine whether Entergy Louisiana appropriately credited certain revenues to customers during the September and October 2025 billing cycles. In December 2025 the LPSC staff and Entergy Louisiana filed a joint report indicating that no unresolved, disputed issues existed and recommending that the LPSC accept the joint report, confirm that no outstanding issues existed, and close the docket. In January 2026 the LPSC issued an order accepting the joint report.

Fuel and purchased power cost recovery

Entergy Louisiana recovers electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Louisiana’s purchased gas adjustments, which ceased following the sale of its natural gas distribution business on July 1, 2025, included estimates for the billing month adjusted by a surcharge or credit that arose from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges. See Note 14 to the financial statements for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025.

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. The LPSC staff issued its audit report in September 2021, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. The next step is for the LPSC to issue its final report, but there is not a deadline or timing requirement associated with the issuance of the final report.

To mitigate high electric bills, primarily driven by high summer usage and elevated gas prices, Entergy Louisiana deferred approximately $225 million of fuel expense incurred in April, May, June, July, August, and September 2022 (as reflected on June, July, August, September, October, and November 2022 bills). These deferrals were included in the over/under calculation of the fuel adjustment clause, which was intended to recover the full amount of the costs included on a rolling twelve-month basis.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Industrial and Commercial Customers

Entergy Louisiana’s large industrial and commercial customers continually explore ways to reduce their energy costs. Entergy Louisiana responds by working with industrial and commercial customers to negotiate electric service contracts with competitive rates that match specific customer needs and load profiles. Additionally, cogeneration is an option available to a portion of Entergy Louisiana’s industrial customer base. Entergy Louisiana actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand from both new and existing customers.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Nuclear Matters

Entergy Louisiana owns and, through an affiliate, operates the River Bend and Waterford 3 nuclear generating plants and is, therefore, subject to the risks related to such ownership and operation. These include risks related to: the acquisition, use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, including the financial requirements to address emerging issues related to equipment reliability, to position Entergy Louisiana’s nuclear fleet to meet its operational goals; the performance and capacity factors of these nuclear plants; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts of insurance recoveries for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of River Bend or Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. Waterford 3’s operating license expires in 2044 and River Bend’s operating license expires in 2045.

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

Actuarial Assumption	Change in Assumption	Impact on 2026 Qualified Pension Cost	Impact on 2025 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$887	$24,201
Rate of return on plan assets	(0.25%)	$2,825	$—
Rate of increase in compensation	0.25%	$1,106	$5,453

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2026 Postretirement Benefits Cost	Impact on 2025 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$405	$4,434
Health care cost trend	0.25%	$486	$2,504

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Employer Contributions

Total qualified pension cost for Entergy Louisiana in 2025 was $16.9 million, including $6 million in settlement costs. Entergy Louisiana anticipates 2026 qualified pension cost to be $7.9 million.  Entergy Louisiana contributed $41.3 million to its qualified pension plans in 2025 and estimates pension contributions will be approximately $41.6 million in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is expected by April 1, 2026.

Total postretirement health care and life insurance benefit income for Entergy Louisiana in 2025 was $5.6 million, including $2.1 million in settlement and curtailment credits. Entergy Louisiana expects 2026 postretirement health care and life insurance benefit costs of approximately $5.3 million.  Entergy Louisiana contributed $15.8 million to its other postretirement plans in 2025 and estimates that 2026 contributions will be approximately $14.1 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity (pages 377 through 382 and applicable items in pages 53 through 246), for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and the likelihood of refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the LPSC and the FERC, recovery in future rates of regulatory assets and refunds or future reductions in rates related to regulatory liabilities involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
February 19, 2026

We have served as the Company’s auditor since 2001.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING REVENUES
Electric	$5,687,813	$5,068,158	$5,073,239
Natural gas	44,286	75,860	74,531
TOTAL	5,732,099	5,144,018	5,147,770

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	1,311,773	1,026,343	1,080,485
Purchased power	895,174	670,874	654,721
Nuclear refueling outage expenses	53,638	76,020	63,429
Other operation and maintenance	1,136,573	1,097,283	1,097,233
Decommissioning	78,992	80,663	75,962
Taxes other than income taxes	261,530	248,472	245,191
Depreciation and amortization	806,376	770,904	726,389
Other regulatory charges (credits) - net	(176,001)	41,525	41,209
TOTAL	4,368,055	4,012,084	3,984,619

OPERATING INCOME	1,364,044	1,131,934	1,163,151

OTHER INCOME
Allowance for equity funds used during construction	54,958	36,782	32,160
Interest and investment income	166,792	146,494	90,316
Interest and investment income - affiliated	299,135	315,433	303,233
Miscellaneous - net	(66,313)	(123,280)	(160,972)
TOTAL	454,572	375,429	264,737

INTEREST EXPENSE
Interest expense	488,974	403,473	375,295
Allowance for borrowed funds used during construction	(21,071)	(12,290)	(14,996)
TOTAL	467,903	391,183	360,299

INCOME BEFORE INCOME TAXES	1,350,713	1,116,180	1,067,589

Income taxes	237,813	225,409	(205,781)

NET INCOME	1,112,900	890,771	1,273,370

Net income attributable to noncontrolling interests	2,952	3,126	2,988

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$1,109,948	$887,645	$1,270,382

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

Net Income	$1,112,900	$890,771	$1,273,370

Other comprehensive loss
Pension and other postretirement plan changes
(net of tax benefit of $8,256, $421, and $211)	(19,742)	(1,140)	(572)
Other comprehensive loss	(19,742)	(1,140)	(572)

Comprehensive Income	1,093,158	889,631	1,272,798
Net income attributable to noncontrolling interests	2,952	3,126	2,988
Comprehensive Income Applicable to Member's Equity	$1,090,206	$886,505	$1,269,810

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net income	$1,112,900	$890,771	$1,273,370
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	973,816	937,246	864,225
Deferred income taxes, tax credits, and non-current taxes accrued	551,267	259,474	(99,812)
Changes in working capital:
Receivables	(16,151)	4,248	55,140
Fuel inventory	14,249	7,601	(15,959)
Accounts payable	48,350	(6,123)	(100,321)
Taxes accrued	35,778	(37,448)	30,459
Interest accrued	6,163	28,530	(9,680)
Deferred fuel costs	(20,366)	29,494	134,383
Other working capital accounts	335,100	84,692	(129,173)
Changes in provisions for estimated losses	(18,963)	15,754	(52,445)
Changes in other regulatory assets	106,205	1,937	407,327
Changes in other regulatory liabilities	(110,727)	452,731	225,645
Effect of securitization on regulatory asset	—	—	(491,150)
Changes in pension and other postretirement funded status	(72,455)	(117,627)	(117,886)
Other	(203,445)	(303,717)	57,997
Net cash flow provided by operating activities	2,741,721	2,247,563	2,032,120
INVESTING ACTIVITIES
Construction expenditures	(3,065,462)	(1,633,669)	(1,624,181)
Allowance for equity funds used during construction	54,958	36,782	32,160
Nuclear fuel purchases	(160,003)	(125,315)	(162,079)
Proceeds from sale of nuclear fuel	17,230	63,297	30,214
Payments to storm reserve escrow account	(11,700)	(12,899)	(14,449)
Receipts from storm reserve escrow account	33,456	—	64,036
Purchase of preferred membership interests of affiliate	—	—	(1,457,676)
Redemption of preferred membership interests of affiliate	249,078	239,249	125,002
Proceeds from nuclear decommissioning trust fund sales	727,260	1,185,491	575,596
Investment in nuclear decommissioning trust funds	(792,413)	(1,242,466)	(633,029)
Changes in money pool receivable - net	(30,767)	(32,668)	—
Payment for purchase of assets	(41,435)	—	—
Proceeds from sale of business and assets	200,673	2,109	—
Insurance proceeds received for property damages	—	7,907	19,493
Decrease (increase) in other investments	(58,424)	35	5,457
Net cash flow used in investing activities	(2,877,549)	(1,512,147)	(3,039,456)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,098,625	2,743,965	1,410,893
Retirement of long-term debt	(1,605,837)	(2,305,336)	(2,699,235)
Proceeds received by storm trusts related to securitization	—	—	1,457,676
Capital contribution from parent	—	—	1,457,676
Changes in money pool payable - net	—	(156,166)	(69,948)
Customer advances received for construction	1,265,745	285,798	105,622
Customer advances used for construction	(405,057)	(109,058)	(39,714)
Common equity distributions paid	(756,250)	(859,100)	(660,750)
Other	(11,539)	(11,189)	(8,725)
Net cash flow provided by (used in) financing activities	585,687	(411,086)	953,495
Net increase (decrease) in cash and cash equivalents	449,859	324,330	(53,841)
Cash and cash equivalents at beginning of period	327,102	2,772	56,613
Cash and cash equivalents at end of period	$776,961	$327,102	$2,772
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$413,547	$366,384	$376,353
Income taxes - net (includes production tax credit sale proceeds of $198,285 in 2025, $— in 2024, and $— in 2023)	($344,295)	$16,882	($141,143)
Non-cash investing activities:
Accrued construction expenditures	$267,887	$124,077	$105,859

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2025	2024
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$237	$327
Temporary cash investments	776,724	326,775
Total cash and cash equivalents	776,961	327,102
Accounts receivable:
Customer	292,366	294,089
Allowance for doubtful accounts	(9,069)	(3,036)
Associated companies	164,911	103,055
Other	50,471	39,056
Accrued unbilled revenues	194,429	213,026
Total accounts receivable	693,108	646,190
Deferred fuel costs	15,672	—
Fuel inventory - at average cost	35,968	49,515
Materials and supplies	792,217	782,459
Deferred nuclear refueling outage costs	40,683	31,121
Current assets held for sale	—	2,474
Prepayments and other	187,832	84,236
TOTAL	2,542,441	1,923,097

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	4,007,919	4,256,997
Decommissioning trust funds	2,753,828	2,429,088
Non-utility property - at cost (less accumulated depreciation)	459,706	410,611
Storm reserve escrow account	234,961	256,718
Other	10,132	9,749
TOTAL	7,466,546	7,363,163

UTILITY PLANT
Electric	30,408,352	28,736,547
Natural gas	—	33,775
Construction work in progress	2,031,650	761,090
Nuclear fuel	323,052	288,084
TOTAL UTILITY PLANT	32,763,054	29,819,496
Less - accumulated depreciation and amortization	11,275,981	10,794,817
UTILITY PLANT - NET	21,487,073	19,024,679

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,540,709	1,637,967
Deferred fuel costs	168,122	168,122
Non-current assets held for sale	—	173,669
Other	132,679	57,853
TOTAL	1,841,510	2,037,611

TOTAL ASSETS	$33,337,570	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2025	2024
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$720,000	$300,000
Accounts payable:
Associated companies	92,126	108,688
Other	761,359	533,087
Customer deposits	172,594	169,544
Taxes accrued	64,793	29,002
Interest accrued	126,349	120,186
Deferred fuel costs	—	5,421
Customer advances	543,312	151,662
Other	94,876	96,426
TOTAL	2,575,409	1,514,016

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	3,093,218	2,477,954
Accumulated deferred investment tax credits	84,177	88,679
Regulatory liability for income taxes - net	312,684	355,432
Other regulatory liabilities	1,630,763	1,692,547
Decommissioning	1,932,412	1,842,855
Accumulated provisions	260,660	279,623
Pension and other postretirement liabilities	159,075	160,577
Long-term debt	9,646,835	9,566,453
Customer advances for construction	1,152,530	291,842
Other	558,621	479,178
TOTAL	18,830,975	17,235,140

Commitments and Contingencies

EQUITY
Member’s equity	11,857,063	11,503,030
Accumulated other comprehensive income	33,916	53,658
Noncontrolling interests	40,207	42,706
TOTAL	11,931,186	11,599,394

TOTAL LIABILITIES AND EQUITY	$33,337,570	$30,348,550

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2022	$31,735	$9,406,343	$55,370	$9,493,448
Net income	2,988	1,270,382	—	1,273,370
Other comprehensive loss	—	—	(572)	(572)
Beneficial interest in storm trust	14,577	—	—	14,577
Capital contribution from parent	—	1,457,676	—	1,457,676
Common equity distributions	—	(660,750)	—	(660,750)
Distribution to LURC	(4,193)	—	—	(4,193)
Other	—	(37)	—	(37)
Balance at December 31, 2023	$45,107	$11,473,614	$54,798	$11,573,519
Net income	3,126	887,645	—	890,771
Other comprehensive loss	—	—	(1,140)	(1,140)
Non-cash contribution from parent	—	976	—	976
Common equity distributions	—	(859,100)	—	(859,100)
Distributions to LURC	(5,527)	—	—	(5,527)
Other	—	(105)	—	(105)
Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394
Net income	2,952	1,109,948	—	1,112,900
Other comprehensive loss	—	—	(19,742)	(19,742)
Non-cash contribution from parent	—	386	—	386
Common equity distributions	—	(756,250)	—	(756,250)
Distributions to LURC	(5,451)	—	—	(5,451)
Other	—	(51)	—	(51)
Balance at December 31, 2025	$40,207	$11,857,063	$33,916	$11,931,186

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Mississippi’s preliminary estimate for the cost of mobilizing crews and restoring power is approximately $170 million to $200 million, with the majority of the costs being capital. Natural gas purchases for Entergy Mississippi for January 2026 are $85 million compared to natural gas purchases for January 2025 of $28 million.

Results of Operations

2025 Compared to 2024

Net Income

Net income increased $63.3 million primarily due to higher retail electric price, higher volume/weather, higher other income, a return on construction work in progress for certain utility plant investments in 2025, and $10.2 million of liquidated damages, net of customer sharing, recognized in 2025 resulting from a counterparty’s termination of a purchased power agreement. The increase was partially offset by higher other operation and maintenance expenses, higher interest expense, and a regulatory charge, recorded in the first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2025 to 2024:

Amount
(In Millions)
2024 operating revenues	$1,764.6
Fuel, rider, and other revenues that do not significantly affect net income	57.4
Retail electric price	53.2
Volume/weather	50.2
Return on construction work in progress for certain utility plant investments	20.1
Purchased power agreement termination proceeds	10.2
2025 operating revenues	$1,955.7

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2024 and July 2024 and an increase in formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2025. See Note 2 to the financial statements for discussion of the 2024 formula rate plan filing and the interim facilities rate adjustment.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the data centers and technology industries, partially offset by a decrease in demand from small industrial customers.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investment, which is recognized as the related costs are incurred.

The purchased power agreement termination proceeds variance represents $10.2 million of liquidated damages, net of customer sharing, recognized in 2025 resulting from a counterparty’s termination of a purchased power agreement. See Note 2 to the financial statements for discussion of the customer sharing included in the power management cost factor effective for February 2026 bills.

Total electric energy sales for Entergy Mississippi for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	5,586	5,443	3
Commercial	4,609	4,587	—
Industrial	2,761	2,317	19
Governmental	398	397	—
Total retail	13,354	12,744	5
Sales for resale:
Non-associated companies	4,966	5,568	(11)
Total	18,320	18,312	—

See Note 19 to the financial statements for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $32.1 million in power delivery expenses primarily due to higher vegetation maintenance expenses;
•an increase of $13.8 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2025 as compared to 2024; and
•an increase of $5.8 million in bad debt expense.

The increase was partially offset by contract costs of $7.2 million in 2024 related to operational performance, customer service, and organizational health initiatives.

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

Other income increased primarily due to an increase of $14.6 million in interest earned on money pool investments and an increase of $12.1 million in the amortization of tax gross ups on customer advances, including customer advances for construction.

Interest expense increased primarily due to the issuance of $600 million of 5.80% Series mortgage bonds in March 2025, the issuance of $300 million of 5.85% Series mortgage bonds in May 2024, and carrying costs of $12.4 million in 2025 on customer advances, including customer advances for construction. The increase was partially offset by a decrease of $3.8 million in carrying costs related to the deferred fuel balance.

The effective income tax rates were 23.5% for 2025 and 24.7% for 2024. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of results of operations for 2024 compared to 2023.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$155,693	$6,630	$16,979

Net cash provided by (used in):
Operating activities	704,694	699,455	559,391
Investing activities	(1,446,073)	(705,219)	(527,978)
Financing activities	927,170	154,827	(41,762)
Net increase (decrease) in cash and cash equivalents	185,791	149,063	(10,349)

Cash and cash equivalents at end of period	$341,484	$155,693	$6,630

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2025 Compared to 2024

Operating Activities

Net cash flow provided by operating activities increased $5.2 million in 2025 primarily due to:

•the receipt of $133.4 million in advance payments related to customer agreements in 2025, of which $108.4 million is recorded as current liabilities and included within changes in other working capital accounts;
•the receipt of $69.7 million in payments from System Energy in 2025 in accordance with the Unit Power Sales Agreement related to the transfer of 2024 nuclear production tax credits by System Energy to third parties in 2025. See Note 3 to the financial statements for discussion of the nuclear production tax credits;
•higher collections from customers; and
•the receipt of a $15.0 million liquidated damages payment in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

The increase was substantially offset by:

•the timing of payments to vendors;
•income tax payments of $82.5 million in 2025 as compared to income tax refunds of $14.2 million in 2024. Entergy Mississippi made income tax payments in 2025 and received income tax refunds in 2024, each in accordance with Entergy’s tax allocation agreement; and
•higher fuel and purchased power payments. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $740.9 million in 2025 primarily due to an increase of $757.6 million in non-nuclear generation construction expenditures primarily due to higher spending on the Delta Blues Advanced Power Station project, the Vicksburg Advanced Power Station project, the Traceview Advanced Power Station project, the Penton Solar project, and the Delta Solar project and an increase of $42.4 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2025. The increase was partially offset by:

•a decrease of $23.1 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025;
•the receipt of a $14.5 million initial payment for the sale of transmission rights and excess land related to Entergy Mississippi’s interest in the Independence power plant in third quarter 2025; and
•a decrease of $8.9 million in information technology capital expenditures primarily due to decreased spending on various technology projects in 2025.

Financing Activities

Net cash flow provided by financing activities increased $772.3 million in 2025 primarily due to:

•the issuance of $600 million of 5.80% Series mortgage bonds in March 2025;
•capital contributions of $265.5 million received from Entergy Corporation in 2025 in order to maintain Entergy Mississippi’s capital structure;
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

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased $73.8 million in 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 5 to the financial statements for additional details of long-term debt.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of operating, investing, and financing cash flow activities for 2024 compared to 2023.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	December 31, 2025	December 31, 2024
Debt to capital	50.5%	50.4%
Effect of subtracting cash	(2.9%)	(1.6%)
Net debt to net capital (non-GAAP)	47.6%	48.8%

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•distributions and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2026	2027	2028	2029
	(In Millions)
Planned construction and capital investment:
Generation	$1,460	$1,240	$415	$120
Transmission	230	160	140	110
Distribution	370	345	325	350
Utility Support	45	65	45	35
Total	$2,105	$1,810	$925	$615

In addition to routine capital spending to maintain operations, the planned capital investment estimate includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Mississippi’s portfolio, as well as to support customer growth, including Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, and Vicksburg Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Mississippi’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Mississippi’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, cost and availability of qualified, skilled labor, or raw materials sourcing disruptions which may affect Entergy Mississippi’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including changes to domestic monetary policy, shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Mississippi’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Mississippi has incurred incremental cost increases due to certain tariff-exposed inputs, including select equipment, components, or underlying raw materials. As of the date of this Form 10-K, such increases have not had a material effect on its current and planned capital projects. Entergy Mississippi is not able to predict any further effects of such tariffs or the effects of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Mississippi’s existing debt and lease obligations (includes estimated interest payments).

	2026	2027	2028	2029-2030	After 2030

Long-term debt (a)	$133	$283	$497	$235	$4,878
Operating leases (b)	$10	$9	$8	$7	$3
Finance leases (b)	$4	$4	$3	$5	$24

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Mississippi currently expects to contribute approximately $4 million to its qualified pension plans and approximately $176 thousand to its other postretirement plans in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026, valuations are completed, which is expected by April 1, 2026.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

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

Additional Generation and Transmission Resources

In March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data center campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi also executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. Entergy Mississippi will need generation and transmission resources to reliably serve all Entergy Mississippi customers, including the data centers. The large customer supply and service agreements also contain provisions which cover Entergy Mississippi’s incremental investment costs in the event of early termination. Entergy Mississippi anticipates recovering the incremental cost to serve the customer through the revenues it is collecting under the large customer supply and service agreements.

In May 2024 the MPSC approved Entergy Mississippi’s revisions to its formula rate plan to comply with state legislation passed in January 2024 allowing Entergy Mississippi to make interim rate adjustments, including the collection of a return on construction work in progress on a cash basis, to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

processing center projects as specified in the legislation. See further discussion of the interim facilities rate adjustments below.

Delta Blues Advanced Power Station

In September 2024, Entergy Mississippi announced plans to construct, own, and operate the Delta Blues Advanced Power Station, a 754 MW combined cycle combustion turbine facility, to be located in Washington County, Mississippi. The facility will primarily be powered by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Delta Blues Advanced Power Station is estimated to cost $1.2 billion. Construction of the Delta Blues Advanced Power Station qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. As provided for in this legislation, Entergy Mississippi began recovery of certain costs of construction of the Delta Blues Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider. Non-fuel revenue collected from the data center customer will be included in the formula rate plan to offset the facility’s revenue requirement. The project costs will be reviewed for prudence by the MPSC following the completion of construction. Construction is in progress, and the facility is expected to be in service by May 2028.

Delta Solar

In December 2024 the Bolivar County Board of Supervisors approved Entergy Mississippi’s plans to construct, own, and operate the Delta Solar facility, an 80 MW solar facility to be located in Bolivar County, Mississippi. The Delta Solar facility is estimated to cost $157.2 million, inclusive of estimated transmission interconnection costs. Construction of the Delta Solar facility qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The project costs will be reviewed for prudence by the MPSC following the completion of construction. Construction is in progress, and the Delta Solar facility is expected to be in service by the end of 2027.

Penton Solar

In May 2025 the DeSoto County Board of Supervisors approved Entergy Mississippi’s plans to construct, own, and operate the Penton Solar facility, a 190 MW solar facility to be located in DeSoto County, Mississippi. The Penton Solar facility is estimated to cost $327.2 million, inclusive of estimated transmission interconnection and upgrade costs. Construction of the Penton Solar facility qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. The project costs will be reviewed for prudence by the MPSC following the completion of construction. Construction is in progress, and the Penton Solar facility is expected to be in service by early 2028.

Traceview Advanced Power Station

Entergy Mississippi is constructing a 754 MW combined cycle combustion turbine facility located in the City of Ridgeland, Madison County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The project is estimated to cost in excess of $1 billion. Construction of the Traceview Advanced Power Station qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. As provided for in this legislation, Entergy Mississippi will begin recovery of certain costs of construction of the Traceview Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider. Non-fuel revenue collected from the data center customer will

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
be included in the formula rate plan to offset the facility’s revenue requirement. The project costs will be reviewed for prudence by the MPSC following the completion of construction. The facility is expected to be in service in 2029.

Vicksburg Advanced Power Station

In October 2025, Entergy Mississippi announced plans to construct, own, and operate the Vicksburg Advanced Power Station, a 754 MW combined cycle combustion turbine facility, to be located in the City of Vicksburg, Warren County, Mississippi. The facility will be powered primarily by natural gas, and it will also be enabled for future carbon capture and storage and for hydrogen co-firing optionality. The Vicksburg Advanced Power Station is estimated to cost $1.2 billion. Construction of the Vicksburg Advanced Power Station qualifies for pre-certification under Mississippi legislation providing for the pre-certification of construction of certain types of facilities that directly or indirectly provide electric service to customers who own certain data processing center projects as specified in the legislation. As provided for in this legislation, Entergy Mississippi will begin recovery of certain costs of construction of the Vicksburg Advanced Power Station through the interim facilities rate adjustments provision of its formula rate plan rider. Non-fuel revenue collected from the data center customer will be included in the formula rate plan to offset the facility’s revenue requirement. The project costs will be reviewed for prudence by the MPSC following the completion of construction. Construction is in progress, and the facility is expected to be in service in August 2028.

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

Entergy Mississippi’s receivables from (payables to) the money pool were as follows as of December 31 for each of the following years.

2025	2024	2023	2022
(In Thousands)
$27,422	$15,218	($73,769)	$26,879

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2030. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of December 31, 2025, $86.1 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facilities. See Note 4 to the financial statements for additional discussion of the credit facilities.

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

Entergy Mississippi, LLC and Subsidiaries
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

In June 2025, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2025 test year filing, with the exception of immaterial adjustments to certain operation and maintenance expenses. The formula rate plan reflected an earned return on rate base of 7.68% for calendar year 2025, resulting in no change in formula rate plan revenues for 2025. Pursuant to the stipulation, Entergy Mississippi’s 2024 look-back filing reflected an earned return on rate base of 7.55%, which also resulted in no

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

change in formula rate plan revenues for 2024. In addition, the stipulation included the recovery of the two outside-the-bandwidth changes discussed above as well as the ratemaking treatment of customer contributions, deferred revenue and prepaid contributions in aid of construction. In June 2025 the MPSC approved the joint stipulation with rates effective in July 2025.

Interim Facilities Rate Adjustments to the Formula Rate Plan

In May 2024, Entergy Mississippi received approval from the MPSC for formula rate plan revisions that were necessary for Entergy Mississippi to comply with state legislation passed in January 2024. The legislation allows Entergy Mississippi to make interim rate adjustments to recover the non-fuel related annual ownership cost of certain facilities that directly or indirectly provide service to customers who own certain data processing center projects as specified in the legislation. Entergy Mississippi filed the first of its annual interim facilities rate adjustment reports in May 2024 to recover approximately $8.7 million of these costs over a six-month period with rates effective the first billing cycle of July 2024. Entergy Mississippi filed its second annual interim facilities rate adjustment report in November 2024 to recover approximately $46.7 million of these costs over a 12-month period with rates effective the first billing cycle of January 2025. In February 2025, Entergy Mississippi filed a true-up interim facilities rate adjustment report to the initial annual interim facilities rate adjustment report filed in May 2024, reflecting the recovery of an additional approximately $1.0 million of costs over a 12-month period with rates effective with the first billing cycle of April 2025. Entergy Mississippi filed its third annual interim facilities rate adjustment report in November 2025 to recover approximately $111.3 million of these costs over a 12-month period, or approximately $64.7 million incremental to the second annual interim facilities rate adjustment report filed in November 2024, with rates effective the first billing cycle of January 2026.

Grand Gulf Capacity Filing

In September 2024, Entergy Mississippi filed a notice of intent with the MPSC to implement revisions to its unit power cost recovery rider that would allow Entergy Mississippi to recover the first year of costs associated with the transfer of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which consists of Entergy Louisiana’s interest in and purchases of Grand Gulf capacity and energy under the revised rider schedule, effective by January 1, 2025. This notice filing related to the divestiture of Entergy Louisiana’s 14% share of Grand Gulf capacity and energy under the Unit Power Sales Agreement and 2.43% share of capacity and energy from Entergy Arkansas under the MSS-4 replacement tariff. This divestiture was effectuated initially through Entergy Mississippi’s purchases from Entergy Louisiana pursuant to a PPA governed by the MSS-4 replacement tariff, a tariff governing the sales of energy and capacity among the Utility operating companies as described in the System Energy global settlement with the LPSC and Entergy Louisiana. The MSS-4 replacement PPA to effectuate this divestiture was approved by the FERC in November 2024. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent, finding that it was just and reasonable for Entergy Mississippi to obtain Entergy Louisiana’s entitlements to Grand Gulf capacity and energy and that Entergy Mississippi should be allowed to recover the costs associated with the transfer of such entitlements to Grand Gulf capacity and energy, as described above. The MPSC approved the MSS-4 replacement PPA, effective as of January 1, 2025. An amended Unit Power Sales Agreement became effective as of October 1, 2025, which removed Entergy Louisiana from the entitlement and responsibility to purchase power from Grand Gulf. Thus on October 1, 2025, the MSS-4 replacement PPA was terminated. See “Complaints Against System Energy - System Energy Settlement with the LPSC” in Note 2 to the financial statements for further details of the System Energy global settlement with the LPSC and Note 8 to the financial statements for discussion of the amendment to the Unit Power Sales Agreement.

Fuel and purchased power cost recovery

Entergy Mississippi’s rate schedules include an energy cost recovery rider and a power management rider, both of which are adjusted annually to reflect accumulated over- or under-recoveries. Entergy Mississippi recovers fuel and purchased energy costs through its energy cost recovery rider and recovers costs associated with natural gas

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

In November 2023, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $142 million as of January 31, 2024. The calculation of the annual factor for the power management rider included a projected under-recovery balance of $47 million as of January 31, 2024. In January 2024 the MPSC approved the proposed energy cost factor and the proposed power management cost factor effective for February 2024 bills.

In June 2024 the MPSC approved the joint stipulation agreement between Entergy Mississippi and the Mississippi Public Utilities Staff for Entergy Mississippi’s 2024 formula rate plan filing. The 2024 formula rate

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In November 2024, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $144.6 million as of September 30, 2024. The calculation of the annual factor for the power management rider included a projected under-recovery balance of $60.1 million as of September 30, 2024. In January 2025 the MPSC approved a revised energy cost factor, effective for February 2025 bills, that did not reflect the fuel savings associated with Entergy Mississippi’s incremental increase in its share of capacity and energy in connection with Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, which was subject to the MPSC’s review at such time. In February 2025 the MPSC approved Entergy Mississippi’s notice of intent for Entergy Mississippi’s assumption of Entergy Louisiana’s entitlements to Grand Gulf capacity and energy, with associated fuel savings to be reflected in Entergy Mississippi’s energy cost recovery rider, effective for March 2025 bills. Additionally, in February 2025 the MPSC approved the proposed power management cost adjustment factor, effective for March 2025 bills.

In November 2025, Entergy Mississippi filed its annual redeterminations of the energy cost factor and the power management cost adjustment factor. The calculation of the annual factor for the energy cost recovery rider included a projected over-recovery balance of approximately $21.5 million as of September 30, 2025. The calculation of the annual factor for the power management rider included a projected under-recovery balance of $9.3 million as of September 30, 2025. In January 2026 the MPSC approved the proposed energy cost factor effective for February 2026 bills. In January 2026 the MPSC also approved a power management cost factor effective for February 2026 bills, based on an under-recovery balance that was $4.8 million lower than the previously filed under-recovery balance, due to a rate mitigation adjustment that utilized, for the benefit of customers, certain liquidated damages payments received by Entergy Mississippi.

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

Industrial and Commercial Customers

Entergy Mississippi’s large industrial and commercial customers continually explore ways to reduce their energy costs. Entergy Mississippi responds by working with industrial and commercial customers to negotiate electric service contracts with competitive rates that match specific customer needs and load profiles. Additionally, cogeneration is an option available to a portion of Entergy Mississippi’s industrial customer base. Entergy Mississippi actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand from both new and existing customers.

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

Actuarial Assumption	Change in Assumption	Impact on 2026 Qualified Pension Cost	Impact on 2025 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$170	$5,879
Rate of return on plan assets	(0.25%)	$754	$—
Rate of increase in compensation	0.25%	$241	$1,317

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2026 Postretirement Benefits Cost	Impact on 2025 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$92	$1,058
Health care cost trend	0.25%	$109	$588

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Mississippi in 2025 was $3.2 million, including $146 thousand in settlement costs. Entergy Mississippi anticipates 2026 qualified pension cost to be $2.6 million.  Entergy Mississippi contributed $8.1 million to its qualified pension plans in 2025 and estimates 2026 pension contributions will be approximately $4 million, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is expected by April 1, 2026.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2025 was $3.9 million. Entergy Mississippi expects 2026 postretirement health care and life insurance benefit income of approximately $3.5 million. Entergy Mississippi contributed $223 thousand to its other postretirement plans in 2025 and estimates that 2026 contributions will be approximately $176 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Mississippi, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Mississippi, LLC and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, cash flows and changes in equity (pages 402 through 406 and applicable items in pages 53 through 246), for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and the likelihood of refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the MPSC and the FERC, recovery in future rates of regulatory assets and refunds or future reductions in rates related to regulatory liabilities involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
February 19, 2026

We have served as the Company’s auditor since 2001.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING REVENUES
Electric	$1,955,705	$1,764,593	$1,802,533

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	165,590	270,015	563,296
Purchased power	374,694	273,580	281,761
Other operation and maintenance	371,096	315,651	320,192
Taxes other than income taxes	181,195	166,195	150,921
Depreciation and amortization	273,301	270,483	262,624
Other regulatory charges (credits) - net	73,111	36,723	(111,376)
TOTAL	1,438,987	1,332,647	1,467,418

OPERATING INCOME	516,718	431,946	335,115

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,449	9,095	8,552
Interest and investment income	18,024	3,249	2,275
Miscellaneous - net	3,953	(11,157)	(13,231)
TOTAL	31,426	1,187	(2,404)

INTEREST EXPENSE
Interest expense	147,881	110,931	99,857
Allowance for borrowed funds used during construction	(3,566)	(3,520)	(3,479)
TOTAL	144,315	107,411	96,378

INCOME BEFORE INCOME TAXES	403,829	325,722	236,333

Income taxes	95,101	80,315	54,364

NET INCOME	308,728	245,407	181,969

Net loss attributable to noncontrolling interest	(3,136)	(10,551)	(10,302)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$311,864	$255,958	$192,271

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING ACTIVITIES
Net income	$308,728	$245,407	$181,969
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	273,301	270,483	262,624
Deferred income taxes, tax credits, and non-current taxes accrued	43,273	43,245	28,990
Changes in assets and liabilities:
Receivables	(28,465)	7,221	3,627
Fuel inventory	(3,518)	1,233	(648)
Accounts payable	7,608	60,450	(41,101)
Taxes accrued	(15,804)	63,890	(9,771)
Interest accrued	7,800	(870)	3,329
Deferred fuel costs	(137,073)	(4,329)	273,856
Other working capital accounts	79,721	(32,138)	(23,813)
Provisions for estimated losses	4,364	7,719	1,972
Other regulatory assets	70,133	53,229	(59,616)
Other regulatory liabilities	74,631	17,985	(59,513)
Customer advances - non-current	25,000	—	—
Pension and other postretirement funded status	(20,644)	(33,506)	(49,223)
Other assets and liabilities	15,639	(564)	46,709
Net cash flow provided by operating activities	704,694	699,455	559,391
INVESTING ACTIVITIES
Construction expenditures	(1,457,803)	(699,690)	(562,118)
Allowance for equity funds used during construction	9,449	9,095	8,552
Payment for purchase of plant	—	—	(35,094)
Proceeds from sale of assets	14,469	818	—
Changes in money pool receivable - net	(12,204)	(15,218)	26,879
Receipts from storm reserve escrow account	—	736	34,493
Decrease (increase) in other investments	16	(960)	(690)
Net cash flow used in investing activities	(1,446,073)	(705,219)	(527,978)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	592,506	395,881	396,833
Retirement of long-term debt	—	(200,000)	(500,000)
Capital contributions from parent	265,500	—	—
Capital contributions from noncontrolling interest	—	—	25,708
Changes in money pool payable - net	—	(73,769)	73,769
Common equity distributions paid	—	(44,633)	(40,000)
Customer advances received for construction	167,731	111,990	23,609
Customer advances used for construction	(95,785)	(32,031)	(19,513)
Other	(2,782)	(2,611)	(2,168)
Net cash flow provided by (used in) financing activities	927,170	154,827	(41,762)
Net increase (decrease) in cash and cash equivalents	185,791	149,063	(10,349)
Cash and cash equivalents at beginning of period	155,693	6,630	16,979
Cash and cash equivalents at end of period	$341,484	$155,693	$6,630
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$118,634	$109,444	$93,961
Income taxes - net	$82,541	($14,170)	$50,869
Noncash investing activities:
Accrued construction expenditures	$272,321	$141,227	$16,342

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2025	2024
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$27	$184
Temporary cash investments	341,457	155,509
Total cash and cash equivalents	341,484	155,693
Accounts receivable:
Customer	115,813	97,609
Allowance for doubtful accounts	(3,509)	(2,172)
Associated companies	37,723	23,909
Other	20,641	25,148
Accrued unbilled revenues	90,235	75,740
Total accounts receivable	260,903	220,234
Deferred fuel costs	10,757	—
Fuel inventory - at average cost	18,481	14,963
Materials and supplies	112,082	113,256
Prepayments and other	36,911	19,764
TOTAL	780,618	523,910

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,467	4,482
Other	864	880
TOTAL	5,331	5,362

UTILITY PLANT
Electric	8,366,079	7,860,409
Construction work in progress	1,396,075	487,273
TOTAL UTILITY PLANT	9,762,154	8,347,682
Less - accumulated depreciation and amortization	2,635,823	2,511,091
UTILITY PLANT - NET	7,126,331	5,836,591

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	455,714	525,847
Other	108,480	97,260
TOTAL	564,194	623,107

TOTAL ASSETS	$8,476,474	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2025	2024
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$61,135	$58,087
Other	397,756	283,755
Customer deposits	97,875	94,009
Taxes accrued	163,220	179,024
Interest accrued	28,467	20,667
Deferred fuel costs	—	126,316
Customer advances	89,538	—
Other	23,678	20,720
TOTAL	861,669	782,578

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	926,734	870,116
Accumulated deferred investment tax credits	13,191	13,446
Regulatory liability for income taxes - net	170,902	180,851
Other regulatory liabilities	144,124	59,544
Customer advances	25,000	—
Asset retirement cost liabilities	26,538	25,110
Accumulated provisions	51,564	47,200
Long-term debt	3,021,324	2,427,073
Customer advances for construction	184,564	112,618
Other	67,648	61,446
TOTAL	4,631,589	3,797,404

Commitments and Contingencies

EQUITY
Member's equity	2,978,150	2,400,786
Noncontrolling interest	5,066	8,202
TOTAL	2,983,216	2,408,988

TOTAL LIABILITIES AND EQUITY	$8,476,474	$6,988,970

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2022	$3,347	$2,037,190	$2,040,537
Net income (loss)	(10,302)	192,271	181,969
Common equity distributions	—	(40,000)	(40,000)
Capital contributions from noncontrolling interest	25,708	—	25,708
Balance at December 31, 2023	$18,753	$2,189,461	$2,208,214
Net income (loss)	(10,551)	255,958	245,407
Common equity distributions	—	(44,633)	(44,633)
Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988
Net income (loss)	(3,136)	311,864	308,728
Capital contributions from parent	—	265,500	265,500
Balance at December 31, 2025	$5,066	$2,978,150	$2,983,216

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2025 Compared to 2024

Net Income

Net income increased $34.6 million primarily due to a $78.5 million ($57.4 million net-of-tax) regulatory charge, recorded in first quarter 2024, primarily to reflect a settlement in principle between Entergy New Orleans and the City Council in April 2024 for additional sharing with customers of income tax benefits from the resolution of the 2016-2018 IRS audit. Also contributing to the increase were lower other operation and maintenance expenses, lower taxes other than income taxes, and lower depreciation and amortization expenses. The increase was partially offset by a $12.8 million ($9.6 million net-of-tax) charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered, higher interest expense, and lower other income. See Note 3 to the financial statements for discussion of the April 2024 settlement in principle and discussion of the resolution of the 2016-2018 IRS audit. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2025 to 2024:

Amount
(In Millions)
2024 operating revenues	$810.6
Fuel, rider, and other revenues that do not significantly affect net income	11.3
Effect of sale of natural gas distribution business	(45.5)
Volume/weather	(2.8)
Retail electric price	(1.4)
2025 operating revenues	$772.2

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues following the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage and a decrease in commercial usage, partially offset by the effect of more favorable weather on residential sales.

Entergy New Orleans, LLC and Subsidiaries
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

Total electric energy sales for Entergy New Orleans for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	2,370	2,341	1
Commercial	2,046	2,094	(2)
Industrial	384	369	4
Governmental	778	793	(2)
Total retail	5,578	5,597	—
Sales for resale:
Associated companies	8	—	—
Non-associated companies	1,696	2,123	(20)
Total	7,282	7,720	(6)

See Note 19 to the financial statements for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $6.6 million in gas operation expenses resulting from the absence of expenses during the last six months of 2025 and a $2.7 million gain, recorded in 2025, both as a result of the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025;
•contract costs of $3.3 million in 2024 related to operational performance, customer service, and organizational health initiatives;
•$1.8 million in costs recognized in 2024 related to credits provided to customers as part of the rate mitigation plan approved in the settlement of the 2023 formula rate plan filing. See Note 2 to the financial statements for discussion of the 2023 formula rate plan filing; and
•a decrease of $1.6 million in loss provisions.

The decrease was partially offset by an increase of $2.3 million in energy efficiency expenses primarily due to higher energy efficiency costs, partially offset by the timing of recovery from customers.

Asset write-offs includes a $12.8 million charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Taxes other than income taxes decreased primarily due to decreases in local franchise fees as a result of lower retail revenues in 2025 as compared to 2024, including decreased natural gas revenues resulting from the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and decreases in ad valorem taxes resulting from lower assessments. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to the absence of depreciation and amortization expenses associated with natural gas plant in service following the sale of the natural gas distribution business on July 1, 2025, partially offset by additions to plant in service. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

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

Other income decreased primarily due to the deferral of certain other postretirement benefit expense credits, effective September 2024, in accordance with the terms of the 2024 formula rate plan filing. See Note 2 to the financial statements for discussion of the 2024 formula rate plan filing and Note 11 to the financial statements for discussion of the other postretirement benefits accounting treatment.

Interest expense increased primarily due to an increase of $8 million in carrying costs on regulatory liability balances, partially offset by lower interest accrued on customer deposits.

The effective income tax rates were 23.9% for 2025 and 15.2% for 2024. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of results of operations for 2024 compared to 2023.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Sale of Natural Gas Distribution Business

See the “Dispositions - Natural Gas Distribution Businesses” section in Note 14 to the financial statements for discussion of the sale of the Entergy New Orleans natural gas distribution business.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$31,777	$26	$4,464

Net cash provided by (used in):
Operating activities	183,699	286,729	202,956
Investing activities	115,385	(163,481)	(18,802)
Financing activities	(220,597)	(91,497)	(188,592)
Net increase (decrease) in cash and cash equivalents	78,487	31,751	(4,438)

Cash and cash equivalents at end of period	$110,264	$31,777	$26

2025 Compared to 2024

Operating Activities

Net cash flow provided by operating activities decreased $103 million in 2025 primarily due to:

•the receipt of $98.1 million in settlement proceeds in 2024 as a result of the System Energy settlement with the City Council. See Note 2 to the financial statements for discussion of the System Energy settlement with the City Council;
•the timing of payments to vendors; and
•income tax payments of $10.1 million in 2025 compared to income tax refunds of $17.9 million in 2024. Entergy New Orleans made income tax payments in 2025 primarily related to estimated state income taxes and in accordance with Entergy’s tax allocation agreement. Entergy New Orleans received income tax refunds in 2024 primarily in accordance with Entergy’s tax allocation agreement.

The decrease was partially offset by higher collections from customers and the receipt of $59.9 million in payments from affiliates in 2025 in accordance with the Unit Power Sales Agreement and the MSS-4 replacement tariff related to the transfer of 2024 nuclear production tax credits by affiliates to third parties in 2025. See Note 3 to the financial statements for discussion of the nuclear production tax credits.

Investing Activities

Entergy New Orleans’s investing activities provided $115.4 million of cash in 2025 compared to using $163.5 million of cash in 2024 primarily due to the following activity:

•$283.9 million in proceeds from the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025;
•an increase of $20.3 million in non-nuclear generation construction expenditures primarily due to a higher scope of work performed during plant outages in 2025 as compared to 2024; and
•the receipt of $13.1 million from the storm reserve escrow account in 2025.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities increased $129.1 million in 2025 primarily due to:

•the issuances of $65 million of 6.41% Series mortgage bonds, $50 million of 6.54% Series mortgage bonds, and $35 million of 6.25% Series mortgage bonds, each in May 2024;
•the repayment, at maturity, of $78 million of 3.00% Series mortgage bonds in March 2025; and
•an increase of $15 million in common equity distributions paid in 2025 in order to maintain Entergy New Orleans’s capital structure.

The increase was partially offset by the repayment, at maturity, of an $85 million unsecured term loan in June 2024 and money pool activity.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $21.7 million in 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 5 to the financial statements for more details on long-term debt.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of operating, investing, and financing cash flow activities for 2024 compared to 2023.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	December 31, 2025	December 31, 2024
Debt to capital	52.1%	51.5%
Effect of subtracting cash	(4.6%)	(1.1%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	47.5%	50.4%

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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
•debt maturities or retirements; and
•distribution and interest payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2026	2027	2028	2029
	(In Millions)
Planned construction and capital investment:
Generation	$15	$10	$50	$20
Transmission	10	15	15	30
Distribution	185	125	110	150
Utility Support	15	10	10	15
Total	$225	$160	$185	$215

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including the trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy New Orleans’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy New Orleans’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, cost and availability of qualified, skilled labor, or raw materials sourcing disruptions which may affect Entergy New Orleans’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including changes to domestic monetary policy, shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy New Orleans’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy New Orleans has incurred incremental cost increases due to certain tariff-exposed inputs, including select equipment, components, or underlying raw materials. As of the date of this Form 10-K, such increases have not had a material effect on its current and planned capital projects. Entergy New Orleans is not able to predict any

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

further effects of such tariffs or the effects of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments).

	2026	2027	2028	2029-2030	After 2030
	(In Millions)
Long-term debt (a)	$116	$29	$29	$90	$846
Operating leases (b)	$2	$2	$2	$2	$1
Finance leases (b)	$1	$1	$1	$1	$1

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy New Orleans currently expects to contribute approximately $3.3 million to its qualified pension plans and approximately $336 thousand to its other postretirement plans in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026, valuations are completed, which is expected by April 1, 2026. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans has $14.8 million of unrecognized tax benefits net of unused tax attributes plus interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Resilience and Grid Hardening

In October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. In July 2022, Entergy New Orleans filed with the City Council a response identifying a preliminary plan for storm hardening and resiliency projects, including microgrids, to be implemented over ten years at an approximate cost of $1.5 billion. In February 2023 the City Council approved a revised procedural schedule requiring Entergy New Orleans to make a filing in April 2023 containing a narrowed list of proposed hardening projects. In April 2023, Entergy New Orleans filed the required application and supporting testimony seeking City Council approval of the first phase (five years and $559 million) of a ten-year infrastructure hardening plan totaling approximately $1 billion. Entergy New Orleans also sought, among other relief, City Council approval of a resilience and storm hardening cost recovery rider to recover from customers the costs of the infrastructure hardening plan. In February 2024 the City Council approved a resolution authorizing Entergy New Orleans to implement a resilience project to be partially funded by $55 million of matching funding through the DOE’s Grid Resilience and Innovation Partnerships program. The resolution also

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

required Entergy New Orleans to submit, no later than July 2024, a revised resilience plan consisting of projects over a three-year period. In March 2024, Entergy New Orleans filed with the City Council for approval the requested three-year resilience plan, which included $168 million in hardening projects. The three-year resilience plan was to be in addition to the previously authorized resilience project to be partially funded by the DOE’s Grid Resilience and Innovation Partnerships program. In October 2024 the City Council approved a resolution authorizing a two-year resilience plan totaling $100 million and approved the requested resilience and storm hardening cost recovery rider. In December 2024, Entergy New Orleans notified the City Council of the subset of hardening projects from the revised three-year resilience plan to be included in the two-year resilience plan. Entergy New Orleans implemented the approved resilience and storm hardening cost recovery rider effective with the first billing cycle of January 2025. In December 2025, the City Council issued a resolution establishing certain metrics and reporting requirements for the approved hardening projects. Also in December 2025, Entergy New Orleans filed an application and supporting testimony seeking the City Council’s approval of the second phase of its infrastructure hardening plan totaling approximately $400 million over a five-year period (2027 to 2031). Entergy New Orleans also sought, among other relief, the City Council’s approval to continue to use the resilience and storm hardening cost recovery rider to recover from customers the costs of the plan. Entergy New Orleans requested the City Council approve the application by October 2026.

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

Entergy New Orleans’s receivables from (payables to) the money pool were as follows as of December 31 for each of the following years.

2025	2024	2023	2022
(In Thousands)
$9,009	$3,146	($21,651)	$147,254

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

borrowing capacity of the facility. As of December 31, 2025, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2025, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy New Orleans obtained authorization from the FERC through January 2027 for short-term borrowings not to exceed an aggregate amount of $150 million at any time outstanding and long-term borrowings and securities issuances. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized not only by the FERC, but also by the City Council, and the current City Council authorization extends through December 2027.

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

Retail Rates

2023 Formula Rate Plan Filing

In April 2023, Entergy New Orleans submitted to the City Council its formula rate plan 2022 test year filing. The 2022 test year evaluation report produced an electric earned return on equity of 7.34% and a gas earned return on equity of 3.52% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $25.6 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula would result in an increase in authorized electric revenues of $17.4 million and an increase in authorized gas revenues of $8.2 million. Entergy New Orleans also sought to commence collecting $3.4 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2023, Entergy New Orleans filed a report to decrease its requested formula rate plan revenues by approximately $0.5 million to account for minor errors discovered after the filing. The City Council advisors issued a report seeking a reduction in the requested formula rate plan revenues of approximately $8.3 million, combined for electric and gas, due to alleged errors. The City Council advisors proposed additional rate mitigation in the amount of $12 million through offsets to the formula rate plan rate increase by certain regulatory liabilities. In September 2023 the City Council approved an agreement to settle the 2023 formula rate plan filing. Effective with the first billing cycle of September 2023, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The agreement provided for a total increase in electric revenues of $10.5 million and a total increase in gas revenues of $6.9 million. The agreement also provided for a minor storm accrual of $0.5 million per year and the distribution of $8.9 million of then-held customer credits to implement the City Council advisors’ mitigation recommendations.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2024 Formula Rate Plan Filing

In April 2024, Entergy New Orleans submitted to the City Council its formula rate plan 2023 test year filing. Without the requested rate change in 2024, the 2023 test year evaluation report produced an electric earned return on equity of 8.66% and a gas earned return on equity of 5.87% compared to the authorized return on equity for each of 9.35%. Entergy New Orleans sought approval of a $12.6 million rate increase based on the formula set by the City Council in the 2018 rate case and approved again by the City Council in 2023. The formula would result in an increase in authorized electric revenues of $7.0 million and an increase in authorized gas revenues of $5.6 million. Following City Council review, the City Council’s advisors issued a report in July 2024 seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues in an aggregate amount of approximately $1.6 million for electric and gas together due to alleged errors. Effective with the first billing cycle of September 2024, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $11.2 million, which included an increase of $5.8 million in electric revenues and an increase of $5.4 million in gas revenues.

2025 Formula Rate Plan Filing

In April 2025, Entergy New Orleans submitted to the City Council its formula rate plan 2024 test year filing. The 2024 evaluation report produced an electric earned return on equity of 10.98% compared to the authorized return on equity of 9.35%. Without adjustments, this would have resulted in a decrease in electric rates of $13.8 million. The decrease in electric rates was driven by the realignment of regulatory liabilities into the formula from a separate rate mechanism, partially offset by the cost of known and measurable electric capital additions. The filing also commenced the previously authorized recovery of certain regulatory costs and requested a revenue-neutral recovery to offset a proposed reduction in bill payment late fees. Taking into account these proposed adjustments, the filing presented a decrease in authorized electric revenues of $8.6 million. The City Council’s advisors issued a report in July 2025 seeking a reduction in Entergy New Orleans’s requested electric formula rate plan revenues of approximately $7.2 million due to certain proposed cost realignments and disallowances, of which $4.1 million was associated with Entergy New Orleans’s proposed implementation, on a revenue neutral basis, of a proposed reduction in customer late fees. The City Council’s advisors also proposed rate mitigation in the amount of $4.4 million through offsets to the formula rate plan funded by certain regulatory liabilities. In August 2025 the City Council approved an agreement to settle the 2025 formula rate plan filing. Effective with the first billing cycle of September 2025, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate implementation. The electric formula rate plan decrease implemented was $19.2 million.

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

Distributed Energy Resources Program

In October 2024 the City Council opened a docket to evaluate potential opportunities to increase the availability of distributed energy resources, battery storage, and related facilities in New Orleans. In December 2025 the City Council issued a resolution establishing a distributed energy resources program to be implemented and operated under the existing Energy Smart program, with $28 million in customer incentives available through credits funded by credits from the System Energy settlement with the City Council. See “Complaints Against System Energy - System Energy Settlement with the City Council” in Note 2 to the financial statements for discussion of the System Energy settlement with the City Council.

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

Actuarial Assumption	Change in Assumption	Impact on 2026 Qualified Pension Cost	Impact on 2025 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$64	$2,147
Rate of return on plan assets	(0.25%)	$247	$—
Rate of increase in compensation	0.25%	$98	$343

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2026 Postretirement Benefits Cost	Impact on 2025 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$8	$353
Health care cost trend	0.25%	$14	$179

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy New Orleans in 2025 was $6.4 million, including $6.2 million in settlement costs. Entergy New Orleans anticipates 2026 qualified pension cost to be $1 million.  Entergy New Orleans contributed $5 million to its qualified pension plans in 2025 and estimates 2026 pension contributions will be approximately $3.3 million, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is expected by April 1, 2026.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2025 was $12.3 million, including $1.6 million in settlement and curtailment credits. Entergy New Orleans expects 2026 postretirement health care and life insurance benefit income of approximately $4.7 million.  Entergy New Orleans contributed $97 thousand to its other postretirement plans in 2025 and estimates 2026 contributions will be approximately $336 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, LLC and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, cash flows, and changes in member’s equity (pages 421 through 426 and applicable items in pages 53 through 246), for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and the likelihood of refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the City Council and the FERC, recovery in future rates of regulatory assets and refunds or future reductions in rates related to regulatory liabilities involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
February 19, 2026

We have served as the Company’s auditor since 2001.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING REVENUES
Electric	$703,893	$708,354	$737,974
Natural gas	68,321	102,210	105,959
TOTAL	772,214	810,564	843,933

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	92,621	99,055	122,400
Purchased power	271,170	252,863	268,478
Other operation and maintenance	157,415	172,101	167,719
Asset write-offs	12,795	—	—
Taxes other than income taxes	57,282	60,476	62,979
Depreciation and amortization	81,830	84,937	81,282
Other regulatory charges (credits) - net	(12,654)	85,136	69,211
TOTAL	660,459	754,568	772,069

OPERATING INCOME	111,755	55,996	71,864

OTHER INCOME
Allowance for equity funds used during construction	1,857	2,118	1,470
Interest and investment income	2,650	2,144	7,154
Miscellaneous - net	(3,695)	(115)	(4,119)
TOTAL	812	4,147	4,505

INTEREST EXPENSE
Interest expense	47,322	42,337	38,118
Allowance for borrowed funds used during construction	(1,021)	(883)	(714)
TOTAL	46,301	41,454	37,404

INCOME BEFORE INCOME TAXES	66,266	18,689	38,965

Income taxes	15,855	2,842	(189,973)

NET INCOME	$50,411	$15,847	$228,938

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING ACTIVITIES
Net income	$50,411	$15,847	$228,938
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	81,830	84,937	81,282
Deferred income taxes, tax credits, and non-current taxes accrued	(1,040)	12,271	(191,326)
Asset write-offs	12,795	—	—
Changes in assets and liabilities:
Receivables	18,909	(6,955)	29,944
Fuel inventory	3,295	(813)	2,574
Accounts payable	(19,309)	(4,864)	(11,924)
Prepaid taxes and taxes accrued	7,550	10,360	(11,882)
Interest accrued	(1,842)	137	454
Deferred fuel costs	7,110	2,247	4,005
Other working capital accounts	(2,913)	192	(9,184)
Provisions for estimated losses	(11,360)	2,169	1,076
Other regulatory assets	47,257	25,424	19,745
Other regulatory liabilities	26,316	175,808	66,022
Pension and other postretirement funded status	5,711	(21,638)	(16,371)
Other assets and liabilities	(41,021)	(8,393)	9,603
Net cash flow provided by operating activities	183,699	286,729	202,956
INVESTING ACTIVITIES
Construction expenditures	(176,058)	(158,257)	(164,279)
Allowance for equity funds used during construction	1,857	2,118	1,470
Changes in money pool receivable - net	(5,863)	(3,146)	147,254
Payments to storm reserve escrow account	(3,194)	(5,011)	(3,731)
Receipts from storm reserve escrow account	13,114	—	—
Proceeds from sale of business	283,918	—	—
Changes in securitization account	1,611	815	(191)
Decrease in other investments	—	—	675
Net cash flow provided by (used in) investing activities	115,385	(163,481)	(18,802)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	79,678	148,913	14,610
Retirement of long-term debt	(158,004)	(91,245)	(112,525)
Repayment of long-term payable due to associated company	(1,140)	(1,275)	(1,306)
Contributions from customer for construction	—	—	15,000
Changes in money pool payable - net	—	(21,651)	21,651
Common equity distributions paid	(140,000)	(125,000)	(125,000)
Other	(1,131)	(1,239)	(1,022)
Net cash flow used in financing activities	(220,597)	(91,497)	(188,592)
Net increase (decrease) in cash and cash equivalents	78,487	31,751	(4,438)
Cash and cash equivalents at beginning of period	31,777	26	4,464
Cash and cash equivalents at end of period	$110,264	$31,777	$26
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$35,205	$40,312	$36,263
Income taxes - net	$10,097	($17,903)	$14,120
Noncash investing activities:
Accrued construction expenditures	$12,721	$2,865	$7,068

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2025	2024
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$374
Temporary cash investments	110,238	31,403
Total cash and cash equivalents	110,264	31,777
Securitization recovery trust account	—	1,611
Accounts receivable:
Customer	55,972	65,731
Allowance for doubtful accounts	(3,845)	(6,735)
Associated companies	10,459	5,844
Other	3,668	9,467
Accrued unbilled revenues	28,303	33,296
Total accounts receivable	94,557	107,603
Fuel inventory - at average cost	816	320
Materials and supplies	30,539	25,516
Current assets held for sale	—	13,100
Prepayments and other	12,992	12,128
TOTAL	249,168	192,055

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	73,822	83,742
Other	9,485	832
TOTAL	83,307	84,574

UTILITY PLANT
Electric	2,267,691	2,160,165
Natural gas	—	43,279
Construction work in progress	43,055	18,269
TOTAL UTILITY PLANT	2,310,746	2,221,713
Less - accumulated depreciation and amortization	778,401	768,305
UTILITY PLANT - NET	1,532,345	1,453,408

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	109,690	133,261
Deferred fuel costs	4,080	4,080
Non-current assets held for sale	—	284,738
Other	80,090	71,037
TOTAL	193,860	493,116

TOTAL ASSETS	$2,058,680	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2025	2024
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$85,000	$78,000
Payable due to associated company	720	1,140
Accounts payable:
Associated companies	47,709	45,479
Other	32,067	43,750
Customer deposits	30,632	28,834
Taxes accrued	16,336	8,786
Interest accrued	6,829	8,671
Deferred fuel costs	3,209	980
Other	10,659	14,427
TOTAL	233,161	230,067

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	201,345	201,541
Accumulated deferred investment tax credits	15,425	15,617
Regulatory liability for income taxes - net	15,656	15,000
Other regulatory liabilities	312,962	260,312
Accumulated provisions	78,933	90,293
Long-term debt	565,985	650,463
Long-term payable due to associated company	5,144	5,864
Other	22,057	56,395
TOTAL	1,217,507	1,295,485

Commitments and Contingencies

EQUITY
Member's equity	608,012	697,601
TOTAL	608,012	697,601

TOTAL LIABILITIES AND EQUITY	$2,058,680	$2,223,153

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

Member’s Equity
(In Thousands)

Balance at December 31, 2022	$702,816
Net income	228,938
Common equity distributions	(125,000)
Balance at December 31, 2023	$806,754
Net income	15,847
Common equity distributions	(125,000)
Balance at December 31, 2024	$697,601
Net income	50,411
Common equity distributions	(140,000)
Balance at December 31, 2025	$608,012

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2025 Compared to 2024

Net Income

Net income increased $40.5 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by higher purchased power costs related to the procurement of capacity through MISO’s annual planning resource auction, higher interest expense, higher other operation and maintenance expenses, higher taxes other than income taxes, and higher depreciation and amortization expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2025 to 2024:

Amount
(In Millions)
2024 operating revenues	$2,050.2
Fuel, rider, and other revenues that do not significantly affect net income	(37.7)
Retail electric price	66.5
Volume/weather	48.6
2025 operating revenues	$2,127.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the distribution cost recovery factor rider effective with the first billing cycle in October 2024 and increases in the distribution cost recovery factor rider effective in December 2024 and June 2025. See Note 2 to the financial statements for discussion of the distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the transportation, petroleum refining, wood products, and primary metals industries.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Texas for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024	% Change
	(GWh)
Residential	6,991	6,597	6
Commercial	5,035	4,879	3
Industrial	9,825	9,457	4
Governmental	271	269	1
Total retail	22,122	21,202	4
Sales for resale:
Non-associated companies	402	687	(41)
Total	22,524	21,889	3

See Note 19 to the financial statements for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Purchased power includes an increase in 2025 of $33.8 million in costs related to the procurement of capacity through MISO’s annual planning resource auction, including the effect of a significant increase in MISO’s seasonal auction clearing price, due in part to the implementation of a reliability-based demand curve, for capacity transactions during the summer months. Although Entergy Texas does not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates, in June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates through a rider that is updated annually. Entergy Texas plans in second quarter 2026 to file for such a rider to recover future capacity procurement costs at the earliest opportunity.

Other operation and maintenance expenses increased primarily due to:

•an increase of $8.0 million in bad debt expense;
•an increase of $7.9 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $3.7 million in loss provisions;
•an increase of $1.8 million in transmission costs allocated by MISO;
•an increase of $1.7 million in insurance expense primarily due to higher premiums in 2025 as compared to 2024;
•an increase of $1.6 million in energy efficiency costs primarily due to the timing of recovery from customers; and
•several individually insignificant items.

The increase was partially offset by:

•contract costs of $8.1 million in 2024 related to operational performance, customer service, and organizational health initiatives;
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

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2025, including the Legend Power Station project, the Orange County Advanced Power Station project, and the Lone Star Power Station project, partially offset by lower interest earned on money pool investments.

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

The effective income tax rates were 16.4% for 2025 and 18.3% for 2024. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of results of operations for 2024 compared to 2023.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$184,997	$21,986	$3,497

Net cash provided by (used in):
Operating activities	627,913	823,649	641,691
Investing activities	(1,241,307)	(928,418)	(1,125,948)
Financing activities	703,505	267,780	502,746
Net increase in cash and cash equivalents	90,111	163,011	18,489

Cash and cash equivalents at end of period	$275,108	$184,997	$21,986

2025 Compared to 2024

Operating Activities

Net cash flow provided by operating activities decreased $195.7 million in 2025 primarily due to the timing of recovery of fuel and purchased power costs and higher fuel and purchased power payments, an increase of $32.7 million in interest paid, and the timing of payments to vendors. The decrease was partially offset by the receipt of $45.6 million in payments from affiliates in 2025 in accordance with the MSS-4 replacement tariff related to the transfer of 2024 nuclear production tax credits by affiliates to third parties in 2025 and a decrease of $19 million in storm spending primarily due to Hurricane Beryl restoration efforts in 2024. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery. See Note 3 to the financial statements for discussion of the nuclear production tax credits.

Investing Activities

Net cash flow used in investing activities increased $312.9 million in 2025 primarily due to an increase of $514.4 million in non-nuclear generation construction expenditures primarily due to higher spending on the Legend Power Station project, the Lone Star Power Station project, and the Orange County Advanced Power Station project and money pool activity. The increase was partially offset by:

•the receipt of $358.8 million in proceeds from the sale of assets related to the Legend Power Station project in 2025. See Note 8 to the financial statements for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station;
•a decrease of $53.2 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2025;
•proceeds of $41.4 million received in 2025 from the transfer of assets related to the Segno Solar and Votaw Solar facilities from Entergy Texas to Entergy Louisiana. See “Uses and Sources of Capital - Segno Solar and Votaw Solar” below for discussion of the facilities and transfer; and
•a decrease of $23.0 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2025, partially offset by higher capital expenditures as a result of increased development in Entergy Texas’s service area. The decrease in storm restoration expenditures is primarily due to Hurricane Beryl restoration efforts in 2024.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased $4.0 million in 2025 compared to decreasing by $299.4 million in 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $435.7 million in 2025 primarily due to:

•the issuance of $500 million of 5.25% Series mortgage bonds in February 2025;
•a capital contribution of $225 million received from Entergy Corporation in 2025 in order to maintain Entergy Texas’s capital structure and in anticipation of various capital expenditures; and
•the payment of $69 million of common stock dividends in 2024. No common stock dividends were paid in 2025 in order to maintain Entergy Texas’s capital structure.

The increase was partially offset by a decrease of $20.9 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements and the issuance of $350 million of 5.55% Series mortgage bonds in August 2024.

See Note 5 to the financial statements for additional details of long-term debt.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of operating, investing, and financing cash flow activities for 2024 compared to 2023.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	December 31, 2025	December 31, 2024
Debt to capital	50.9%	51.6%
Effect of excluding securitization bonds	(1.4%)	(1.7%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	49.5%	49.9%
Effect of subtracting cash	(1.9%)	(1.5%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	47.6%	48.4%

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•dividend and interest payments.

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2026	2027	2028	2029
	(In Millions)
Planned construction and capital investment:
Generation	$685	$285	$1,435	$80
Transmission	385	615	680	645
Distribution	525	445	335	340
Utility Support	35	30	45	35
Total	$1,630	$1,375	$2,495	$1,100

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

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact Entergy Texas’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with Entergy Texas’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, cost and availability of qualified,

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
skilled labor, or raw materials sourcing disruptions which may affect Entergy Texas’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including changes to domestic monetary policy, shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect Entergy Texas’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

Entergy Texas has incurred incremental cost increases due to certain tariff-exposed inputs, including select equipment, components, or underlying raw materials. As of the date of this Form 10-K, such increases have not had a material effect on its current and planned capital projects. Entergy Texas is not able to predict any further effects of such tariffs or the effects of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidiaries, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments).

	2026	2027	2028	2029-2030	After 2030
	(In Millions)
Long-term debt (a)	$316	$334	$179	$636	$5,415
Operating leases (b)	$8	$7	$6	$6	$1
Finance leases (b)	$3	$3	$2	$3	$2

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Texas currently expects to contribute approximately $5.9 million to its qualified pension plans and approximately $149 thousand to its other postretirement plans in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026, valuations are completed, which is expected by April 1, 2026. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Texas has $103.5 million of unrecognized tax benefits net of unused tax attributes plus interest and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

See below for discussion of the build-to-suit lease arrangement for the Legend Power Station.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022 the PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. The hearing on the merits was held in June 2022, and post-hearing briefs were submitted in July 2022. In September 2022 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application for certification of Orange County Advanced Power Station subject to certain conditions, including a cap on cost recovery at $1.37 billion, the exclusion of investment associated with co-firing hydrogen, weatherization requirements, and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate. In October 2022 the parties in the proceeding filed exceptions and replies to exceptions to the proposal for decision. Also in October 2022, Entergy Texas filed with the PUCT information regarding a new fixed pricing option for an estimated project cost of approximately $1.55 billion associated with Entergy Texas’s issuance of limited notice to proceed by mid-November 2022. In November 2022 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station without the investment associated with hydrogen co-firing capability, without a cap on cost recovery, and subject to certain conditions, including weatherization requirements and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate.

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

Legend Power Station and Lone Star Power Station

In June 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Legend Power Station, a 754 MW combined cycle combustion turbine facility, which will be enabled for future carbon capture and storage and for hydrogen co-firing optionality, to be located in Jefferson County, Texas, and the Lone Star Power Station, a 453 MW simple cycle combustion turbine facility, which will be enabled with hydrogen co-firing optionality, to be located in Liberty County, Texas. In its application, Entergy Texas noted that the Legend Power Station was

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
expected to cost an estimated $1.46 billion and the Lone Star Power Station was expected to cost an estimated $735.3 million, in each case inclusive of the estimated costs of the generation facilities, interconnection costs, transmission network upgrades, and an allowance for funds used during construction. In July 2024 the PUCT referred the proceeding to the State Office of Administrative Hearings and, also in July 2024, the ALJ with the State Office of Administrative Hearings adopted a procedural schedule, with a hearing on the merits scheduled to begin in October 2024. In September 2024, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a motion to extend the procedural schedule in this proceeding in order to address certain developments relating to the cost and scope of the Legend Power Station and the Lone Star Power Station. In December 2024, Entergy Texas filed supplemental testimony and exhibits addressing the cost and scope developments associated with the Legend Power Station and the Lone Star Power Station in further support of its application. The cost and scope developments include cost estimate increases of $139 million for Legend Power Station and $63.7 million for Lone Star Power Station and the consideration of an alternate site for Lone Star Power Station, which would reduce the estimated cost increase of the Lone Star Power Station to $36.2 million. In March 2025, Entergy Texas filed testimony explaining that Entergy Texas planned to move forward with building the Lone Star Power Station on a more cost-effective alternative site in San Jacinto County, Texas. A hearing on the merits was held in April 2025. Also in April 2025, Entergy Texas, intervenors, and the PUCT staff filed initial briefs. In its initial brief, the PUCT staff recommended denial of Entergy Texas’s application or, in the alternative, approval subject to conditions that include a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, transmission cost reporting, and weatherization of both the Legend Power Station and the Lone Star Power Station. Certain intervenors requested that the PUCT impose various conditions upon the approval of the resources, including, among others, cost recovery limitations, a direction that Entergy Texas initiate a competitive tariff proceeding to facilitate industrial sleeving, a requirement for additional regulatory approvals related to hydrogen or carbon capture and storage implementation, limits on the recovery of supplemental filing costs, and calculation of AFUDC based on an adjusted weighted average cost of capital. Reply briefs were filed in May 2025. In June 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision, in which they recommended rejection of Entergy Texas’s application to construct the Legend Power Station and the Lone Star Power Station based upon their finding that Entergy Texas did not demonstrate the resources to be cost-effective alternatives to address the uncontested need for additional generation. In the alternative, the ALJs recommended that if the PUCT approves the resources, that conditions be imposed, including a deferral of the finding that the resources were prudently selected until Entergy Texas’s next rate case, a prudence review by an external consultant if actual project costs exceed estimated costs by more than 10%, weatherization requirements, and a requirement that Entergy Texas obtain additional regulatory approvals prior to implementing hydrogen co-firing or carbon capture and storage. The ALJs’ proposal for decision was an interim step in the certification process and was not binding upon the PUCT. Entergy Texas filed exceptions in July 2025. In September 2025 the PUCT issued a decision granting the application, subject to conditions that include a cost cap at Entergy Texas’s previously-filed modified estimated costs of $1.6 billion for the Legend Power Station and $799 million for the Lone Star Power Station, weatherization requirements, environmental compliance requirements, and a requirement to request additional authorization prior to implementing hydrogen co-firing or carbon capture and storage. In October 2025 an intervenor filed a motion for rehearing requesting that the PUCT modify the Lone Star Power Station cost cap to reflect the estimated project costs associated with a new project site, clarify that the cost cap is inclusive of transmission upgrades, and reconsider the intervenor’s prior proposal for a “soft cost cap” below the estimated project costs, and that Entergy Texas be directed to initiate a competitive tariff proceeding to facilitate industrial sleeving of purchased power. Entergy Texas filed a response to the motion for rehearing in October 2025. In December 2025 the PUCT issued an order on rehearing modifying the Lone Star Power Station cost cap to $771.5 million to reflect the estimated project costs associated with a new project site and clarifying that the cost cap is inclusive of transmission upgrades, but denying the other relief requested in the motion for rehearing. See Note 8 to the financial statements for discussion of the build-to-suit lease arrangement for the Legend Power Station. Construction is underway, and subject to receipt of required permits and other conditions, both facilities are expected to be in service by mid-2028.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Segno Solar and Votaw Solar

In July 2024, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Segno Solar facility, a 170 MW solar facility to be located in Polk County, Texas, and the Votaw Solar facility, a 141 MW solar facility to be located in Hardin County, Texas. In August 2025, Entergy Texas filed, and the ALJs with the State Office of Administrative Hearings granted, an unopposed motion to withdraw the application. In September 2025, Entergy Texas and Entergy Louisiana entered into assignment and assumption agreements pursuant to which Entergy Texas assigned, and Entergy Louisiana assumed, certain interests in the Segno Solar and Votaw Solar facilities, and the associated assets were transferred in third quarter 2025 from Entergy Texas to Entergy Louisiana for approximately $42.1 million, which included adjustments per the assignment and assumption agreements.

Southeast Texas Area Reliability Project (SETEX)

In February 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities. The transmission line is expected to be approximately 131 to 160 miles in length and the estimated cost of the project ranges from $1.3 billion to $1.5 billion, depending upon the route ultimately approved by the PUCT. Also in February 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits was held in May 2025. In July 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct SETEX and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $1.4 billion. In October 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line and associated stations and 138/230 kV facilities, and selecting the final route for the project, which has an estimated cost of $1.36 billion. In November 2025, multiple parties filed motions for rehearing primarily challenging the routing of the transmission line. In December 2025 the PUCT issued an order on rehearing reaffirming and providing additional support for its initial decision. Subject to receipt of required permits and other conditions, the facility is expected to be in service by the end of 2029.

Legend to Sandling 230kV Transmission Line

In April 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 230 kV transmission line. The transmission line is expected to be approximately 9 to 10 miles in length and the estimated cost of the project ranges from $87.4 million to $88.6 million, depending on the route ultimately approved by the PUCT. Also in April 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2025, Entergy Texas filed an unopposed settlement agreement resolving all issues in the proceeding and a joint motion, which the ALJ with the State Office of Administrative Hearings granted, on behalf of the parties to the proceeding to cancel the remaining procedural schedule, to admit evidence, and to remand the proceeding to the PUCT to consider the unopposed settlement agreement. In September 2025 the PUCT issued a notice of approval for the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 230 kV transmission line, with a selected route at an estimated cost of $87.6 million. Subject to receipt of required permits and other conditions, the facility is expected to be in service by second quarter 2027.

Cypress to Legend 500 kV Transmission Line

In May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and a hearing on the

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
merits was held in August 2025. In October 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct the transmission line and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $398.7 million. In December 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line, and selecting the final route previously recommended. In February 2026, landowners not party to the PUCT proceeding filed in the 345th District Court of Travis County, Texas a petition for declaratory relief and temporary and permanent injunction against the PUCT’s final order. The petition, which names the PUCT, its commissioners, and Entergy Texas as defendants, challenges Entergy Texas’s notice, the application of the PUCT’s notice rule, and the PUCT order’s approval of a route the petitioner’s assert was not adequately noticed. Entergy Texas expects to file an answer disputing all aspects of the petition by the applicable deadline. Subject to receipt of required permits and other conditions, the facility is expected to be in service by the end of 2028.

Resilience and Grid Hardening

In June 2024, Entergy Texas filed an application with the PUCT requesting approval of Phase I of its Texas Future Ready Resiliency Plan, a set of measures to begin accelerating the resiliency of Entergy Texas’s transmission and distribution system. Phase I is comprised of projects totaling approximately $335.1 million, including approximately $137 million of projects to be funded by Entergy Texas and approximately $198 million of projects contingent upon Entergy Texas’s receipt of grant funds in that amount from the Texas Energy Fund. The projects in Phase I include distribution and transmission hardening and modernization projects and targeted vegetation management projects to mitigate the risk of wildfire. These projects are expected to be implemented within approximately three years of PUCT approval. In January 2025 the PUCT unanimously approved Phase I of Entergy Texas’s Texas Future Ready Resiliency Plan, including the approximately $137 million of projects to be funded by Entergy Texas and application of performance metrics consistent with the unopposed settlement. The PUCT clarified that, while not part of Entergy Texas’s Phase I plan, Entergy Texas is permitted to pursue the remaining $198 million of identified projects and Texas Energy Fund grant funding for those projects. In February 2025 the PUCT issued an order adopting a new rule establishing the procedures for application to the grant fund. In July 2025, Entergy Texas submitted an application for approximately $200 million in grant funding from the Texas Energy Fund to implement the resilience projects originally included in its Texas Future Ready Resiliency Plan. In October 2025 the PUCT voted to approve the approximately $200 million grant request in full. The portion of the projects funded by Entergy Texas will be eligible for recovery through Entergy Texas’s transmission or distribution cost recovery factor riders, as applicable.

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

Entergy Texas’s receivables from the money pool were as follows as of December 31 for each of the following years.

2025	2024	2023	2022
(In Thousands)
$22,467	$18,504	$317,882	$99,468

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2030. The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of December 31, 2025, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of December 31, 2025, $59.6 million in letters of credit were outstanding under one of Entergy Texas’s uncommitted letter of credit facilities. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Texas obtained authorizations from the FERC through January 2027 for short-term borrowings, not to exceed an aggregate amount of $200 million at any time outstanding, and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.

Build-to-Suit Lease Arrangement for the Legend Power Station

In December 2025, Entergy Texas entered into a build-to-suit lease arrangement for the Legend Power Station as the lessee with a consortium of investors (the Investors). Under the terms of the arrangement, the Investors purchased the in-process Legend Power Station construction project from Entergy Texas at a cost of $359 million and will spend up to $1.45 billion (including the initial purchase price) to construct the Legend Power Station project as designed by Entergy Texas. Entergy Texas is engaged to serve as the construction agent for the Legend Power Station project. The Investors, however, control the asset during construction. If Entergy Texas defaults in its role as construction agent, the Investors have various options available to remedy the default, including by accelerating the lease balance payable by Entergy Texas, causing a sale of the Legend Power Station project to a third party, or certain other options. If there are certain changes to the terms of the PUCT approval of the Legend Power Station project or certain other circumstances outside of Entergy Texas’s control, then either the Investors or Entergy Texas could exercise the right to terminate the arrangement, in which case Entergy Texas would be required to purchase the in-process Legend Power Station project from the Investors at an amount equal to their costs incurred to date, including carrying costs. Since Entergy Texas does not control the in-process construction project, it will not recognize the asset (i.e., construction work in progress) or an associated liability during construction.

Upon the Legend Power Station’s readiness for first synchronization to the grid, expected in early 2028, a triple-net lease will commence under which Entergy Texas will have control of the Legend Power Station and receive all output from the plant. The initial term of the lease will end seven years from the closing of the arrangement, or approximately five years after the Legend Power Station’s expected readiness for first synchronization to the grid. The lease cost will be equal to the Secured Overnight Financing Rate plus a margin which is based on the credit rating of Entergy Texas, multiplied by the total costs (including carrying costs) incurred by the Investors as of the commencement of the lease. Entergy Texas will have the option to purchase the Legend Power Station at any time during the lease term at a price equal to the total cost of the plant to the Investors, plus

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
any fees and carrying charges owed to the Investors. If the purchase price option is exercised within two years of commencement of the triple-net lease, Entergy Texas must enter into a secured note payable to the Investors for the amount of the purchase price. The note payable would be due at the end of the initial lease term, but may be prepaid at any time beginning two years after the commencement date of the lease. The note will be secured by the Legend Power Station and related equipment and collateral.

At the end of the initial lease term, Entergy Texas must exercise one of the following options: 1) renew the lease for an additional five year term, subject to unanimous consent of the Investors, 2) purchase the plant at a price equal to the total cost of the plant to Investors, plus any fees and carrying charges owed to the Investors, or 3) sell the plant on behalf of the Investors. If Entergy Texas chooses the third option, then it will owe or be owed any difference between the total cost of the plant to Investors and the sale price.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In September 2025, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $94.7 million annually, or $16.9 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2025 and June 30, 2025. In November 2025, Entergy Texas filed an errata to revise its DCRF application for minor corrections, which decreased the requested annual revenue requirement to $92.1 million. The amended request represented an incremental increase of $14.3 million in annual revenues beyond Entergy Texas’s then-effective DCRF filing. In December 2025 the PUCT approved the DCRF rider, consistent with Entergy Texas’s filed errata, and rates became effective on December 15, 2025.

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

In October 2025, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $30.3 million annually, or $20.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2024 and June 30, 2025 and changes in other transmission charges. In January 2026 the PUCT staff filed a recommendation that the PUCT approve Entergy Texas’s as-filed application.

Generation Cost Recovery Rider

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because the facility was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility, and in January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which was $4.5 million in incremental annual revenue above the revenue requirement approved in January 2022 described above and related to Entergy Texas’s investment in the Montgomery County Power Station. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect. In April 2023 the PUCT approved Entergy Texas’s as-filed request with rates effective over three months beginning in May 2023.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Fuel and purchased power cost recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, not recovered in base rates.  Historically, semi-annual revisions of the fixed fuel factor have been made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT. In 2023 the Texas legislature modified the Texas Utilities Code with regard to how material over- and under-recovered fuel balances are to be addressed and directed that fuel reconciliations must be filed at least once every two years. In July 2025 the PUCT initiated a rulemaking to effectuate the new legislation. In December 2025 the PUCT adopted amendments to its fuel rules that maintain a periodic revision to utility fuel factors coupled with accelerated processing of surcharges and refunds to address material over- and under-recovered amounts.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Texas’s application and, because no hearing was requested in the proceeding, dismissing the case from the State Office of Administrative Hearings and the PUCT.

Industrial and Commercial Customers

Entergy Texas’s large industrial and commercial customers continually explore ways to reduce their energy costs. Entergy Texas responds by working with industrial and commercial customers to negotiate electric service contracts, under existing rate schedules, with competitive rates that match specific customer needs and load profiles. Additionally, cogeneration is an option available to a portion of Entergy Texas’s industrial customer base. Entergy Texas actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand from both new and existing customers.

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

Actuarial Assumption	Change in Assumption	Impact on 2026 Qualified Pension Cost	Impact on 2025 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$141	$4,530
Rate of return on plan assets	(0.25%)	$571	$—
Rate of increase in compensation	0.25%	$198	$893

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2026 Postretirement Benefits Cost	Impact on 2025 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$31	$1,003
Health care cost trend	0.25%	$44	$592

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Texas in 2025 was $2.7 million, including $617 thousand in settlement costs. Entergy Texas anticipates 2026 qualified pension cost to be $1.5 million. Entergy Texas contributed $7.7 million to its qualified pension plans in 2025 and estimates 2026 pension contributions will be approximately $5.9 million, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is expected by April 1, 2026.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2025 was $10.6 million. Entergy Texas expects 2026 postretirement health care and life insurance benefit income to approximate $9.6 million. In 2025, Entergy Texas’ contributions to its other postretirement plans, specifically contributions to the external trusts plus claims payments, were offset by trust claims reimbursements, resulting in a net reimbursement of $171 thousand. Entergy Texas estimates that 2026 contributions will be approximately $149 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, cash flows, and changes in equity (pages 449 through 454 and applicable items in pages 53 through 246), for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and the likelihood of refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the PUCT and the FERC, recovery in future rates of regulatory assets and refunds or future reductions in rates related to regulatory liabilities involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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

Entergy Texas Build-to-Suit Lease Arrangement for the Legend Power Station—Entergy Texas, Inc. and Subsidiaries — Refer to Note 8 to the financial statements

Critical Audit Matter Description

In December 2025, the Company entered into a build-to-suit lease arrangement for the Legend Power Station (the “Facility”) as the lessee with a consortium of investors (“the Investors”). Under the terms of the arrangement, the Investors purchased the in-process Facility from the Company at cost of $359 million and will spend up to $1.45 billion (including the initial purchase price) to construct the Facility as designed by the Company. The Company is engaged to serve as the construction agent for the Facility. The Investors, however, control the Facility during construction. If the Company defaults in its role as construction agent, the Investors have various options available to remedy the default, including by accelerating the lease balance payable by the Company, causing a sale of the Facility to a third party, or certain other options. If there are certain changes to the terms of the PUCT approval of the Facility or certain other circumstances outside of the Company’s control, then either the Investors or the Company could exercise the right to terminate the arrangement, in which case the Company would be required to purchase the in-process Facility from the Investors at an amount equal to their costs incurred to date, including carrying costs. Since the Company does not control the in-process Facility, it will not recognize the Facility (i.e., construction work in progress) or an associated liability during construction.

Upon the Facility’s readiness for first synchronization to the grid, expected in early 2028, a triple-net lease will commence under which the Company will have control of the Facility and receive all output from the plant.

We identified management’s conclusion that the Company does not control the Facility being constructed before the commencement of the lease (i.e., during the construction period) and thus is not the deemed accounting owner of the Facility during the construction period as a critical audit matter due to the judgments made by management to support its conclusion. Auditing management’s judgments involved especially subjective judgment and specialized knowledge of accounting for lease transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the build-to-suit lease arrangement for the Facility included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the accounting impact of this build-to-suit lease arrangement, including the conclusion that the Company does not control the Facility being constructed before the commencement of the lease.
•We evaluated the Company’s disclosures related to the impacts of the build-to-suit lease arrangement.
•We read relevant transaction documents between the Company and the Investors as well as regulatory orders issued by the PUCT for the Company and evaluated the external information to compare to management’s conclusions.
•We obtained an analysis from management to assess management’s assertion that the Company does not control the Facility being constructed before the commencement date of the lease.
•With the assistance of professionals in our firm having expertise and experience in addressing the accounting for build-to-suit lease arrangements, we evaluated the Company’s analysis, including the conclusion that the Company does not control the Facility being constructed before the commencement date of the lease.
•We obtained representation from management regarding the conclusion that the Company does not control the Facility being constructed before the commencement date of the lease.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 19, 2026

We have served as the Company’s auditor since 2001.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING REVENUES
Electric	$2,127,584	$2,050,150	$2,028,586

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	351,554	482,486	403,111
Purchased power	497,113	373,036	468,511
Other operation and maintenance	359,812	340,956	323,797
Taxes other than income taxes	120,919	101,993	117,852
Depreciation and amortization	325,185	338,890	278,311
Other regulatory charges (credits) - net	13,732	(13,884)	7,324
TOTAL	1,668,315	1,623,477	1,598,906

OPERATING INCOME	459,269	426,673	429,680

OTHER INCOME
Allowance for equity funds used during construction	81,771	47,833	28,193
Interest and investment income	5,964	15,107	11,116
Miscellaneous - net	(8,824)	(11,113)	(10,411)
TOTAL	78,911	51,827	28,898

INTEREST EXPENSE
Interest expense	173,565	137,820	114,978
Allowance for borrowed funds used during construction	(34,822)	(18,626)	(10,545)
TOTAL	138,743	119,194	104,433

INCOME BEFORE INCOME TAXES	399,437	359,306	354,145

Income taxes	65,366	65,684	62,872

NET INCOME	334,071	293,622	291,273

Preferred dividend requirements	2,072	2,072	2,072

EARNINGS APPLICABLE TO COMMON STOCK	$331,999	$291,550	$289,201

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING ACTIVITIES
Net income	$334,071	$293,622	$291,273
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	325,185	338,890	278,311
Deferred income taxes, tax credits, and non-current taxes accrued	37,714	35,631	53,507
Changes in assets and liabilities:
Receivables	(43,441)	(13,201)	24,249
Fuel inventory	15,137	4,877	(24,097)
Accounts payable	10,245	41,216	(22,046)
Taxes accrued	10,706	(2,413)	(14,146)
Interest accrued	3,204	7,418	7,357
Deferred fuel costs	(47,918)	198,290	119,096
Other working capital accounts	(50,423)	(38,672)	(36,097)
Provisions for estimated losses	3,573	505	1,887
Other regulatory assets	38,902	46,898	(17,924)
Other regulatory liabilities	84,253	(45,301)	(20,122)
Pension and other postretirement funded status	(29,430)	(29,062)	(36,131)
Other assets and liabilities	(63,865)	(15,049)	36,574
Net cash flow provided by operating activities	627,913	823,649	641,691
INVESTING ACTIVITIES
Construction expenditures	(1,720,604)	(1,287,518)	(946,543)
Allowance for equity funds used during construction	81,771	47,833	28,193
Proceeds from sale of assets	400,266	2,396	11,000
Changes in money pool receivable - net	(3,963)	299,378	(218,414)
Changes in securitization account	1,223	2,493	5,684
Decrease (increase) in other investments	—	7,000	(5,868)
Net cash flow used in investing activities	(1,241,307)	(928,418)	(1,125,948)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	493,515	343,124	344,895
Retirement of long-term debt	(18,847)	(18,334)	(17,835)
Capital contributions from parent	225,000	—	150,000
Dividends paid:
Common stock	—	(69,000)	—
Preferred stock	(2,072)	(2,072)	(2,072)
Other	5,909	14,062	27,758
Net cash flow provided by financing activities	703,505	267,780	502,746
Net increase in cash and cash equivalents	90,111	163,011	18,489
Cash and cash equivalents at beginning of period	184,997	21,986	3,497
Cash and cash equivalents at end of period	$275,108	$184,997	$21,986
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$160,072	$127,342	$104,766
Income taxes - net	$23,517	$34,077	$28,969
Noncash investing activities:
Accrued construction expenditures	$102,988	$279,480	$257,467

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2025	2024
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$200	$291
Temporary cash investments	274,908	184,706
Total cash and cash equivalents	275,108	184,997
Securitization recovery trust account	1,480	2,703
Accounts receivable:
Customer	107,287	84,842
Allowance for doubtful accounts	(8,598)	(1,304)
Associated companies	28,747	26,564
Other	67,400	43,773
Accrued unbilled revenues	80,503	74,060
Total accounts receivable	275,339	227,935
Fuel inventory - at average cost	30,833	45,970
Materials and supplies	190,322	157,241
Prepayments and other	49,161	34,803
TOTAL	822,243	653,649

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	56	107
Other	15,607	15,878
TOTAL	15,663	15,985

UTILITY PLANT
Electric	9,491,159	8,628,625
Construction work in progress	1,761,028	1,513,170
TOTAL UTILITY PLANT	11,252,187	10,141,795
Less - accumulated depreciation and amortization	2,764,308	2,548,961
UTILITY PLANT - NET	8,487,879	7,592,834

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $216,107 as of December 31, 2025 and $234,112 as of December 31, 2024)	510,806	549,708
Other	191,555	157,904
TOTAL	702,361	707,612

TOTAL ASSETS	$10,028,146	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2025	2024
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$130,000	$—
Accounts payable:
Associated companies	73,178	65,335
Other	518,613	361,404
Customer deposits	42,109	40,782
Taxes accrued	87,180	76,474
Interest accrued	41,907	38,703
Deferred fuel costs	11,353	59,271
Other	16,801	20,836
TOTAL	921,141	662,805

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	947,067	868,849
Accumulated deferred investment tax credits	6,467	7,215
Regulatory liability for income taxes - net	57,755	93,766
Other regulatory liabilities	138,969	18,705
Asset retirement cost liabilities	15,097	17,688
Accumulated provisions	13,558	9,985
Long-term debt (includes securitization bonds of $221,139 as of December 31, 2025 and $239,622 as of December 31, 2024)	3,900,188	3,552,443
Other	129,693	397,412
TOTAL	5,208,794	4,966,063

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2025 and 2024	49,452	49,452
Paid-in capital	1,425,125	1,200,125
Retained earnings	2,384,884	2,052,885
Total common shareholder's equity	3,859,461	3,302,462
Preferred stock without sinking fund	38,750	38,750
TOTAL	3,898,211	3,341,212

TOTAL LIABILITIES AND EQUITY	$10,028,146	$8,970,080

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
		(In Thousands)

Balance at December 31, 2022	$38,750	$49,452	$1,050,125	$1,541,134	$2,679,461
Net income	—	—	—	291,273	291,273
Capital contribution from parent	—	—	150,000	—	150,000
Preferred stock dividends	—	—	—	(2,072)	(2,072)
Balance at December 31, 2023	$38,750	$49,452	$1,200,125	$1,830,335	$3,118,662
Net income	—	—	—	293,622	293,622
Common stock dividends	—	—	—	(69,000)	(69,000)
Preferred stock dividends	—	—	—	(2,072)	(2,072)
Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212
Net income	—	—	—	334,071	334,071
Capital contribution from parent	—	—	225,000	—	225,000
Preferred stock dividends	—	—	—	(2,072)	(2,072)
Balance at December 31, 2025	$38,750	$49,452	$1,425,125	$2,384,884	$3,898,211

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only three customers, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  See Note 8 to the financial statements for additional information regarding the amended Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” in Note 2 to the financial statements, System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC.

Results of Operations

2025 Compared to 2024

Net Income

Net income decreased $15.4 million primarily due to a lower rate of return on rate base, including the effects of the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy Louisiana effective with the September 2024 service month per the settlement agreement with the LPSC and the lower authorized rate of return on equity and capital structure limitations reflected in monthly bills issued to Entergy New Orleans effective with the June 2024 service month per the settlement agreement with the City Council. See Note 2 to the financial statements for discussion of the settlements with the City Council and the LPSC.

Income Taxes

The effective income tax rates were 18.2% for 2025 and 22.2% for 2024. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates and for additional discussion regarding income taxes.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of results of operations for 2024 compared to 2023.

Income Tax Legislation and Regulation

See the “Income Tax Legislation and Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of income tax legislation and regulation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(In Thousands)
Cash and cash equivalents at beginning of period	$28,908	$60	$2,940

Net cash provided by (used in):
Operating activities	251,740	31,505	273,572
Investing activities	(191,229)	(317,935)	(75,806)
Financing activities	(89,363)	315,278	(200,646)
Net increase (decrease) in cash and cash equivalents	(28,852)	28,848	(2,880)

Cash and cash equivalents at end of period	$56	$28,908	$60

2025 Compared to 2024

Operating Activities

Net cash flow provided by operating activities increased $220.2 million in 2025 primarily due to:

•the receipt of $133.8 million related to the transfer of the 2024 nuclear production tax credits to third parties in 2025. See Note 3 to the financial statements for discussion of the nuclear production tax credits;
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
•the refund of $80.2 million made in 2024 to Entergy Louisiana as a result of the settlement with the LPSC. See Note 2 to the financial statements for discussion of the settlement with the LPSC; and
•a decrease of $16.8 million in spending on nuclear refueling outage costs in 2025 as compared to 2024.

The increase was partially offset by $174.4 million in payments to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in 2025 related to the net proceeds from the transfers of the 2024 nuclear production tax credits in accordance with the Unit Power Sales Agreement. See Note 3 to the financial statements for discussion of the nuclear production tax credits.

Investing Activities

Net cash flow used in investing activities decreased by $126.7 million in 2025 primarily due to a decrease in cash used of $99.1 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle and a decrease of $32.7 million in nuclear construction expenditures primarily due to higher spending in 2024 on Grand Gulf outage projects and upgrades.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Financing Activities

System Energy’s financing activities used $89.4 million of cash in 2025 compared to providing $315.3 million of cash in 2024 primarily due to the following activity:

•the issuance of $300 million of 5.30% Series mortgage bonds in December 2024;
•the repayment, prior to maturity, of $200 million of 2.14% Series mortgage bonds in June 2025;
•a capital contribution of $150 million received from Entergy Corporation in January 2024 in order to maintain System Energy’s capital structure;
•net repayments of $36.3 million in 2025 compared to net long-term borrowings of $51.2 million in 2024 on the nuclear fuel company variable interest entity’s credit facility;
•money pool activity;
•a decrease of $70 million in common stock dividends and distributions paid in 2025 in order to maintain System Energy’s capital structure; and
•the issuance of $240 million of 5.30% Series mortgage bonds in May 2025.

Increases in System Energy’s payable to the money pool are a source of cash flow, and System Energy’s payable to the money pool increased $16.3 million in 2025 compared to decreasing by $12.2 million in 2024. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 5 to the financial statements for additional details of long-term debt.

2024 Compared to 2023

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, for discussion of operating, investing, and financing cash flow activities for 2024 compared to 2023.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table.

	December 31, 2025	December 31, 2024
Debt to capital	53.1%	52.9%
Effect of subtracting cash	—%	(0.7%)
Net debt to net capital (non-GAAP)	53.1%	52.2%

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

Following are the amounts of System Energy’s planned construction and other capital investments.

	2026	2027	2028	2029
	(In Millions)
Planned construction and capital investment:
Generation	$130	$115	$135	$140
Utility Support	25	5	5	25
Total	$155	$120	$140	$165

In addition to routine spending to maintain operations, the planned capital investment estimate includes amounts associated with Grand Gulf investments and initiatives. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental actions, including trade-related governmental actions discussed below, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies.

Recent announcements of changes to international trade policy and tariffs and further similar changes may impact System Energy’s business, operations, results of operations, and liquidity and capital resources. Potential impacts may include increases in costs associated with System Energy’s capital investments or operation and maintenance expenses; operational impacts, such as supply chain, manufacturing, cost and availability of qualified, skilled labor, or raw materials sourcing disruptions which may affect System Energy’s ability to make planned capital investments as and when expected and needed; legal uncertainties, such as potential legal or other challenges to presidential tariff authority; or broader economic risks, including changes to domestic monetary policy, shifting customer demand, impacts on customer investment decisions, and volatile or uncertain credit and capital markets, which may affect System Energy’s ability to access needed capital. The nature and extent of any such effects will depend on, among other things, the specifics of the changes that are ultimately implemented both domestically and internationally, the responses of vendors, suppliers, and other counterparties to those changes, indirect effects on the price and availability of non-tariffed goods, and the effectiveness of mitigation measures.

System Energy has incurred incremental cost increases due to certain tariff-exposed inputs, including select equipment, components, or underlying raw materials. As of the date of this Form 10-K, such increases have not had a material effect on its current and planned capital projects. System Energy is not able to predict any further effects of such tariffs or the effects of potential changes in regulation and law, changes to governmental programs, such as

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

loans, grants, guarantees, and other subsidies, and trade-related governmental actions, such as tariffs and other measures, on its current and planned capital projects.

Following are the amounts of System Energy’s existing debt obligations (includes estimated interest payments).

	2026	2027	2028	2029-2030	After 2030
	(In Millions)
Long-term debt (a)	$71	$196	$378	$96	$865

(a)Long-term debt is discussed in Note 5 to the financial statements.

Other Obligations

System Energy currently expects to contribute approximately $13.2 million to its qualified pension plans and approximately $49 thousand to its other postretirement plans in 2026, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026, valuations are completed, which is expected by April 1, 2026. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

System Energy has $140.9 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
All debt issuances by System Energy require prior regulatory approval.  Debt issuances are also subject to requirements set forth in its bond indenture and other agreements.  System Energy has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

System Energy’s receivables from (payables to) the money pool were as follows as of December 31 for each of the following years.

2025	2024	2023	2022
(In Thousands)
($16,299)	$2,851	($12,246)	$94,981

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of December 31, 2025, $36.4 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

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

Complaints Against System Energy

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, and sold to Entergy Louisiana through September 30, 2025, pursuant to the Unit Power Sales Agreement. System Energy and the Unit Power Sales Agreement have been the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and two prudence complaints, one challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period, and the second challenging the operation and management of Grand Gulf in the 2021-2022 time period. Settlements that resolve all significant aspects of these complaints have been reached with the MPSC, the APSC, the City Council, and the LPSC, and these settlements have been approved by the FERC. See “Complaints Against System Energy” in Note 2 to the financial statements for discussion of these complaint proceedings and settlements.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Unit Power Sales Agreement

System Energy Formula Rate Annual Protocols Formal Challenges Concerning 2020-2022 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. In March 2023, pursuant to the protocols procedures discussed above, the LPSC, the APSC, and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2021. In February 2024, pursuant to the protocols procedures, the LPSC and the City Council filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2022. These formal challenges were ultimately settled as a result of System Energy’s global settlements with the MPSC, the APSC, the City Council, and the LPSC. See “Complaints Against System Energy” in Note 2 to the financial statements for further discussion of the System Energy settlements with the MPSC, the APSC, the City Council, and the LPSC.

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

In September 2024 the presiding ALJ issued an initial decision recommending that the FERC approve inclusion of a line item in rate base for prepaid and accrued pension costs; however, the presiding ALJ did not agree with System Energy’s proposed methodology to calculate the value of the prepaid and accrued pension cost input. Instead, the presiding ALJ recommended limiting System Energy’s recovery to the prepaid and accrued pension costs that were incurred beginning in 2015 and later. The ALJ’s initial decision was not binding on the FERC and was an interim step in the hearing process.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
System Energy disputed the presiding ALJ's determination concerning the methodology used to calculate the prepaid and accrued pension input, and System Energy filed exceptions to these rulings in October 2024. In October 2024, the LPSC, the APSC, and the FERC trial staff filed separate briefs on exceptions; these parties generally argue that the presiding ALJ should have rejected System Energy’s filing entirely, rather than limit System Energy’s recovery of the prepaid and accrued pension costs. Later in October 2024, System Energy, the LPSC, the APSC, and the FERC trial staff filed separate briefs opposing exceptions.

In November 2025 the FERC issued an order on the initial decision and reversed the ALJ’s decision. The FERC approved System Energy’s proposed prepaid and accrued pension recovery mechanism. System Energy has been utilizing this methodology in billings since December 1, 2022 and will continue to utilize it going forward. As a result of the FERC’s order, System Energy does not owe any refunds. In December 2025 the APSC filed a request for rehearing of the November 2025 order. In January 2026 the FERC denied the APSC’s rehearing request by operation of law. The FERC indicated that the APSC’s request for rehearing will be addressed substantively in a future order. This proceeding is not covered by the global settlements described in Note 2 to the financial statements.

Nuclear Matters

System Energy owns and, through an affiliate, operates the Grand Gulf nuclear generating plant and is, therefore, subject to the risks related to such ownership and operation.  These include risks related to: the acquisition, use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, including the financial requirements to address emerging issues related to equipment reliability, to position Grand Gulf to meet its operational goals; the performance and capacity factors of Grand Gulf; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of the site when required; and limitations on the amounts of insurance recoveries for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of Grand Gulf, System Energy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  Grand Gulf’s operating license expires in 2044.

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

System Energy Resources, Inc.
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

Actuarial Assumption	Change in Assumption	Impact on 2026 Qualified Pension Cost	Impact on 2025 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$197	$6,054
Rate of return on plan assets	(0.25%)	$704	$—
Rate of increase in compensation	0.25%	$245	$1,138

The following chart reflects the sensitivity of postretirement benefits cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2026 Postretirement Benefits Cost	Impact on 2025 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$49	$963
Health care cost trend	0.25%	$51	$548

Each fluctuation above assumes that the other components of the calculation are held constant.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Costs and Employer Contributions

Total qualified pension cost for System Energy in 2025 was $5.9 million, including $512 thousand in settlement costs.  System Energy anticipates 2026 qualified pension cost to be $4.4 million.  System Energy contributed $15.7 million to its qualified pension plans in 2025 and estimates 2026 pension contributions will be approximately $13.2 million, although the 2026 required pension contributions will be known with more certainty when the January 1, 2026 valuations are completed, which is expected by April 1, 2026.

Total postretirement health care and life insurance benefit income for System Energy in 2025 was $855 thousand. System Energy expects 2026 postretirement health care and life insurance benefit income to approximate $257 thousand. System Energy contributed $1.2 million to its other postretirement plans in 2025 and expects 2026 contributions to approximate $49 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
System Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of income, cash flows, and changes in common equity (pages 467 through 472 and applicable items in pages 53 through 246), for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and the likelihood of refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the FERC, recovery in future rates of regulatory assets and refunds or future reductions in rates related to regulatory liabilities involved specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

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
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the FERC and FERC orders issued for any evidence that might contradict management’s assertions.
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
February 19, 2026

We have served as the Company’s auditor since 2001.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING REVENUES
Electric	$581,481	$585,049	$586,603

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	64,507	62,433	71,762
Nuclear refueling outage expenses	16,614	19,158	26,745
Other operation and maintenance	189,628	192,300	207,765
Decommissioning	45,255	43,478	41,773
Taxes other than income taxes	26,868	27,260	29,224
Depreciation and amortization	123,846	121,386	90,858
Other regulatory charges (credits) - net	2,453	(2,799)	(57,429)
TOTAL	469,171	463,216	410,698

OPERATING INCOME	112,310	121,833	175,905

OTHER INCOME
Allowance for equity funds used during construction	8,342	7,647	7,531
Interest and investment income	54,971	47,953	13,131
Miscellaneous - net	106	672	(9,101)
TOTAL	63,419	56,272	11,561

INTEREST EXPENSE
Interest expense	72,148	48,121	48,416
Allowance for borrowed funds used during construction	(4,089)	(3,019)	(1,754)
TOTAL	68,059	45,102	46,662

INCOME BEFORE INCOME TAXES	107,670	133,003	140,804

Income taxes	19,575	29,503	32,032

NET INCOME	$88,095	$103,500	$108,772

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(In Thousands)

OPERATING ACTIVITIES
Net income	$88,095	$103,500	$108,772
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	225,844	217,250	195,045
Deferred income taxes, tax credits, and non-current taxes accrued	153,647	41,142	32,982
Changes in assets and liabilities:
Receivables	(21,208)	10,697	8,359
Accounts payable	(9,231)	(89,911)	78,655
Taxes accrued	(4,167)	(11,549)	19,804
Interest accrued	(127)	388	1,363
Other working capital accounts	1,580	(15,353)	20,749
Other regulatory assets	(174,691)	19,866	(31,239)
Other regulatory liabilities	144,604	(37,713)	11,009
Pension and other postretirement funded status	(20,947)	(30,717)	(21,259)
Other assets and liabilities	(131,659)	(176,095)	(150,668)
Net cash flow provided by operating activities	251,740	31,505	273,572
INVESTING ACTIVITIES
Construction expenditures	(138,849)	(174,257)	(121,075)
Allowance for equity funds used during construction	8,342	7,647	7,531
Nuclear fuel purchases	(73,471)	(145,567)	(80,663)
Proceeds from sale of nuclear fuel	43,549	16,531	46,242
Decrease (increase) in other investments	—	23	(3)
Proceeds from nuclear decommissioning trust fund sales	613,146	901,239	390,004
Investment in nuclear decommissioning trust funds	(646,797)	(920,700)	(412,823)
Changes in money pool receivable - net	2,851	(2,851)	94,981
Net cash flow used in investing activities	(191,229)	(317,935)	(75,806)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	764,028	1,325,581	715,545
Retirement of long-term debt	(769,690)	(978,057)	(758,437)
Capital contribution from parent	—	150,000	—
Changes in money pool payable - net	16,299	(12,246)	12,246
Common stock dividends and distributions paid	(100,000)	(170,000)	(170,000)
Net cash flow provided by (used in) financing activities	(89,363)	315,278	(200,646)
Net increase (decrease) in cash and cash equivalents	(28,852)	28,848	(2,880)
Cash and cash equivalents at beginning of period	28,908	60	2,940
Cash and cash equivalents at end of period	$56	$28,908	$60
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$64,252	$57,599	$45,196
Income taxes - net (includes production tax credit sale proceeds of $133,752 in 2025, $— in 2024, and $— in 2023)	($131,297)	$624	($19,810)
Noncash investing activities:
Accrued construction expenditures	$16,830	$6,290	$25,301

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2025	2024
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$56	$448
Temporary cash investments	—	28,460
Total cash and cash equivalents	56	28,908
Accounts receivable:
Associated companies	65,083	48,134
Other	6,833	5,425
Total accounts receivable	71,916	53,559
Materials and supplies	149,847	163,814
Deferred nuclear refueling outage costs	9,096	19,884
Prepayments and other	5,101	5,768
TOTAL	236,016	271,933

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,730,722	1,529,059
TOTAL	1,730,722	1,529,059

UTILITY PLANT
Electric	5,753,963	5,668,253
Construction work in progress	123,172	85,127
Nuclear fuel	208,932	220,044
TOTAL UTILITY PLANT	6,086,067	5,973,424
Less - accumulated depreciation and amortization	3,679,886	3,578,709
UTILITY PLANT - NET	2,406,181	2,394,715

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	601,185	426,494
Other	34,301	20,273
TOTAL	635,486	446,767

TOTAL ASSETS	$5,008,405	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2025	2024
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$140	$200,090
Accounts payable:
Associated companies	25,528	18,477
Other	66,611	45,017
Taxes accrued	11,685	15,852
Interest accrued	13,215	13,342
Other	4,089	4,473
TOTAL	121,268	297,251

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	625,165	451,830
Accumulated deferred investment tax credits	43,045	42,984
Regulatory liability for income taxes - net	99,960	105,467
Other regulatory liabilities	897,301	747,190
Decommissioning	1,172,967	1,127,712
Long-term debt	1,088,563	889,646
Other	2	8,355
TOTAL	3,927,003	3,373,184

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2025 and 2024	908,944	958,944
Retained earnings	51,190	13,095
TOTAL	960,134	972,039

TOTAL LIABILITIES AND EQUITY	$5,008,405	$4,642,474

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2022	$1,086,850	($137,083)	$949,767
Net income	—	108,772	108,772
Common stock dividends and distributions	(170,000)	—	(170,000)
Balance at December 31, 2023	$916,850	($28,311)	$888,539
Net income	—	103,500	103,500
Capital contributions from parent	150,000	—	150,000
Common stock dividends and distributions	(107,906)	(62,094)	(170,000)
Balance at December 31, 2024	$958,944	$13,095	$972,039
Net income	—	88,095	88,095
Common stock dividends and distributions	(50,000)	(50,000)	(100,000)
Balance at December 31, 2025	$908,944	$51,190	$960,134

See Notes to Financial Statements.

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I, Item 1. - Entergy’s Business under the sections titled “Utility - Property and Other Generation Resources” and “Other Business Activities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2025 are discussed in Part I, Item 1. - Entergy’s Business under the sections titled “Retail Rate Regulation,” “Environmental Regulation,” and “Litigation.”

Item 4.   Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Andrew S. Marsh (a)	54	Chief Executive Officer of Entergy Corporation	2022-Present
		Chair of the Board of Entergy Corporation	2023-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-2022
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-2022
		Executive Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-2022

Kimberly A. Fontan (a)	52	Executive Vice President and Chief Financial Officer of Entergy Corporation	2022-Present
		President and Chair of the Board of System Energy	2024-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy	2022-Present
		Executive Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2022-Present
		Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2019-2022

Name	Age	Position	Period
Marcus V. Brown	64	Executive Legal Advisor to the Chief Executive Officer of Entergy Corporation	2025-Present
		Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Entergy	2013-2025

Jason Chapman (a)	55	Senior Vice President, Chief Technology and Business Services Officer of Entergy Corporation	2023-Present
		Acting Senior Vice President, Corporate Business Services of Entergy Services	2023
		Vice President, Enterprise Shared Services of Entergy Services	2019-2023

Kathryn A. Collins (a)	62	Senior Vice President and Chief Human Resources Officer of Entergy Corporation	2020-Present

Kimberly Cook-Nelson (a)	53	Executive Vice President and Chief Operating Officer of Entergy Corporation	2025-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy	2025-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2022-2025
		Director of System Energy	2022-2025
		Chief Operating Officer, Nuclear Operations, Entergy Services	2021-2022
		Vice President, System Planning of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2019-2021

John C. Dinelli (a)	56	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2025-Present
		Director of System Energy	2025-Present
		Chief Operating Officer, Nuclear Operations of Entergy Services	2022-2025
		Vice President, Independent Oversight, Nuclear Operations of Entergy Services	2022
		Vice President, Site of Entergy Operations, Inc.	2017-2022

Daniel T. Falstad (a)	65	Senior Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Entergy	2025-Present
		Vice President, Deputy General Counsel and Secretary of Entergy Services	2016-2025

Name	Age	Position	Period
John O. Hudson, III	55	Chief External Affairs Officer of Entergy Corporation	2024-Present
		Senior Vice President, Federal Policy, Regulatory and Government Affairs of Entergy Services	2022-2024
		President, Entergy Charitable Foundation	2022-Present
		President and Chief Executive Officer, Nicor Gas	2020-2022

Anastasia Minor	56	Chief Transformation Officer of Entergy Services	2023-Present
		Senior Vice President, Strategy and Financial Planning of Entergy Services	2022-2023
		Vice President, Finance Business Partners of Entergy Services	2017-2022

Reginald T. Jackson (a)	59	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2022-Present
		Vice President, Internal Audit and General Auditor of Entergy Services	2020-2022

(a)In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title are provided as of December 31, 2025.

PART II

Item 5.  Market for Registrants’ Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock Exchange LLC and the NYSE Texas, Inc. under the ticker symbol ETR. As of January 31, 2026, there were 17,784 stockholders of record of Entergy Corporation. See “Dividends and Stock Repurchases” in the “Capital Expenditure Plans and Other Uses of Capital” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 7 to the financial statements for details of Entergy Corporation’s payment of dividends.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2025 - 10/31/2025	—	$—	—	$350,052,918
11/01/2025 - 11/30/2025	—	$—	—	$350,052,918
12/01/2025 - 12/31/2025	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2025, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2025.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2025, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Corporation and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2026

Item 9B. Other Information

U.S. Securities and Exchange Commission Investigation

The Staff of the Division of Enforcement of the U.S. Securities and Exchange Commission conducted an investigation regarding Entergy’s processes and controls relating to its accounting for materials and supplies inventory. In December 2024, Entergy reached a settlement with the SEC to resolve the previously disclosed SEC investigation into Entergy’s internal controls and books and records concerning potential surplus materials and supplies inventory. Under the settlement terms, in which Entergy neither admitted nor denied the SEC’s allegations, Entergy consented to the entry of an injunction, paid a $12 million civil penalty, which was accrued in 2024 and paid in January 2025, and agreed to engage a consultant to conduct an assessment and make recommendations concerning Entergy’s internal controls related to the accounting for surplus materials and supplies. In September 2025 the independent consultant completed its assessment and submitted a report to Entergy and the SEC. Entergy has implemented the independent consultant’s recommendations and the independent consultant will conduct a follow-up audit in December 2026.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, the following directors or officers of Entergy or the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, relating to shares of Entergy Corporation common stock:

Name and Title	Action	Date of Action	Type of Trading Arrangement (a)	Aggregate Number of Shares to be Purchased or Sold	Expiration Date (b)
Andrew S. Marsh, Chair of the Board and Chief Executive Officer of Entergy	Adopted	12/1/2025	Rule 10b5-1 trading arrangement	Up to 88,000 shares to be sold	1/26/2027

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

Other than those disclosed above, no director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Proposal 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 8, 2026 (the “2026 Entergy Proxy Statement”), and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
Entergy Arkansas, LLC
Directors
Laura R. Landreaux	52	President and Chief Executive Officer of Entergy Arkansas	2018-Present
		Director of Entergy Arkansas	2018-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
John C. Dinelli		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Daniel T. Falstad		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Laura R. Landreaux		See information under the Entergy Arkansas Directors Section above.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	63	President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Director of Entergy Louisiana	2013-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
John C. Dinelli		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Daniel T. Falstad		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Phillip R. May, Jr.		See information under the Entergy Louisiana Directors Section above.

ENTERGY MISSISSIPPI, LLC
Directors
Haley R. Fisackerly	60	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Daniel T. Falstad		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Haley R. Fisackerly		See information under the Entergy Mississippi Directors Section above.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY NEW ORLEANS, LLC
Directors
Deanna D. Rodriguez	61	President and Chief Executive Officer of Entergy New Orleans	2021-Present
		Director of Entergy New Orleans	2021-Present
		Vice President, Regulatory and Public Affairs of Entergy Texas	2014-2021

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Daniel T. Falstad		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Deanna D. Rodriguez		See information under the Entergy New Orleans Directors Section above.

ENTERGY TEXAS, INC.
Directors
Eliecer Viamontes	43	President and Chief Executive Officer of Entergy Texas	2021-Present
		Director of Entergy Texas	2021-Present
		Vice President, Utility Distribution Operations of Entergy Services	2020-2021

Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly Cook-Nelson		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Daniel T. Falstad		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Reginald T. Jackson		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Eliecer Viamontes		See information under the Entergy Texas Directors Section above.

The directors and officers of Entergy Texas are elected annually to serve by the unanimous consent of its sole common stockholder. The directors and officers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are elected annually to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected annually at a meeting of its Board of Directors, which immediately follows the annual meeting of shareholders. The age of each officer and director for whom information is presented above is as of December 31, 2025.

Directors, Director Nomination Process and Audit Committee

The information required under Item 10 concerning directors and nominees for election as directors of Entergy Corporation at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3) of Regulation S-K), the audit committee (Item 407(d)(4) and (d)(5) of Regulation S-K), and the compliance with the reporting requirements of Section 16 (“Section 16”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Item 405 of Regulation S-K) is incorporated herein by reference to information to be contained in the 2026 Entergy Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning compensation earned by the directors and officers of Entergy Corporation is set forth in the 2026 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 8, 2026, under the headings “Compensation Discussion and Analysis,” “Annual Compensation Programs Risk Assessment,” “Compensation Tables,” “Pay Ratio Disclosure,” and “2025 Non-Employee Director Compensation,” all of which information is incorporated herein by reference. In this section, Entergy Corporation is also referred to as “Entergy” or the “Company.”

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the executive compensation policies, programs, philosophy, and decisions regarding the Named Executive Officers (“NEOs”) for 2025. It also explains how and why the Talent and Compensation Committee of Entergy Corporation’s Board of Directors arrived at the compensation decisions involving the NEOs in 2025, who were:

Name(1)	Title
Marcus V. Brown	Executive Legal Advisor to the Chief Executive Officer
Kimberly Cook-Nelson	Executive Vice President and Chief Operating Officer
Haley R. Fisackerly	President and Chief Executive Officer, Entergy Mississippi
Kimberly A. Fontan	Executive Vice President and Chief Financial Officer, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Laura R. Landreaux	President and Chief Executive Officer, Entergy Arkansas
Andrew S. Marsh	Chair of the Board and Chief Executive Officer
Phillip R. May, Jr.	President and Chief Executive Officer, Entergy Louisiana
Deanna D. Rodriguez	President and Chief Executive Officer, Entergy New Orleans
Eliecer Viamontes	President and Chief Executive Officer, Entergy Texas

(1)Mr. Marsh and Mses. Cook-Nelson and Fontan hold the positions referenced above as executive officers of Entergy Corporation. Mr. Brown served as our Executive Vice President and General Counsel until December 1, 2025, on which date he transitioned to his current executive role in connection with a planned leadership transition and his planned retirement from the Company. Ms. Cook-Nelson served as our Executive Vice President and Chief Nuclear Officer until May 1, 2025, on which date she was promoted to her current role. No additional compensation was paid in 2025 to any of these officers for their service as NEOs of the Utility operating companies.

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
•Attract and retain a highly experienced, engaged, qualified, and successful management team.
•Create sustainable value for the benefit of all of Entergy Corporation’s stakeholders, including its customers, employees, communities, and owners.
•Align the interests of Entergy Corporation’s executive officers with the Company’s long-term business strategy by tying equity-based awards to performance metrics designed to focus Entergy Corporation’s executives on driving continuous improvement in operational and financial results to the benefit of all stakeholders, including Entergy Corporation’s customers, employees, communities, and owners.

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
Annual and Long-Term Incentive Measures Drive Desired Employee Behaviors
Performance measures for the annual and long-term incentive programs are designed to incentivize employee behaviors that serve the Company’s key stakeholders. Executive compensation is weighted toward long-term incentive (“LTI”) compensation.

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

Rigorous Goals
The Company sets financial goals based on externally disclosed annual and multi-year guidance and outlooks and non-financial goals based on a rigorous internal review. The Company uses a balance of absolute and relative performance measures in its incentive programs.

Practice	Description
Clawback Policies Beyond Dodd-Frank Requirements
Entergy’s officers (as defined under Section 16 of the Exchange Act), including the NEOs, are subject to a recoupment policy that complies with and, in certain respects, goes beyond, the requirements of the SEC rules and NYSE Listing Standards for the recovery of any erroneously awarded performance-based incentive compensation. Additionally, all executive officers of Entergy and its subsidiaries, including the NEOs, are subject to a discretionary recoupment policy that allows for recovery of incentive compensation, including time-based awards, from an officer who engages in certain detrimental conduct. See “Policy for Recoupment of Compensation (Clawback Provisions)” for additional information about these policies.

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
Annual Say-on-Pay
The Company values the input of its shareholders on the executive compensation programs and holds annual say-on-pay votes. The Talent and Compensation Committee carefully considers the results of the Company’s annual say-on-pay vote, on an advisory, non-binding basis, as part of its ongoing evaluation of the Company’s executive compensation decisions.

Annual Compensation Risk Assessment	A risk assessment of the compensation programs is performed on an annual basis to ensure that the programs and policies do not incentivize unnecessary or excessive risk-taking behavior.

What Entergy Corporation Pays and Why

How Entergy Corporation Makes Compensation Decisions

Role of the Talent and Compensation Committee

The Talent and Compensation Committee, which is composed solely of independent directors, determines the compensation for each member of the OCE and oversees the design and administration of Entergy’s executive compensation programs. Each year, the Talent and Compensation Committee reviews and considers a comprehensive assessment and analysis of the executive compensation programs, including the elements of each OCE member’s compensation, with input from the committee’s independent compensation consultant. When establishing the compensation programs for the NEOs, the Talent and Compensation Committee also considers input and recommendations from management, including Entergy’s Chief Executive Officer and Entergy’s Chief

Human Resources Officer, who attend the Talent and Compensation Committee meetings when requested by the committee. The Talent and Compensation Committee regularly conducts executive sessions without management present.

Role of the Independent Compensation Consultant

In 2025, the Talent and Compensation Committee continued to retain Pay Governance, LLC (“Pay Governance”) as its independent compensation consultant. Pay Governance attends all Talent and Compensation Committee meetings and provides advice, including through reviewing and commenting on market compensation data used as an input in establishing the compensation of the executive officers and Entergy Corporation’s directors, the terms and performance goals applicable to incentive program awards, the process for certifying achievement of the incentive goals, and analysis with respect to specific projects and information regarding trends and competitive practices. Pay Governance also meets with the Talent and Compensation Committee members without management present. The committee annually conducts an independence assessment of its advisors including the compensation consultant, consistent with applicable NYSE listing standards and SEC rules.

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

The Talent and Compensation Committee uses this survey data to develop compensation opportunities that are designed to deliver total direct compensation within a targeted range of approximately the 50th percentile of the surveyed companies in the aggregate. In general, compensation levels for executive officers who are new to a position tend to be closer to the 25th percentile of surveyed companies, while seasoned executive officers whose experience and skill set are viewed as critical to retain may be positioned at or above the market median within surveyed companies.

Compensation Peer Group

Although the survey data described above is the primary data used in benchmarking compensation, the Talent and Compensation Committee used compensation information from the companies included in the Philadelphia Utility Index to evaluate the overall reasonableness of the Company’s executive compensation programs and to determine relative total shareholder return (“Relative TSR”) performance levels for the 2025–2027 PUP. The Talent and Compensation Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining Relative TSR performance levels because the companies included in this index, in the aggregate, are viewed as comparable to the Company in terms of business and scale.

The Talent and Compensation Committee approved the 2025 compensation model and framework based on compensation information from the companies included in the Philadelphia Utility Index as of October 31, 2024, which were (in addition to Entergy):

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

2025 Compensation Structure and Incentive Metrics

In 2025, the executive compensation programs consisted of base salary and annual and long-term incentives as outlined in the table below:

Compensation Element	Form	Objective	Metrics/Performance Period
Base Salary	Cash	Provides a base level of competitive cash compensation for executive talent.	Adjustments consider individual performance
Annual Incentive Program Awards	Cash
Motivates and rewards executives for performance on key strategic measures during the year; incentivizes behaviors that serve the Company’s four stakeholders - customers, employees, communities, and owners.
•ETR Adjusted EPS
•Adjusted FFO/Debt Ratio
•Safety
•Customer net promoter score (“NPS”)
•Talent, Culture and Commerce
Measured over a one-year performance period
2025–2027 PUP Awards (60% of total LTI)	Equity
Provides market competitive compensation designed to retain skills and knowledge while increasing our executives’ ownership in the Company to further enhance their focus on driving continuous improvement in operational results to the benefit of all stakeholders. Designed to focus our executives on driving customer-centric utility growth, building long-term shareholder value, making progress toward quantitative environmental goals aligning with desired customer outcomes for clean energy, reliable operations, and reduced storm restoration costs and delivering positive outcomes for customers from capital investments relating to both the energy transition and environmental risks.

•Relative TSR
•Environmental Stewardship, consisting of a resilience measure and a non-greenhouse gas generation achievement measure
Measured over a three-year performance period

Compensation Element	Form	Objective	Metrics/Performance Period
Stock Options (20% of total LTI)	Equity	Enhances management’s focus on driving continuous improvement in operational results to the benefit of all stakeholders. Designed to align interests of management with long-term shareholder value as demonstrated by increases in our share price, provide market competitive compensation, retain talent, and increase management’s ownership in the Company.	Share price appreciation with three-year pro rata vesting
Restricted Stock (20% of total LTI)	Equity
Enhances management’s focus on driving continuous improvement in customer-centric operational results to the benefit of all stakeholders. Designed to provide market competitive compensation, retain talent, and increase management’s ownership in the Company.
Service-based with three-year pro rata vesting

2025 Compensation Decisions

Base Salary

The salary for each NEO is based on the outcome of an annual merit review, results of the annual market assessment of NEO compensation as provided by Pay Governance, the need to retain an experienced team, job promotion, individual performance, scope of responsibility, leadership skills, and behaviors, current compensation, and internal equity. The Talent and Compensation Committee considers changes in the base salaries of the NEOs at least annually and in connection with promotions, and in 2025, all of the NEOs received annual merit increases in their base salaries ranging from approximately 3.5% to 11%, which were effective April 1, 2025, and were based on the factors above. In addition, in May 2025, the base salary for Ms. Cook-Nelson was further increased as a result of her promotion from Executive Vice President and Chief Nuclear Officer to her current position of Executive Vice President and Chief Operating Officer, considering market data as well as the compensation received by the predecessor in her role. Additionally, the base salaries of each of Messrs. May and Viamontes and Ms. Landreaux were further increased effective August 3, 2025 in recognition of their performance in their positions over the past year and certain additional responsibilities and work assumed by each of them.

The following table sets forth the 2024 and 2025 annual base salaries for each of the NEOs, after adjusting for the annual merit increases and subsequent increases discussed above, as applicable:

Named Executive Officer	2024 Base Salary	2025 Base Salary
Marcus V. Brown	$791,754	$819,465
Kimberly Cook-Nelson(1)	$660,000	$745,000
Haley R. Fisackerly	$458,019	$474,050
Kimberly A. Fontan	$706,250	$748,625
Laura R. Landreaux(1)	$430,983	$470,000
Andrew S. Marsh	$1,250,000	$1,300,000
Phillip R. May, Jr.(1)	$472,863	$535,000
Deanna D. Rodriguez	$375,924	$389,081
Eliecer Viamontes(1)	$418,077	$465,000

(1)    Following the annual merit increases and prior to their subsequent base salary increases in August 2025, the base salaries of Messrs. May and Viamontes and Ms. Landreaux were $494,142, $434,800, and $454,687, respectively. Following the annual merit increase and prior to her subsequent salary increase relating to her promotion to her current position in May 2025, the base salary of Ms. Cook-Nelson was $732,600.

Annual Incentive Compensation

The NEOs are eligible for annual incentive awards pursuant to the executive annual incentive program established under our 2019 Omnibus Incentive Plan (“2019 OIP”). The maximum funding available for the program is determined by a payout factor referred to as the Entergy Achievement Multiplier (“EAM”). Each year, after a review of the Company’s strategic plan, the Talent and Compensation Committee engages in a rigorous process to determine the performance measures and the minimum, target, and maximum performance goals for each measure that will be used to determine the EAM. The Talent and Compensation Committee also annually establishes target opportunities, as a percentage of base salary, for each member of the OCE, which includes all of the NEOs. The target opportunities for Mr. Marsh and Ms. Fontan were increased as compared to 2024 from 130% to 135% and from 85% to 90%, respectively, to align more closely with the market median due to their increased tenure in their roles and performance in their roles since their promotions to those roles in 2022. The target opportunity for Ms. Cook-Nelson was also increased from 75% to 80% as a result of her promotion to her current position, effective May 1, 2025. The 2025 target award opportunities for Messrs. Fisackerly, May, and Viamontes and Mses. Landreaux and Rodriguez, were increased by 5% as a result of their performance in their roles in 2024 and due to the increased responsibilities each of them assumed upon becoming members of the OCE in November 2024. The target opportunity for Mr. Brown remained at the same level as was established for 2024.

Each January, after the end of the fiscal year, the Finance and Talent and Compensation Committees jointly review the Company’s results, and the Talent and Compensation Committee determines the EAM based on the payout factor against the target for each performance measure goal. The Talent and Compensation Committee retains discretion to modify the EAM based on its assessment of the degree of management’s success in achieving the Company’s strategic objectives during the year, taking into account the business and operating environment.

Individual executive officer annual incentive awards are determined based on the Talent and Compensation Committee’s consideration of not only each executive officer’s role in executing the Company’s strategies and delivering the financial and operational performance achieved, but also the individual’s accountability for any challenges and achievements the Company experienced during the year.

2025 Annual Incentive Program Performance Measures and Methodology

The measures that the Talent and Compensation Committee approved to determine the EAM for 2025 were: ETR Adjusted EPS; Adjusted FFO/Debt Ratio; Safety; Customer NPS; and Talent, Culture, and Commerce, with ETR Adjusted EPS being the most heavily weighted at 60% and the remaining measures each weighted at 10%. The performance measures for the 2025 annual incentive program awards were determined by the Talent and Compensation Committee in December 2024, with the Talent, Culture, and Commerce measure and goals being finalized by the committee at its March 2025 meeting.

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

Quantitative Performance Measures

All the performance measures used to determine the EAM except for the Talent, Culture and Commerce performance measure are purely quantitative measures. Following are summary descriptions of each of the quantitative performance measures, including the rationale for their selection and targets set for 2025:

Measure	Rationale	Goal
ETR Adjusted EPS
Non-GAAP measure, which is the earnings measure by which Entergy provides external guidance, adjusted to eliminate the effects of: (i) major storms, including the adjustment to total debt for pending securitizations; (ii) resolutions during the year of certain unresolved regulatory litigation matters; (iii) income tax law changes; and (iv) any adjustments to contributions to qualified and non-qualified pension investments or trusts related to post-retirement benefits that are elective and above or below plan assumptions (collectively, the “Pre-Determined Exclusions”)

•Based on an objective financial measure that we and our investors consider to be important in evaluating our financial performance
•Based on the same measure we use for internal and external financial reporting
•Provides both discipline and transparency

•Target performance was set above prior year actual performance and was set to equal management’s expectation for the Company’s Adjusted EPS as reflected in its financial plan, or $3.85 per share
•Minimum performance (also set above prior year actual performance): $3.75 per share
•Maximum performance: $3.95 per share

Adjusted FFO/Debt Ratio
Non-GAAP measure, which is the ratio of: (i) adjusted funds from operations calculated as consolidated operating cash flow adjusted for allowance for funds used during construction, working capital, 50% of interest on hybrid debt instruments, securitization regulatory charges, and the Pre-Determined Exclusions to (ii) total consolidated debt, excluding current and pending securitization debt and 50% of principal of hybrid debt instruments, in each case calculated to reflect rating agency treatment of interest and principal on Entergy’s junior subordinated debentures

•Helps emphasize the importance of managing capital and operations and maintenance (“O&M”) spending, which directly impacts this metric
•Key measure evaluated by credit rating agencies
•Management of cash flows enables Entergy to strengthen its balance sheet, which reduces borrowing costs and supports affordability for customers

•Target performance was set to equal 14.6%, which was believed to be a reasonable stretch goal because it exceeded the projected Adjusted FFO/Debt Ratio forecast as reflected in Entergy's financial plan
•Minimum performance: 14.1%
•Maximum performance: 15.1%

Measure	Rationale	Goal
Safety
Quantitative measure based on Entergy's serious injury and fatality (“SIF”) count as defined by the Edison Electric Institute (“EEI”), Entergy’s Total Recordable Incident Rate (“TRIR”), Entergy's priority pole replacement and Entergy's vegetation trimming backlog, with the results of the SIF and TRIR sub-metrics each being weighted at 1/3 and the results of the remaining two sub-metrics each being weighted at 1/6
•SIF count is the number of Entergy employee and contractor serious injuries and fatalities over a one-year period, with employee and contractor targets and results are combined to arrive at reported results and one fatality automatically setting the sub-metric result to zero
•TRIR is based on Occupational Safety and Health Administration reporting guidelines and measures the number of work-related injuries and illnesses per 100 full-time employees over a one-year period
•Priority Pole Replacement is based on the number of high priority (“P1”) poles remaining in backlog for longer than six months at the end of the performance period
•Vegetation Trimming Backlog is based on the reduction of overdue vegetation miles in backlog over the performance period

•The SIF and TRIR goals support Entergy’s goal of maintaining a safe and incident-free workplace for all of our employees and contractors
•TRIR is a target that can be impacted by everyone since not all employees are exposed to high energies that could lead to SIF events
•Improvements in TRIR are associated with improvements in enterprise safety culture, which should contribute to a reduction in SIF events
•The priority pole replacement and the vegetation trimming backlog sub-metrics were incorporated in 2025 because they directly impact public safety and system reliability, consistent with Entergy’s commitment to reducing risks and improving system performance

SIF count
•Target performance was set at 2 SIFs, which equates to top quartile performance among electric utilities for 2025, as reported by the EEI
•No payout if any fatalities
TRIR
•Target performance was set at 0.38, which represents an improvement from the 2024 result of 0.41 and equates to 2/3 of the distance between 2024 performance and top decile in EEI benchmarking
Priority Pole Replacement
•Target performance was set to equal a monthly average of less than 10 high priority replacement poles in backlog
Vegetation Trimming Backlog
•Target performance was set to equal a 5% reduction of vegetation trimming backlog

Measure	Rationale	Goal
Customer NPS
Quantitative measure based on a benchmark blind survey process for residential and business customers and a custom survey for large commercial and industrial (“C&I”) customers, with the final result determined based on a composite of relative quartile ranking for residential and business customers and a numerical score for large C&I customers, equally weighted
•The blind survey of residential and business customers asks how likely they are to recommend Entergy, on a scale of 0 to 10
•The NPS is the percentage of promoters (scores 9-10) less the percentage of detractors (scores of 6 or less)
•A custom survey is used to determine large C&I NPS because a satisfactory benchmark survey is not available

•Incentivizes actions that drive positive customer outcomes (as measured through customer feedback), including impacts on reliability improvements, responsiveness, price/ affordability and brand/ reputation
•Signals overall health and loyalty of our customer relationships

Residential and Business NPS
•Target performance goals are designed to set a trajectory towards long-term, first quartile customer NPS among industry peers based on achievable near-term outcomes
•For Residential NPS, target performance was set at a rank equating to the top of the second quartile
•For Business NPS, target performance was set at a rank equating to first quartile
Large C&I NPS
•Target performance was set at a one point improvement from the 2024 rank

Qualitative Performance Measure: Talent, Culture, and Commerce

The Talent, Culture, and Commerce measure is an overall qualitative assessment of talent, culture, and commerce outcomes determined by a combination of qualitative assessments and quantitative key performance indicators. Qualitative assessments include succession planning; leadership training; employee development; inclusion and organizational health programs; and programs on economic development and supply chain outreach. Quantitative key performance indicators are compared to external benchmarks and include voluntary regrettable turnover (i.e., voluntary termination of employees whose most recent performance rating is exceptional or exceeds); inclusive climate survey results; and local supplier managed spend.

The Talent, Culture, and Commerce measure was used in the annual incentive program because:

•It reinforces Entergy’s commitment to offer a work environment that is welcoming to all and which allows us to attract and retain superb talent supporting the execution of Entergy’s strategy.

•It rewards progress toward developing and retaining a workforce with a variety of backgrounds, experiences and perspectives and maintaining our commitment to hiring and retaining the most qualified employees.

•It drives an engaged workforce, customer-centric service and solutions, enhancement of owner value, and community partnerships.

•It supports Entergy’s efforts to incorporate local suppliers, which benefits the communities we serve and helps us build a stronger, healthier, and more resilient supply chain.

2025 Annual Incentive Program Target Performance Goal Considerations

In determining the targets for 2025, the Talent and Compensation Committee reviewed anticipated drivers and risks to the Company’s expectations for ETR Adjusted EPS and Adjusted FFO/Debt Ratio for 2025 as set forth in the Company’s financial plan, as well as factors driving the strong financial performance achieved in 2024. The Talent and Compensation Committee noted that the proposed targets for ETR Adjusted EPS reflected year-to-year growth in the core earnings measure underlying the annual incentive program target consistent with Entergy’s stated objective at the beginning of the year of steady, predictable growth in ETR Adjusted EPS at a compound annual rate greater than 8% estimated through 2028. The Talent and Compensation Committee also considered the potential impact of a wide range of identified risks and opportunities and confirmed that the annual incentive program targets for each of the performance measures reflected a reasonable balancing of such risks and opportunities and an appropriate degree of challenge. The goals were designed to be achievable, but also to require the strong coordinated performance of the management team.

2025 Annual Incentive Program Performance Assessment

In January 2026, the Finance and Talent and Compensation Committees jointly reviewed the Company’s financial and operational results and assessed management’s performance against the performance measures and goals described above in order to determine the EAM. The following table summarizes the annual incentive program performance goals and results for 2025:

Performance Measure	Performance Goals and Results
	Weighting	Minimum	Target	Maximum	2025 Results	Payout Factor
ETR Adjusted EPS ($)(1)	60%	3.75	3.85	3.95	3.91	156%
Adjusted FFO/Debt Ratio(2)	10%	14.1%	14.6%	15.1%	15.2%	200%
Safety(3)	10%	SIF: 4 TRIR: 0.45 P1 Poles: <20 Veg. Miles: 3% (605)	SIF: 2 TRIR: 0.38 P1 Poles: <10 Veg. Miles: 5% (1,008)	SIF: 1 TRIR: 0.35 P1 Poles: 0 + 1,200 P2 poles replaced Veg. Miles: 7% (1,411)	SIF: 12 TRIR: 0.46 P1 Poles: 3 Veg. Miles: 1,630	50%
Customer NPS(4)	10%	Residential: 48 (2nd quartile) Business: 37 (2nd quartile) Large C&I: 49	Residential: 25 (top of 2nd quartile) Business: 19 (1st quartile) Large C&I: 50	Residential: 24 (1st quartile) Business: 15 (midway to top decile) Large C&I: 51	Residential: 20 (1st quartile) Business: 14 (1st quartile) Large C&I: 55	200%
Talent, Culture, & Commerce	10%	Qualitative assessment				104%
EAM(5)	100%					149%

(1)ETR Adjusted EPS is a non-GAAP measure. See "What Entergy Corporation Pays and Why—2025 Compensation Decisions—2025 Annual Incentive Program Performance Measures and Methodology " for information regarding this non-GAAP financial measure.
(2)The Adjusted FFO/Debt Ratio, a non-GAAP measure, is the ratio of: (i) adjusted funds from operations calculated as consolidated operating cash flow adjusted for allowance for funds used during construction, working capital (including deferred fuel), securitization regulatory charges, 50% of interest on hybrid debt instruments and the Pre-Determined Exclusions to (ii) total consolidated debt, excluding current and pending securitization debt and 50% of principal of hybrid debt instruments, in each case calculated to reflect rating agency treatment of interest and principal on Entergy’s junior subordinated debentures.
(3)For 2025, the Safety measure calculation was based on four sub-metrics: Entergy’s SIF count as defined by the EEI; Entergy’s TRIR; Entergy’s priority pole replacement; and Entergy’s vegetation trimming backlog, with results of the SIF and TRIR sub-metrics being weighted at 1/3 each and the results of the remaining two sub-metrics being weighted at 1/6 each. The committees assessed management’s performance at below minimum (0%) on each of the SIF and TRIR sub-metrics, 100% of target on the priority replacement pole sub-metric, and 200% of target on the vegetation trimming backlog sub-metric, resulting in an overall payout factor of 50% for the Safety measure.
(4)For 2025, the Customer NPS measure was calculated based on equally weighted categories of residential, business and large C&I customer NPS scores.
(5)Reflects the EAM as a percentage of target and as calculated in accordance with the annual incentive program.

In assessing the Talent, Culture, and Commerce measure, the committees performed a qualitative assessment of management’s performance in the areas of talent, culture and commerce, informed by certain key performance indicators and quantitative measures described above. In evaluating talent-related outcomes, which were collectively weighted at 40% of the Talent, Culture, and Commerce measure, the committees assessed management's performance at 153% of target on voluntary turnover of highly rated employees and 100% of target on succession planning, leadership training, and employee development initiatives. In evaluating culture-related outcomes, which were collectively weighted at 40% of the Talent, Culture, and Commerce measure, the committees assessed management's performance at 25% of target on the Company’s inclusive climate score and 100% of target on inclusion and organizational health initiatives. In evaluating commerce-related outcomes, which were collectively weighted at 20% of the Talent, Culture, and Commerce measure, the committees assessed management's performance at 155% of target on local supplier managed spend and 125% of target on economic development and supply chain outreach initiatives. This resulted in an assessment of 104% of target overall for the Talent, Culture, and Commerce performance measure.
To determine the individual NEO annual incentive program awards, the Talent and Compensation Committee considered individual performance in executing on the Company’s strategies, including its large customer growth strategy, and delivering the strong financial performance and operational successes achieved in 2025, as well as the executive’s success in achieving individual goals within the executive’s scope of responsibilities. With these considerations in mind, the Talent and Compensation Committee approved the following annual incentive payouts to each of the NEOs, ranging from 149% to 155% of target.

Named Executive Officer	Year-End Base Salary	Target as Percentage of Year-End Base Salary	2025 Target Award(1)	Payout as Percentage of Target(1)	2025 Annual Incentive Award
Marcus V. Brown	$819,465	80%	$655,572	149%	$976,802
Kimberly Cook-Nelson	$745,000	80%	$596,000	149%	$864,920
Haley R. Fisackerly	$474,050	60%	$284,430	155%	$440,867
Kimberly A. Fontan	$748,625	90%	$673,763	155%	$1,044,333
Laura R. Landreaux	$470,000	60%	$282,000	149%	$420,180
Andrew S. Marsh	$1,300,000	135%	$1,755,000	149%	$2,614,950
Phillip R. May, Jr.	$535,000	65%	$347,750	155%	$539,013
Deanna D. Rodriguez	$389,081	55%	$213,995	149%	$318,853
Eliecer Viamontes	$465,000	60%	$279,000	155%	$432,450

(1)    Based on performance against the performance measures, the NEOs could earn a payout ranging from 0%-200% of their target opportunity. For Ms. Cook-Nelson, the payout is stated as a percentage of the officer’s pro-rated incentive target, which was determined based on the period of time served in each of the positions held by such officer during the year and the base salary and target percentage for each such position.

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

For each NEO, a target dollar value is established to determine that NEO’s long-term incentive awards. The long-term incentive award target value for each NEO is determined based on utility industry and general industry market median compensation data for the officer’s role, as applicable, adjusted to reflect internal equity and individual performance, including each NEO’s degree of success in achieving various strategic, operational, and regulatory objectives and in overcoming certain challenges that arose in the business during the course of the year.

2025 Long-Term Compensation Incentive Compensation Mix

In February 2025, the Talent and Compensation Committee approved the 2025 long-term incentive award target values for each NEO. This value for each NEO was then converted into the number of performance units, stock options, and shares of restricted stock granted to each NEO based on an allocation of 60% performance units, 20% stock options, and 20% restricted stock.

NEO	Long-Term Incentive Target Grant Date Value(1) (As of February 6, 2025)	2025-2027 Target Performance Units	Stock Options	Shares of Restricted Stock
Marcus V. Brown[3]	$1,647,871	9,252	18,111	3,948
Kimberly Cook-Nelson	$1,373,974	7,714	15,101	3,292
Haley R. Fisackerly	$483,511	2,715	5,314	1,158
Kimberly A. Fontan	$1,908,215	10,714	20,974	4,571
Laura R. Landreaux	$463,137	2,600	5,090	1,110
Andrew S. Marsh[2]	$8,599,377	48,282	94,520	20,600
Phillip R. May, Jr.	$596,470	3,349	6,555	1,429
Deanna D. Rodriguez	$326,811	1,835	3,591	783
Eliecer Viamontes	$406,112	2,280	4,464	973

(1)    Due to fluctuations in stock price, grant date value may differ from the value on the date the long-term incentive award target dollar values are established for each NEO.
(2)    The target value of Mr. Marsh’s long-term incentive award granted in February 2025 was increased from the grant he received in 2024 to better align his total compensation with market level compensation and recognize his and Entergy’s strong performance.
(3)    The target value of Mr. Brown’s long-term incentive award granted in February 2025 was increased from the grant he received in 2024 to maintain his positioning with market.

All the performance units, shares of restricted stock and stock options granted to the NEOs in 2025 were granted pursuant to the 2019 OIP. The 2019 OIP requires a “double trigger,” meaning both a change in control of Entergy and an involuntary job loss without cause or a resignation by the NEO for good reason within 24 months following the change in control, for accelerated vesting of these awards upon a change in control.

Performance Units

The NEOs are issued performance unit awards under the PUP with payout opportunities established by the Talent and Compensation Committee at the beginning of each three-year performance period. The PUP specifies minimum, target, and maximum performance goals, the achievement of which determines the number of performance units that may be earned by each participant.

2025–2027 PUP Performance Measures and Goals

For the 2025–2027 PUP, the Talent and Compensation Committee chose to use the same two performance measures used in the 2024-2026 PUP to determine PUP payouts: Relative TSR and Environmental Stewardship.

Relative TSR
The Talent and Compensation Committee continued to use Relative TSR as a PUP performance measure because it reflects Entergy’s creation of shareholder value relative to other electric utilities included in the Philadelphia Utility Index over the performance period. By measuring performance in relation to an industry benchmark, this measure is intended to isolate, and reward management for, the creation of shareholder value that is not driven by events that affect the industry as a whole.
The Talent and Compensation Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining Relative TSR because the companies included in this index, in the aggregate, are viewed as comparable to Entergy in terms of business and scale.
Minimum, target, and maximum performance goals are determined by reference to the ranking of Entergy’s total shareholder return (“TSR”) in relation to the TSR of the companies in the Philadelphia Utility Index.
Environmental Stewardship
The Talent and Compensation Committee continued to use the Environmental Stewardship measure, which was first introduced into the PUP for the 2024–2026 performance period, because:
•It measures progress towards quantitative goals that align with desired customer and owner outcomes for clean energy, reliable operation, and reduced storm restoration costs.
•It aligns with interests of regulators to see positive outcomes from capital investments in managing both transition and physical risk.
The Environmental Stewardship measure consists of two components designed to capture the key dimensions of Entergy's current efforts to respond to climate change:
•A Climate Resilience component, sub-weighted at 60%, which is focused on reduction in storm restoration costs attributable to completed infrastructure improvement investments.
•A Carbon-Free Generation component, sub-weighted at 40%, which is focused on generation of electricity from carbon emission-free sources as compared to the Company's projection for the 2025–2027 performance period.
A Carbon Capture Modifier applies to the Carbon-Free Generation component in the range of -9% to +9% based on the Talent and Compensation Committee's assessment of achievement (or lack of achievement) of specific carbon capture and storage (“CCS”) objectives, subject to CCS continuing to be a viable, competitive option.

In December 2024, the Talent and Compensation Committee established the following goals for the 2025–2027 PUP performance measures:

Performance Measures(1)	PUP Measure Weight	Goals(2)
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Maximum (200%) - 1st Quartile
Environmental Stewardship	20%
Climate Resilience (60%)(3)
2025: Minimum – 1%; Target – 3%; Maximum – 8%
2026: Minimum – 4%; Target – 9%; Maximum – 14%
2027: Minimum – 6%; Target – 11%; Maximum – 16%

Carbon-Free Generation (40%)(4)
Minimum – 133,200 GWh
Target – 139,000 GWh
Maximum – 144,800 GWh

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
(3)The achievement levels established for the Climate Resilience sub-metric are based on annual restoration cost reduction impacts of projects scheduled to be completed with funding under the financial plan based on a model approved by the Talent and Compensation Committee in December 2024.
(4)The goals for the Carbon-Free Generation sub-metric are based on cumulative GWhs generated over the three year period. The result of the Carbon-Free Generation sub-metric is subject to a carbon capture modifier in the range of -9% to +9% of the Carbon-Free Generation component based on the Talent and Compensation Committee's assessment of progress toward specific CCS objectives, subject to CCS continuing to be a viable, competitive option.

2023–2025 PUP Performance Measures, Goals and Payouts
In December 2022, the Talent and Compensation Committee chose Relative TSR and Adjusted FFO/Debt Ratio as the performance measures for the 2023–2025 PUP, with Relative TSR weighted 80% and Adjusted FFO/Debt Ratio weighted 20%. In January 2023, the Talent and Compensation Committee established the following minimum, target and maximum performance goals for the 2023–2025 PUP performance measures:

Performance Measures(1)	PUP Measure Weight	Goals(2)
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Maximum (200%) - 1st Quartile
Adjusted FFO/Debt Ratio(3)	20%
2023:
Minimum (25%) – 14.0%
Target (100%) – 14.5%
Maximum (200%) – 15.5%
2024:
Minimum (25%) – 14.0%
Target (100%) – 15.0%
Maximum (200%) – 16.0%
2025:
Minimum (25%) – 14.0%
Target (100%) – 15.0%
Maximum (200%) – 16.0%

(Modifier of ±10 basis points for a favorable or unfavorable change in Entergy's corporate credit outlook and ± 20 basis points for an upgrade or downgrade in the corporate credit rating for the Company, with a maximum adjustment of ±20 basis points)

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
(3)The Adjusted FFO/Debt Ratio, a non-GAAP financial measure, is the ratio of: (i) adjusted funds from operations calculated as consolidated operating cash flow adjusted for allowance for funds used during construction, working capital, excluding securitization regulatory charges, and the Pre-Determined Exclusions to (ii) total consolidated debt, excluding current and pending securitization debt, in each case calculated to reflect rating agency treatment of interest and principal on Entergy’s junior subordinated debentures. The Adjusted FFO/Debt Ratio is evaluated on an annual basis against the target set for each year, which, for 2023, was 14.5%, and for both 2024 and 2025, was 15.0%. The annual results are then averaged to determine the Adjusted FFO/Debt Ratio overall result, which is then further adjusted by the modifier described above. The Talent and Compensation Committee decided to calculate the Adjusted FFO/Debt Ratio in a manner consistent with the rating agency treatment of such debt, as updated in early 2024, in order to ensure that management’s incentives remained aligned with the goal of optimizing Entergy's capital structure while maintaining its credit rating.

In January 2026, the Talent and Compensation Committee reviewed Entergy’s Relative TSR and Adjusted FFO/Debt Ratio for the 2023–2025 performance period in order to determine the vesting level of the 2023–2025 PUP. The Talent and Compensation Committee compared Entergy’s TSR against the TSR of the companies that were included in the Philadelphia Utility Index as of the last day of the year preceding the beginning of the three-year performance period, which were (in addition to Entergy):

•AES Corporation	•Edison International
•Ameren Corporation	•Eversource Energy
•American Electric Power Co. Inc.	•Exelon Corporation
•American Water Works Company, Inc.	•FirstEnergy Corporation
•CenterPoint Energy Inc.	•NextEra Energy, Inc.
•Consolidated Edison Inc.	•Pinnacle West Capital Corporation
•Constellation Energy Corporation	•Public Service Enterprise Group, Inc.
•Dominion Energy	•Southern Company
•DTE Energy Company	•WEC Energy Group, Inc.
•Duke Energy Corporation	•Xcel Energy, Inc.

As recommended by the Finance Committee, the Talent and Compensation Committee concluded that Entergy Corporation’s Relative TSR for the 2023– 2025 PUP was in the 1st Quartile, resulting in an achievement level of 200% of target, and that the Adjusted FFO/Debt Ratio was 14.3% for 2023, 15.0% for 2024 and 17.2% for 2025, plus an upward adjustment of 10% due to the Company's improved credit outlook in 2024, resulting in an achievement level of 132% of target. These results yielded an overall payout of 186% of target for the NEOs.

Named Executive Officer	2023 - 2025 Target Performance Units	Number of Shares Issued(1)	Value of Shares Actually Issued(2)	Grant Date Fair Value(3)
Marcus V. Brown	14,690	29,374	$2,810,301	$927,042
Kimberly Cook-Nelson	9,966	19,928	$1,906,566	$628,954
Haley R. Fisackerly	5,432	10,862	$1,039,180	$342,814
Kimberly A. Fontan	13,954	27,903	$2,669,499	$880,595
Laura R. Landreaux	4,516	9,030	$863,943	$285,005
Andrew S. Marsh	61,790	123,558	$11,820,865	$3,899,382
Phillip R. May, Jr.	5,502	11,002	$1,052,571	$347,231
Deanna D. Rodriguez	3,240	6,478	$619,835	$204,476
Eliecer Viamontes	3,988	7,974	$762,933	$251,683

(1)Includes accrued dividend equivalents.
(2)Value determined based on the closing price of Entergy Corporation common stock on January 15, 2026 ($95.67), the date the Talent and Compensation Committee certified the 2023–2025 PUP results.
(3)Represents the aggregate grant date fair value calculated in accordance with applicable accounting rules.
Stock Options and Restricted Stock

The Company grants stock options and shares of restricted stock as part of its long-term incentive award mix because it aligns the interests of the executive officers with long-term shareholder value, provides competitive compensation, and increases the executives’ ownership in Entergy’s common stock. Generally, stock options are granted annually on a pre-established schedule with a maximum term of ten years and vest one-third on each of the first three anniversaries of the date of grant. The exercise price for each option granted in February 2025 was $82.79, which was based on the closing price of Entergy’s common stock on the date of grant. Shares of restricted stock vest one-third on each of the first three anniversaries of the date of grant, are paid dividends which are reinvested in shares of Entergy common stock, and have full voting rights. The dividend reinvestment shares are subject to the same vesting conditions as the underlying shares of restricted stock.
Pre-Determined Exclusions

The Pre-Determined Exclusions for the 2025 annual incentive program EAM and for the 2023–2025 PUP included effects of: (i) major storms, including the adjustment to total debt for pending securitizations; (ii) resolutions during the year of certain unresolved regulatory litigation matters; (iii) income tax law changes; and (iv) any adjustments to contributions to qualified and non-qualified pension investments or trusts related to post-retirement benefits that are elective and above or below plan assumptions. The Pre-Determined Exclusions are calculated using plan assumptions at the time the target is set.
The Talent and Compensation Committee also considered, both at the time it chose ETR Adjusted EPS and the Adjusted FFO/Debt Ratio as the 2025 EAM performance measures and at the time it chose the Adjusted FFO/Debt Ratio as a performance measure in the 2023–2025 PUP, as well as when it was establishing the targets for these measures, the appropriateness of excluding the effect of each of the specific Pre-Determined Exclusions it had identified. It viewed the exclusion of major storms as appropriate because although Entergy includes estimates for minor storm costs in its financial plan, it does not include estimates for a major storm event, such as a hurricane, given management’s inability to control or predict acts of nature. The Talent and Compensation Committee considered the exclusion of the effects of any unanticipated changes in income tax law to be appropriate because of the inability of management to impact those results. It approved the exclusion of elective adjustments to Entergy contributions to pension and post-retirement benefit plan trusts because such elective adjustments are not viewed as reflective of the underlying performance of the business. The Talent and Compensation Committee approved the exclusion for the impact of certain unresolved legacy regulatory litigation primarily because of management’s inability to influence the related outcomes.

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
Cash Balance Equalization Plan (CBEP) - a non-qualified restoration plan for certain highly compensated non-bargaining employees who participate in the Cash Balance Plan.
System Executive Retirement Plan (SERP) - a legacy non-qualified supplemental retirement plan for a select group of individuals who became executive officers before July 1, 2014.

See “2025 Pension Benefits” for additional information regarding the operation of and NEO participation in the plans described above.

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
2025 Perquisites
Corporate aircraft usage, annual mandatory physical exams, relocation benefits and personal security assessments of the executive team’s residences in 2025. The Board believes that providing these assessments was a reasonable and appropriate business expense and an important component of the Company’s overall risk oversight and security program. The NEOs do not receive tax gross ups on any benefits, except for certain relocation benefits.

For additional information regarding perquisites during 2025, see the “All Other Compensation” column in the 2025 Summary Compensation Table.

Deferred Compensation
The NEOs are eligible to defer up to 100% of their base salary and annual incentive awards into the Entergy Corporation sponsored Executive Deferred Compensation Plan. As of December 31, 2025, none of the NEOs have deferred any amounts under this plan.

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

Entergy Corporation provides these benefits to the NEOs as part of its effort to provide a competitive executive compensation program and because it believes that these benefits are important retention and recruitment tools since many of the companies with which it competes for executive talent provide similar arrangements to their senior executive officers. In addition, in the case of benefits such as the annual physical examination and the personal security assessment, Entergy provides such benefits because it believes they are in the interests of Entergy and its shareholders.

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

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan (“Continuity Plan”) under which each of our NEOs is entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated without cause or if the officer resigns for good reason, in each case, in connection with a change in control of the Company. Entergy strives to ensure that the benefits and payment levels under the Continuity Plan are consistent with market practices. Entergy’s executive officers, including the NEOs, are not entitled to any tax gross up payments on any severance benefits received under this plan. For more information regarding our severance arrangements, see “2025 Potential Payments Upon Termination or Change in Control.”

Non-Qualified Pension Plan

Mr. Brown participates in both the SERP and the PEP but is entitled to receive a benefit from only one of the plans upon his retirement. In 2022, the Company entered into an agreement with Mr. Brown and amended the PEP and the SERP. Pursuant to such agreement and amendments, if certain contingencies are met, Mr. Brown (or his surviving spouse) under the SERP when he separates from employment with the Company is fixed and will be determined as if such separation from employment occurred as of November 30, 2022, including the use of final average monthly compensation, service and actuarial assumptions applicable to separations as of such date (the “Qualifying Transition Benefit”). If Mr. Brown separates from service and the contingencies are not met, then Mr. Brown (or his surviving spouse) will receive the lesser of (i) the previously described benefit amount under the SERP or (ii) the benefit that would have been payable to Mr. Brown under the SERP or the PEP, without regard to the above-described amendments to the SERP and PEP.

On November 6, 2025, the Company announced that Mr. Brown will retire from Entergy in the spring of 2026. In connection with Mr. Brown’s anticipated retirement, the Company granted Mr. Brown permission to retire under the SERP in the spring of 2026 prior to attaining age 65, and upon such retirement Mr. Brown will become entitled to the Qualifying Transition Benefit. However, Mr. Brown’s SERP benefit remains subject to forfeiture in the event of a termination for “Cause” and also remains subject to the forfeiture provisions of Sections 6.01(c) and 6.01(d) of the SERP (relating to certain noncompete and confidentiality obligations).

Risk Mitigation and Other Pay Practices

Policy for Recoupment of Compensation (Clawback Provisions)

Under the amended and restated policy regarding the recoupment of certain compensation adopted by each of Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas (the “Clawback Policy”), which exceeds the requirements of the Dodd-Frank Wall Street Reform and Consumer

Protection Act (the “Dodd-Frank Act”), Entergy will seek reimbursement of certain compensation from current or former executive officers subject to Section 16, including all of the NEOs, where:

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

The Clawback Policy applies to incentive compensation, including cash or equity-based bonus or incentive or profit-sharing awards paid in respect of the three-year period prior to the year in which Entergy is required to prepare such restatement or in respect of the three-year period preceding the material miscalculation. The amount required to be reimbursed is equal to the excess of the gross incentive payment actually paid over the gross payment that would have been paid if the original payment had been determined based on the restated financial results or correct calculation. Entergy may enforce all or part of any executive officer’s repayment obligation under the policy by reducing any amounts that may be owed from time-to-time by Entergy or any of its subsidiaries to such individual, whether as wages, severance or vacation pay or in the form of any other benefit or for any other reason. In addition, Entergy will seek to recover any compensation received by its Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under the Sarbanes-Oxley Act of 2002 following a material restatement of our financial statements.

In addition to the above-described Clawback Policy, the Entergy Board adopted an additional discretionary recoupment policy applicable to all officers of Entergy System companies, including the NEOs, that allows recoupment of incentive compensation from an officer who engages in certain detrimental conduct, including (i) commission of a felony or other crime that affects the officer’s ability to perform their duties, (ii) fraud in contravention of the officer’s duties to the enterprise, (iii) unauthorized disclosure of confidential or proprietary information of an Entergy System company or material violation of a material written Entergy System company policy or material agreement between the officer and an Entergy System company in either case that results in, or could have resulted in, termination for Cause as defined in the 2019 OIP or that results in significant financial or operational loss, or significant reputational harm to Entergy; and (iv) other conduct that the officer knew or should have known could result in termination for Cause as defined in the 2019 OIP (regardless whether it does) and that results in significant financial or operational loss or significant reputational harm to Entergy. The discretionary recoupment policy for detrimental conduct applies to all incentive compensation, including time-based awards, and allows for the claw back of compensation received after the detrimental conduct and within the three-year period preceding the detrimental conduct, provided the recoupment efforts are commenced within five years after the detrimental conduct and before a change in control. The additional discretionary recoupment policy applies to detrimental conduct committed on or after January 26, 2024, the effective date of the policy.

Stock Ownership Guidelines and Share Retention Requirements

Entergy Corporation requires its NEOs to own Entergy stock to further align their interests with Entergy’s shareholders’ interests. Stock ownership levels are achieved through ownership of any Entergy shares held by the officer, including shares held in the 401(k) plan, restricted stock, dividends earned on restricted shares during the period of restriction, and restricted stock units. Performance units held under the PUP and stock options, whether vested or unvested, do not count toward achievement of stock ownership levels. Annually, the Talent and Compensation Committee monitors the executive officers’ compliance with these guidelines with all of the NEOs being in compliance with the applicable ownership guidelines at the time of the most recent annual review. The ownership guidelines are as follows:

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

Trading Controls
Entergy and each of the Registrant Subsidiaries have adopted an insider trading policy which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and which governs the purchase, sale, and/or other dispositions of Entergy’s securities, by any directors, officers and employees the Company and its subsidiaries, and by Entergy and the subsidiaries themselves as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the insider trading policy adopted by Entergy and each of the Registrant Subsidiaries is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K.
Executive officers, including the NEOs, are subject to Entergy’s insider trading policy and thus are required to receive permission from Entergy’s General Counsel or his designee prior to entering into any transaction involving Entergy securities, including gifts, other than an exercise of employee stock options that is not funded through a sale in the market. Employees who are subject to trading restrictions, including the NEOs, are generally only permitted to trade during specified open trading windows beginning shortly after the release of earnings. Employees, including the NEOs, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans or any amendment to or termination of an existing plan may be entered into only during an open trading window and must be approved in advance by Entergy’s General Counsel or his designee.

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

Compensation Consultant Independence

Annually, the Talent and Compensation Committee reviews the relationship with its compensation consultant to determine whether any conflicts of interest exist that would prevent the consultant from independently advising the Talent and Compensation Committee. When assessing the independence of Pay Governance, its current compensation consultant, in 2025, the committee considered the following factors, among others:

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

Based on these factors, the Talent and Compensation Committee concluded that Pay Governance is independent in accordance with SEC and NYSE rules and that no conflicts of interest exist that would prevent Pay Governance from independently advising either the Talent and Compensation Committee or the Corporate Governance Committee.

In addition, Pay Governance has agreed that it will not accept any engagement with management without prior approval from the Talent and Compensation Committee, and Entergy Corporation’s Board has adopted a policy that prohibits a compensation consultant from providing other services to it if the aggregate amount for those services would exceed $120,000 in any year. During 2025, Pay Governance did not provide any services to Entergy Corporation other than the services it performed on behalf of the Talent and Compensation and Corporate Governance Committees, and it worked with Entergy Corporation’s management only as directed by those committees.

TALENT AND COMPENSATION COMMITTEE REPORT

The Talent and Compensation Committee Report included in the 2026 Entergy Proxy Statement is incorporated by reference, but will not be deemed to be “filed” in this Annual Report on Form 10-K. None of the Registrant Subsidiaries has a compensation committee or other board committee performing equivalent functions. The board of directors of each of the Registrant Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Registrant Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Registrant Subsidiaries.

EXECUTIVE COMPENSATION TABLES

2025 Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2025, and to the extent required by SEC executive compensation disclosure rules, the fiscal years ended December 31, 2024 and 2023.  For information on the principal positions held by each of the NEOs, see Item 10, “Directors, Executive Officers, and Corporate Governance of the Registrants.”

The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  For additional information regarding the material terms of the awards reported in the following table, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen- sation (6)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings (7)	All Other Compen- sation (8)	Total	Total Without Change in Pension Value (9)
Marcus V. Brown	2025	$811,898	$100,000	$1,332,196	$315,675	$976,802	$784,500	$126,455	$4,447,526	$3,663,026
Executive Legal	2024	$783,555	$—	$1,185,567	$307,642	$924,768	$455,800	$67,092	$3,724,424	$3,268,624
Advisor to the CEO -	2023	$753,419	$—	$1,226,636	$290,192	$950,104	$731,700	$77,328	$4,029,379	$3,297,679
Entergy Corp.

Kimberly Cook-Nelson	2025	$720,749	$—	$1,110,763	$263,210	$864,920	$874,200	$183,900	$4,017,742	$3,143,542
Executive Vice
President and Chief
Operating Officer -
Entergy Corp.

Haley R. Fisackerly	2025	$469,325	$—	$390,888	$92,623	$440,867	$731,300	$74,292	$2,199,295	$1,467,995
CEO - Entergy	2024	$452,266	$—	$377,721	$98,000	$400,537	$319,800	$50,558	$1,698,882	$1,379,082
Mississippi	2023	$431,421	$—	$453,653	$107,294	$325,368	$247,800	$47,415	$1,612,951	$1,365,151

Kimberly A. Fontan	2025	$737,033	$—	$1,542,638	$365,577	$1,044,333	$880,600	$98,647	$4,668,828	$3,788,228
Executive Vice	2024	$684,375	$—	$1,477,716	$383,422	$876,457	$433,100	$34,937	$3,890,007	$3,456,907
President and CFO -	2023	$625,000	$—	$1,165,112	$275,621	$646,875	$409,600	$31,860	$3,154,068	$2,744,468
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans, and
Entergy Texas

Laura R. Landreaux	2025	$453,353	$—	$374,418	$88,719	$420,180	$216,400	$49,564	$1,602,634	$1,386,234
CEO - Entergy	2024	$425,320	$—	$483,864	$125,543	$331,857	$89,900	$23,491	$1,479,975	$1,390,075
Arkansas	2023	$406,405	$—	$377,082	$89,191	$305,428	$175,600	$23,719	$1,377,425	$1,201,825

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen- sation (6)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings (7)	All Other Compen- sation (8)	Total	Total Without Change in Pension Value (9)
Andrew S. Marsh	2025	$1,286,346	$—	$6,951,893	$1,647,484	$2,614,950	$3,972,100	$279,816	$16,752,589	$12,780,489
Chair of the	2024	$1,209,615	$—	$5,709,300	$1,481,523	$2,307,500	$2,043,600	$94,837	$12,846,375	$10,802,775
Board and CEO -	2023	$1,100,000	$—	$5,159,370	$1,220,557	$1,821,600	$982,400	$89,281	$10,373,208	$9,390,808
Entergy Corp.

Phillip R. May, Jr.	2025	$504,046	$—	$482,216	$114,254	$539,013	$642,900	$82,908	$2,365,337	$1,722,437
CEO - Entergy	2024	$467,944	$—	$456,010	$118,322	$451,112	$146,500	$36,357	$1,676,245	$1,529,745
Louisiana	2023	$449,491	$—	$459,481	$108,679	$340,945	$114,400	$36,586	$1,509,582	$1,395,182

Deanna D. Rodriguez	2025	$385,488	$—	$264,219	$62,591	$318,853	$413,200	$56,834	$1,501,185	$1,087,985
CEO - Entergy	2024	$372,249	$—	$242,151	$62,809	$263,147	$197,300	$26,228	$1,163,884	$966,584
New Orleans	2023	$358,208	$—	$270,525	$63,983	$226,421	$270,200	$23,671	$1,213,008	$942,808

Eliecer Viamontes	2025	$441,841	$—	$328,304	$77,808	$432,450	$44,600	$68,440	$1,393,443	$1,348,843
CEO - Entergy	2024	$384,887	$—	$303,748	$78,813	$321,919	$34,200	$33,055	$1,156,622	$1,122,422
Texas	2023	$361,284	$—	$333,024	$78,755	$251,202	$28,700	$25,846	$1,078,811	$1,050,111

(1)No compensation information is provided for Ms. Cook-Nelson for 2024 and 2023, as she was not an NEO of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans or Entergy Texas for the years ended December 31, 2024 and December 31, 2023.
(2)The amounts in column (c) represent the actual base salary paid to the NEOs in the applicable year. The 2025 merit increases in base salaries noted in the CD&A were effective in April 2025. The subsequent base salary increase noted in the CD&A for Ms. Cook-Nelson was effective in May 2025, and the subsequent base salary increases for each of Messrs. May and Viamontes and Ms. Landreaux were effective August 2025.
(3)The cash bonus paid to Mr. Brown was to recognize his work serving as Chair of the Super Bowl LIX Host Committee on behalf of Entergy Corporation, the founding sponsor of the Host Committee.
(4)The amounts in column (e) represent the aggregate grant date fair value of restricted stock and performance units granted under the 2019 OIP, each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock, restricted stock units, and the portion of the performance units with vesting based on the Adjusted FFO/Debt Ratio (within the 2023–2025 PUP) and the Environmental Stewardship measure (used within the 2024–2026 PUP and 2025–2027 PUP) is determined using the closing price of Entergy common stock on the date of grant.  The grant date fair value of the portion of the performance units attributable to Relative TSR was measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free interest rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  The performance units in the table are also valued based on the probable outcome of the applicable performance condition at the time of grant. The maximum value of shares that would be received if the highest achievement level is attained with respect to both the Relative TSR and Environmental Stewardship measures, for performance units granted in 2025 are as follows:  Mr. Brown, $1,531,946; Ms. Cook-Nelson, $1,277,284; Mr. Fisackerly, $449,550; Ms. Fontan, $1,774,024; Ms. Landreaux, $430,508; Mr. Marsh, $7,994,534; Mr. May, $554,527; Ms. Rodriguez, $303,839; and Mr. Viamontes, $377,522.

(5)The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2019 OIP calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.
(6)The amounts in column (g) represent annual incentive award cash payments made pursuant to the annual incentive program established under the 2019 OIP.
(7)The amounts in column (h) include the annual actuarial change in the present value of these NEOs’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements. None of the increases for any of the NEOs are attributable to above-market or preferential earnings on non-qualified deferred compensation and includes any amounts which the NEOs may not currently be entitled to receive because such amounts are not vested. See “2025 Pension Benefits” for additional information.
(8)The amounts in column (i) for 2025 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the NEOs; (b) dividends and dividend equivalents paid on restricted stock and performance units when vested; (c) life insurance premiums; (d) tax reimbursements on club dues; and (e) perquisites and other compensation as described further below. The 2025 amounts are listed in the following table:

Named Executive Officer	Company Matching Contribution – Savings Plan	Dividends Paid on Restricted Stock and PUP Awards	Life Insurance Premium	Tax Reimbursement	Perquisites and Other Compensation	Total
Marcus V. Brown	$14,700	$75,271	$11,484	$—	$25,000	$126,455
Kimberly Cook-Nelson	$14,700	$41,013	$4,002	$37,763	$86,422	$183,900
Haley R. Fisackerly	$14,700	$19,758	$11,484	$—	$28,350	$74,292
Kimberly A. Fontan	$14,700	$52,463	$1,896	$—	$29,588	$98,647
Laura R. Landreaux	$—	$20,826	$3,738	$—	$25,000	$49,564
Andrew S. Marsh	$14,700	$231,599	$4,049	$—	$29,468	$279,816
Phillip R. May, Jr.	$14,490	$32,163	$11,255	$—	$25,000	$82,908
Deanna D. Rodriguez	$14,700	$14,474	$2,660	$—	$25,000	$56,834
Eliecer Viamontes	$21,000	$17,538	$1,265	$—	$28,637	$68,440

(9)The Total Without Change in Pension Value represents total compensation, as determined under applicable SEC rules, minus the change in pension value reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column for the applicable year. The amounts reported in the Total Without Change in Pension Value column may differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for total compensation. The change in pension value is subject to many external variables, such as interest rates, assumptions about life expectancy, and changes in the discount rate determined at each year end, which are functions of economic factors and actuarial calculations that are not related to Entergy’s performance and are outside of the control of the Talent and Compensation Committee.

Perquisites and Other Compensation

The amounts set forth in column (i) also include perquisites and other personal benefits that Entergy provides to its NEOs as part of providing a competitive executive compensation program and for employee retention. The following perquisites were provided to the NEOs in 2025.

Named Executive Officer	Personal Security	Executive Physical Exams	Relocation
Marcus V. Brown	X	X
Kimberly Cook-Nelson	X	X	X
Haley R. Fisackerly	X	X
Kimberly A. Fontan	X	X
Laura R. Landreaux	X	X
Andrew S. Marsh	X	X
Phillip R. May, Jr.	X	X
Deanna D. Rodriguez	X	X
Eliecer Viamontes	X	X

Entergy requires its executive officers who are members of the OCE, including all of the NEOs, to have a comprehensive annual physical exam at Entergy’s expense, and executive officers may have the occasional personal use of tickets to athletic and cultural events when such tickets are not being used for business purposes, for which there is no incremental cost to the Company.

Personal security assessments were performed on the homes of the Company's senior executive team, including all of the NEOs, as part of a broader initiative to enhance Entergy’s executive protection program. These assessments were designed to identify vulnerabilities, recommend improvements, and establish a consistent security standard for our executives’ homes. The cost of these assessments was $25,000 for each of the NEOs. The amount reflected as the incremental cost to the Company is based on the amount reimbursed directly to the third-party service provider.

Entergy also provides relocation benefits to a broad base of employees, which include assisting with moving expenses, transportation of household goods and in certain circumstances, assistance with the sale of the employee's existing home. In connection with her promotion to Executive Vice President and Chief Operating Officer, and in accordance with Entergy's relocation policies, Entergy paid $94,491 in relocation expenses for Ms. Cook-Nelson in 2025. The relocation assistance amount reported above represents the amount paid to Entergy’s relocation service provider or Ms. Cook-Nelson, as applicable. If Ms. Cook-Nelson separates from the Company prior to the two-year anniversary of her promotion, certain of Ms. Cook-Nelson's relocation benefits are subject to repayment.

None of the other perquisites referenced above exceeded $25,000 for any of the NEOs.

2025 Grants of Plan-Based Awards

The following table summarizes award grants during 2025 to the NEOs.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh- old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Marcus V.	2/6/25	$-	$655,572	$1,311,144
Brown	2/6/25				2,313	9,252	18,504				$1,005,341
	2/6/25							3,948			$326,855
	2/6/25								18,111	$82.79	$315,675

Kimberly	2/6/25	$-	$596,000	$1,192,000
Cook-Nelson	2/6/25				1,929	7,714	15,428				$838,219
	2/6/25							3,292			$272,545
	2/6/25								15,101	$82.79	$263,210

Haley R.	2/6/25	$-	$284,430	$568,860
Fisackerly	2/6/25				679	2,715	5,430				$295,017
	2/6/25							1,158			$95,871
	2/6/25								5,314	$82.79	$92,623

Kimberly A.	2/6/25	$-	$673,763	$1,347,525
Fontan	2/6/25				2,679	10,714	21,428				$1,164,205
	2/6/25							4,571			$378,433
	2/6/25								20,974	$82.79	$365,577

Laura R.	2/6/25	$-	$282,000	$564,000
Landreaux	2/6/25				650	2,600	5,200				$282,521
	2/6/25							1,110			$91,897
	2/6/25								5,090	$82.79	$88,719

Andrew S.	2/6/25	$-	$1,755,000	$3,510,000
Marsh	2/6/25				12,071	48,282	96,564				$5,246,419
	2/6/25							20,600			$1,705,474
	2/6/25								94,520	$82.79	$1,647,484

Phillip R.	2/6/25	$-	$347,750	$695,500
May, Jr.	2/6/25				837	3,349	6,698				$363,909
	2/6/25							1,429			$118,307
	2/6/25								6,555	$82.79	$114,254

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh- old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Deanna D.	2/6/25	$-	$213,995	$427,990
Rodriguez	2/6/25				459	1,835	3,670				$199,395
	2/6/25							783			$64,825
	2/6/25								3,591	$82.79	$62,591

Eliecer	2/6/25	$-	$279,000	$558,000
Viamontes	2/6/25				570	2,280	4,560				$247,749
	2/6/25							973			$80,555
	2/6/25								4,464	$82.79	$77,808

(1)The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the annual incentive program.  The actual amounts awarded are reported in column (g) of the 2025 Summary Compensation Table.
(2)The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the 2025–2027 PUP.  Performance units granted under the 2025–2027 PUP pursuant to the 2019 OIP will vest on December 31, 2027 based on two performance measures—Relative TSR, weighted 80%, and Environmental Stewardship, weighted 20%, as described under “What Entergy Pays and Why – Long-Term Incentive Compensation – 2025 Long-Term Incentive Compensation Mix – Performance Units” in the CD&A. Subject to the achievement of performance targets, each unit will be converted into one share of Entergy’s common stock on the last day of the performance period for the 2025-2027 PUP cycle (December 31, 2027).  Accrued dividends on the shares earned will also be paid in Entergy common stock.
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
(5)The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See footnotes 4 and 5 to the 2025 Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each NEO, their outstanding unexercised options, outstanding restricted stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2025.

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)		($)
Marcus V.	—	18,111	[1]		$82.79	2/06/2035
Brown	—	22,042	[2]		$49.54	1/25/2034
	—	9,640	[3]		$54.24	1/26/2033
										18,504	[4]	$1,710,325
										29,696	[5]	$2,744,801
							4,058	[6]	$375,081
							4,284	[7]	$395,970
							2,055	[8]	$189,944

Kimberly	—	15,101	[1]		$82.79	2/6/2035
Cook-Nelson	—	20,296	[2]		$49.54	1/25/2034
	—	6,540	[3]		$54.24	1/26/2033
										15,428	[4]	$1,426,010
										27,344	[5]	$2,527,406
							3,384	[6]	$312,783
							3,947	[7]	$364,821
							1,394	[8]	$128,847
							18,640	[9]	$1,722,895

Haley R.	—	5,314	[1]		$82.79	2/6/2035
Fisackerly	—	7,022	[2]		$49.54	1/25/2034
	3,564	3,564	[3]		$54.24	1/26/2033
	8,600	—			$65.86	1/30/2030
										5,430	[4]	$501,895
										9,460	[5]	$874,388
							1,190	[6]	$109,992
							1,367	[7]	$126,352
							760	[8]	$70,247

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)		($)
Kimberly A.	—	20,974	[1]		$82.79	2/06/2035
Fontan	13,734	27,472	[2]		$49.54	1/25/2034
	18,310	9,156	[3]		$54.24	1/26/2033
	9,910	—			$54.80	1/27/2032
	12,800	—			$65.86	1/30/2030
										21,428	[4]	$1,980,590
										37,012	[5]	$3,421,019
							4,698	[6]	$434,236
							5,342	[7]	$493,761
							1,952	[8]	$180,423

Laura R.	—	5,090	[1]		$82.79	2/6/2035
Landreaux	4,496	8,996	[2]		$49.54	1/25/2034
	5,924	2,964	[3]		$54.24	1/26/2033
	7,704	—			$54.80	1/27/2032
	7,746	—			$47.94	1/28/2031
	8,600	—			$65.86	1/30/2030
	10,200	—			$44.60	1/31/2029
										5,200	[4]	$480,636
										12,120	[5]	$1,120,252
							1,141	[6]	$105,463
							1,749	[7]	$161,660
							631	[8]	$58,323

Andrew S.	—	94,520	[1]		$82.79	2/06/2035
Marsh	53,072	106,146	[2]		$49.54	1/25/2034
	81,086	40,544	[3]		$54.24	1/26/2033
	50,960	—			$54.80	1/27/2032
	58,392	—			$47.94	1/28/2031
	72,158	—			$65.86	1/30/2030
	90,364	—			$44.60	1/31/2029
	98,000	—			$39.04	1/25/2028
	88,000	—			$35.27	1/26/2027

										96,564	[4]	$8,925,411
										143,004	[5]	$13,217,860
							21,176	[6]	$1,957,298
							20,636	[7]	$1,907,385
							8,640	[8]	$798,595

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)		($)
Phillip R.	—	6,555	[1]		$82.79	2/6/2035
May, Jr.	4,238	8,478	[2]		$49.54	1/25/2034
	7,220	3,610	[3]		$54.24	1/26/2033
	14,914	—			$54.80	1/27/2032
	14,600	—			$65.86	1/30/2030
										6,698	[4]	$619,096
										11,420	[5]	$1,055,551
							1,468	[6]	$135,687
							1,649	[7]	$152,417
							769	[8]	$71,079

Deanna D.	—	3,591	[1]		$82.79	2/6/2035
Rodriguez	2,250	4,500	[2]		$49.54	1/25/2034
	1,610	2,126	[3]		$54.24	1/26/2033
										3,670	[4]	$339,218
										6,064	[5]	$560,496
							804	[6]	$74,314
							875	[7]	$80,876
							452	[8]	$41,778

Eliecer	—	4,464	[1]		$82.79	2/6/2035
Viamontes	—	5,648	[2]		$49.54	1/25/2034
	—	2,616	[3]		$54.24	1/26/2033
										4,560	[4]	$421,481
										7,608	[5]	$703,207
							1,000	[6]	$92,430
							1,097	[7]	$101,396
							557	[8]	$51,484

(1)Consists of options granted under the 2019 OIP; 1/3 of the options vested on February 6, 2026 and 1/2 of the remaining options will vest on each of February 6, 2027 and February 6, 2028.
(2)Consists of options granted under the 2019 OIP; 1/2 of the options vested on January 25, 2026 and the remaining options will vest on January 25, 2027.
(3)Consists of options granted under the 2019 OIP that vested on January 26, 2026.
(4)Consists of 2025–2027 PUP performance units granted under the 2019 OIP that will vest on December 31, 2027 based on two performance measures - Entergy Corporation’s Relative TSR performance and Environmental Stewardship with Relative TSR weighted eighty percent and Environmental Stewardship weighted twenty percent, as described under “What Entergy Corporation Pays and Why - Long-Term Incentive Compensation - 2025 Long-Term Incentive Compensation Mix - Performance Units” in the CD&A.
(5)Consists of 2024–2026 PUP performance units granted under the 2019 OIP that will vest on December 31, 2026 based on two performance measures - Relative TSR, weighted 80%, and Environmental Stewardship, weighted 20%.

(6)Consists of shares of restricted stock granted under the 2019 OIP; 1/3 of the shares of restricted stock vested on February 6, 2026, 1/3 will vest on February 6, 2027, and 1/3 will vest on February 6, 2028.
(7)Consists of shares of restricted stock granted under the 2019 OIP; 1/2 of the shares of restricted stock vested on January 25, 2026 and the remaining shares will vest on January 25, 2027.
(8)Consists of shares of restricted stock granted under the 2019 OIP that vested on January 26, 2026.
(9)Consists of restricted stock units granted under the 2019 OIP which will vest in two installments of 40% of the units and 60% of the units on February 1, 2027 and August 1, 2029, respectively.

2025 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2025 for the NEOs.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
	(#)	($)	(#)	($)
Marcus V. Brown	135,694	$3,906,392	41,400	$3,299,295

Kimberly Cook-Nelson	21,160	$806,105	28,012	$2,237,243

Haley R. Fisackerly	22,980	$871,465	30,764	$1,965,683

Kimberly A. Fontan	27,890	$1,033,119	38,029	$3,085,175

Laura R. Landreaux	—	$—	12,842	$1,019,574

Andrew S. Marsh	—	$—	166,288	$13,572,998

Phillip R. May, Jr.	23,184	$907,107	32,028	$2,023,906

Deanna D. Rodriguez	2,500	$69,814	8,890	$718,082

Eliecer Viamontes	14,642	$466,621	10,880	$881,428

(1)Represents the value of performance units which vested under the 2023–2025 PUP (payable solely in shares based on the closing stock price of Entergy on the date of vesting) under the PUP and the vesting of restricted stock and restricted stock units, if applicable, in 2025.

2025 Pension Benefits

The following table shows the present value as of December 31, 2025, of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each NEO, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  The amount of the SERP benefit provided in this table is the present value of the SERP benefit due at age 65 discounted using the interest rates that we used for financial reporting for the non-qualified pension liability at December 31, 2025, with the exception of Mr. Brown as discussed in the footnotes accompanying the table. Additional information regarding these retirement plans follows this table.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2025
Marcus V. Brown(1)(2)	System Executive Retirement Plan	30.74	$11,065,100	$—
	Entergy Retirement Plan	30.74	$1,649,400	$—

Kimberly Cook-Nelson	Pension Equalization Plan	29.35	$2,127,500	$—
	Entergy Retirement Plan	29.35	$950,800	$—

Haley R. Fisackerly(1)	System Executive Retirement Plan	30.08	$3,255,700	$—
	Entergy Retirement Plan	30.08	$1,355,500	$—

Kimberly A. Fontan	Pension Equalization Plan	29.56	$2,235,100	$—
	Entergy Retirement Plan	29.56	$907,000	$—

Laura R. Landreaux	Pension Equalization Plan	18.48	$647,400	$—
	Entergy Retirement Plan	18.48	$557,200	$—

Andrew S. Marsh	System Executive Retirement Plan	27.37	$12,099,500	$—
	Entergy Retirement Plan	27.37	$857,700	$—

Phillip R. May, Jr. (1)(3)	System Executive Retirement Plan	39.56	$3,496,800	$—
	Entergy Retirement Plan	39.56	$2,038,600	$—

Deanna D. Rodriguez(1)	Pension Equalization Plan	31.19	$1,124,100	$—
	Entergy Retirement Plan	31.19	$1,507,100	$—

Eliecer Viamontes	Cash Balance Equalization Plan	5.95	$71,500	$—
	Cash Balance Plan	5.95	$82,200	$—

(1)As of December 31, 2025, Messrs. Brown, Fisackerly, and May, and Ms. Rodriguez were retirement eligible under the Entergy Retirement Plan.
(2)In 2022, the Company entered into an agreement with Mr. Brown and amended the PEP and the SERP, and pursuant to such agreement and amendments, the benefit payable to Mr. Brown (or to his surviving spouse) will be entitled to the Qualifying Transition Benefit under the SERP when he separates from employment with the Company if certain contingencies are met. See “Severance and Retention Arrangements – Non-qualified Pension Plan” for additional information on the Qualifying Transition Benefit. If Mr. Brown separates from service and the contingencies are not met, then Mr. Brown (or his surviving spouse) will receive the lesser of (i) the previously described benefit amount under the SERP or (ii) the benefit that would have been payable to Mr. Brown under the SERP or the PEP, without regard to the above-described amendments to the SERP and PEP.

On November 6, 2025, the Company announced that Mr. Brown will retire from Entergy in the spring of 2026. In connection with Mr. Brown’s anticipated retirement, the Company granted Mr. Brown permission to retire under the SERP in the spring of 2026 prior to attaining age 65, and upon such retirement Mr. Brown will become entitled to the Qualifying Transition Benefit. However, Mr. Brown’s SERP benefit remains subject to forfeiture in the event of a termination for “Cause” and also remains subject to the forfeiture provisions of Sections 6.01(c) and 6.01(d) of the SERP (relating to certain noncompete and confidentiality obligations).
(3)Service under the SERP is granted from the date of hire. Service under the qualified Entergy Retirement Plan is granted from the later of the date of hire or the plan participation date. The SERP amount reflected in the table for Mr. May is calculated based on 30 years of service pursuant to the terms of the SERP.

The tables below contain summaries of the pension benefit plans sponsored by Entergy that the NEOs participated in during 2025. Benefits for the NEOs who participate in these plans are determined using the same formulas as for other eligible employees.

Qualified Retirement Benefits

All of our NEOs, except for Mr. Viamontes, participate in the Entergy Retirement Plan, a tax-qualified final average pay defined benefit pension plan sponsored by Entergy. Mr. Viamontes participates in the Cash Balance Plan, which is a tax-qualified cash balance defined benefit pension plan Entergy sponsors for employees hired after June 30, 2014 and before January 1, 2021. Summaries of these plans are provided below. Benefits for the NEOs are determined using the same formulas as for other eligible employees:

	Entergy Retirement Plan		Cash Balance Plan(1)
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Andrew S. Marsh Laura R. Landreaux	Kimberly Cook-Nelson Phillip R. May, Jr. Kimberly A. Fontan Deanna D. Rodriguez	Eliecer Viamontes
Eligibility	Non-bargaining employees hired before July 1, 2014		Non-bargaining employees hired on or after July 1, 2014 and before January 1, 2021.
Vesting	A participant becomes vested in the Entergy Retirement Plan upon attainment of at least 5 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.		A participant becomes vested in the Cash Balance Plan upon attainment of at least 3 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.
Form of Payment Upon Retirement	Benefits are payable as an annuity. For employees who separate from service on or after January 1, 2018, a single lump sum distribution may be elected by the participant if eligibility criteria are met.		Benefits are payable as an annuity or single lump sum distribution.

	Entergy Retirement Plan	Cash Balance Plan(1)
Retirement Benefit Formula
Benefits are calculated as a single life annuity payable at age 65 and generally are equal to 1.5% of a participant’s Final Average Monthly Earnings (“FAME”) multiplied by years of service (not to exceed 40).

Earnings for the purpose of calculating FAME generally include the employee’s base salary and eligible annual incentive awards subject to limitations imposed by the Internal Revenue Code of 1986, as amended (“Code”), and exclude all other bonuses. Executive annual incentive awards are not eligible for inclusion in earnings under this plan.

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
(2)As of December 31, 2025, Messrs. Brown, Fisackerly, and May and Ms. Rodriguez were eligible for early retirement under the Entergy Retirement Plan.

Non-qualified Retirement Benefits

The NEOs are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income in addition to the benefit provided under the qualified retirement plans, including the PEP, the Cash Balance Equalization Plan (“CBEP”), and the SERP. Upon separation from the Company, those NEOs who participate in both the PEP and the SERP will be paid only the greater of the benefit under the PEP or the SERP. Each of the SERP, PEP, and CBEP is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees. In general, upon disability, participants in the PEP and the SERP remain eligible for continued service credits until the earliest of recovery, separation from service due to disability, or retirement eligibility. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit under these plans.

	Pension Equalization Plan	Cash Balance Equalization Plan	System Executive Retirement Plan
Eligible Named Executive Officers	Marcus V. Brown Kimberly Cook-Nelson Haley R. Fisackerly Laura R. Landreaux Andrew S. Marsh Philip R. May, Jr. Kimberly A. Fontan Deanna D. Rodriguez	Eliecer Viamontes	Marcus V. Brown Haley R. Fisackerly Andrew S. Marsh Philip R. May, Jr.
Eligibility(1)	Management or highly compensated employees who participate in the Entergy Retirement Plan	Management or highly compensated employees who participate in the Cash Balance Plan	Certain individuals who became executive officers before July 1, 2014
Form of Payment Upon Retirement	Single lump sum distribution	Single lump sum distribution	Single lump sum distribution
Retirement Benefit Formula
Benefits generally are equal to the actuarial present value of the difference between (1) the amount that would have been payable as an annuity under the qualified defined benefit pension plan, including executive annual incentive program awards as eligible earnings and without applying the limitations of the Code on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and (2) the amount actually payable as an annuity under the qualified pension plan.

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
Benefit Timing(2)
Payable at age 65

Benefits payable prior to age 65 are subject to the same reduced terminated vested or early retirement reduction factors as benefits payable under the qualified pension plan as described above.

Payable upon separation from service subject to six month delay if the participant is a "specified employee" under Code Section 409A.
Payable upon separation from service subject to six month delay required under the Code Section 409A.
Payable at age 65

Prior to age 65, vesting is conditioned on the prior written consent of the officer’s Entergy employer.(3)

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
(3)On November 6, 2025 the Company announced that Mr. Brown will retire from Entergy in the spring of 2026. In connection with Mr. Brown’s anticipated retirement, the Company granted Mr. Brown permission to retire under the SERP in the spring of 2026 prior to attaining age 65, and upon such retirement Mr. Brown will become entitled to the Qualifying Transition Benefit described above in "Severance and Retention Arrangements – Non-qualified Pension Plan." However, Mr. Brown’s SERP benefit remains subject to forfeiture in the event of a termination for "Cause" and also remains subject to the forfeiture provisions of Sections 6.01(c) and 6.01(d) of the SERP (relating to certain noncompete and confidentiality obligations).

2025 Non-Qualified Deferred Compensation

As of December 31, 2025, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by Mr. May, in certain T. Rowe Price investment funds that are also available to participants under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2025	Registrant Contributions in 2025	Aggregate Earnings in 2025(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2025
(a)	(b)	(c)	(d)	(e)	(f)
Phillip R. May, Jr.	$—	$—	$1,073	$—	$6,101

(1)Amounts in this column are not included in the Summary Compensation Table.

2025 Potential Payments Upon Termination or Change in Control

Entergy has plans and other arrangements that provide compensation to an NEO if his or her employment terminates under specified conditions, including following a change in control of Entergy.
Change in Control

Entergy does not have any plans or agreements that provide for payments or benefits to any of our NEOs solely upon a Change in Control (as defined below). Under the Continuity Plan, executive officers, including each of the NEOs are eligible to receive the cash severance payment and welfare plan benefits described below if their employment is terminated by their Entergy System employer other than for Cause (as defined below) or if they terminate their employment for Good Reason during a period beginning with a potential change in control and ending 24 months following the effective date of a Change in Control (a “Qualifying Termination”). A participant will not be eligible for benefits under the Continuity Plan if such participant: accepts employment with Entergy or any of its subsidiaries; elects to receive the benefits of another severance or separation program; removes, copies, or fails to return any property belonging to Entergy Corporation or any of its subsidiaries or violates the non-compete provision of the Continuity Plan (which generally runs for two years but extends to three years if permissible under applicable law). The Continuity Plan does not include any provisions for the waiver of a breach of any of these restrictive covenants.

In addition, under the 2019 OIP or an applicable equity award agreement issued under the 2019 OIP, upon a Qualifying Termination, our executive officers, including the NEOs, are eligible for the payments and benefits described in the table below under “Performance Units” and “Equity Awards.” Further, in the event of a Qualifying Termination, our executive officers, including the NEOs, are eligible for the benefits described in the table below for “Retirement Benefits” under the terms of the SERP, PEP, and/or CBEP, as applicable.

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
To protect shareholders and Entergy Corporation’s business model, executives are required to comply with non-compete provisions (which generally run for two years but extend to three years if permissible under applicable law) and confidentiality provisions. Subject to applicable law and the terms of the Continuity Plan, if an executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates his or her non-compete provision, he or she will be required to repay any benefits previously received under the Continuity Plan.

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

•Cause: The participant’s (a) willful and continuous failure to perform substantially his or her duties after written demand for performance; (b) engagement in conduct that is materially injurious to Entergy Corporation or any of its subsidiaries; (c) conviction or entry of a plea of guilty or no contest to a felony or other crime that materially and adversely affects the participant’s ability to perform his or her duties or Entergy Corporation’s reputation; (d) material violation of any agreement with Entergy Corporation or any of its subsidiaries; or (e) unauthorized disclosure of any of Entergy Corporation’s confidential information.

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
Unvested stock options continue to vest following retirement, in accordance with the original vesting schedule and expire on the earlier of (i) five years from the retirement date and (ii) the option’s normal expiration date.
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
(2)This column refers solely to restricted stock awards. Certain officers are occasionally granted restricted stock units for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes. The treatment of restricted stock units depends on the terms of the individual restricted stock unit agreement, which terms can vary. The standard off-cycle restricted stock unit agreement approved by the Talent and Compensation Committee provides that the units are forfeited if employment is terminated for any reason before the vesting date, except in the case of a termination other than for cause or voluntary termination for Good Reason during a Change in Control period. However, individual restricted stock unit agreements may provide for accelerated vesting in certain events, such as death or disability. Ms. Cook-Nelson has outstanding restricted stock units, the treatment of which upon various events of termination is disclosed in connection with the table below.
(3)If an officer resigns after the completion of a PUP performance period, he or she will receive a payout under the PUP based on actual performance during the performance period.

Aggregate Termination Payments

The tables below reflect the amount of compensation each of the NEOs would have received if his or her employment had been terminated as of December 31, 2025 under the various scenarios described above. For purposes of these tables, a stock price of $92.43 was used, which was the closing market price of Entergy Corporation stock on December 31, 2025, the last trading day of the year.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Marcus V. Brown(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$4,425,111
Performance Units(3)	$—	$—	$—	$1,200,019	$1,200,019	$1,200,019	$1,200,019
Stock Options(4)	$—	$—	$—	$—	$1,488,123	$1,488,123	$1,488,123
Restricted Stock	$—	$—	$—	$—	$961,144	$961,144	$961,144
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—

Kimberly Cook-Nelson(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$3,911,250
Performance Units(3)	$—	$—	$—	$—	$1,080,229	$1,080,229	$1,080,229
Stock Options	$—	$—	$—	$—	$1,265,832	$1,265,832	$1,265,832
Restricted Stock	$—	$—	$—	$—	$806,567	$806,567	$806,567
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$36,027
Unvested Restricted Stock Units(7)	$—	$—	$—	$—	$—	$—	$1,722,895

Haley R. Fisackerly(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,469,555
Performance Units(3)	$—	$—	$—	$375,173	$375,173	$375,173	$375,173
Stock Options(4)	$—	$—	$—	$—	$488,510	$488,510	$488,510
Restricted Stock	$—	$—	$—	$—	$306,722	$306,722	$306,722
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—

Kimberly A. Fontan(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$4,042,575
Performance Units(3)	$—	$—	$—	$—	$1,470,561	$1,470,561	$1,470,561
Stock Options	$—	$—	$—	$—	$1,730,131	$1,730,131	$1,730,131
Restricted Stock	$—	$—	$—	$—	$1,108,582	$1,108,582	$1,108,582
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$36,027

Laura R. Landreaux(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,457,000
Performance Units(3)	$—	$—	$—	$—	$453,554	$453,554	$453,554
Stock Options	$—	$—	$—	$—	$548,101	$548,101	$548,101
Restricted Stock	$—	$—	$—	$—	$325,540	$325,540	$325,540
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$36,027

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Andrew S. Marsh(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$8,775,000
Performance Units(3)	$—	$—	$—	$—	$5,893,521	$5,893,521	$5,893,521
Stock Options	$—	$—	$—	$—	$7,012,150	$7,012,150	$7,012,150
Restricted Stock	$—	$—	$—	$—	$4,663,393	$4,663,393	$4,663,393
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$36,027

Phillip R. May, Jr.(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,712,000
Performance Units(3)	$—	$—	$—	$455,125	$455,125	$455,125	$455,125
Stock Options(4)	$—	$—	$—	$—	$564,677	$564,677	$564,677
Restricted Stock	$—	$—	$—	$—	$359,358	$359,358	$359,358
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—

Deanna D. Rodriguez(1)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,167,243
Performance Units(3)	$—	$—	$—	$243,460	$243,460	$243,460	$243,460
Stock Options(4)	$—	$—	$—	$—	$308,814	$308,814	$308,814
Restricted Stock	$—	$—	$—	$—	$197,217	$197,217	$197,217
Welfare Benefits(5)	$—	$—	$—	$—	$—	$—	$—

Eliecer Viamontes(2)
Severance Payment	$—	$—	$—	$—	$—	$—	$1,441,500
Performance Units(3)	$—	$—	$—	$—	$304,649	$304,649	$304,649
Stock Options	$—	$—	$—	$—	$385,181	$385,181	$385,181
Restricted Stock	$—	$—	$—	$—	$245,497	$245,497	$245,497
Welfare Benefits(6)	$—	$—	$—	$—	$—	$—	$36,027

(1)As of December 31, 2025, Mr. Brown, Mr. Fisackerly, Mr. May and Ms. Rodriguez were retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, each also would be entitled to receive their vested pension benefits under the Entergy Retirement Plan and their benefit under the PEP or the SERP, to the extent applicable, the latter of which requires the prior written consent of the officer’s Entergy employer to separate prior to age 65. Mr. Brown participates in the SERP and the PEP, but is entitled to receive a benefit only from the SERP or the PEP, but not both, depending on whether his retirement is a qualifying transition termination under the SERP. In connection with Mr. Brown’s anticipated retirement, the Company granted Mr. Brown permission to retire under the SERP in the spring of 2026 prior to attaining age 65, and upon such retirement Mr. Brown will become entitled to the Qualifying Transition Benefit described above in “Severance and Retention Arrangements – Non-qualified Pension Plan.” However, Mr. Brown’s SERP benefit remains subject to forfeiture in the event of a termination for “Cause” and also remains subject to the forfeiture provisions of Sections 6.01(c) and 6.01(d) of the SERP (relating to certain noncompete and confidentiality obligations). As previously discussed, Ms. Rodriguez does not participate in the SERP. For a description of these benefits, see “2025 Pension Benefits.” In addition, Mr. Brown would be entitled to continue to vest in any outstanding unvested stock options following retirement in accordance with the original vesting schedule thereof, which options would expire five years after retirement date. Mr. Brown would not be eligible to receive the Change in Control and other severance benefits due to his planned retirement in the spring of 2026.
(2)See “2025 Pension Benefits” for a description of the pension benefits Ms. Cook-Nelson, Ms. Fontan, Ms. Landreaux, Mr. Marsh, and Mr. Viamontes may receive upon the occurrence of certain termination events since they are not yet retirement eligible.

(3)For purposes of the table, in the event of a qualifying termination related to a Change in Control, each NEO would receive a number of performance units for the 2024–2026 PUP performance period and a number of performance units for the 2025–2027 PUP performance period, calculated as follows:

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

For purposes of the table, the values of the performance unit awards for the open PUP performance periods for each NEO were calculated as follows, based on the assumption that the target number of performance units was the greater number:

Mr. Brown:
2024–2026 PUP Performance Period: 9,899 (24/36x14,848) performance units at target, assuming a stock price of $92.43 = $914,965
2025–2027 PUP Performance Period: 3,084 (12/36x9,252) performance units at target, assuming a stock price of $92.43 = $285,054
Total: $1,200,019

Ms. Cook-Nelson:
2024 – 2026 PUP Performance Period: 9,115 (24/36x13,672) performance units at target, assuming a stock price of $92.43 = $842,499
2025 – 2027 PUP Performance Period: 2,572 (12/36x7,714) performance units at target, assuming a stock price of $92.43 = $237,730
Total: $1,080,229

Mr. Fisackerly:
2024 – 2026 PUP Performance Period: 3,154 (24/36x4,730) performance units at target, assuming a stock price of $92.43 = $291,524
2025 – 2027 PUP Performance Period: 905 (12/36x2,715) performance units at target, assuming a stock price of $92.43 = $83,649
Total: $375,173

Ms. Fontan:
2024 – 2026 PUP Performance Period: 12,338 (24/36x18,506) performance units at target, assuming a stock price of $92.43 = $1,140,401
2025 – 2027 PUP Performance Period: 3,572 (12/36x10,714) performance units at target, assuming a stock price of $92.43 = $330,160
Total: $1,470,561

Ms. Landreaux:
2024 – 2026 PUP Performance Period: 4,040 (24/36x6,060) performance units at target, assuming a stock price of $92.43 = $373,417
2025 – 2027 PUP Performance Period: 867 (12/36x2,600) performance units at target, assuming a stock price of $92.43 = $80,137
Total: $453,554

Mr. Marsh:
2024 – 2026 PUP Performance Period:47,668 (24/36x71,502) performance units at target, assuming a stock price of $92.43 = $4,405,953
2025 – 2027 PUP Performance Period: 16,094 (12/36x48,282) performance units at target, assuming a stock price of $92.43 = $1,487,568
Total: $5,893,521

Mr. May:
2024 – 2026 PUP Performance Period: 3,807 (24/36x5,710) performance units at target, assuming a stock price of $92.43 = $351,881
2025 – 2027 PUP Performance Period: 1,117 (12/36x3,349) performance units at target, assuming a stock price of $92.43 = $103,244
Total: $455,125

Ms. Rodriguez:
2024 – 2026 PUP Performance Period: 2,022 (24/36x3,032) performance units at target, assuming a stock price of $92.43 = $186,893
2025 – 2027 PUP Performance Period: 612 (12/36x1,835) performance units at target, assuming a stock price of $92.43 = $56,567
Total: $243,460

Mr. Viamontes:
2024 – 2026 PUP Performance Period: 2,536 (24/36x3,804) performance units at target, assuming a stock price of $92.43 = $234,402
2025 – 2027 PUP Performance Period: 760 (12/36x2,280) performance units at target, assuming a stock price of $92.43 = $70,247
Total: $304,649

In the event of retirement, in the case of Mr. Brown, Mr. Fisackerly, Mr. May or Ms. Rodriguez each would receive a pro-rated portion of the applicable achievement level of PUP performance units for each open PUP performance period, based on his or her full months of participation in such PUP performance period, provided he or she has completed a minimum of 12 months of full-time employment in the applicable PUP performance period. For purposes of calculating for the above table the number of performance units Mr. Brown, Mr. Fisackerly, Mr. May and Ms. Rodriguez would receive in the event of retirement, it is assumed the achievement levels for the 2024–2026 PUP Performance Period and the 2025–2027 PUP performance period are at target. The resulting number of performance units and values are the same as calculated above for a qualifying termination related to a change in control.

In the event of death or disability of any NEO, the NEO or his or her estate would receive a pro-rated portion of the applicable achievement level of PUP performance units for each open PUP performance period, based on his or her full months of participation in such PUP performance period, with no required minimum amount of full-time employment in the applicable PUP performance period.
(4)As discussed previously, upon retirement, unvested stock options would continue to vest for each of Mr. Brown, Mr. Fisackerly, Mr. May and Ms. Rodriguez in accordance with the original vesting schedule and expire on the earlier of (i) five years from the retirement date and (ii) the option’s normal expiration date. See “2025 Outstanding Equity Awards at Fiscal Year-End” for information regarding each of these NEOs’ unvested stock options as of December 31, 2025. Assuming a stock price as of December 31, 2025 on the vesting dates of each of these NEOs’ unvested stock options, the in-the-money value of their stock options in the event of retirement (including stock options that remain unvested) would be the same as is set forth in the table above within the Death, Disability and Termination Related to a Change in Control columns.
(5)Upon retirement, Mr. Brown, Mr. Fisackerly, Mr. May and Ms. Rodriguez would be eligible for post-retirement medical and life insurance benefits, the same as all other eligible retirees.

(6)Pursuant to the Executive Continuity Plan, in the event of a termination related to a Change in Control, Ms. Cook-Nelson, Ms. Fontan, Ms. Landreaux, Mr. Marsh and Mr. Viamontes would be eligible to receive Entergy-subsidized COBRA benefits for 18 months.
(7)Ms. Cook-Nelson’s 18,640 restricted stock units are scheduled to vest as to 7,456 units on February 1, 2027 and 11,184 on August 1, 2029. Pursuant to her restricted stock unit agreement, Ms. Cook-Nelson is subject to certain restrictions on her ability to compete with Entergy and its affiliates during and for 12 months after her employment with Entergy, or to solicit its employees or customers during and for 12 months after her employment with Entergy. In addition, the restricted stock unit agreement limits Ms. Cook-Nelson’s ability to disparage Entergy and its affiliates. In the event of a breach of any of these restrictions, Ms. Cook-Nelson must repay to Entergy any shares of Entergy stock paid to her in respect of the restricted stock units and any amounts she received upon the sale or transfer of any such shares. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Ms. Cook-Nelson’s Qualifying Termination during the Change in Control period and she will no longer be subject to the above-described noncompete, nonsolicitation, and nondisparagement provisions.

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

Identification of Median Employee

For each of the Utility operating companies, October 17, 2025 was selected as the date on which to determine the median employee. This date is different from the date used in the prior year; however, the methodology used to determine the date is consistent with that used in the prior year. This date corresponds to the first day of the three month period prior to fiscal year-end for which information can be obtained about employees and all subsidiaries have the same number of pay cycles. To identify the median employee from each of the Utility operating companies’ employee population base, all compensation included in Box 5 of Form W-2 was considered with all before-tax deductions added back to this compensation (“Box 5 Compensation”). For purposes of determining the median employee of each Utility operating company, Box 5 Compensation was selected as it is believed to be representative of the compensation received by the employees of each respective Utility operating company and is readily available. The calculation of annual total compensation of the median employee for each Utility operating company is the same calculation used to determine total compensation for purposes of the 2024 Summary Compensation Table with respect to each of the NEOs.

Entergy Arkansas Ratio

For 2025,
•The median of the annual total compensation of all of Entergy Arkansas’s employees, other than Ms. Landreaux, was $159,924.
•Ms. Landreaux’s annual total compensation, as reported in the Total column of the 2025 Summary Compensation Table, was $1,602,634.
•Based on this information, the ratio of the annual total compensation of Ms. Landreaux to the median of the annual total compensation of all employees is estimated to be 10:1.

Entergy Louisiana Ratio

For 2025,
•The median of the annual total compensation of all of Entergy Louisiana’s employees, other than Mr. May, was $169,146.
•Mr. May’s annual total compensation, as reported in the Total column of the 2025 Summary Compensation Table, was $2,365,337.
•Based on this information, the ratio of the annual total compensation of Mr. May to the median of the annual total compensation of all employees is estimated to be 14:1.

Entergy Mississippi Ratio

For 2025,
•The median of the annual total compensation of all of Entergy Mississippi’s employees, other than Mr. Fisackerly, was $161,269.
•Mr. Fisackerly’s annual total compensation, as reported in the Total column of the 2025 Summary Compensation Table, was $2,199,295.
•Based on this information, the ratio of the annual total compensation of Mr. Fisackerly to the median of the annual total compensation of all employees is estimated to be 14:1.

Entergy New Orleans Ratio

For 2025,
•The median of the annual total compensation of all of Entergy New Orleans’s employees, other than Ms. Rodriguez, was $180,558.
•Ms. Rodriguez’s annual total compensation, as reported in the Total column of the 2025 Summary Compensation Table, was $1,501,185.
•Based on this information, the ratio of the annual total compensation of Ms. Rodriguez to the median of the annual total compensation of all employees is estimated to be 8:1.

Entergy Texas Ratio

For 2025,
•The median of the annual total compensation of all of Entergy Texas’s employees, other than Mr. Viamontes, was $157,240.
•Mr. Viamontes’ annual total compensation, as reported in the Total column of the 2025 Summary Compensation Table, was $1,393,443.
•Based on this information, the ratio of the annual total compensation of Mr. Viamontes to the median of the annual total compensation of all employees is estimated to be 9:1.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards
The Talent and Compensation Committee and senior management monitor the Company’s equity grant practices to evaluate whether such policies comply with governing regulations and are consistent with good corporate practices. When making regular annual equity grants, including stock options, the Talent and Compensation Committee’s practice is to approve them at a regularly scheduled meeting in late January or in the first week of February of each year, which is near the beginning of the Company’s fiscal year, as part of its annual compensation review. In addition, the Talent and Compensation Committee may make grants at other times during the year for new hires or for other reasons, including, for example, job promotions or for retention purposes. Because the Talent and Compensation Committee’s regular meeting schedule is generally determined in the prior fiscal year and, as noted above, the Company generally makes annual equity awards to our NEOs at approximately the same time each year, the proximity of any awards to other significant corporate events is coincidental. The Company does not time its equity awards to take advantage of the release of earnings or other major announcements by the Company or market conditions.

During 2025, no stock option grants were made to any of our NEOs during any period beginning four business days before the filing or furnishing of a periodic report or current report and ending one business day after the filing or furnishing of any such report with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of Entergy Texas and indirectly 100% of the outstanding common membership interests of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The information with respect to (i) the beneficial ownership of Entergy Corporation’s directors and NEOs is included under the heading “Entergy Share Ownership - Directors and Executive Officers;” and (ii) persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Entergy Share Ownership - Beneficial Owners of More Than Five Percent of Entergy Common Stock” in the 2026 Entergy Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of common stock of Entergy Corporation and stock-based units as of January 31, 2026 for the directors and NEOs of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of common stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Arkansas
Marcus V. Brown**	48,684	20,660	—
Kimberly Cook-Nelson***	36,145	16,688	—
Kimberly A. Fontan***	68,800	77,646	—
Laura R. Landreaux***	28,304	52,132	—
Andrew S. Marsh**	455,917	685,648	—
All directors and executive officers as a group (8 persons)	703,520	907,250	—

Entergy Louisiana
Marcus V. Brown**	48,684	20,660	—
Kimberly Cook-Nelson***	36,145	16,688	—
Kimberly A. Fontan***	68,800	77,646	—
Andrew S. Marsh**	455,917	685,648	—
Phillip R. May, Jr.***	56,411	48,820	32
All directors and executive officers as a group (8 persons)	731,627	903,938	32

Entergy Mississippi
Marcus V. Brown**	48,684	20,660	—
Kimberly Cook-Nelson***	36,145	16,688	—
Haley R. Fisackerly***	24,326	19,238	—
Kimberly A. Fontan***	68,800	77,646	—
Andrew S. Marsh**	455,917	685,648	—
All directors and executive officers as a group (7 persons)	664,301	847,000	—

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy New Orleans
Marcus V. Brown**	48,684	20,660	—
Kimberly Cook-Nelson***	36,145	16,688	—
Kimberly A. Fontan***	68,800	77,646	—
Andrew S. Marsh**	455,917	685,648	—
Deanna D. Rodriguez***	18,560	8,236	—
All directors and executive officers as a group (7 persons)	658,535	835,998	—

Entergy Texas
Marcus V. Brown**	48,684	20,660	—
Kimberly Cook-Nelson***	36,145	16,688	—
Kimberly A. Fontan***	68,800	77,646	—
Andrew S. Marsh**	455,917	685,648	—
Eliecer Viamontes***	19,385	5,440	—
All directors and executive officers as a group (7 persons)	659,360	833,202	—

*	Director of the respective company
**	NEO of the respective company
***	Director and NEO of the respective company

(1)The number of shares of Entergy Corporation common stock owned by each individual and by all non-employee directors and executive officers as a group does not exceed 1% of the outstanding shares of Entergy Corporation common stock. This column also includes shares of Entergy Corporation common stock held in the Entergy Savings Plan (401(k)) by Messrs. Brown, Fisackerly, Marsh, May, and Viamontes and Mses. Fontan and Rodriguez. For Mr. Viamontes, this column includes shares of Entergy Corporation common stock held by him indirectly through his spouse.
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

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by the shareholders. There are no shares authorized for issuance under equity compensation plans not approved by the shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,923,646	$56.52	12,559,567
Equity compensation plans not approved by security holders	—	—	—
Total	2,923,646	$56.52	12,559,567

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

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The additional information required by this item will be set forth under Director Independence and Review and Approval of Related Party Transactions in the 2026 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 8, 2026, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2025 and 2024 by Deloitte & Touche LLP (PCAOB ID No. 34) were as follows:

	2025	2024
Entergy Corporation (consolidated)
Audit Fees (a)	$10,538,650	$10,675,300
Audit-Related Fees (b)	1,710,000	1,475,000
Total Audit and Audit-Related Fees	12,248,650	12,150,300
Tax Fees	—	—
All Other Fees (c)	1,895	151,895
Total Fees (d)	$12,250,545	$12,302,195
Entergy Arkansas
Audit Fees (a)	$1,435,236	$1,251,629
Audit-Related Fees (b)	—	—
Total Audit and Audit-Related Fees	1,435,236	1,251,629
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,435,236	$1,251,629
Entergy Louisiana
Audit Fees (a)	$2,112,320	$2,487,155
Audit-Related Fees (b)	600,000	625,000
Total Audit and Audit-Related Fees	2,712,320	3,112,155
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$2,712,320	$3,112,155
Entergy Mississippi
Audit Fees (a)	$1,291,036	$1,251,629
Audit-Related Fees (b)	400,000	150,000
Total Audit and Audit-Related Fees	1,691,036	1,401,629
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,691,036	$1,401,629
Entergy New Orleans
Audit Fees (a)	$1,050,786	$1,042,729
Audit-Related Fees (b)	210,000	210,000
Total Audit and Audit-Related Fees	1,260,786	1,252,729
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,260,786	$1,252,729

	2025	2024
Entergy Texas
Audit Fees (a)	$1,365,586	$1,341,629
Audit-Related Fees (b)	—	—
Total Audit and Audit-Related Fees	1,365,586	1,341,629
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,365,586	$1,341,629
System Energy
Audit Fees (a)	$1,205,736	$1,176,629
Audit-Related Fees (b)	—	—
Total Audit and Audit-Related Fees	1,205,736	1,176,629
Tax Fees	—	—
All Other Fees	—	—
Total Fees (d)	$1,205,736	$1,176,629

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
(b)Audit-Related Fees includes fees for employee benefit plan audits and other attestation services.
(c)Includes the license fee for an accounting research tool in 2025 and 2024, as well as the fees for the SEC climate related disclosure rules readiness assessment and a training provided in 2024.
(d)100% of fees in 2025 and 2024 were pre-approved by the Entergy Corporation Audit Committee in accordance with the policy described below.

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

Schedules are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(a)3.	Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page 540 and are incorporated by reference herein). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Arkansas

(a) 1 --	Plan of Merger of Entergy Arkansas, Inc. and Entergy Arkansas Power, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-10764).

Entergy Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

Entergy Mississippi

(c) 1 --	Plan of Merger of Entergy Mississippi, Inc. and Entergy Mississippi Power and Light, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(d) 1 --	Plan of Merger of Entergy New Orleans, Inc. and Entergy New Orleans Power, LLC (2.1 to Form 8-K12B filed December 1, 2017 in 1-35747).

(3) Articles of Incorporation and Bylaws

Entergy Corporation

(a) 1--	Restated Certificate of Incorporation of Entergy Corporation, dated January 16, 2025 (3(a)1 to Form 10-K for the year ended December 31, 2024 in 1-11299).

(a) 2--	Amended and Restated Bylaws of Entergy Corporation, effective as of December 6, 2024 (3.1 to Form 8-K filed December 6, 2024 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy effective April 28, 1989 (3(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	By-Laws of System Energy effective July 6, 1998 (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Amended and Restated Certificate of Formation of Entergy Arkansas effective December 1, 2018 (3.3 to Form 8-K12B filed December 3, 2018 in 1-10764).

(c) 2 --	Amended and Restated Company Agreement of Entergy Arkansas effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-10764).

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

(a) 9 --	Indenture (For Unsecured Subordinated Debt Securities), dated as of May 1, 2024, between Entergy Corporation and The Bank of New York Mellon (4(a) to Form 8-K filed May 23, 2024 in 1-11299).

(a) 10 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Subordinated Debt Securities) of Entergy Corporation, dated as of May 1, 2024, establishing the terms of Entergy Corporation’s Junior Subordinated Debentures due December 1, 2054, dated as of May 20, 2024 (4(b) to Form 8-K filed May 23, 2024 in 1-11299).

(a) 11 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Subordinated Debt Securities) of Entergy Corporation, dated as of May 1, 2024, establishing the terms of Entergy Corporation’s Series 2025A Junior Subordinated Debentures due June 15, 2056, dated as of November 4, 2025 (4(b) to Form 8-K filed November 7, 2025 in 1-11299).

(a) 12 --
Officer’s Certificate for Entergy Corporation supplemental to Indenture (For Unsecured Subordinated Debt Securities) of Entergy Corporation, dated as of May 1, 2024, establishing the terms of Entergy Corporation’s Series 2025B Junior Subordinated Debentures due June 15, 2056, dated as of November 4, 2025 (4(b) to Form 8-K filed November 7, 2025 in 1-11299).

(a) 13 --
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

(a) 14 --
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent (4(a) to Form 10-Q for the quarter ended June 30, 2025 in 1-11299).

*(a) 15 --
Global Assignment and Assumption effective June 27, 2025, among the Assignors and Assignees identified therein, relating to, among other things, the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto.

*(a) 16 --	Description of Entergy Corporation’s securities registered under Section 12 of the Securities Exchange Act of 1934.

System Energy

(b) 1 --	Mortgage and Deed of Trust, dated as of June 15, 1977, as amended and restated by the following Supplemental Indenture: (4.42 to Form 8-K filed September 25, 2012 in 1-9067 (Twenty-fourth)).

(b) 2 --
Officer’s Certificate No. 2-B-2 for System Energy supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing the terms of System Energy’s First Mortgage Bonds, MBFC Series due 2044 (4(a) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 3 --
Officer’s Certificate No. 4-B-4 for System Energy supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing the terms of System Energy’s First Mortgage Bonds, 6.00% Series due April 15, 2028 (4.75 to Form 8-K filed March 14, 2023 in 1-09067).

(b) 4 --
Officer’s Certificate No. 5-B-5 for System Energy supplemental to Mortgage and Deed of Trust of System Energy, dated as of June 15, 1977, establishing the terms of System Energy’s First Mortgage Bonds, 5.30% Series due December 15, 2034 (4.75 to Form 8-K filed December 6, 2024 in 1-09067).

(b) 5 --
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

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 4(a)-7 in 2-10261 (Seventh); 2(b)-10 in 2-15767 (Tenth); 2(c) in 2-28869 (Sixteenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirtieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-first); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-ninth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Forty-first); 4(d)(2) in 33-54298 (Forty-sixth); C-2 to Form U5S for the year ended December 31,1995 (Fifty-third); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K filed October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K filed December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K filed January 9, 2013 in 1-10764 (Seventy-second); 4.05 to Form 8-K filed December 9, 2014 in 1-10764 (Seventy-seventh); 4.05 to Form 8-K filed January 8, 2016 in 1-10764 (Seventy-eighth); 4.05 to Form 8-K filed August 16, 2016 in 1-10764 (Seventy-ninth); 4(a) to Form 10-Q for the quarter ended September 30, 2018 (Eightieth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-10764 (Eighty-first); 4.39 to Form 8-K filed March 19, 2019 in 1-10764 (Eighty-second); 4.49 to Form 8-K filed September 11, 2020 in 1-10764 (Eighty-third); 4.49 to Form 8-K filed March 30, 2021 in 1-10764 (Eighty-fourth); 4.66 to Form 8-K filed January 6, 2023 in 1-1-764 (Eighty-fifth); 4.66 to Form 8-K filed August 17, 2023 in 1-10764 (Eighty-sixth); 4.66 to Form 8-K filed May 10, 2024 in 1-10764 (Eighty-seventh); and 4.66 to Form 8-K filed January 8, 2026 in 1-10764 (Eighty-eighth)).

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

(c) 3 --
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent (4(b) to Form 10-Q for the quarter ended June 30, 2025 in 1-10764).

(c) 4 --
Global Assignment and Assumption effective June 27, 2025, among the Assignors and Assignees identified therein, relating to, among other things, the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (filed herewith as Exhibit 4(a)15).

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

(d) 3 --
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent (4(c) to Form 10-Q for the quarter ended June 30, 2025 in 1-32718).

(d) 4 --
Global Assignment and Assumption effective June 27, 2025, among the Assignors and Assignees identified therein, relating to, among other things, the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (filed herewith as Exhibit 4(a)15).

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

(d) 25 --
Officer’s Certificate No. 22-B-17, dated March 23, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, LCDA 2021A Series due 2030 and Collateral Trust Mortgage Bonds, LCDA 2021B Series due 2036 (4(a) to Form 8-K filed April 1, 2021 in 1-32718).

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

(d) 29--
Officer’s Certificate No. 30-B-22, dated August 6, 2024, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 5.15% Series due September 15, 2034 (4.67 to Form 8-K filed August 9, 2024 in 1-32718).

(d) 30 --
Officer’s Certificate No. 32-B-23, dated as of January 2, 2025, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 5.80% Series due March 15, 2055 (4(d)(30) to Form 10-K for the year ended December 31, 2024 in 1-32718).

*(d) 31 --	Description of Entergy Louisiana’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Mississippi

(e) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by the following Supplemental Indentures: (4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Mortgage); 4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Sixth); A-2(c) to Rule 24 Certificate filed May 14, 1999 in 70-8719 (Thirteenth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4.38 to Form 8-K filed December 11, 2012 in 1-31508 (Thirtieth); 4.05 to Form 8-K filed March 21, 2014 in 1-31508 (Thirty-first); 4.05 to Form 8-K filed May 13, 2016 in 1-31508 (Thirty-second); 4.16 to Form 8-K filed September 15, 2016 in 1-31508 (Thirty-third); 4.16 to Form 8-K filed November 14, 2017 in 1-31508 (Thirty-fourth); 4.1 to Form 8-K filed November 21, 2018 in 1-31508 (Thirty-fifth); 4.1 to Form 8-K-12B filed December 3, 2018 in 1-31508 (Thirty-sixth); 4(a) to Form 8-K filed December 12, 2018 in 1-31508 (Thirty-seventh); 4.46 to Form 8-K filed June 5, 2019 in 1-31508 (Thirty-eighth); 4.56 to Form 8-K filed May 22, 2020 in 1-31508 (Thirty-ninth); 4.56 to Form 8-K filed November 16, 2021 in 1-31508 (Fortieth); 4.73 to Form 8-K filed May 12, 2023 in 1-31508 (Forty-first); 4.73 to Form 8-K filed May 16, 2024 in 1-31508 (Forty-second); and 4.73 to Form 8-K filed March 13, 2025 in 1-31508 (Forty-third)).

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

(e) 3 --
Extension to the First Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Mississippi, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent (4(d) to Form 10-Q for the quarter ended June 30, 2025 in 1-31508).

(e) 4 --
Global Assignment and Assumption effective June 27, 2025, among the Assignors and Assignees identified therein, relating to, among other things, the First Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Mississippi, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (filed herewith as Exhibit 4(a)15).

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

(g) 2 --
Officer’s Certificate No. 8-B-6 dated May 18, 2015, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.15% Series due June 1, 2045 (4.40 to Form 8-K filed May 21, 2015 in 1-34360).

(g) 3 --
Officer’s Certificate No. 10-B-8 dated November 14, 2017, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 3.45% Series due December 1, 2027 (4.48 to Form 8-K filed November 17, 2017 in 1-34360).

(g) 4 --
Officer’s Certificate No. 12-B-9 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 4.0% Series due March 30, 2029 (4.47(a) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 5 --
Officer’s Certificate No. 12-B-10 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 4.5% Series due March 30, 2039 (4.47(b) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 6 --
Officer’s Certificate No. 13-B-11 dated September 16, 2019, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 3.55% Series due September 30, 2049 (4.57 to Form 8-K filed September 20, 2019 in 1-34360).

(g) 7 --
Officer’s Certificate No. 16-B-13 dated September 28, 2020, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 1.75% Series due March 15, 2031 (4.57 to Form 8-K filed October 1, 2020 in 1-34360).

(g) 8 --
Officer’s Certificate No. 18-B-14 dated August 11, 2021, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 1.50% Series due September 1, 2026 (4.57 to Form 8-K filed August 17, 2021 in 1-34360).

(g) 9 --
Officer’s Certificate No. 20-B-15, dated August 22, 2022, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.00% Series due September 15, 2052 (4.74 to Form 8-K filed August 25, 2022 in 1-34360).

(g) 10 --
Officer’s Certificate No. 21-B-16, dated August 8, 2023, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.80% Series due September 1, 2053 (4.74 to Form 8-K filed August 11, 2023 in 1-34360).

(g) 11 --
Officer’s Certificate No. 23-B-17, dated August 12, 2024, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.55% Series due September 15, 2054 (4.74 to Form 8-K filed August 15, 2024 in 1-34360).

(g) 12 --
Officer’s Certificate No. 24-B-18, dated February 24, 2025, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.25% Series due April 15, 2035 (4.74 to Form 8-K filed February 27, 2025 in 1-34360).

(g) 13 --
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

(g) 14 --
Extension to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent (4(e) to Form 10-Q for the quarter ended June 30, 2025 in 1-34360).

(g) 15 --
Global Assignment and Assumption effective June 27, 2025, among the Assignors and Assignees identified therein, relating to, among other things, the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd. and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (filed herewith as Exhibit 4(a)15).

(g) 16 --
Statement of Resolution Establishing the 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

(g) 17 --
Statement of Resolution Establishing the 5.10% Series B Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.1 to Form 8-K filed November 9, 2021 in 1-34360).

(g) 18 --	Description of Entergy Texas’s securities registered under Section 12 of the Securities Exchange Act of 1934 (4(g)12 to Form 10-K for the year ended December 31, 2021 in 1-34360).

(10)  Material Contracts

Entergy Corporation

+(a) 1--	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 2 --	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Appendix C to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 3 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 4 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 5 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 6 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 7 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 8 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

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

+(a) 11 --	Third Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)11 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 12 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 13 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 14 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 15 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 16 --	Third Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)16 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 17 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 18 --	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 19 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 20 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 21 --	Fourth Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)21 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 22 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 23 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 24 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 25--	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 26 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 27 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 28 --	Sixth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 1, 2014 (10(a)25 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 29 --	Seventh Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective August 25, 2021 (10(a)26 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 30 --	Eighth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021 (10(a)27 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 31 --	Ninth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 1, 2022 (10(a)28 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 32 --	Tenth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 1, 2024 (10(a)32 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 33 --	Eleventh Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 1, 2025 (10(a)33 to Form 10-K for the year ended December 2024 in 1-11299).

+(a) 34 --	Cash Balance Equalization Plan of Entergy Corporation effective July 1, 2014 (10(a)31 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 35 --	First Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2021 (10(a)34 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 36 --	Second Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2021 (10(a)35 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 37 --	Third Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2022 (10(a)36 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 38 --	Fourth Amendment of the Cash Balance Equalization Plan of Entergy Corporation effective January 1, 2024 (10(a)37 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 39 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 40 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 41 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 42 --	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 43 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 44 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 45 --	Sixth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021 (10(a)35 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 46 --	Seventh Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 14, 2021 (10(a)37 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 47 --	Eighth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 1, 2022 (10(a)38 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 48 --	Ninth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, executed December 13, 2023 (10(a)47 to Form 10-K for the year ended December 31, 2023 in 1-11299).

+(a) 49 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 50 --	Entergy Nuclear Retention Plan, as amended and restated effective January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 51 --	First Amendment to the Entergy Nuclear Retention Plan, effective May 2, 2019 (10(a)47 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 52 --	Second Amendment to the Entergy Nuclear Retention Plan, effective June 27, 2022 (10(a)48 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 53 --	Third Amendment to the Entergy Nuclear Retention Plan, effective December 15, 2022 (10(a)49 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 54 --	2019 Entergy Corporation Omnibus Incentive Plan (Appendix B to 2019 Proxy Statement, dated March 22, 2019 in 1-11299).

+(a) 55 --	Form of Stock Option Grant Agreement (10(a)45 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 56 --	Form of Long Term Incentive Program Performance Unit Agreement (10(a)46 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 57 --	Form of Restricted Stock Grant Agreement (10(a)47 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 58 --	Form of Restricted Stock Units Grant Agreement (10(a)48 to Form 10-K for the year ended December 31, 2019 in 1-11299).

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

+(a) 63 --
Amendment No. 2 to First Amended and Restated 2019 Entergy Corporation Non-Employee Director Service Recognition Program, effective June 1, 2025 (10(b) to Form 10-Q for the quarter ended June 30, 2025 in 1-11299).

+(a) 64 --	First Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of December 3, 2021 (10(a)53 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 65 --	Second Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of June 1, 2022 (10(b) to Form 10-Q for the quarter ended September 30, 2022 in 1-11299).

+(a) 66 --	Third Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program, effective June 1, 2024 (10(b) to Form 10-Q for the quarter ended June 30, 2024 in 1-11299).

+(a) 67 --	Entergy Corporation Non-Employee Director Cash Deferral Plan effective as of December 3, 2021 (10(a)54 to Form 10-K for the year ended December 31, 2021 in 1-11299).

+(a) 68 --	First Amended and Restated Entergy Corporation Non-Employee Director Cash Deferral Plan effective July 29, 2022 (10(a) to Form 10-Q for the quarter ended September 30, 2022 in 1-11299).

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

+(a) 72 --	Amendment No. 1 to 2019 Entergy Corporation Omnibus Incentive Plan, dated May 5, 2023 (99.2 to Form 8-K filed May 10, 2023 in 1-11299).

+(a) 73 --	Retirement Benefit Agreement, dated as of November 30, 2022, between Marcus V. Brown and Entergy Corporation (10(a)66 to Form 10-K for the year ended December 31, 2022 in 1-11299).

+(a) 74 --	Form of Long Term Incentive Program Performance Unit Agreement (10(a)72 to Form 10-K for the year ended December 31, 2023 in 1-11299).

(a) 75 --
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.1 to Form 8-K filed March 19, 2025 in 1-11299).

(a) 76 --
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and Bank of America, N.A. in its capacity as a Forward Purchaser (10.2 to Form 8-K filed March 19, 2025 in 1-11299).

(a) 77 --
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and JPMorgan Chase Bank, National Association, New York Branch in its capacity as a Forward Purchaser (10.3 to Form 8-K filed March 19, 2025 in 1-11299).

(a) 78 --
Confirmation of Forward Sale Transaction, dated March 17, 2025, between Entergy Corporation and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent) in its capacity as a Forward Purchaser (10.4 to Form 8-K filed March 19, 2025 in 1-11299).

(a) 79 --
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.1 to Form 8-K filed March 21, 2025 in 1-11299).

(a) 80 --
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and Bank of America, N.A. in its capacity as a Forward Purchaser (10.2 to Form 8-K filed March 21, 2025 in 1-11299).

(a) 81 --
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and JPMorgan Chase Bank, National Association, New York Branch in its capacity as a Forward Purchaser (10.3 to Form 8-K filed March 21, 2025 in 1-11299).

(a) 82 --
Confirmation of Additional Forward Sale Transaction, dated March 19, 2025, between Entergy Corporation and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent) in its capacity as a Forward Purchaser (10.4 to Form 8-K filed March 21, 2025 in 1-11299).

System Energy

(b) 1 --
Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (10(b)11 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	Lease Supplement No. 4, dated as of January 15, 2014, to Facility Lease No. 1 (10(b)12 to Form 10-K for the year ended December 31, 2016 in 1-11299).

(b) 3 --
Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (10(b)13 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 4 --	Lease Supplement No. 4, dated as of May 28, 2014, to Facility Lease No. 2 (10(b)14 to Form 10-K for the year ended December 31, 2016 in 1-11299).

(b) 5 --	Availability Agreement, dated October 1, 2025, among System Energy and Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans (1.01 to Form 8-K filed October 3, 2025 in 1-09067).

(b) 6 --
First Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 2025, among System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans and The Bank of New York Mellon, as Mortgage Trustee (1.02 to Form 8-K filed October 3, 2025 in 1-09067).

(b) 7 --
Second Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 2025, among System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans and The Bank of New York Mellon, as Mortgage Trustee (1.03 to Form 8-K filed October 3, 2025 in 1-09067).

(b) 8 --
Third Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 2025, among System Energy, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans and The Bank of New York Mellon, as Mortgage Trustee (1.04 to Form 8-K filed October 3, 2025 in 1-09067).

(b) 9 --
Unit Power Sales Agreement, as amended effective as of October 1, 2025, among System Energy and Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans (1.05 to Form 8-K filed October 3, 2025 in 1-09067).

Entergy New Orleans

(c) 1 --	Purchase and Sale Agreement, between Entergy New Orleans, as Seller, and Delta State Utilities NO, LLC, as Buyer, dated October 28, 2023 (1.01 to Form 8-K filed October 30, 2023 in 1-11299).

Entergy Texas

(d) 1 --
Participation Agreement, dated as of December 9, 2025, by and among Entergy Texas, as Lessee and Construction Agent, BA Leasing BSC, LLC, as Lessor, Bank of America, N.A., acting in the capacity as Administrative Agent, and the persons named on Schedule II thereto, as “Rent Assignees” (10.1 to Form 8-K filed December 11, 2025 in 1-34360).

(d) 2 --
Construction Agency Agreement, dated as of December 9, 2025, by and between Entergy Texas, as Construction Agent, and BA Leasing BSC, LLC, as Lessor (10.2 to Form 8-K filed December 11, 2025 in 1-34360).

(d) 3 --
Lease, Deed of Trust and Security Agreement, dated as of December 9, 2025, by and between Entergy Texas, as Lessee, and BA Leasing BSC, LLC, as Lessor (10.3 to Form 8-K filed December 11, 2025 in 1-34360).

(14) Code of Ethics

Entergy Corporation

(a)	Entergy Corporation Code of Business Conduct and Ethics (14(a) to Form 10-K for the year ended December 31, 2020 in 1-32718).

*(19) Entergy System Insider Trading Policy adopted separately by each of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy .

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consents of Deloitte & Touche LLP are contained herein at page 566.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

**(a)	Section 1350 Certification for Entergy Corporation.

**(b)	Section 1350 Certification for Entergy Corporation.

**(c)	Section 1350 Certification for Entergy Arkansas.

**(d)	Section 1350 Certification for Entergy Arkansas.

**(e)	Section 1350 Certification for Entergy Louisiana.

**(f)	Section 1350 Certification for Entergy Louisiana.

**(g)	Section 1350 Certification for Entergy Mississippi.

**(h)	Section 1350 Certification for Entergy Mississippi.

**(i)	Section 1350 Certification for Entergy New Orleans.

**(j)	Section 1350 Certification for Entergy New Orleans.

**(k)	Section 1350 Certification for Entergy Texas.

**(l)	Section 1350 Certification for Entergy Texas.

**(m)	Section 1350 Certification for System Energy.

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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026

Andrew S. Marsh (Chair of the Board, Chief Executive Officer and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Gina F. Adams, John H. Black, John R. Burbank, J. Frank Caldwell, Jr., Kirkland H. Donald, Brian W. Ellis, Philip L. Frederickson, M. Elise Hyland, Stuart L. Levenick, Karen A. Puckett, and R. Lewis Ropp (Directors).

By: /s/ Reginald T. Jackson	February 19, 2026
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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026

Laura R. Landreaux (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Kimberly Cook-Nelson (Director).

By: /s/ Reginald T. Jackson	February 19, 2026
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

Date: February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Kimberly Cook-Nelson (Director).

By: /s/ Reginald T. Jackson	February 19, 2026
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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Kimberly Cook-Nelson (Director).

By: /s/ Reginald T. Jackson	February 19, 2026
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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026

Deanna D. Rodriguez (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Kimberly Cook-Nelson (Director).

By: /s/ Reginald T. Jackson	February 19, 2026
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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026

Eliecer Viamontes (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Kimberly A. Fontan (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Kimberly Cook-Nelson (Director).

By: /s/ Reginald T. Jackson	February 19, 2026
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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Reginald T. Jackson Reginald T. Jackson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026

Kimberly A. Fontan (Chair of the Board, President, Chief Financial Officer, and Director; Principal Executive Officer and Principal Financial Officer); John C. Dinelli and Barrett E. Green (Directors).

By: /s/ Reginald T. Jackson	February 19, 2026
(Reginald T. Jackson, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-289302 on Form S-3 and in Registration Statements Nos. 333-174148, 333-204546, 333-231800, 333-251819 and 333-275398 on Form S-8 of our reports dated February 19, 2026, relating to the financial statements of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2025.

We consent to the incorporation by reference in Registration Statement No. 333-289302-05 on Form S-3 of our reports dated February 19, 2026, relating to the financial statements of Entergy Arkansas, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, LLC for the year ended December 31, 2025.

We consent to the incorporation by reference in Registration Statement No. 333-289302-04 on Form S-3 of our reports dated February 19, 2026, relating to the financial statements of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2025.

We consent to the incorporation by reference in Registration Statement No. 333-289302-02 on Form S-3 of our reports dated February 19, 2026, relating to the financial statements of Entergy Mississippi, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Mississippi, LLC for the year ended December 31, 2025.

We consent to the incorporation by reference in Registration Statement No. 333-289302-01 on Form S-3 of our reports dated February 19, 2026, relating to the financial statements of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2025.

We consent to the incorporation by reference in Registration Statement No. 333-289302-03 on Form S-3 of our report dated February 19, 2026, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2025.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 19, 2026