Form 10-Q
period 2026-03-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2026-05-01
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at March 31, 2026
Entergy Corporation	($0.01 par value)	457,832,070

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2025, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules, market design and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, delays in developing or interconnecting new generation or other resources or other adverse effects arising from the volume of requests in the MISO transmission interconnection queue, which delays or other adverse effects may be exacerbated by significant current and expected load growth, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies (including, in each case, as it relates to new generation or transmission projects designed to serve the increased load growth of new large-scale data centers and other large customers);
•changes in utility regulation, including, with respect to retail and wholesale competition and special rules supporting service to large-scale data centers, the ability to recover net utility assets and other potential stranded costs, including those capital investments associated with unrealized customer growth expectations (including data center customers), and the application of more stringent return on equity criteria, transmission reliability requirements, or market power criteria by the FERC or the U.S. Department of Justice;
•changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities, nuclear materials and fuel, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and fuel;

FORWARD-LOOKING INFORMATION (Continued)

•resolution of pending or future applications, as well as regulatory proceedings, litigation or actions of governmental officials (including the presidential administration), relating to generation, transmission, or other facilities (including license modifications or other authorizations for nuclear generating facilities and applications relating to any facilities designed to serve large-scale data centers) and the effect of public and political opposition on these applications, regulatory proceedings, litigation, and actions, including without limitation opposition to the employment of technologies to capture, transport, and store carbon dioxide from gas plants, land use opposition to new solar facilities and transmission lines, and land use and other opposition to wind turbines;
•the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;
•increases in costs and capital expenditures that could result from changing regulatory requirements, changing governmental policies, priorities, programs, and actions, including as a result of tariffs, shifts in international trade policies, and other measures, changing or volatile economic conditions, disruptions to pre-existing supply chains and vendor relations, and emerging operating and industry issues, such as anticipated growth in demand from large-scale data centers, and the risks related to recovery of these costs and capital expenditures from Entergy’s customers (especially in an increasing cost environment);
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
•volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, including as a result of trade-related governmental actions, such as tariffs and other measures, or other geopolitical tensions, and the effect of those changes on Entergy and its customers;
•changes in environmental laws and regulations, agency positions, or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, waste management and disposal, remediation of contaminated sites, wetlands protection and permitting, and reporting, and changes in costs of compliance with environmental laws and regulations, as well as changes to federal, state, or local laws and regulations, including the One Big Beautiful Bill Act of 2025, and governmental policies incentivizing the development or utilization of alternative sources of generation;
•changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;
•the effects of changes in federal, state, or local laws and regulations, such as the One Big Beautiful Bill Act of 2025, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy (including, among other things, data center energy use, efficiency standards, and sources of power) policies and related laws, regulations, and other governmental actions, including as a result of prolonged litigation over proposed legislation or regulatory actions;
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

FORWARD-LOOKING INFORMATION (Continued)

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
•Entergy’s ability to manage and execute on its capital projects, including any capital projects to serve the growing demand for electricity driven in part by the anticipated development of large-scale data centers, and to complete such capital projects timely and within budget, to obtain the anticipated performance or other benefits of such capital projects, and to manage its capital and operation and maintenance costs;
•the effects of supply chain disruptions, including those driven by geopolitical developments or trade-related governmental actions, including tariffs and other measures, and labor pressures, including from increased demand in the electric sector, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in the Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;
•changes to or the repeal of federal income tax laws, regulations, and interpretive guidance and policies, including the One Big Beautiful Bill Act of 2025 and the continuing impact of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, and any related intended or unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•the effect of interest rate volatility and other changes in the financial markets, federal law, including the One Big Beautiful Bill Act of 2025, and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
•actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates and the impacts of inflation or a recession on Entergy’s customers;
•the effects of government investigations, proceedings, or audits;

v

FORWARD-LOOKING INFORMATION (Continued)

•changes in technology, including (i) Entergy’s ability to effectively assess, acquire, implement, and manage new or emerging technologies, including its ability to maintain and protect personally identifiable information while doing so; (ii) the emergence of artificial intelligence (including machine learning), which may present increased electricity demand, as well as ethical, security, including cybersecurity, legal, operational, or regulatory challenges; (iii) advances in artificial intelligence (including machine learning) technologies that could reduce the expected electricity demand for these technologies and data centers; (iv) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management, and other measures that reduce load and government policies impacting development or utilization of the foregoing; and (v) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•Entergy’s ability to effectively formulate and implement plans to reduce emissions of greenhouse gases associated with climate change and increase carbon-free energy generation capacity, including its goal to achieve net-zero carbon emissions by 2050, the potential impact on its business and financial condition of attempting to achieve such objectives, and Entergy’s ability to make measurable progress toward any climate goals due to expected load growth or other factors;
•the effects, including increased security costs, of threatened or actual terrorism, cyber attacks, including those driven by artificial intelligence, or data security breaches, physical attacks on or other interference with facilities or infrastructure, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;
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
•the effects of a catastrophe, pandemic (or other health-related event), or a global or geopolitical event, such as escalating trade tensions between the United States and China, the military activities between Russia and Ukraine or in the Middle East, or the military conflict in Iran, including resultant economic and societal disruptions; fuel procurement disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions, including as a result of trade-related sanctions or geopolitical tensions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting and/or working partially remotely; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
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

FORWARD-LOOKING INFORMATION (Concluded)

•future wage and employee benefits costs, including changes in discount rates and returns on benefit plan assets and fluctuating costs to provide employee and retiree health benefits;
•changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission Entergy’s nuclear plant sites and the implementation of decommissioning of such sites following shutdown;
•the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties, such as lending, hedging, credit support, and major customer counterparties, including counterparties to data center electric service agreements, to satisfy their financial and performance commitments;
•reductions in the demand for electricity to power large-scale data centers and other large customers and the potential for stranded assets;
•concentration of business and credit risk with a small number of customers in an industry based on emerging technologies, including artificial intelligence and machine learning; and
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that they may undertake, and their ability to meet the rapidly growing demand for electricity, including from large-scale data center and other large customers, and to manage the impacts of growth in demand for electricity on customers and Entergy’s business.

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

EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2025, filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
GAAP	Generally Accepted Accounting Principles
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
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
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by the FERC, among Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

Utility
Entergy’s reportable segment that generates, transmits, distributes, and sells electric power, and which included a small amount of natural gas distribution in portions of Louisiana through June 30, 2025

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

Winter Storm Fern

In January 2026, portions of Entergy’s service territory experienced the effects of Winter Storm Fern, including prolonged freezing temperatures, heavy ice accumulations, and wind, which caused severe damage to Entergy’s infrastructure. Entergy’s current estimate for the cost of mobilizing crews and restoring power is approximately $480 million, including approximately $400 million in capital costs and approximately $80 million in non-capital costs. The impacts were primarily at Entergy Louisiana and Entergy Mississippi. There are well-established mechanisms and precedent for addressing these catastrophic events and providing the process for regulatory review of storm costs for prudence and for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles.

The severe weather event also affected the market for natural gas due to the effects of severe cold on the gas supply system and increased demand for gas to support electricity loads. Natural gas purchases in January 2026 for Entergy were $483 million, including $74 million for Entergy Arkansas, $256 million for Entergy Louisiana, $85 million for Entergy Mississippi, $20 million for Entergy New Orleans, and $48 million for Entergy Texas. This compares to natural gas purchases in January 2025 for Entergy of $207 million, including $25 million for Entergy Arkansas, $115 million for Entergy Louisiana, $28 million for Entergy Mississippi, $4 million for Entergy New Orleans, and $35 million for Entergy Texas. The Utility operating companies each have fuel recovery mechanisms in place to recover their natural gas costs. With the potential effect of the higher natural gas costs on customers, the Utility operating companies plan to work with their retail regulators to recover these costs in a manner that mitigates the effects on customer bills. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel cost recovery at the Utility operating companies.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Results of Operations

First Quarter 2026 Compared to First Quarter 2025

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the first quarter 2026 to the first quarter 2025 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2025 Net Income (Loss) Attributable to Entergy Corporation	$489,879	($129,119)	$360,760

Operating revenues	340,676	76	340,752
Fuel, fuel-related expenses, and gas purchased for resale	266,312	990	267,302
Purchased power	16,421	876	17,297
Other regulatory charges (credits) - net	136,142	—	136,142
Other operation and maintenance	(32)	930	898
Asset write-offs, impairments, and related charges	—	18,059	18,059
Taxes other than income taxes	7,842	(83)	7,759
Depreciation and amortization	27,293	(107)	27,186
Other income (deductions)	194,694	(731)	193,963
Interest expense	35,934	14,015	49,949
Other expenses	(6,016)	7	(6,009)
Income taxes	(2,869)	(9,382)	(12,251)
Preferred dividend requirements of subsidiaries and noncontrolling interests	4,227	—	4,227
2026 Net Income (Loss) Attributable to Entergy Corporation	$539,995	($155,079)	$384,916

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the first quarter 2026 to the first quarter 2025:

Amount
(In Millions)
2025 operating revenues	$2,830
Fuel, rider, and other revenues that do not significantly affect net income	330
Retail electric price	57
Return on construction work in progress for certain utility plant investments	30
Volume/weather	(5)
Effect of sale of natural gas distribution businesses	(72)
2026 operating revenues	$3,170

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2026;
•increases in Entergy Louisiana’s resilience plan cost recovery rider effective March 2025 and March 2026;
•an increase in Entergy Mississippi’s formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2026; and
•increases in Entergy Texas’s distribution cost recovery factor rider effective June 2025 and December 2025.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related costs are incurred.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, substantially offset by an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the data center, primary metals, and transportation industries.

The effect of sale of natural gas distribution businesses variance represents the decrease in operating revenues resulting from the absence of natural gas revenues at Entergy Louisiana and Entergy New Orleans following the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. The decrease in natural gas operating revenues is substantially offset in net income by the absence of operating expenses related to the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses following the sale. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Total electric energy sales for Utility for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	8,057	8,784	(8)
Commercial	6,230	6,243	—
Industrial	15,895	13,833	15
Governmental	555	560	(1)
Total retail	30,737	29,420	4
Sales for resale	2,789	1,634	71
Total	33,526	31,054	8

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased slightly comparing the first quarter 2026 to the first quarter 2025 primarily due to a decrease of $17 million in insurance expenses primarily due to higher nuclear insurance refunds and a decrease of $12 million in loss provisions. The decrease was substantially offset by an increase of $13 million in power delivery expenses primarily due to increased contract labor costs and an increase of $11 million in compensation and benefits costs primarily due to a revision to estimated incentive-based compensation expense in first quarter 2025.

Depreciation and amortization expenses increased primarily due to additions to plant in service, an increase in FERC jurisdictional depreciation rates at Entergy Arkansas and Entergy Louisiana effective January 2026, and an increase in nuclear depreciation rates at Entergy Louisiana effective September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana global stipulated settlement agreement.

Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in first quarter 2026.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $300 million of 5.45% Series mortgage bonds in May 2025;
•the issuances by Entergy Arkansas of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;
•the issuances by Entergy Louisiana of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026;
•the issuance by Entergy Mississippi of $600 million of 5.80% Series mortgage bonds in March 2025;
•the issuance by Entergy Texas of $500 million of 5.25% Series mortgage bonds in February 2025;
•an increase of $8 million in carrying costs on customer advances, including customer advances for construction; and
•$8 million in carrying costs in first quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by the repayment by Entergy Louisiana of $250 million of 4.44% Series mortgage bonds in January 2026.

Parent and Other

Asset write-offs, impairments, and related charges includes an $18 million non-cash impairment charge recognized in first quarter 2026 related to the sale of the non-utility operations businesses’ interest in the Independence power plant in April 2026.

Interest expense increased primarily due to the issuances of junior subordinated debentures totaling $1.3 billion in November 2025.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Income Taxes

The effective income tax rate was 18.3% for the first quarter 2026. The difference in the effective income tax rate for the first quarter 2026 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

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

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Corporation is primarily due to the net issuance of long-term debt in 2026.

	March 31, 2026	December 31, 2025
Debt to capital	65.9%	64.3%
Effect of excluding securitization bonds	(0.2%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	65.8%	64.1%
Effect of subtracting cash	(1.2%)	(1.5%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	63.2%	62.6%

(a)Calculation excludes the Texas securitization bonds, which are non-recourse to Entergy Texas.

As of March 31, 2026, 20.7% of the debt outstanding is at the parent company, Entergy Corporation, and 79.3% is at the Utility segment. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. Although there were no borrowings under the facility for the three months ended March 31, 2026, the estimated interest rate as of March 31, 2026 that would have been applied to outstanding borrowings under the facility was 5.27%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of March 31, 2026:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of March 31, 2026, Entergy Corporation had $1,367 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2026 was 3.95%.

As discussed in the Form 10-K, Entergy’s sources to meet its capital requirements and to fund potential investments include, among other things, debt and equity issuances in the capital markets. In addition to other planned debt issuances by the Registrant Subsidiaries and Entergy Corporation, borrowings under new or existing credit facilities and Entergy Corporation’s commercial paper program, and the planned equity issuances discussed below, Entergy Corporation currently expects to issue $3 billion in junior subordinated debentures through 2029.

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

In February 2026, Entergy Corporation physically settled a portion of its obligations under certain of its then-outstanding forward sale agreements under its at the market equity distribution program for cash proceeds of $346 million.

Entergy Corporation currently expects to issue approximately $6.6 billion of equity through 2029, which it may issue under its at the market equity distribution program or otherwise, with approximately $1.9 billion already settled or contracted under forward sale agreements as of March 31, 2026. See Note 3 to the financial statements herein and Note 7 to the financial statements in the Form 10-K for discussion of the forward sale agreements.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of Entergy’s planned construction and other capital investments for 2026 through 2029. The following are updates to that discussion.

Following are the current annual amounts of Entergy’s planned construction and other capital investments.

Planned construction and capital investments	2026	2027	2028	2029
	(In Millions)
Generation	$7,735	$11,765	$11,040	$7,690
Transmission	2,250	2,685	2,295	1,865
Distribution	2,725	2,055	1,715	1,965
Utility Support	455	340	330	300
Total	$13,165	$16,845	$15,380	$11,820

The updated capital plan for 2026-2029 reflects incremental capital investments for potential generation projects, primarily related to resources identified in Entergy Louisiana’s application filed with the LPSC in March 2026 as discussed below in “Entergy Louisiana Additional Generation and Transmission Resources”. The capital plan includes amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, the capital plan also includes amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•investments in generation projects to modernize, decarbonize, expand, and diversify the Utility operating companies’ portfolios, as well as to support customer growth, including Ironwood Power Station, Jefferson Power Station, Arkansas Cypress Solar, Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, Richland Parish Units 1-4, Pointe Coupee Units 1-3, Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, Vicksburg Advanced Power Station, Orange County Advanced Power Station, Lone Star Power Station, Legend Power Station, and potential construction of additional generation;
•investments in the Utility nuclear fleet;
•transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and
•distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

The planned construction and capital investments amounts above exclude investments expected to be funded with customer advances for construction.

Renewables

Entergy Arkansas Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. The facility is expected to be in service by the end of 2028.

Cypress Harvest Solar

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish, Louisiana. In March 2026 the LPSC staff filed an affidavit attesting that the Cypress Harvest Solar Facility meets the applicable parameters for Entergy Louisiana’s expedited certification process and recommending that the LPSC grant certification. At its April 2026 meeting, the LPSC voted to grant the requested approval and certification. The facility is expected to be in service by 2028.

Other Generation and Transmission

Jefferson Power Station

As discussed in the Form 10-K, in August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The estimated cost of the project is $1,602 million. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but was, in fact, $90 million below the cost presented. In its January 2026 order, the APSC also approved Entergy Arkansas’s recovery of the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Additionally, in its January 2026 order, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations for future generation additions, with limited exceptions where Entergy Arkansas believes that a specific solicitation should be restricted to a certain resource and provides a detailed explanation to the APSC supporting this belief, which the APSC later confirmed in its March 2026 order that this is a narrow exception. In February 2026, Entergy Arkansas filed for rehearing seeking to correct the benchmark. In March 2026 the APSC issued an order denying Entergy Arkansas’s petition and maintained the benchmark, although costs over the benchmark were not found to be disallowed. Also in its March 2026 order, the APSC ordered Entergy Arkansas to submit a draft of an all-source request for proposals within thirty days of the order, which Entergy Arkansas filed in April 2026. Also in March 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of its construction costs, as required by the APSC order. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including Jefferson Power Station, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates.

Entergy Louisiana Additional Generation and Transmission Resources

See the Form 10-K for discussion of Entergy Louisiana’s October 2024 application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement was previously executed.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In March 2026, Entergy Louisiana entered into an electric service agreement with Evest LLC (Evest), a subsidiary of Meta Platforms, Inc., in connection with establishing service to a second new data center to be developed by Evest in north Louisiana. The obligations pursuant to the agreement will commence following construction of certain transmission facilities needed to serve Evest, and the effectiveness of the agreement is conditioned upon receipt of required governmental approvals, including approval from the LPSC. Also in March 2026, Entergy Louisiana filed an application with the LPSC for certification to construct seven new combined cycle combustion turbine generation resources totaling 5,278 MW at a total cost of approximately $12.9 billion, each of which will be enabled for future carbon capture and storage, and three battery energy storage systems, including two that will be co-located with solar resources at the Cypress Harvest Solar Facility in Iberville Parish and the Bogalusa West Solar Facility in Washington Parish. The application also seeks approval to construct a new 500 kV transmission line, from West Fork Creek to St. Landry, estimated to cost $1.4 billion, and other related transmission facilities. Four of the new combined cycle combustion turbine generation resources are to be located near the customer site in north Louisiana (Richland Parish Units 1-4), while the remaining three units will be located near the existing Big Cajun site in Pointe Coupee Parish (Pointe Coupee Units 1-3). The seven new combined cycle combustion turbine generation resources have various estimated in-service dates in 2030 and 2031. The application also requests certain approvals related to a corporate sustainability agreement with the new customer. The corporate sustainability agreement contemplates the new customer contributing to the costs of the future addition of 2,500 MW of new renewable and energy storage resources, agreements involving nuclear-related efforts and contributions to bill assistance and other programs for low-income residents. Entergy Louisiana anticipates recovering the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application is pending before the LPSC. At its April 2026 meeting, the LPSC voted to direct the administrative hearings division to adopt a procedural schedule that would allow for LPSC consideration of the matter at its December 2026 meeting, and also to have the administrative hearings division serve as a hearing examiner and compile a record for the LPSC to consider without the issuance of a formal recommendation from the ALJ.

The electric service agreement and related contracts contain provisions that protect Entergy Louisiana’s current customers in a manner consistent with the LPSC’s Lightning Initiative and Entergy Louisiana’s Fair Share Plus guidelines, which the LPSC and Entergy Louisiana, respectively, developed in response to increased investment in large data centers in Louisiana. The protections include terms requiring the customer to pay Entergy Louisiana’s incremental costs to serve the customer, including through contributions in aid of construction, other advanced payments and minimum monthly bills. The agreements also include specified financial obligations in the event that Evest terminates the contracts early, restructures the project, or in the event of default. These specified financial obligations would be based on Entergy Louisiana’s unrecovered incremental costs to serve Evest at the time of such an event. Evest’s obligations under the electric service agreement and related contracts are secured by various forms of collateral, including a guaranty from Meta Platforms, Inc.

Finally, the electric service agreement also includes provisions relating to Entergy Louisiana’s performance obligations, including the timely construction of the facilities supporting service to Evest, audit rights for the construction costs supported by Evest, and service standards during the term of the electric service agreement. Entergy Louisiana’s failure to meet one or more of these performance obligations could result in specified financial and/or non-financial penalties. Such penalties would vary based on the nature and severity of the failure, including the potential termination of the electric service agreement.

Babel - Webre 500 kV Transmission Project

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas on the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. A procedural schedule has been set with a hearing scheduled for September 2026. Discovery is ongoing.

Waterford 6 Power Station and Westlake Power Station

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana and existing Roy S. Nelson site in Westlake, Louisiana, respectively. In its application, Entergy Louisiana noted the estimated costs are approximately $2,027 million for the Waterford 6 Power Station and $2,091 million for the Westlake Power Station. As described in the application, Entergy Louisiana is considering a third-party financing approach for the Waterford 6 Power Station. Entergy Louisiana asked that the LPSC consider the requests in the application at or before its December 2026 meeting. A procedural schedule has been set with hearings scheduled in October and November 2026. The estimated in-service dates for the Waterford 6 Power Station and Westlake Power Station are July 2030 and October 2030, respectively.

Entergy Mississippi Additional Generation and Transmission Resources

As discussed in the Form 10-K, in March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data center campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. In April 2026, Amazon Web Services announced the expansion of the data center campuses located in Madison County, Mississippi. The February 2025 agreement will serve this expansion. Also, in April 2026, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Hinds County, Mississippi in which Amazon Web Services is investing. Consistent with Entergy Mississippi’s Fair Share Plus guidelines, the large customer supply and service agreements are structured to ensure that the customer pays its incremental cost to serve and includes protections in the event of early termination.

Dividends

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  In April 2026 the Board declared a dividend of $0.64 per share.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Millions)
Cash and cash equivalents at beginning of period	$1,929	$860

Net cash provided by (used in):
Operating activities	829	536
Investing activities	(2,422)	(1,711)
Financing activities	3,235	1,828
Net increase in cash and cash equivalents	1,642	653

Cash and cash equivalents at end of period	$3,571	$1,513

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $293 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase of $294 million in receipts of advance payments related to customer agreements, including $263 million in customer advances and $31 million in tax gross-up on customer advances for construction, and higher collections from Utility customers. The increase was partially offset by higher fuel and purchased power payments and the timing of payments to vendors. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $711 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•an increase of $408 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Arkansas on the Ironwood Power Station project and the Jefferson Power Station project, by Entergy Louisiana on the Richland Parish Power Station Units 1 and 2 project, the Waterford 5 Power Station project, and the Waterford 6 Power Station project, and by Entergy Mississippi on the Traceview Advanced Power Station project; partially offset by lower spending by Entergy Texas on the Orange County Advanced Power Station project in 2026 and lower spending on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station;
•an increase of $136 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026;
•an increase of $65 million in transmission construction expenditures primarily due to higher spending by Entergy Louisiana on the Amite South transmission projects, increased spending on various other transmission projects, and higher capital expenditures as a result of increased development in the Utility service area in 2026;
•an increase of $62 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•payments to storm reserve escrow accounts of $3 million in 2026 compared to net receipts from storm reserve escrow accounts of $39 million in 2025.

The increase was partially offset by a decrease of $128 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2026.

Financing Activities

Net cash flow provided by financing activities increased $1,407 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•long-term debt activity providing approximately $2,391 million of cash in 2026 compared to providing approximately $1,595 million of cash in 2025;
•$346 million in net proceeds from the issuance of common stock in forward contracts under the at the market equity distribution program in 2026. There were no issuances of common stock under the at the market equity distribution program in 2025; and
•an increase of $322 million in net issuances of commercial paper in 2026 as compared to 2025.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by an increase of $35 million in common stock dividends paid in 2026 as compared to 2025 as a result of an increase in the dividend paid per share and an increase in the number of shares outstanding. See Note 3 to the financial statements herein and Note 7 to the financial statements in the Form 10-K for discussion of the equity distribution program. See Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K for details of Entergy’s commercial paper program and long-term debt.

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

Market and Credit Risk Sensitive Instruments

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Market and Credit Risk Sensitive Instruments” in the Form 10-K for a discussion of market and credit risk sensitive instruments. The following are updates to that discussion.

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreements. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2026, based on power prices at that time, Entergy had $10 million of posted cash collateral.

In addition to the ability to post cash collateral, each of the Utility operating companies has uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. See Note 4 to the financial statements herein for discussion of these letter of credit facilities. As of March 31, 2026, Entergy Arkansas had $37 million of posted cash collateral, Entergy Louisiana had $67 million of posted cash collateral, and Entergy New Orleans had $5 million of posted cash collateral.

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

In March 2026 the NRC issued an inspection report for Grand Gulf, in which it identified a preliminary “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators.  The NRC is continuing its evaluation of the issue and is expected to complete its determination during second quarter 2026.  If the NRC’s review results in a final white finding, Grand Gulf would be placed in Column 2 and would remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,170,273	$2,757,866
Natural gas	—	71,731
Other	17,353	17,277
TOTAL	3,187,626	2,846,874

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	611,824	344,522
Purchased power	363,043	345,746
Nuclear refueling outage expenses	24,143	33,041
Other operation and maintenance	673,565	672,667
Asset write-offs, impairments, and related charges	18,059	—
Decommissioning	58,818	55,929
Taxes other than income taxes	206,524	198,765
Depreciation and amortization	540,129	512,943
Other regulatory charges (credits) - net	119,299	(16,843)
TOTAL	2,615,404	2,146,770

OPERATING INCOME	572,222	700,104

OTHER INCOME
Allowance for equity funds used during construction	47,340	44,018
Interest and investment income	215,810	33,406
Miscellaneous - net	22,963	14,726
TOTAL	286,113	92,150

INTEREST EXPENSE
Interest expense	399,916	348,384
Allowance for borrowed funds used during construction	(20,176)	(18,593)
TOTAL	379,740	329,791

INCOME BEFORE INCOME TAXES	478,595	462,463

Income taxes	87,790	100,041

CONSOLIDATED NET INCOME	390,805	362,422

Preferred dividend requirements of subsidiaries and noncontrolling interests	5,889	1,662

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$384,916	$360,760

Earnings per average common share:
Basic	$0.84	$0.84
Diluted	$0.83	$0.82

Basic average number of common shares outstanding	455,717,833	430,347,768
Diluted average number of common shares outstanding	462,510,666	440,648,342

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)

Net Income	$390,805	$362,422

Other comprehensive income (loss)
Pension and other postretirement plan changes (net of tax expense (benefit) of $1,037 and ($2,284))	3,911	(3,729)
Other comprehensive income (loss)	3,911	(3,729)

Comprehensive Income	394,716	358,693
Preferred dividend requirements of subsidiaries and noncontrolling interests	5,889	1,662
Comprehensive Income Attributable to Entergy Corporation	$388,827	$357,031

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$390,805	$362,422
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	654,669	622,566
Deferred income taxes, tax credits, and non-current taxes accrued	86,073	94,973
Asset write-offs, impairments, and related charges	18,059	—
Changes in working capital:
Receivables	65,110	51,477
Fuel inventory	2,187	3,261
Accounts payable	26,198	(189,497)
Taxes accrued	(109,734)	(95,589)
Interest accrued	47,247	11,595
Deferred fuel costs	(308,610)	(277,236)
Customer advances - current	251,591	105,799
Other working capital accounts	(116,674)	5,506
Changes in provisions for estimated losses	(32,692)	(34,239)
Changes in other regulatory assets	115,232	154,818
Changes in other regulatory liabilities	(384,331)	(201,803)
Changes in customer advances - non-current	117,198	25,000
Changes in pension and other postretirement funded status	(59,013)	(58,834)
Other	65,649	(44,031)
Net cash flow provided by operating activities	828,964	536,188

INVESTING ACTIVITIES
Construction/capital expenditures	(2,252,293)	(1,660,169)
Allowance for equity funds used during construction	47,340	44,018
Nuclear fuel purchases	(150,738)	(88,557)
Payment for purchase of plant	—	(1,282)
Changes in securitization account	(5,727)	(5,438)
Payments to storm reserve escrow accounts	(2,767)	(4,448)
Receipts from storm reserve escrow accounts	—	43,789
Decrease (increase) in other investments	(17,929)	472
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	3,546
Proceeds from nuclear decommissioning trust fund sales	945,975	364,837
Investment in nuclear decommissioning trust funds	(985,748)	(407,146)
Net cash flow used in investing activities	(2,421,887)	(1,710,378)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,681,682	2,447,850
Treasury stock	6,592	22,660
Common stock	345,711	—
Retirement of long-term debt	(1,290,977)	(852,754)
Changes in commercial paper - net	724,580	402,694
Customer advances received for construction	261,711	211,459
Customer advances used for construction	(190,902)	(149,543)
Other	(5,890)	8,360
Dividends paid:
Common stock	(292,867)	(258,249)
Preferred stock	(4,580)	(4,580)
Net cash flow provided by financing activities	3,235,060	1,827,897

Net increase in cash and cash equivalents	1,642,137	653,707

Cash and cash equivalents at beginning of period	1,928,916	859,703

Cash and cash equivalents at end of period	$3,571,053	$1,513,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$287,389	$326,519
Income taxes - net	($423)	($1,252)
Noncash investing activities:
Accrued construction expenditures	$657,112	$657,132

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$68,145	$45,895
Temporary cash investments	3,502,908	1,883,021
Total cash and cash equivalents	3,571,053	1,928,916
Accounts receivable:
Customer	770,177	735,734
Allowance for doubtful accounts	(31,024)	(32,324)
Other	208,328	242,402
Accrued unbilled revenues	484,672	524,420
Total accounts receivable	1,432,153	1,470,232
Deferred fuel costs	348,181	54,133
Fuel inventory - at average cost	129,787	131,974
Materials and supplies	1,753,659	1,710,395
Deferred nuclear refueling outage costs	127,332	86,497
Prepayments and other	447,894	424,704
TOTAL	7,810,059	5,806,851

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,155,164	6,300,880
Non-utility property - at cost (less accumulated depreciation)	479,706	481,590
Storm reserve escrow accounts	311,550	308,784
Other	123,226	124,414
TOTAL	7,069,646	7,215,668

PROPERTY, PLANT, AND EQUIPMENT
Electric	75,415,742	74,750,917
Construction work in progress	7,730,337	6,020,008
Nuclear fuel	838,825	834,690
TOTAL PROPERTY, PLANT, AND EQUIPMENT	83,984,904	81,605,615
Less - accumulated depreciation and amortization	29,095,973	28,751,001
PROPERTY, PLANT, AND EQUIPMENT - NET	54,888,931	52,854,614

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $212,427 as of March 31, 2026 and $216,107 as of December 31, 2025)	4,890,744	5,005,976
Deferred fuel costs	172,201	172,201
Goodwill	367,582	367,582
Accumulated deferred income taxes	22,807	15,540
Other	582,170	452,298
TOTAL	6,035,504	6,013,597

TOTAL ASSETS	$75,804,140	$71,890,730

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,525,174	$2,375,140
Notes payable and commercial paper	1,382,354	657,774
Accounts payable	2,748,819	2,565,546
Customer deposits	485,236	479,796
Taxes accrued	415,455	525,189
Interest accrued	332,904	285,657
Deferred fuel costs	—	14,562
Pension and other postretirement liabilities	62,170	63,214
Customer advances	980,670	632,850
Other	227,190	223,240
TOTAL	8,159,972	7,822,968

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,720,550	5,592,681
Accumulated deferred investment tax credits	185,123	187,173
Regulatory liability for income taxes - net	1,047,465	1,079,699
Other regulatory liabilities	3,559,742	3,911,839
Customer advances	152,198	35,000
Decommissioning and asset retirement cost liabilities	5,004,090	4,947,530
Accumulated provisions	463,087	495,779
Pension and other postretirement liabilities	98,709	113,930
Long-term debt (includes securitization bonds of $221,230 as of March 31, 2026 and $221,139 as of December 31, 2025)	31,150,915	27,902,021
Customer advances for construction	1,665,914	1,615,455
Other	938,822	953,078
TOTAL	49,986,615	46,834,185

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2026 and 2025; issued shares in 2026 and 2025 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2026 and 2025; issued 587,817,564 shares in 2026 and 583,203,774 shares in 2025	5,878	5,832
Paid-in capital	9,275,093	8,979,387
Retained earnings	12,790,485	12,698,436
Accumulated other comprehensive income (loss)	905	(3,006)
Less - treasury stock, at cost (129,985,494 shares in 2026 and 130,864,409 shares in 2025)	4,725,620	4,757,573
Total shareholders’ equity	17,346,741	16,923,076
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	91,402	91,091
TOTAL	17,438,143	17,014,167

TOTAL LIABILITIES AND EQUITY	$75,804,140	$71,890,730

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2024	$101,076	$5,620	($4,812,321)	$7,833,525	$12,014,315	$42,769	$15,184,984

Consolidated net income (a)	1,662	—	—	—	360,760	—	362,422
Other comprehensive loss	—	—	—	—	—	(3,729)	(3,729)
Common stock issuances related to stock plans	—	—	43,398	(40,777)	—	—	2,621
Common stock dividends declared	—	—	—	—	(258,249)	—	(258,249)
Distributions to noncontrolling interests	(1,069)	—	—	—	—	—	(1,069)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2025	$97,089	$5,620	($4,768,923)	$7,792,748	$12,116,826	$39,040	$15,282,400

Balance at December 31, 2025	$91,091	$5,832	($4,757,573)	$8,979,387	$12,698,436	($3,006)	$17,014,167

Consolidated net income (a)	5,889	—	—	—	384,916	—	390,805
Other comprehensive income	—	—	—	—	—	3,911	3,911
Common stock issuances and sales under the at the market equity distribution program	—	46	—	349,672	—	—	349,718
Common stock issuance costs	—	—	—	(4,007)	—	—	(4,007)
Common stock issuances related to stock plans	—	—	31,953	(49,959)	—	—	(18,006)
Common stock dividends declared	—	—	—	—	(292,867)	—	(292,867)
Distributions to noncontrolling interests	(998)	—	—	—	—	—	(998)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2026	$91,402	$5,878	($4,725,620)	$9,275,093	$12,790,485	$905	$17,438,143

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2026 and first quarter 2025 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Grand Gulf-Related Agreements

See Note 8 to the financial statements in the Form 10-K for information regarding Grand Gulf-related agreements, including the Unit Power Sales Agreement and the Availability Agreement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Exclusivity Agreement with Major Vendor

See Note 8 to the financial statements in the Form 10-K for information regarding Entergy’s exclusivity agreement with a major vendor. The following is an update to that discussion.

As discussed in the Form 10-K, Entergy entered into an exclusivity agreement with a major vendor to manufacture power island equipment (PIE) and combustion turbines (CT) for combustion turbine generator set frames larger than 400 MWs. The agreement was amended in first quarter 2026, updating the minimum order of 21 sets of PIE and two CTs to a minimum order of 24 sets of PIE and two CTs during that time period, of which 10 sets of PIE and two CT slots have been fulfilled.

Entergy Texas Build-to-Suit Lease Arrangement for the Legend Power Station

See Note 8 to the financial statements in the Form 10-K for information regarding the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2026, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01333 per kWh to $0.01508 per kWh. The primary reason for the rate increase was an under-recovered balance as a result of higher natural gas prices in 2025. Based on circumstances related to ANO 2’s refueling outage, Entergy Arkansas made an adjustment to projected energy costs to phase-in the rate increase gradually. The redetermined rate of $0.01508 per kWh became effective with the first billing cycle in April 2026 through the normal operation of the tariff.

Entergy Louisiana

As discussed in the Form 10-K, in June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. The LPSC staff issued its audit report in March 2026, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. The next step is for the LPSC to issue its final report, but there is no deadline or timing requirement associated with the issuance of the final report.

In February 2026, Entergy Louisiana, in its monthly filing to update its fuel adjustment clause, requested to defer approximately $141.9 million of fuel costs incurred in January 2026 that were primarily attributable to the effects of Winter Storm Fern, consistent with the LPSC’s general order approved at its February 2026 meeting

Entergy Corporation and Subsidiaries
Notes to Financial Statements
permitting temporary modifications to the LPSC’s fuel adjustment clause general order. The filing proposes to defer the recovery of these fuel costs over a four-month period from March 2026 through June 2026 to mitigate the customer bill impacts of these fuel costs.

In April 2026 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2023 through 2025.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2026 Base Rate Case

In February 2026, Entergy Arkansas filed with the APSC a general change in rates, charges, and tariffs. The filing requested a base rate increase to recover a base rate revenue deficiency of $44.6 million and notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015. The primary drivers of the revenue deficiency were increased depreciation expense and the impact of net capital additions. Additionally, the filing requested a 9.90% return on common equity and increased depreciation rates as the result of a depreciation study. In March 2026 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and will establish a procedural schedule by subsequent order.

Generating Arkansas Jobs Act Rider

In March 2026, Entergy Arkansas filed its first annual update to the strategic investment recovery rider, requesting recovery of $110.4 million of financing costs during construction of generation and transmission strategic investments related to Ironwood Power Station, Jefferson Power Station, and the Arkansas Cypress Solar facility. The revised rates are requested to be effective for bills rendered on the first billing cycle of June 2026. In April 2026 the APSC general staff filed testimony arguing that the APSC had not issued an order designating Ironwood Power Station as a strategic investment and that related costs should therefore be removed from the annual update. Also in April 2026, Entergy Arkansas filed testimony asserting that the APSC general staff’s position is contrary to the plain language of the statute, which includes an exception for facilities like Ironwood Power Station that were certified by the APSC within a certain timeframe. A hearing was held in April 2026.

Production Tax Credit Tariff

As discussed in Note 3 to the financial statements in the Form 10-K, in January 2026 the APSC opened a docket to investigate the sale of Entergy Arkansas’s nuclear production tax credits and the appropriate ratemaking treatment of production tax credits for all of Entergy Arkansas’s eligible resources, including how the proceeds of any sales should flow through to customers. As directed by the APSC, in February 2026, Entergy Arkansas submitted a compliance filing to the APSC verifying the status of the solar production tax credits. The filing also verified that the net proceeds from the sale of the nuclear production tax credits were recorded in FERC accounts that are accruing a return for customers’ benefit at a rate that is above the customer deposit rate. Subsequently, in March 2026, Entergy Arkansas filed testimony setting forth its proposal for the solar production tax credits. Specifically, Entergy Arkansas requested the same ratemaking treatment for all of the solar facilities that the APSC already approved for Walnut Bend (i.e., the total net monetized proceeds from production tax credits expected to be

Entergy Corporation and Subsidiaries
Notes to Financial Statements
generated over the first ten years of a solar facility’s operation are estimated and then amortized over the expected useful life of the asset, which is typically 30 years). Additionally, consistent with prior orders for these resources, the deferred tax asset balances associated with both the production tax credits and the tax gross-up of the regulatory liability will be recognized as a reduction to the overall accumulated deferred income tax liability balance in Entergy Arkansas’s calculation of its weighted average cost of capital providing a return on the unamortized balance for the benefit of customers. Further, Entergy Arkansas proposes to flow the benefits of the solar production tax credits to customers through Entergy Arkansas’s formula rate plan, effective with the formula rate plan rates that will go into effect January 1, 2027. Entergy Arkansas’s proposal would result in the benefits of the production tax credits being passed through to customers, if approved, as reductions in revenue requirement evenly over the life of the assets, rather than only during the 10-year period in which the production tax credits are generated. In April 2026 the APSC general staff filed testimony proposing an amortization period of no more than 15 years for the monetized proceeds for the tax credits associated with the West Memphis Solar and Driver Solar facilities. An evidentiary hearing is scheduled for July 2026.

Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. The facility is expected to be in service by the end of 2028.

Filings with the LPSC (Entergy Louisiana)

Retail Rates

Resilience Plan Cost Recovery Rider

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

In January 2025, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $40.4 million, or $38.9 million in incremental annual revenues from Entergy Louisiana’s first semi-annual filing in July 2024, for projects expected to be placed in service during the rate-effective period of March 2025 through August 2025. In February 2025 the LPSC staff reviewed the filed rider rates and identified no material issues.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In July 2025, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $50.2 million, or $9.8 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of September 2025 through February 2026. Additionally, Entergy Louisiana’s true-up filing included an under-recovery totaling $5.6 million to be implemented in the January 2026 semi-annual filing. In August 2025 the LPSC staff reviewed the filed rider rates and identified no material issues.

In January 2026, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $101.8 million, or $51.6 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of March 2026 through August 2026. Additionally, Entergy Louisiana’s true-up filing included an over-recovery totaling $16.6 million to be implemented in the July 2026 semi-annual filing. In February 2026 the LPSC staff reviewed the filed rider rates and identified no material issues.

Filings with the MPSC (Entergy Mississippi)

Retail Rates

2026 Formula Rate Plan Filing

In February 2026, Entergy Mississippi submitted its formula rate plan 2026 test year filing and 2025 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2025 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2026 calendar year to also be within the formula rate plan bandwidth. The 2026 test year filing resulted in an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2025 look-back filing compared actual 2025 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposes to adjust interim rates by $293 thousand to reflect one outside-the-bandwidth change, a true-up of demand side management costs. A final order is expected in second quarter 2026.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2026 Formula Rate Plan Filing

In April 2026, Entergy New Orleans submitted to the City Council its formula rate plan 2025 test year filing. The 2025 evaluation report produced an earned return on equity of 7.55% compared to the authorized return on equity of 9.35%. Without adjustments, this would result in an increase in rates of $16.6 million. The increase in rates is driven, in part, by an increase in plant in service, as well as the cost of known and measurable capital additions. The increase is also driven by a decrease in total revenues due to a decline in kWh sales. The filing is subject to a 75-day review and discovery period followed by a 25-day period to resolve any disputes among the parties. For any disputed items, the City Council would set a procedural schedule to resolve such disputes. Resulting rates will be effective with the first billing cycle of September 2026 pursuant to the formula rate plan tariff.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2026, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $112.5 million annually, or $20.4 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements
in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between July 1, 2025 and December 31, 2025.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2025, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $30.3 million annually, or $20.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2024 and June 30, 2025 and changes in other transmission charges. In April 2026 the PUCT approved the TCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective for usage on and after April 6, 2026.

Generation Cost Recovery Rider

In March 2026, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Orange County Advanced Power Station. The proposed generation cost recovery rider, which includes Entergy Texas’s capital invested in generation for the Orange County Advanced Power Station through December 31, 2025, is designed to collect approximately $150.4 million annually from Entergy Texas’s retail customers. By statute, the proposed generation cost recovery rider rates are to become effective when the Orange County Advanced Power Station is placed into service, which is expected in third quarter 2026.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding complaints against System Energy and the settlements approved by the FERC that resolved all significant aspects of these complaints.

Unit Power Sales Agreement

See Note 2 to the financial statements in the Form 10-K for discussion of the Unit Power Sales Agreement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations for the three months ended March 31, 2026 and 2025, included on the consolidated income statements:

	2026		2025
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$390,805		$362,422
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	5,889		1,662
Net income attributable to Entergy Corporation	$384,916		$360,760
Basic shares and earnings per average common share	455.7	$0.84	430.3	$0.84
Average dilutive effect of:
Stock options	1.2	—	0.9	—
Other equity plans	1.1	—	1.5	—
Equity forwards	4.5	(0.01)	7.9	(0.02)
Diluted shares and earnings per average common share	462.5	$0.83	440.6	$0.82

Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 298,829 stock options outstanding for the three months ended March 31, 2026 and 244,091 stock options outstanding for the three months ended March 31, 2025 because their effect would have been antidilutive. Until settlement of the forward sale agreements discussed in Note 7 to the financial statements in the Form 10-K and below in “Equity Distribution Program” and “Equity Forward Sale Agreements”, earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. The calculation of diluted earnings per share excluded 185,897 shares for the three months ended March 31, 2025 under forward sale agreements outstanding because their effect would have been antidilutive.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.64 for the three months ended March 31, 2026 and $0.60 for the three months ended March 31, 2025.

Equity Distribution Program

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. The following are updates to that discussion.

The aggregate number of shares of common stock sold under the equity distribution sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of March 31, 2026, an aggregate gross sales price of approximately $2.8 billion has been sold under the at the market equity distribution program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the three months ended March 31, 2026 and 2025, there were no shares of common stock directly issued under the at the market equity distribution program.

During the three months ended March 31, 2026, Entergy Corporation physically settled its obligations under the following forward sale agreements:

Effective Date of Forward Sale Agreements	Shares of Common Stock Issued	Gross Sales Price	Forward Sellers Fees	Forward Sale Price per Share	Cash Proceeds at Settlement
		(Dollars In Thousands, Except Per Share Data)
Forward sale agreements settled in February 2026:
September 2024	1,900,000	$115,314	$1,153
March 2025	2,713,790	$232,216	$2,322
Total	4,613,790			$75.05	$346,243

Entergy Corporation incurred an aggregate amount of approximately $0.5 million of general issuance costs associated with the February 2026 settlement. Entergy Corporation used the net proceeds for general corporate purposes.

Equity Forward Sale Agreements

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s equity forward sale agreements.

Treasury Stock

During the three months ended March 31, 2026, Entergy Corporation reissued 878,915 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2026.

Retained Earnings

On April 6, 2026, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.64 per share, payable on June 1, 2026 to holders of record as of May 1, 2026.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, January 1,	($3,006)	$42,769

Amounts reclassified from accumulated other comprehensive income (loss)	3,911	(3,729)
Net other comprehensive income (loss) for the period	3,911	(3,729)

Ending balance, March 31,	$905	$39,040

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended March 31, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, January 1,	$33,916	$53,658

Amounts reclassified from accumulated other comprehensive income	(1,087)	(971)
Net other comprehensive loss for the period	(1,087)	(971)

Ending balance, March 31,	$32,829	$52,687

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended March 31, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$946	$3,462	(a)
Amortization of net gain (loss)	(5,894)	2,551	(a)
Total amortization	(4,948)	6,013
Income taxes	1,037	(2,284)	Income taxes
Total amortization (net of tax)	($3,911)	$3,729

Total reclassifications for the period (net of tax)	($3,911)	$3,729

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended March 31, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$309	$1,136	(a)
Amortization of net gain	1,147	1,719	(a)
Total amortization	1,456	2,855
Income taxes	(369)	(1,884)	Income taxes
Total amortization (net of tax)	$1,087	$971

Total reclassifications for the period (net of tax)	$1,087	$971

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2030. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  Although there were no borrowings under the facility for the three months ended March 31, 2026, the estimated interest rate as of March 31, 2026 that would have been applied to outstanding borrowings under the facility was 5.27%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of March 31, 2026:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of March 31, 2026, Entergy Corporation had $1,367 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2026 was 3.95%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2026 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2026	Letters of Credit Outstanding as of March 31, 2026
Entergy Arkansas	April 2026 (d)	$25 million (b)	5.62%	$—	$—
Entergy Arkansas	June 2030	$300 million (c)	4.89%	$—	$—
Entergy Louisiana	June 2030	$400 million (c)	5.02%	$—	$—
Entergy Mississippi	June 2030	$300 million (c)	4.89%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	5.39%	$—	$—
Entergy Texas	June 2030	$300 million (c)	5.02%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of March 31, 2026 that would have been applied to outstanding borrowings under the facility.
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
(d)In April 2026, Entergy Arkansas renewed and extended the expiration of the credit facility to April 2028.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2026:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2026 (a)
Entergy Arkansas	$100 million	0.78%	$14.6 million
Entergy Arkansas	$200 million	0.50%	$75.0 million
Entergy Louisiana	$125 million	0.78%	$81.0 million
Entergy Louisiana	$45 million	0.50%	$37.0 million
Entergy Mississippi	$65 million	0.78%	$43.2 million (b)
Entergy Mississippi	$65 million	0.50%	$43.0 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.25%	$104.4 million
Entergy Texas	$160 million	1.05%	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(a)As of March 31, 2026, letters of credit posted with MISO covered financial transmission rights exposure of $0.9 million for Entergy Arkansas and $0.2 million for Entergy Mississippi. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of March 31, 2026, the letters of credit issued for Entergy Mississippi under this facility include $41.9 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have FERC-authorized short-term borrowing limits effective through January 2027. The FERC-authorized short-term borrowing limit for Entergy Arkansas is effective through February 2028. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2026 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$16

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of March 31, 2026:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2026
		(Dollars in Millions)
Entergy Arkansas VIE	June 2027	$80	4.78%	$59.1
Entergy Louisiana River Bend VIE	June 2027	$105	4.79%	$39.5
Entergy Louisiana Waterford VIE	June 2027	$105	4.79%	$33.2
System Energy VIE	June 2027	$120	4.96%	$61.3

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company VIE for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

The commitment fees on the credit facilities are 0.100% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy nuclear fuel company VIEs.  Each credit facility requires

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization. Each lessee is in compliance with this covenant.

The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of March 31, 2026 as follows:

Company	Description	Amount
Entergy Arkansas VIE	1.84% Series N due July 2026	$90 million
Entergy Arkansas VIE	5.54% Series O due May 2029	$70 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	5.94% Series J due September 2026	$70 million
System Energy VIE	2.05% Series K due September 2027	$90 million
System Energy VIE	5.28% Series L due January 2029	$80 million

In accordance with regulatory treatment, interest on the nuclear fuel company VIEs’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

As of March 31, 2026, Entergy Louisiana and System Energy each has obtained financing authorization from the FERC that extends through January 2027 for issuances by its nuclear fuel company VIEs. Entergy Arkansas has obtained financing authorization from the FERC that extends through February 2028 for issuances by its nuclear fuel company VIE.

Debt Issuances and Retirements

(Entergy Arkansas)

In January 2026, Entergy Arkansas issued $500 million of 4.95% Series mortgage bonds due January 2036 and $500 million of 5.75% Series mortgage bonds due January 2056. Entergy Arkansas used the proceeds, together with other funds, to repay, prior to maturity, its $600 million of 3.5% Series mortgage bonds due April 2026. Entergy Arkansas expects to use the remaining proceeds, together with other funds, to finance a portion of the construction of generation projects, including the Ironwood Power Station and the Arkansas Cypress Solar facility, and for general corporate purposes.

(Entergy Louisiana)

In January 2026, Entergy Louisiana redeemed, at maturity, $250 million of 4.44% Series mortgage bonds.

In February 2026, Entergy Louisiana issued $750 million of 4.90% Series mortgage bonds due April 2036 and $750 million of 5.65% Series mortgage bonds due April 2056. Entergy Louisiana expects to use the proceeds, together with other funds, to finance construction of the Franklin Farms Power Station Units 1 and 2 project, the Waterford 5 Power Station project, and the Westlake Power Station project, to support storm restoration costs related to Winter Storm Fern, and for general corporate purposes.

(Entergy Mississippi)

In March 2026, Entergy Mississippi issued $650 million of 5.05% Series mortgage bonds due April 2036. Entergy Mississippi expects to use the proceeds, together with other funds, to finance construction of the Traceview Advanced Power Station and Vicksburg Advanced Power Station, to finance, on an interim basis, storm restoration costs related to Winter Storm Fern, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of March 31, 2026 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$32,676,089	$30,215,368
Entergy Arkansas	$5,857,752	$5,273,097
Entergy Louisiana	$11,579,539	$10,606,850
Entergy Mississippi	$3,666,037	$3,360,842
Entergy New Orleans	$656,827	$619,051
Entergy Texas	$4,030,768	$3,719,550
System Energy	$1,194,652	$1,197,732

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of December 31, 2025 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$30,277,161	$28,208,822
Entergy Arkansas	$5,423,604	$4,931,734
Entergy Louisiana	$10,366,835	$9,510,545
Entergy Mississippi	$3,021,324	$2,755,286
Entergy New Orleans	$656,849	$621,670
Entergy Texas	$4,030,188	$3,780,405
System Energy	$1,088,703	$1,104,007

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.
NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

In January 2026 the Board approved and Entergy granted long-term incentive awards in the form of options on 298,829 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $20.81 per option.  As of March 31, 2026, there were options on 3,092,022 shares of common stock outstanding with a weighted-average exercise price of $60.40.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
stock options granted and Entergy Corporation’s common stock price as of March 31, 2026.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2026 was $150.7 million.

The following table includes financial information for stock options for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.0	$1.1
Tax benefit recognized in Entergy’s consolidated net income	$0.2	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.5

Other Equity Awards

In January 2026 the Board approved and Entergy granted long-term incentive awards in the form of 461,708 restricted stock awards, 20,954 restricted stock units, and 195,692 performance units under the 2019 Omnibus Incentive Plan.  The restricted stock awards and restricted stock units were made effective on January 29, 2026, and were valued at $96.03 per share, which was the closing price of Entergy Corporation’s common stock on the grant date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date. The restricted stock units do not have voting rights and are not considered issued and outstanding shares of Entergy prior to vesting. One-third of the restricted stock units will vest upon each anniversary of the grant date and are paid in the form of shares of Entergy. Dividend equivalents accrue on the restricted stock units and are converted to additional restricted stock units, which are subject to the same vesting schedule as the underlying restricted stock units. The restricted stock units are expensed ratably over the three-year vesting period.

The performance units represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. For the 2026-2028 performance period, performance will be measured based eighty percent on relative total shareholder return, ten percent on an environmental stewardship achievement measure, and ten percent on a reliability achievement measure.  The performance units were granted on January 29, 2026 and eighty percent were valued at $118.24 per share based on various factors, primarily market conditions; and both the ten percent for the environmental stewardship achievement and the ten percent for the reliability achievement were valued at $96.03 per share, the closing price of Entergy Corporation’s common stock on the grant date. Performance units do not have voting rights and are not considered issued and outstanding shares of Entergy prior to vesting. Performance units are expensed ratably over the three-year vesting period, and compensation cost for the portion of the award based on the environmental stewardship achievement measure and the reliability achievement measure will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$10.0	$10.0
Tax benefit recognized in Entergy’s consolidated net income	$2.5	$2.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$5.1	$4.8

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified net pension costs, including amounts capitalized, for the three months ended March 31, 2026 and 2025, included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$23,078	$23,617
Interest cost on projected benefit obligation	56,047	59,680
Expected return on assets	(76,536)	(75,280)
Recognized net loss	13,956	13,309
Net pension cost	$16,545	$21,326

The Registrant Subsidiaries’ qualified net pension costs, including amounts capitalized, for their current and former employees for the three months ended March 31, 2026 and 2025, included the following components:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,363	$5,320	$1,296	$265	$1,011	$1,326
Interest cost on projected benefit obligation	12,796	13,411	3,434	1,191	2,660	3,316
Expected return on assets	(17,825)	(18,908)	(4,945)	(1,669)	(3,779)	(4,684)
Recognized net loss	4,782	2,159	871	464	489	1,148
Net pension cost	$4,116	$1,982	$656	$251	$381	$1,106

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,427	$5,454	$1,304	$411	$1,024	$1,372
Interest cost on projected benefit obligation	13,814	14,704	3,699	1,647	2,973	3,585
Expected return on assets	(17,676)	(18,897)	(4,949)	(2,174)	(3,889)	(4,575)
Recognized net loss	4,791	2,268	822	415	454	1,114
Net pension cost	$5,356	$3,529	$876	$299	$562	$1,496

Non-Qualified Net Pension Cost

Entergy recognized $2.4 million and $2.5 million in pension cost for its non-qualified pension plans for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, there were no settlement charges related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the three months ended March 31, 2026 and 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2026	$13	$61	$39	$35	$123
2025	$47	$36	$90	$35	$39

For the three months ended March 31, 2026 and 2025, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s net other postretirement benefits cost (income), including amounts capitalized, for the three months ended March 31, 2026 and 2025 included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$2,694	$2,757
Interest cost on APBO	9,597	9,690
Expected return on assets	(10,314)	(10,209)
Amortization of prior service credit	(1,585)	(5,720)
Recognized net (gain) loss	4,680	(3,870)
Net other postretirement benefits cost (income)	$5,072	($7,352)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ net other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the three months ended March 31, 2026 and 2025 included the following components:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$551	$688	$159	$35	$129	$186
Interest cost on APBO	1,766	2,039	487	182	495	419
Expected return on assets	(4,374)	—	(1,374)	(1,258)	(2,528)	(722)
Amortization of prior service cost (credit)	174	(309)	(85)	—	(604)	9
Recognized net (gain) loss	(475)	(1,098)	(73)	(137)	97	45
Net other postretirement benefits cost (income)	($2,358)	$1,320	($886)	($1,178)	($2,411)	($63)

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$572	$671	$162	$52	$159	$174
Interest cost on APBO	1,775	2,012	489	249	582	394
Expected return on assets	(4,225)	—	(1,328)	(1,445)	(2,452)	(702)
Amortization of prior service cost (credit)	524	(1,136)	(239)	(229)	(1,093)	(73)
Recognized net (gain) loss	(353)	(1,811)	(57)	(27)	153	(7)
Net other postretirement benefits income	($1,707)	($264)	($973)	($1,400)	($2,651)	($214)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the three months ended March 31, 2026 and 2025:

2026	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$1,008	($62)	$946
Amortization of net loss	(515)	(5,283)	(96)	(5,894)
	($515)	($4,275)	($158)	($4,948)
Entergy Louisiana
Amortization of prior service credit	$—	$309	$—	$309
Amortization of net gain (loss)	(87)	1,235	(1)	1,147
	($87)	$1,544	($1)	$1,456

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,493	($31)	$3,462
Amortization of net gain (loss)	(411)	3,070	(108)	2,551
	($411)	$6,563	($139)	$6,013
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(91)	1,811	(1)	1,719
	($91)	$2,947	($1)	$2,855

Accounting for Pension and Other Postretirement Benefits

In accordance with accounting standards, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income. In addition, non-service benefit costs previously eligible for capitalization into property, plant, and equipment are being deferred to a regulatory asset/liability and will be amortized over the estimated lives of the respective assets.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $200 million to its qualified pension plans in 2026.  As of March 31, 2026, Entergy had contributed $46.8 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2026:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2026 pension contributions	$29,716	$41,599	$3,991	$3,304	$5,931	$13,249
Pension contributions made through March 2026	$6,192	$7,935	$1,371	$968	$1,495	$3,085
Remaining estimated pension contributions to be made in 2026	$23,524	$33,664	$2,620	$2,336	$4,436	$10,164

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy has a single reportable segment, Utility, which includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and included operation of a small natural gas distribution business in portions of Louisiana through June 30, 2025.  See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. Parent & Other includes the parent company, Entergy Corporation, and other business activity, including Entergy’s non-utility operations business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes operating revenues and significant expense categories regularly provided to the chief operating decision maker for the Utility segment, a reconciliation of Utility operating revenues to Entergy’s consolidated operating revenues, and a reconciliation of Utility net income to consolidated net income and net income attributable to Entergy Corporation for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Thousands)
Utility operating revenues	$3,170,273	$2,829,597

Reconciliation of revenues:
Other revenues (a)	17,378	17,303
Elimination of intersegment revenues	(25)	(26)
Consolidated operating revenues	3,187,626	2,846,874

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	605,295	338,983
Purchased power	358,505	342,084
Other operation and maintenance expenses	662,442	662,474
Other regulatory charges (credits) - net	119,299	(16,843)
Other Utility items (b)	879,347	1,011,857
Utility net income	545,385	491,042

Reconciliation of net income:
Other loss	(83,823)	(53,372)
Elimination of intersegment loss	(70,757)	(75,248)
Consolidated net income	390,805	362,422
Preferred dividend requirements of subsidiaries and noncontrolling interests (c)	5,889	1,662
Net income attributable to Entergy Corporation	$384,916	$360,760

(a)See Note 12 to the financial statements herein and Note 19 to the financial statements in the Form 10-K for discussion of other revenues.
(b)Other Utility items includes nuclear refueling outage expenses, decommissioning expenses, taxes other than income taxes, depreciation and amortization expenses, other income, interest expense, and income tax expense.
(c)Preferred dividend requirements of subsidiaries and noncontrolling interests is substantially derived from the Utility segment. See Note 6 to the financial statements in the Form 10-K for discussion of preferred stock and noncontrolling interests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the three months ended March 31, 2026 and 2025:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2026
Depreciation, amortization, and decommissioning	$597,362	$1,585	$—	$598,947
Interest and investment income	$283,679	$3,418	($71,287)	$215,810
Interest expense	$303,065	$77,206	($531)	$379,740
Income taxes	$111,404	($23,614)	$—	$87,790
Total assets as of March 31, 2026	$79,636,000	$829,719	($4,661,579)	$75,804,140
Total expenditures for additions to long-lived assets	$2,421,886	($18,855)	$—	$2,403,031
2025
Depreciation, amortization, and decommissioning	$567,187	$1,685	$—	$568,872
Interest and investment income	$107,175	$1,688	($75,457)	$33,406
Interest expense	$267,131	$62,869	($209)	$329,791
Income taxes	$114,273	($14,232)	$—	$100,041
Total assets as of December 31, 2025	$75,726,104	$773,056	($4,608,430)	$71,890,730
Total expenditures for additions to long-lived assets	$1,749,817	$191	$—	$1,750,008

Eliminations are primarily intersegment activity. All of Entergy’s goodwill is related to the Utility segment.

Registrant Subsidiaries

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one operating and reportable segment, an integrated utility business which includes the generation, transmission, and distribution of electric power; and included operation of a small natural gas distribution business at each of Entergy Louisiana and Entergy New Orleans through June 30, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. System Energy has one operating and reportable segment, which is an electricity generation business. Each of the Registrant Subsidiaries’ operations are managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results. All segment financial information for the Registrant Subsidiaries is as reported on the respective financial statements for each of the Registrant Subsidiaries.

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate

Entergy Corporation and Subsidiaries
Notes to Financial Statements
commodity price risk associated with the price of fuel and to mitigate interest rate exposure related to certain financing agreements.

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

In 2025, Entergy Texas entered into interest rate swaps, accounted for as derivatives, to manage interest rate risks associated with Entergy Texas’s build-to-suit lease arrangement for the Legend Power Station. See Note 8 to the financial statements in the Form 10-K for further discussion of the build-to-suit lease arrangement for the Legend Power Station. These interest rate swaps are not designated as hedging instruments. Interest will be calculated as the sum of the Secured Overnight Financing Rate plus the blended spreads per the build-to-suit lease arrangement, compounded monthly, with one cash settlement per year over the approximate two year construction period. The notional volume of the hedge was calculated based on the expected costs for the Legend Power Station at the time Entergy Texas entered into the interest rate swaps. Changes in the fair value of these interest rate swaps are recognized each period, with gains and losses deferred as a regulatory asset or liability. The interest rate swaps run through January 31, 2028. The total notional volume is up to $1.1 billion for Entergy Texas as of March 31, 2026. Credit support for the swaps are covered by master agreements that do not require Entergy Texas to provide collateral based on mark-to-market values, but do carry adequate assurance language that may lead to requests for collateral.

Entergy manages fuel price volatility for Entergy Louisiana and Entergy Mississippi through the purchase of natural gas swaps that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi. The maximum length of time over which Entergy has executed natural gas swaps as of March 31, 2026 is seven months for Entergy Mississippi. The total volume of natural gas swaps outstanding as of March 31, 2026 is 12,505,900 MMBtu for Entergy and Entergy Mississippi. As of March 31, 2026, Entergy Louisiana had no outstanding natural gas swaps. Credit support for these natural gas swaps is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral. Prior to the sale of the Entergy New Orleans natural gas distribution business, Entergy also managed fuel price volatility related to projected winter purchases for gas distribution at Entergy New Orleans through the purchase of natural gas swaps. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025.

During the second quarter 2025, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2025 through May 31, 2026. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission

Entergy Corporation and Subsidiaries
Notes to Financial Statements
rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2026 is 18,455 GWh for Entergy, including 3,947 GWh for Entergy Arkansas, 9,828 GWh for Entergy Louisiana, 1,981 GWh for Entergy Mississippi, 661 GWh for Entergy New Orleans, and 2,038 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. No cash was required to be posted for financial transmission rights exposure for the Utility operating companies as of March 31, 2026 and December 31, 2025. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas and Entergy Mississippi as of March 31, 2026 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of December 31, 2025. Credit support for financial transmission rights held by Entergy’s non-utility operations business may also be covered by cash and/or letters of credit. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of March 31, 2026 and December 31, 2025.

The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2026
Assets:
Financial transmission rights	Prepayments and other	$12	($1)	$11

Interest rate swaps	Prepayments and other	$1	$—	$1

Interest rate swaps	Other deferred debits and other assets	$3	$—	$3

Liabilities:
Natural gas swaps	Other current liabilities	$5	$—	$5

2025
Assets:
Financial transmission rights	Prepayments and other	$27	$—	$27

Interest rate swaps	Prepayments and other	$1	$—	$1

Liabilities:
Natural gas swaps	Other current liabilities	$5	$—	$5

Interest rate swaps	Other non-current liabilities	$3	$—	$3

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $1 million as of March 31, 2026 and $2 million as of December 31, 2025

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2026 and 2025 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$3
Financial transmission rights	Purchased power expense	(b)	$44
Interest rate swaps	Interest expense	(c)	($4)

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$11
Financial transmission rights	Purchased power expense	(b)	$49

(a)Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.
(b)Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.
(c)Due to regulatory treatment, the changes in the estimated fair value of the interest rate swaps for Entergy Texas are recorded through interest expense and such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability. The gains or losses recorded as interest expense when the interest rate swaps for Entergy Texas are settled are expected to be recovered in ratemaking relating to the Legend Power Station. See Note 8 to the financial statements in the Form 10-K for discussion of the build-to-suit lease arrangement for the Legend Power Station.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of March 31, 2026 and December 31, 2025 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2026
Assets:
Financial transmission rights	Prepayments and other	$2.4	$—	$2.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$7.4	($0.3)	$7.1	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.2	($0.1)	$0.1	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.0	($0.1)	$0.9	Entergy Texas

Interest rate swaps	Prepayments and other	$1.1	$—	$1.1	Entergy Texas

Interest rate swaps	Other deferred debits and other assets	$2.6	$—	$2.6	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.3	$—	$5.3	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$5.5	$—	$5.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$16.8	($0.1)	$16.7	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.4	$—	$0.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.8	$—	$1.8	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.3	($0.2)	$2.1	Entergy Texas

Interest rate swaps	Prepayments and other	$0.5	$—	$0.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.3	$—	$5.3	Entergy Mississippi

Interest rate swaps	Other non-current liabilities	$3.0	$—	$3.0	Entergy Texas

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $0.9 million for Entergy Arkansas and $0.2 million for Entergy Mississippi as of March 31, 2026 and in the amount of $0.1 million for Entergy Arkansas, $0.8 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, and $0.1 million for Entergy Texas as of December 31, 2025

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended March 31, 2026 and 2025 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.0	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$8.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$25.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$8.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	($1.0)	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.6	(b)	Entergy Texas

Interest rate swaps	Interest expense	($3.7)	(c)	Entergy Texas

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$11.4	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$18.8	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$22.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.5	(b)	Entergy Texas

(a)Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.
(b)Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.
(c)Due to regulatory treatment, the changes in the estimated fair value of the interest rate swaps for Entergy Texas are recorded through interest expense and such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability. The gains or losses recorded as interest expense when the interest rate swaps for Entergy Texas are settled are expected to be recovered in ratemaking relating to the Legend Power Station. See Note 8 to the financial statements in the Form 10-K for discussion of the build-to-suit lease arrangement for the Legend Power Station.

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

Level 2 consists primarily of individually-owned debt instruments, gas swaps, and interest rate swaps valued using observable inputs.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3,503	$—	$—	$3,503
Decommissioning trust funds (a):
Equity securities	79	—	—	79
Debt securities	1,014	1,396	—	2,410
Common trusts (b)				3,666
Securitization recovery trust account	7	—	—	7
Storm reserve escrow accounts	312	—	—	312
Financial transmission rights	—	—	11	11
Interest rate swaps	—	4	—	4
	$4,915	$1,400	$11	$9,992

Liabilities:
Natural gas swaps	$5	$—	$—	$5
	$5	$—	$—	$5

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,883	$—	$—	$1,883
Decommissioning trust funds (a):
Equity securities	51	—	—	51
Debt securities	905	1,297	—	2,202
Common trusts (b)				4,048
Securitization recovery trust account	1	—	—	1
Storm reserve escrow accounts	309	—	—	309
Financial transmission rights	—	—	27	27
Interest rate swaps	—	1	—	1
	$3,149	$1,298	$27	$8,522

Liabilities:
Natural gas swaps	$5	$—	$—	$5
Interest rate swaps	—	3	—	3
	$5	$3	$—	$8

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Millions)
Balance as of January 1,	$27	$20
Gains included as a regulatory liability/asset	28	36
Settlements	(44)	(49)
Balance as of March 31,	$11	$7

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$563.4	$—	$—	$563.4
Decommissioning trust funds (a):
Equity securities	49.8	—	—	49.8
Debt securities	322.2	364.4	—	686.6
Common trusts (b)				1,039.2
Financial transmission rights	—	—	2.4	2.4
	$935.4	$364.4	$2.4	$2,341.4

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$268.5	$—	$—	$268.5
Decommissioning trust funds (a):
Equity securities	20.0	—	—	20.0
Debt securities	251.9	362.1	—	614.0
Common trusts (b)				1,182.3
Financial transmission rights	—	—	5.5	5.5
	$540.4	$362.1	$5.5	$2,090.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,238.7	$—	$—	$1,238.7
Decommissioning trust funds (a):
Equity securities	24.2	—	—	24.2
Debt securities	380.2	665.6	—	1,045.8
Common trusts (b)				1,620.3
Storm reserve escrow account	237.1	—	—	237.1
Financial transmission rights	—	—	7.1	7.1
	$1,880.2	$665.6	$7.1	$4,173.2

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$776.7	$—	$—	$776.7
Decommissioning trust funds (a):
Equity securities	22.8	—	—	22.8
Debt securities	373.2	619.4	—	992.6
Common trusts (b)				1,738.4
Storm reserve escrow account	235.0	—	—	235.0
Financial transmission rights	—	—	16.7	16.7
	$1,407.7	$619.4	$16.7	$3,782.2

Entergy Mississippi

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,083.0	$—	$—	$1,083.0
Financial transmission rights	—	—	0.1	0.1
	$1,083.0	$—	$0.1	$1,083.1

Liabilities:
Natural gas swaps	$5.3	$—	$—	$5.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$341.5	$—	$—	$341.5
Financial transmission rights	—	—	0.4	0.4
	$341.5	$—	$0.4	$341.9

Liabilities:
Natural gas swaps	$5.3	$—	$—	$5.3

Entergy New Orleans

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$68.9	$—	$—	$68.9
Storm reserve escrow account	74.5	—	—	74.5
Financial transmission rights	—	—	0.8	0.8
	$143.4	$—	$0.8	$144.2

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$110.2	$—	$—	$110.2
Storm reserve escrow account	73.8	—	—	73.8
Financial transmission rights	—	—	1.8	1.8
	$184.0	$—	$1.8	$185.8

Entergy Texas

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$433.8	$—	$—	$433.8
Securitization recovery trust account	7.2	—	—	$7.2
Financial transmission rights	—	—	0.9	0.9
Interest rate swaps	—	—	3.7	3.7
	$441.0	$—	$4.6	$445.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$274.9	$—	$—	$274.9
Securitization recovery trust account	1.5	—	—	1.5
Financial transmission rights	—	—	2.1	2.1
Interest rate swaps	—	0.5	—	0.5
	$276.4	$0.5	$2.1	$279.0

Liabilities:
Interest rate swaps	$—	$3.0	$—	$3.0

System Energy

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.7	$—	$—	$4.7
Debt securities	311.9	366.1	—	678.0
Common trusts (b)				1,006.6
	$316.6	$366.1	$—	$1,689.3

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$8.6	$—	$—	$8.6
Debt securities	280.5	314.5	—	595.0
Common trusts (b)				1,127.1
	$289.1	$314.5	$—	$1,730.7

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2026.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2026	$5.5	$16.7	$0.4	$1.8	$2.1
Gains (losses) included as a regulatory liability/asset	5.3	15.9	8.1	(2.0)	1.4
Settlements	(8.4)	(25.5)	(8.4)	1.0	(2.6)
Balance as of March 31, 2026	$2.4	$7.1	$0.1	$0.8	$0.9

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2025	$8.6	$8.6	($0.5)	$1.3	$1.9
Gains included as a regulatory liability/asset	13.2	16.8	2.4	1.3	2.0
Settlements	(18.8)	(22.0)	(2.0)	(2.2)	(3.5)
Balance as of March 31, 2025	$3.0	$3.4	($0.1)	$0.4	$0.4

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

The unrealized gains/(losses) recognized during the three months ended March 31, 2026 on equity securities still held as of March 31, 2026 were $185 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The available-for-sale debt securities held as of March 31, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$2,410	$2,202
Unrealized gains	$15	$28
Unrealized losses	$60	$45

As of March 31, 2026 and December 31, 2025, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,456 million as of March 31, 2026 and $2,219 million as of December 31, 2025.  As of March 31, 2026, available-for-sale debt securities had an average coupon rate of approximately 4.17%, an average duration of approximately 6.22 years, and an average maturity of approximately 10.58 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$991	$14	$361	$3
More than 12 months	502	46	549	42
Total	$1,493	$60	$910	$45

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$27	$31
1 year - 5 years	611	649
5 years - 10 years	744	645
10 years - 15 years	278	188
15 years - 20 years	284	218
20 years+	466	471
Total	$2,410	$2,202

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Millions)
Proceeds from disposition of securities	$159	$262
Realized gains	$1	$1
Realized losses	$2	$4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the three months ended March 31, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of March 31, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$686.6	$614.0
Unrealized gains	$4.1	$7.5
Unrealized losses	$18.8	$14.2

The amortized cost of available-for-sale debt securities was $701.2 million as of March 31, 2026 and $620.7 million as of December 31, 2025.  As of March 31, 2026, the available-for-sale debt securities had an average coupon rate of approximately 3.75%, an average duration of approximately 6.27 years, and an average maturity of approximately 8.55 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2026 on equity securities still held as of March 31, 2026 were $52 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$233.3	$3.7	$89.1	$0.6
More than 12 months	191.7	15.1	211.1	13.6
Total	$425.0	$18.8	$300.2	$14.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$22.6	$27.7
1 year - 5 years	144.5	140.2
5 years - 10 years	278.8	256.8
10 years - 15 years	99.0	69.1
15 years - 20 years	78.4	61.4
20 years+	63.3	58.8
Total	$686.6	$614.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Millions)
Proceeds from disposition of securities	$3.8	$—
Realized gains	$—	$—
Realized losses	$0.1	$—

During three months ended March 31, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of March 31, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$1,045.8	$992.6
Unrealized gains	$6.9	$13.0
Unrealized losses	$20.3	$15.0

The amortized cost of available-for-sale debt securities was $1,059.2 million as of March 31, 2026 and $994.6 million as of December 31, 2025.  As of March 31, 2026, the available-for-sale debt securities had an average coupon rate of approximately 4.44%, an average duration of approximately 6.21 years, and an average maturity of approximately 12.21 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2026 on equity securities still held as of March 31, 2026 were $82.6 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$449.9	$5.4	$179.8	$1.6
More than 12 months	176.6	14.9	196.6	13.4
Total	$626.5	$20.3	$376.4	$15.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$1.5	$0.9
1 year - 5 years	246.2	259.0
5 years - 10 years	237.2	227.7
10 years - 15 years	129.8	93.6
15 years - 20 years	152.2	110.9
20 years+	278.9	300.5
Total	$1,045.8	$992.6

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Millions)
Proceeds from disposition of securities	$75.7	$110.0
Realized gains	$0.4	$0.1
Realized losses	$1.5	$1.5

During the three months ended March 31, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of March 31, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$678.0	$595.0
Unrealized gains	$3.7	$7.4
Unrealized losses	$21.4	$16.2

The amortized cost of available-for-sale debt securities was $695.7 million as of March 31, 2026 and $603.7 million as of December 31, 2025.  As of March 31, 2026, the available-for-sale debt securities had an average coupon rate of approximately 4.22%, an average duration of approximately 6.18 years, and an average maturity of approximately 10.20 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2026 on equity securities still held as of March 31, 2026 were $50.5 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$307.5	$5.1	$91.9	$1.1
More than 12 months	134.2	16.3	141.7	15.1
Total	$441.7	$21.4	$233.6	$16.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$2.6	$2.2
1 year - 5 years	220.5	249.8
5 years - 10 years	227.6	160.3
10 years - 15 years	48.8	25.5
15 years - 20 years	53.4	46.2
20 years+	125.1	111.0
Total	$678.0	$595.0

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three months ended March 31, 2026 and 2025:

	2026	2025
	(In Millions)
Proceeds from disposition of securities	$79.0	$152.3
Realized gains	$0.3	$0.6
Realized losses	$0.7	$2.7

During the three months ended March 31, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Audits” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax audits, the Tax Cuts and Jobs Act, the Inflation Reduction Act of 2022, and other income tax matters involving Entergy. The following are updates to that discussion.

Other Tax Matters

Inflation Reduction Act of 2022

In April 2026 the LPSC issued an order approving an agreement between Entergy Louisiana and the LPSC staff regarding the monetization of the 2025 nuclear production tax credits. The order allows Entergy Louisiana to retain the net proceeds of the monetized credits while the associated tax position remains uncertain. While retaining these proceeds, Entergy Louisiana will accrue carrying charges to its customers at its weighted average cost of capital. The order further provides that customers will be responsible for any associated costs should the IRS reduce some or all of the value of the nuclear production tax credits transferred to third parties. Once the IRS makes a final determination affirming the value of the credits or the audit period expires without a disallowance, Entergy Louisiana will commence flowing the net proceeds of the nuclear production tax credits, including carrying charges, to its customers. This treatment is consistent with the approach previously approved for the 2024 nuclear production tax credits, as discussed in Note 3 to the financial statements in the Form 10-K.

In April 2026, Entergy Arkansas, Entergy Louisiana, and System Energy entered into an agreement with a third-party purchaser to transfer in third quarter 2026 certain nuclear production tax credits for cash, including a reasonable discount, prior to the filing of Entergy’s 2025 federal income tax return. The monetized value of these credits, net of applicable expenses, is expected to be addressed in retail rates in accordance with applicable regulatory mechanisms.

Amortization of Tax Gross-up on Customer Advances

Amortization of tax gross-up on customer advances, including customer advances for construction, were $22.8 million for Entergy, $1.4 million for Entergy Arkansas, $14.7 million for Entergy Louisiana, $6.2 million for Entergy Mississippi, and $0.5 million for Entergy Texas for the three months ended March 31, 2026. Amortization of tax gross-up on customer advances, including customer advances for construction, were $15.5 million for Entergy, $1.1 million for Entergy Arkansas, $6.5 million for Entergy Louisiana, $6.1 million for Entergy Mississippi, and $1.9 million for Entergy Texas for the three months ended March 31, 2025. Amortization of tax gross-up on customer advances is included in miscellaneous – net in other income in the income statement.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of March 31, 2026 and December 31, 2025, the primary asset held by the storm trust I was $2.6 billion and $2.7 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is

Entergy Corporation and Subsidiaries
Notes to Financial Statements
recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $26.6 million as of March 31, 2026 and $27.1 million as of December 31, 2025.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of March 31, 2026 and December 31, 2025, the primary asset held by the storm trust II was $1.3 billion and $1.3 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $13.3 million as of March 31, 2026 and $13.1 million as of December 31, 2025.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the three months ended March 31, 2026 and the three months ended March 31, 2025.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of March 31, 2026, AR Searcy Partnership, LLC recorded assets equal to $123.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $111.8 million. As of December 31, 2025, AR Searcy Partnership, LLC recorded assets equal to $124.4 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.1 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of March 31, 2026, MS Sunflower Partnership, LLC recorded assets equal to $150.9 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $135.1 million. As of December 31, 2025, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $134.9 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Utility:
Residential	$1,149,436	$1,113,304
Commercial	748,119	684,007
Industrial	934,445	774,119
Governmental	67,659	62,819
Total billed retail	2,899,659	2,634,249

Sales for resale (a)	142,083	51,872
Other electric revenues (b)	118,999	76,218
Revenues from contracts with customers	3,160,741	2,762,339
Other Utility revenues (c)	9,532	(4,473)
Electric revenues	3,170,273	2,757,866

Natural gas revenues	—	71,731

Other revenues (d)	17,353	17,277

Total operating revenues	$3,187,626	$2,846,874

The Utility operating companies’ total revenues for the three months ended March 31, 2026 and 2025 were as follows:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$271,388	$392,004	$206,604	$66,992	$212,448
Commercial	140,198	284,548	154,124	50,939	118,310
Industrial	173,760	534,714	70,571	6,119	149,281
Governmental	4,658	21,600	15,503	17,675	8,223
Total billed retail	590,004	1,232,866	446,802	141,725	488,262
Sales for resale (a)	37,305	111,475	57,986	30,523	4,156
Other electric revenues (b)	16,526	76,277	18,226	(2,178)	11,491
Revenues from contracts with customers	643,835	1,420,618	523,014	170,070	503,909
Other revenues (c)	2,462	3,467	2,370	1,581	(377)
Electric revenues	646,297	1,424,085	525,384	171,651	503,532
Total operating revenues	$646,297	$1,424,085	$525,384	$171,651	$503,532

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$274,606	$378,238	$186,308	$65,689	$208,463
Commercial	131,617	263,200	135,873	47,622	105,695
Industrial	149,065	465,707	47,345	5,654	106,348
Governmental	4,219	21,669	13,690	16,529	6,712
Total billed retail	559,507	1,128,814	383,216	135,494	427,218
Sales for resale (a)	36,729	111,548	28,097	3,889	2,395
Other electric revenues (b)	16,076	37,989	11,799	(565)	12,296
Revenues from contracts with customers	612,312	1,278,351	423,112	138,818	441,909
Other revenues (c)	1,199	(6,405)	597	107	30
Electric revenues	613,511	1,271,946	423,709	138,925	441,939
Natural gas revenues	—	29,601	—	42,130	—
Total operating revenues	$613,511	$1,301,547	$423,709	$181,055	$441,939

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
(b)Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market, unbilled revenue, and the return on construction work in progress for certain utility plant investments.
(c)Other Utility revenues include occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, late fees, and amounts resulting from other operating activities.
(d)Other revenues include the sale of electric power and capacity to wholesale customers, day-ahead sales of energy in a market administered by an ISO, and operation and management services fees.

Electric Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of electric revenues. The following is an update to that discussion.

Most of Entergy’s contracts are on demand, with customer bills that vary each month based on an approved tariff and usage. Certain retail customers, primarily large industrial customers from various industries, have electric service agreements that require a fixed amount of consideration to be paid through the end of a contract term longer than one year. As of March 31, 2026, the amount of revenues related to this fixed consideration that Entergy expects to recognize over the remaining contract terms, extending through 2048, was $8,031 million for Entergy, including $4,400 million for Entergy Arkansas, $848 million for Entergy Louisiana, $2,577 million for Entergy Mississippi, and $206 million for Entergy Texas. These contracts also require variable payments based on the actual amount of energy service, which are recognized as revenue as Entergy has the right to bill the customer for services performed.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2026, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2026 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Arkansas’s current estimate for the cost of mobilizing crews and restoring power is approximately $50 million, including approximately $40 million in capital costs and approximately $10 million in non-capital costs. Natural gas purchases for Entergy Arkansas were $74 million in January 2026 compared to $25 million in January 2025.

Results of Operations

Net Income

Net income decreased $3.8 million primarily due to higher interest expense and lower volume/weather, partially offset by higher retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the three months ended March 31, 2026 to the three months ended March 31, 2025:

Amount
(In Millions)
2025 operating revenues	$613.5
Fuel, rider, and other revenues that do not significantly affect net income	21.8
Retail electric price	22.5
Volume/weather	(11.5)
2026 operating revenues	$646.3

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2026. See Note 2 to the financial statements in the Form 10-K for discussion of the 2025 formula rate plan filing.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, a decrease in weather-adjusted residential usage, and a decrease in commercial usage, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals and technology industries.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,965	2,210	(11)
Commercial	1,239	1,260	(2)
Industrial	3,061	2,542	20
Governmental	41	39	5
Total retail	6,306	6,051	4
Sales for resale:
Associated companies	236	536	(56)
Non-associated companies	616	563	9
Total	7,158	7,150	—

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $6.9 million in power delivery expenses primarily due to higher vegetation maintenance costs and increased contract labor costs, partially offset by a decrease of $6.2 million in insurance expenses primarily due to higher nuclear insurance refunds.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in FERC jurisdictional depreciation rates effective January 2026.

Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in first quarter 2026.

Interest expense increased primarily due to:

•the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;
•the issuance of $300 million of 5.45% Series mortgage bonds in May 2025; and
•$3.8 million in carrying costs in first quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits.

Income Taxes

The effective income tax rate was 17.6% for the first quarter 2026. The difference in the effective income tax rate for the first quarter 2026 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$275,570	$4,747

Net cash provided by (used in):
Operating activities	262,281	257,177
Investing activities	(418,213)	(161,111)
Financing activities	457,847	(45,753)
Net increase in cash and cash equivalents	301,915	50,313

Cash and cash equivalents at end of period	$577,485	$55,060

Operating Activities

Net cash flow provided by operating activities increased $5.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher collections from customers and the receipt of $48.7 million in advance payments related to customer agreements in first quarter 2026. The increase was substantially offset by higher fuel and purchased power payments and the timing of payments to vendors. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $257.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•an increase of $128.0 million in non-nuclear generation construction expenditures primarily due to higher spending on the Ironwood Power Station project and the Jefferson Power Station project;
•an increase of $31.8 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2026;
•net purchases of $50.2 million in 2026 compared to net proceeds of $12.3 million in 2025 as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $21.2 million for the three months ended March 31, 2026 compared to increasing by $9.6 million for the three months ended March 31, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities provided $457.8 million of cash for the three months ended March 31, 2026 compared to using $45.8 million of cash for three months ended March 31, 2025 primarily due to the following activity:

•the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;
•net long-term borrowings of $45.4 million in 2026 compared to net repayments of $17.1 million in 2025 on the nuclear fuel company variable interest entity’s credit facility;
•an increase of $40.5 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements;
•money pool activity; and
•the repayment, prior to maturity, of $600 million of 3.5% Series mortgage bonds in February 2026.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $15.2 million for the three months ended March 31, 2025.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas is primarily due to the net issuance of long-term debt in 2026.

	March 31, 2026	December 31, 2025
Debt to capital	55.2%	53.7%
Effect of subtracting cash	(2.6%)	(1.3%)
Net debt to net capital (non-GAAP)	52.6%	52.4%

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
(In Thousands)
$42,914	$21,715	$9,608	($15,190)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2030. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2028.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2026, there were no cash borrowings under either credit facility and no letters of credit outstanding under the $300 million credit facility. In addition, Entergy Arkansas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of March 31, 2026, $89.6 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2027.  As of March 31, 2026, there were $59.1 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

Jefferson Power Station

As discussed in the Form 10-K, in August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The estimated cost of the project is $1,602 million. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but was, in fact, $90 million below the cost presented. In its January 2026 order, the APSC also approved Entergy Arkansas’s recovery of the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Additionally, in its January 2026 order, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations for future generation additions, with limited exceptions where Entergy Arkansas believes that a specific solicitation should be restricted to a certain resource and provides a detailed explanation to the APSC supporting this belief, which the APSC later confirmed in its March 2026 order that this is a narrow exception. In February 2026, Entergy Arkansas filed for rehearing seeking to correct the benchmark. In March 2026 the APSC issued an order denying Entergy Arkansas’s petition and maintained the benchmark, although costs over the benchmark were not found to be disallowed. Also in its March 2026 order, the APSC ordered Entergy Arkansas to submit a draft of an all-source request for proposals within thirty days of the order, which Entergy Arkansas filed in April 2026. Also in March 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
of its construction costs, as required by the APSC order. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including Jefferson Power Station, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates.

Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. The facility is expected to be in service by the end of 2028.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2026 Base Rate Case

In February 2026, Entergy Arkansas filed with the APSC a general change in rates, charges, and tariffs. The filing requested a base rate increase to recover a base rate revenue deficiency of $44.6 million and notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015. The primary drivers of the revenue deficiency were increased depreciation expense and the impact of net capital additions. Additionally, the filing requested a 9.90% return on common equity and increased depreciation rates as the result of a depreciation study. In March 2026 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and will establish a procedural schedule by subsequent order.

Generating Arkansas Jobs Act Rider

In March 2026, Entergy Arkansas filed its first annual update to the strategic investment recovery rider, requesting recovery of $110.4 million of financing costs during construction of generation and transmission strategic investments related to Ironwood Power Station, Jefferson Power Station, and the Arkansas Cypress Solar facility. The revised rates are requested to be effective for bills rendered on the first billing cycle of June 2026. In April 2026 the APSC general staff filed testimony arguing that the APSC had not issued an order designating Ironwood Power Station as a strategic investment and that related costs should therefore be removed from the annual update. Also in April 2026, Entergy Arkansas filed testimony asserting that the APSC general staff’s position is contrary to the plain language of the statute, which includes an exception for facilities like Ironwood Power Station that were certified by the APSC within a certain timeframe. A hearing was held in April 2026.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Production Tax Credit Tariff

As discussed in Note 3 to the financial statements in the Form 10-K, in January 2026 the APSC opened a docket to investigate the sale of Entergy Arkansas’s nuclear production tax credits and the appropriate ratemaking treatment of production tax credits for all of Entergy Arkansas’s eligible resources, including how the proceeds of any sales should flow through to customers. As directed by the APSC, in February 2026, Entergy Arkansas submitted a compliance filing to the APSC verifying the status of the solar production tax credits. The filing also verified that the net proceeds from the sale of the nuclear production tax credits were recorded in FERC accounts that are accruing a return for customers’ benefit at a rate that is above the customer deposit rate. Subsequently, in March 2026, Entergy Arkansas filed testimony setting forth its proposal for the solar production tax credits. Specifically, Entergy Arkansas requested the same ratemaking treatment for all of the solar facilities that the APSC already approved for Walnut Bend (i.e., the total net monetized proceeds from production tax credits expected to be generated over the first ten years of a solar facility’s operation are estimated and then amortized over the expected useful life of the asset, which is typically 30 years). Additionally, consistent with prior orders for these resources, the deferred tax asset balances associated with both the production tax credits and the tax gross-up of the regulatory liability will be recognized as a reduction to the overall accumulated deferred income tax liability balance in Entergy Arkansas’s calculation of its weighted average cost of capital providing a return on the unamortized balance for the benefit of customers. Further, Entergy Arkansas proposes to flow the benefits of the solar production tax credits to customers through Entergy Arkansas’s formula rate plan, effective with the formula rate plan rates that will go into effect January 1, 2027. Entergy Arkansas’s proposal would result in the benefits of the production tax credits being passed through to customers, if approved, as reductions in revenue requirement evenly over the life of the assets, rather than only during the 10-year period in which the production tax credits are generated. In April 2026 the APSC general staff filed testimony proposing an amortization period of no more than 15 years for the monetized proceeds for the tax credits associated with the West Memphis Solar and Driver Solar facilities. An evidentiary hearing is scheduled for July 2026.

Energy Cost Recovery Rider

In March 2026, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01333 per kWh to $0.01508 per kWh. The primary reason for the rate increase was an under-recovered balance as a result of higher natural gas prices in 2025. Based on circumstances related to ANO 2’s refueling outage, Entergy Arkansas made an adjustment to projected energy costs to phase-in the rate increase gradually. The redetermined rate of $0.01508 per kWh became effective with the first billing cycle in April 2026 through the normal operation of the tariff.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)
OPERATING REVENUES
Electric	$646,297	$613,511

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	62,896	47,559
Purchased power	74,489	64,947
Nuclear refueling outage expenses	10,689	10,581
Other operation and maintenance	172,620	171,518
Decommissioning	26,104	24,622
Taxes other than income taxes	41,504	35,981
Depreciation and amortization	120,690	113,268
Other regulatory charges (credits) - net	79,277	(5,117)
TOTAL	588,269	463,359

OPERATING INCOME	58,028	150,152

OTHER INCOME
Allowance for equity funds used during construction	5,122	4,262
Interest and investment income	107,826	13,579
Miscellaneous - net	1,366	(2,778)
TOTAL	114,314	15,063

INTEREST EXPENSE
Interest expense	74,559	57,743
Allowance for borrowed funds used during construction	(2,530)	(2,053)
TOTAL	72,029	55,690

INCOME BEFORE INCOME TAXES	100,313	109,525

Income taxes	17,612	23,002

NET INCOME	82,701	86,523

Net income (loss) attributable to noncontrolling interest	590	(1,191)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$82,111	$87,714

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$82,701	$86,523
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	167,930	159,997
Deferred income taxes, tax credits, and non-current taxes accrued	46,054	38,647
Changes in assets and liabilities:
Receivables	59,806	20,884
Fuel inventory	(19,592)	(6,636)
Accounts payable	3,209	(10,943)
Taxes accrued	(6,965)	(1,370)
Interest accrued	32,071	25,947
Deferred fuel costs	(82,715)	(42,248)
Other working capital accounts	(22,568)	(1,447)
Provisions for estimated losses	(3,736)	4,441
Other regulatory assets	96,686	10,149
Other regulatory liabilities	(146,228)	(47,940)
Customer advances - non-current	48,700	—
Pension and other postretirement funded status	(10,809)	(13,269)
Other assets and liabilities	17,737	34,442
Net cash flow provided by operating activities	262,281	257,177
INVESTING ACTIVITIES
Construction expenditures	(342,184)	(156,345)
Allowance for equity funds used during construction	5,122	4,262
Payment for purchase of plant	—	(1,282)
Nuclear fuel purchases	(88,616)	(28,000)
Proceeds from sale of nuclear fuel	38,369	40,260
Proceeds from nuclear decommissioning trust fund sales	308,682	23,272
Investment in nuclear decommissioning trust funds	(318,387)	(33,721)
Changes in money pool receivable - net	(21,199)	(9,608)
Other	—	51
Net cash flow used in investing activities	(418,213)	(161,111)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,147,175	17,607
Retirement of long-term debt	(715,606)	(34,905)
Change in money pool payable - net	—	(15,190)
Other	26,278	(13,265)
Net cash flow provided by (used in) financing activities	457,847	(45,753)

Net increase in cash and cash equivalents	301,915	50,313
Cash and cash equivalents at beginning of period	275,570	4,747
Cash and cash equivalents at end of period	$577,485	$55,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$23,891	$31,134
Noncash investing activities:
Accrued construction expenditures	$73,826	$51,028

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$14,056	$7,048
Temporary cash investments	563,429	268,522
Total cash and cash equivalents	577,485	275,570
Accounts receivable:
Customer	157,229	164,296
Allowance for doubtful accounts	(7,422)	(7,303)
Associated companies	72,046	43,859
Other	62,461	87,029
Accrued unbilled revenues	110,454	130,950
Total accounts receivable	394,768	418,831
Deferred fuel costs	110,419	27,704
Fuel inventory - at average cost	58,974	39,382
Materials and supplies	437,349	430,662
Deferred nuclear refueling outage costs	50,583	36,718
Prepayments and other	93,177	98,975
TOTAL	1,722,755	1,327,842

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,775,547	1,816,331
Other	792	793
TOTAL	1,776,339	1,817,124

UTILITY PLANT
Electric	17,113,427	17,022,476
Construction work in progress	896,571	621,218
Nuclear fuel	263,993	302,706
TOTAL UTILITY PLANT	18,273,991	17,946,400
Less - accumulated depreciation and amortization	6,675,317	6,585,693
UTILITY PLANT - NET	11,598,674	11,360,707

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,647,162	1,743,848
Other	238,133	221,381
TOTAL	1,885,295	1,965,229

TOTAL ASSETS	$16,983,063	$16,470,902

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$90,000	$690,000
Accounts payable:
Associated companies	31,666	103,411
Other	379,879	346,541
Customer deposits	137,675	136,587
Taxes accrued	108,028	114,993
Interest accrued	71,780	39,709
Other	55,940	56,083
TOTAL	874,968	1,487,324

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,894,418	1,846,713
Accumulated deferred investment tax credits	24,568	24,868
Regulatory liability for income taxes - net	421,183	422,740
Other regulatory liabilities	899,389	1,044,060
Customer advances	58,700	10,000
Decommissioning	1,811,290	1,791,372
Accumulated provisions	81,803	85,539
Long-term debt	5,767,752	4,733,604
Other	356,183	314,495
TOTAL	11,315,286	10,273,391

Commitments and Contingencies

EQUITY
Member's equity	4,781,480	4,699,369
Noncontrolling interest	11,329	10,818
TOTAL	4,792,809	4,710,187

TOTAL LIABILITIES AND EQUITY	$16,983,063	$16,470,902

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005

Net income (loss)	(1,191)	87,714	86,523
Distributions to noncontrolling interest	(181)	—	(181)
Balance at March 31, 2025	$13,796	$4,536,551	$4,550,347

Balance at December 31, 2025	$10,818	$4,699,369	$4,710,187

Net income	590	82,111	82,701
Distributions to noncontrolling interest	(79)	—	(79)
Balance at March 31, 2026	$11,329	$4,781,480	$4,792,809

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Louisiana’s current estimate for the cost of mobilizing crews and restoring power is approximately $250 million, including approximately $215 million in capital costs and approximately $35 million in non-capital costs. Natural gas purchases for Entergy Louisiana were $256 million in January 2026 compared to $115 million in January 2025. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at Entergy Louisiana.

Results of Operations

Net Income

Net income increased $21.7 million primarily due to a higher return on construction work in progress for certain utility plant investments, higher retail electric price, higher volume/weather, and higher other income. The increase was partially offset by higher interest expense, higher depreciation and amortization expenses, and higher taxes other than income taxes.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2026 to the first quarter 2025:

Amount
(In Millions)
2025 operating revenues	$1,301.5
Fuel, rider, and other revenues that do not significantly affect net income	114.4
Return on construction work in progress for certain utility plant investments	17.6
Retail electric price	10.7
Volume/weather	9.5
Effect of sale of natural gas distribution business	(29.6)
2026 operating revenues	$1,424.1

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investment, which is recognized as the related costs are incurred.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The retail electric price variance is primarily due to increases in the resilience plan cost recovery rider effective March 2025 and March 2026. See Note 2 to the financial statements herein for discussion of the resilience plan cost recovery rider filings.

The volume/weather variance is primarily due to an increase in industrial usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining, solar technology, and agricultural chemicals industries, partially offset by a decrease in demand from large industrial customers in the chlor-alkali and industrial gases industries. The increase in industrial usage is also primarily due to an increase in demand from co-generation customers.

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues following the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana natural gas distribution business on July 1, 2025.

Total electric energy sales for Entergy Louisiana for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	2,946	3,169	(7)
Commercial	2,434	2,432	—
Industrial	9,202	8,533	8
Governmental	184	195	(6)
Total retail	14,766	14,329	3
Sales for resale:
Associated companies	1,398	1,448	(3)
Non-associated companies	333	228	46
Total	16,497	16,005	3

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased slightly primarily due to:

•an increase of $5.2 million in compensation and benefits costs primarily due to a revision to estimated incentive-based compensation expense in first quarter 2025;
•an increase of $3.1 million in power delivery expenses primarily due to a higher scope of work performed in 2026 as compared to 2025 and increased contract labor costs; and
•several individually insignificant items.

The increase was partially offset by:

•a decrease of $6.1 million in loss provisions;
•a decrease of $4.4 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2026 as compared to 2025; and
•a decrease of $4.0 million in insurance expenses primarily due to higher nuclear insurance refunds.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, an increase in FERC jurisdictional depreciation rates effective January 2026, and an increase in nuclear depreciation rates effective September 2025 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement.

Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust fund in first quarter 2026;
•an increase of $6.5 million in the amortization of tax gross-up on customer advances, including customer advances for construction; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026.

The increase was offset by a decrease of $4.5 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for discussion of the storm cost securitizations.

Interest expense increased primarily due to:

•an increase of $9.8 million in carrying costs on customer advances, including customer advances for construction;
•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026; and
•$4.1 million in carrying costs in first quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by the repayment of $250 million of 4.44% Series mortgage bonds in January 2026.

Income Taxes

The effective income tax rate was 15.5% for the first quarter 2026. The difference in the effective income tax rate for the first quarter 2026 versus the federal statutory rate of 21% was primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Sale of Natural Gas Distribution Business

See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana natural gas distribution business on July 1, 2025.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$776,961	$327,102

Net cash provided by (used in):
Operating activities	306,282	273,135
Investing activities	(948,485)	(696,217)
Financing activities	1,104,252	488,225
Net increase in cash and cash equivalents	462,049	65,143

Cash and cash equivalents at end of period	$1,239,010	$392,245

Operating Activities

Net cash flow provided by operating activities increased $33.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•an increase of $87.1 million in receipts of advance payments related to customer agreements, including $80.6 million in customer advances and $6.5 million in tax gross-up on customer advances for construction;
•higher collections from customers; and
•a decrease of $17.9 million in spending on nuclear refueling outage costs in 2026 as compared to 2025.

The increase was partially offset by higher fuel and purchased power payments and the timing of payments to vendors. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $252.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•an increase of $260.5 million in non-nuclear generation construction expenditures primarily due to higher spending on the Richland Parish Power Station Units 1 and 2 project, the Waterford 5 Power Station project, and the Waterford 6 Power Station project;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $100.3 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased investment in the resilience of the transmission system and higher spending on the Amite South transmission projects and on various other transmission projects in 2026;
•an increase of $64.6 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026; and
•the receipt of $33.5 million from the storm reserve escrow account in first quarter 2025. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm reserve funds.

The increase was partially offset by a decrease of $100.5 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2026 and a decrease in cash used of $118.2 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities increased $616 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026;
•the repayment, prior to maturity, of $190 million of 3.78% Series mortgage bonds in March 2025;
•the repayment, prior to maturity, of $110 million of 3.78% Series mortgage bonds in March 2025; and
•$36.3 million in common equity distributions paid in 2025 in order to maintain Entergy Louisiana’s capital structure. No common equity distributions were paid in 2026.

The increase was partially offset by:

•the issuance of $750 million of 5.80% Series mortgage bonds in January 2025;
•the repayment of $250 million of 4.44% Series mortgage bonds in January 2026;
•net repayments of $21.3 million in 2026 compared to net long-term borrowings of $100 million in 2025 on the nuclear fuel company variable interest entities’ credit facilities; and
•a decrease of $93.6 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the net issuance of long-term debt in 2026.

	March 31, 2026	December 31, 2025
Debt to capital	48.7%	46.6%
Effect of subtracting cash	(2.8%)	(2.0%)
Net debt to net capital (non-GAAP)	45.9%	44.6%

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the debt to capital ratio in

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Following are the current annual amounts of Entergy Louisiana’s planned construction and other capital investments.

	2026	2027	2028	2029
	(In Millions)
Planned construction and capital investments:
Generation	$3,990	$8,235	$7,725	$6,730
Transmission	1,560	1,740	1,280	875
Distribution	1,320	835	565	610
Utility Support	120	110	90	75
Total	$6,990	$10,920	$9,660	$8,290

The updated capital plan for 2026-2029 reflects incremental capital investments for potential generation projects, primarily related to resources identified in Entergy Louisiana’s application filed with the LPSC in March 2026 as discussed below in “Additional Generation and Transmission Resources”. In addition to routine capital spending to maintain operations, the capital plan for Entergy Louisiana includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Louisiana’s portfolio, as well as to support customer growth, including Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, Richland Parish Units 1-4, Pointe Coupee Units 1-3, and other new generation resources; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. The planned construction and capital investments amounts above exclude investments expected to be funded with customer advances for construction.

Entergy Louisiana’s receivables from the money pool were as follows:

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
(In Thousands)
$94,840	$63,435	$71,805	$32,668

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2030.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to two uncommitted letter of credit

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
facilities as a means to post collateral to support its obligations to MISO. As of March 31, 2026, $118 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2027.  As of March 31, 2026, $39.5 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $33.2 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Renewables

Cypress Harvest Solar

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish, Louisiana. In March 2026 the LPSC staff filed an affidavit attesting that the Cypress Harvest Solar Facility meets the applicable parameters for Entergy Louisiana’s expedited certification process and recommending that the LPSC grant certification. At its April 2026 meeting, the LPSC voted to grant the requested approval and certification. The facility is expected to be in service by 2028.

Other Generation and Transmission

Additional Generation and Transmission Resources

See the Form 10-K for discussion of Entergy Louisiana’s October 2024 application with the LPSC seeking approval of a variety of generation and transmission resources proposed in connection with establishing service to a new data center to be developed by a subsidiary of Meta Platforms, Inc. in north Louisiana, for which an electric service agreement was previously executed.

In March 2026, Entergy Louisiana entered into an electric service agreement with Evest LLC (Evest), a subsidiary of Meta Platforms, Inc., in connection with establishing service to a second new data center to be developed by Evest in north Louisiana. The obligations pursuant to the agreement will commence following construction of certain transmission facilities needed to serve Evest, and the effectiveness of the agreement is conditioned upon receipt of required governmental approvals, including approval from the LPSC. Also in March 2026, Entergy Louisiana filed an application with the LPSC for certification to construct seven new combined cycle combustion turbine generation resources totaling 5,278 MW at a total cost of approximately $12.9 billion, each of which will be enabled for future carbon capture and storage, and three battery energy storage systems, including two that will be co-located with solar resources at the Cypress Harvest Solar Facility in Iberville Parish and the Bogalusa West Solar Facility in Washington Parish. The application also seeks approval to construct a new 500 kV transmission line, from West Fork Creek to St. Landry, estimated to cost $1.4 billion, and other related transmission facilities. Four of the new combined cycle combustion turbine generation resources are to be located near the customer site in north Louisiana (Richland Parish Units 1-4), while the remaining three units will be located near the existing Big Cajun site in Pointe Coupee Parish (Pointe Coupee Units 1-3). The seven new combined cycle combustion turbine generation resources have various estimated in-service dates in 2030 and 2031. The application also requests certain approvals related to a corporate sustainability agreement with the new customer. The corporate sustainability agreement contemplates the new customer contributing to the costs of the future addition of 2,500 MW of new renewable and energy storage resources, agreements involving nuclear-related efforts and contributions to bill assistance and other programs for low-income residents. Entergy Louisiana anticipates recovering the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application is pending before the LPSC. At its April 2026

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
meeting, the LPSC voted to direct the administrative hearings division to adopt a procedural schedule that would allow for LPSC consideration of the matter at its December 2026 meeting, and also to have the administrative hearings division serve as a hearing examiner and compile a record for the LPSC to consider without the issuance of a formal recommendation from the ALJ.

The electric service agreement and related contracts contain provisions that protect Entergy Louisiana’s current customers in a manner consistent with the LPSC’s Lightning Initiative and Entergy Louisiana’s Fair Share Plus guidelines, which the LPSC and Entergy Louisiana, respectively, developed in response to increased investment in large data centers in Louisiana. The protections include terms requiring the customer to pay Entergy Louisiana’s incremental costs to serve the customer, including through contributions in aid of construction, other advanced payments and minimum monthly bills. The agreements also include specified financial obligations in the event that Evest terminates the contracts early, restructures the project, or in the event of default. These specified financial obligations would be based on Entergy Louisiana’s unrecovered incremental costs to serve Evest at the time of such an event. Evest’s obligations under the electric service agreement and related contracts are secured by various forms of collateral, including a guaranty from Meta Platforms, Inc.

Finally, the electric service agreement also includes provisions relating to Entergy Louisiana’s performance obligations, including the timely construction of the facilities supporting service to Evest, audit rights for the construction costs supported by Evest, and service standards during the term of the electric service agreement. Entergy Louisiana’s failure to meet one or more of these performance obligations could result in specified financial and/or non-financial penalties. Such penalties would vary based on the nature and severity of the failure, including the potential termination of the electric service agreement.

Babel - Webre 500 kV Transmission Project

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas on the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. A procedural schedule has been set with a hearing scheduled for September 2026. Discovery is ongoing.

Waterford 6 Power Station and Westlake Power Station

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana and existing Roy S. Nelson site in Westlake, Louisiana, respectively. In its application, Entergy Louisiana noted the estimated costs are approximately $2,027 million for the Waterford 6 Power Station and $2,091 million for the Westlake Power Station. As described in the application, Entergy Louisiana is considering a third-party financing approach for the Waterford 6 Power Station. Entergy Louisiana asked that the LPSC consider the requests in the application at or before its December 2026 meeting. A procedural schedule has been set with hearings scheduled in October and November 2026. The estimated in-service dates for the Waterford 6 Power Station and Westlake Power Station are July 2030 and October 2030, respectively.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates

Resilience Plan Cost Recovery Rider

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

In January 2025, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $40.4 million, or $38.9 million in incremental annual revenues from Entergy Louisiana’s first semi-annual filing in July 2024, for projects expected to be placed in service during the rate-effective period of March 2025 through August 2025. In February 2025 the LPSC staff reviewed the filed rider rates and identified no material issues.

In July 2025, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $50.2 million, or $9.8 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of September 2025 through February 2026. Additionally, Entergy Louisiana’s true-up filing included an under-recovery totaling $5.6 million to be implemented in the January 2026 semi-annual filing. In August 2025 the LPSC staff reviewed the filed rider rates and identified no material issues.

In January 2026, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $101.8 million, or $51.6 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of March 2026 through August 2026. Additionally, Entergy Louisiana’s true-up filing included an over-recovery totaling $16.6 million to be implemented in the July 2026 semi-annual filing. In February 2026 the LPSC staff reviewed the filed rider rates and identified no material issues.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. The LPSC staff issued its audit report in March 2026, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. The next step is for the LPSC to issue its final report, but there is no deadline or timing requirement associated with the issuance of the final report.

In February 2026, Entergy Louisiana, in its monthly filing to update its fuel adjustment clause, requested to defer approximately $141.9 million of fuel costs incurred in January 2026 that were primarily attributable to the effects of Winter Storm Fern, consistent with the LPSC’s general order approved at its February 2026 meeting

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
permitting temporary modifications to the LPSC’s fuel adjustment clause general order. The filing proposes to defer the recovery of these fuel costs over a four-month period from March 2026 through June 2026 to mitigate the customer bill impacts of these fuel costs.

In April 2026 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2023 through 2025.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)
OPERATING REVENUES
Electric	$1,424,085	$1,271,946
Natural gas	—	29,601
TOTAL	1,424,085	1,301,547

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	344,123	213,852
Purchased power	216,433	261,788
Nuclear refueling outage expenses	9,941	18,371
Other operation and maintenance	259,653	258,037
Decommissioning	20,365	19,417
Taxes other than income taxes	73,533	66,221
Depreciation and amortization	211,551	197,622
Other regulatory charges (credits) - net	(36,470)	(47,233)
TOTAL	1,099,129	988,075

OPERATING INCOME	324,956	313,472

OTHER INCOME
Allowance for equity funds used during construction	20,076	15,206
Interest and investment income	17,260	1,088
Interest and investment income - affiliated	71,260	76,571
Miscellaneous - net	23,015	17,071
TOTAL	131,611	109,936

INTEREST EXPENSE
Interest expense	137,656	121,334
Allowance for borrowed funds used during construction	(7,545)	(6,185)
TOTAL	130,111	115,149

INCOME BEFORE INCOME TAXES	326,456	308,259

Income taxes	50,556	54,062

NET INCOME	275,900	254,197

Net income attributable to noncontrolling interests	707	752

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$275,193	$253,445

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)

Net Income	$275,900	$254,197

Other comprehensive loss
Pension and other postretirement plan changes (net of tax benefit of $369 and $1,884)	(1,087)	(971)
Other comprehensive loss	(1,087)	(971)

Comprehensive Income	274,813	253,226
Net income attributable to noncontrolling interests	707	752
Comprehensive Income Applicable to Member’s Equity	$274,106	$252,474

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$275,900	$254,197
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	259,020	235,886
Deferred income taxes, tax credits, and non-current taxes accrued	133,607	154,018
Changes in working capital:
Receivables	(121)	(30,919)
Fuel inventory	13,072	2,458
Accounts payable	(22,965)	(15,853)
Taxes accrued	(21,967)	(57,828)
Interest accrued	(56,328)	(47,251)
Deferred fuel costs	(131,148)	(120,941)
Customer advances - current	65,593	(695)
Other working capital accounts	(102,939)	(5,993)
Changes in provisions for estimated losses	5,427	(25,824)
Changes in other regulatory assets	(55,645)	65,140
Changes in other regulatory liabilities	(124,355)	(101,039)
Changes in pension and other postretirement funded status	(9,506)	(10,612)
Other	78,637	(21,609)
Net cash flow provided by operating activities	306,282	273,135
INVESTING ACTIVITIES
Construction expenditures	(1,003,431)	(658,846)
Allowance for equity funds used during construction	20,076	15,206
Proceeds from sale of assets	—	366
Nuclear fuel purchases	(61,625)	(112,379)
Proceeds from sale of nuclear fuel	67,461	—
Payments to storm reserve escrow account	(2,109)	(2,728)
Receipt from storm reserve escrow account	—	33,456
Redemption of preferred membership interests of affiliate	91,126	88,022
Proceeds from nuclear decommissioning trust fund sales	290,292	158,694
Investment in nuclear decommissioning trust funds	(310,645)	(178,871)
Changes in money pool receivable - net	(31,405)	(39,137)
Increase in other investments	(8,225)	—
Net cash flow used in investing activities	(948,485)	(696,217)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,688,840	1,088,338
Retirement of long-term debt	(478,010)	(551,009)
Customer advances received for construction	17,298	49,831
Customer advances used for construction	(121,451)	(60,339)
Common equity distributions paid	—	(36,250)
Other	(2,425)	(2,346)
Net cash flow provided by financing activities	1,104,252	488,225

Net increase in cash and cash equivalents	462,049	65,143
Cash and cash equivalents at beginning of period	776,961	327,102
Cash and cash equivalents at end of period	$1,239,010	$392,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$159,548	$166,286
Noncash investing activities:
Accrued construction expenditures	$338,745	$251,166

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$295	$237
Temporary cash investments	1,238,715	776,724
Total cash and cash equivalents	1,239,010	776,961
Accounts receivable:
Customer	335,248	292,366
Allowance for doubtful accounts	(9,796)	(9,069)
Associated companies	163,893	164,911
Other	40,358	50,471
Accrued unbilled revenues	195,909	194,429
Total accounts receivable	725,612	693,108
Deferred fuel costs	146,820	15,672
Fuel inventory - at average cost	22,896	35,968
Materials and supplies	839,090	792,217
Deferred nuclear refueling outage costs	31,095	40,683
Prepayments and other	241,158	187,832
TOTAL	3,245,681	2,542,441

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	3,916,792	4,007,919
Decommissioning trust funds	2,690,316	2,753,828
Non-utility property - at cost (less accumulated depreciation)	457,906	459,706
Storm reserve escrow account	237,070	234,961
Other	10,182	10,132
TOTAL	7,312,266	7,466,546

UTILITY PLANT
Electric	30,747,930	30,408,352
Construction work in progress	2,965,214	2,031,650
Nuclear fuel	275,113	323,052
TOTAL UTILITY PLANT	33,988,257	32,763,054
Less - accumulated depreciation and amortization	11,413,715	11,275,981
UTILITY PLANT - NET	22,574,542	21,487,073

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,596,354	1,540,709
Deferred fuel costs	168,122	168,122
Other	148,903	132,679
TOTAL	1,913,379	1,841,510

TOTAL ASSETS	$35,045,868	$33,337,570

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$470,000	$720,000
Accounts payable:
Associated companies	61,625	92,126
Other	1,077,365	761,359
Customer deposits	175,202	172,594
Taxes accrued	42,826	64,793
Interest accrued	70,021	126,349
Customer advances	705,134	543,312
Other	87,468	94,876
TOTAL	2,689,641	2,575,409

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	3,244,474	3,093,218
Accumulated deferred investment tax credits	83,074	84,177
Regulatory liability for income taxes - net	295,562	312,684
Other regulatory liabilities	1,523,530	1,630,763
Decommissioning	1,956,704	1,932,412
Accumulated provisions	266,087	260,660
Pension and other postretirement liabilities	157,792	159,075
Long-term debt	11,109,539	9,646,835
Customer advances for construction	981,218	1,152,530
Other	533,181	558,621
TOTAL	20,151,161	18,830,975

Commitments and Contingencies

EQUITY
Member’s equity	12,132,242	11,857,063
Accumulated other comprehensive income	32,829	33,916
Noncontrolling interests	39,995	40,207
TOTAL	12,205,066	11,931,186

TOTAL LIABILITIES AND EQUITY	$35,045,868	$33,337,570

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394

Net income	752	253,445	—	254,197
Other comprehensive loss	—	—	(971)	(971)
Common equity distributions	—	(36,250)	—	(36,250)
Distributions to LURC	(888)	—	—	(888)
Other	—	(12)	—	(12)
Balance at March 31, 2025	$42,570	$11,720,213	$52,687	$11,815,470

Balance at December 31, 2025	$40,207	$11,857,063	$33,916	$11,931,186

Net income	707	275,193	—	275,900
Other comprehensive loss	—	—	(1,087)	(1,087)
Distributions to LURC	(919)	—	—	(919)
Other	—	(14)	—	(14)
Balance at March 31, 2026	$39,995	$12,132,242	$32,829	$12,205,066

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Mississippi’s current estimate for the cost of mobilizing crews and restoring power is approximately $175 million, including approximately $140 million in capital costs and approximately $35 million in non-capital costs. Natural gas purchases for Entergy Mississippi were $85 million in January 2026 compared to $28 million in January 2025.

The “Mississippi 2026 Severe Winter Storm Electric Utility Customer Relief and Electric Utility System Restoration Act” passed in Mississippi legislation in April 2026. This legislation provides that the MPSC may issue an electric utility financing order authorizing the issuance of system restoration bonds, the proceeds of which shall be used to securitize the system restoration costs and storm damage reserve levels of those utilities affected by Winter Storm Fern. The legislation requires that an electric utility affected by the storm must first petition the MPSC for such a financing order that complies with the requirements outlined in the legislation. The legislation states that any system restoration bonds issued under a financing order will not be considered debt of the electric utility. These bonds will only be backed by the system restoration property specified in the financing order. Entergy Mississippi plans to file for storm cost recovery under this legislation in third quarter 2026.

Results of Operations

Net Income

Net income increased $37.5 million primarily due to a regulatory charge, recorded in the first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance, higher retail electric price, and a higher return on construction work in progress for certain utility plant investments. The increase was partially offset by higher interest expense.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2026 to the first quarter 2025:

Amount
(In Millions)
2025 operating revenues	$423.7
Fuel, rider, and other revenues that do not significantly affect net income	75.2
Retail electric price	13.9
Return on construction work in progress for certain utility plant investments	12.5
Volume/weather	0.1
2026 operating revenues	$525.4

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2026. See Note 2 to the financial statements in the Form 10-K for discussion of the interim facilities rate adjustment filing.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investment, which is recognized as the related costs are incurred.

The volume/weather variance is insignificant and primarily due to an increase in industrial usage, substantially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the data center industry.

Total electric energy sales for Entergy Mississippi for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,219	1,311	(7)
Commercial	983	1,002	(2)
Industrial	1,004	526	91
Governmental	88	89	(1)
Total retail	3,294	2,928	13
Sales for resale:
Non-associated companies	1,244	694	79
Total	4,538	3,622	25

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $2.4 million in power delivery expenses primarily due to higher vegetation maintenance costs and increased contract labor costs and several individually insignificant items.

Other regulatory charges (credits) – net includes a regulatory charge of $21 million, recorded in first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance.

Other income increased primarily due to an increase of $3.6 million in interest earned on money pool investments.

Interest expense increased primarily due to the issuances of $600 million of 5.80% Series mortgage bonds in March 2025.

Income Taxes

The effective income tax rates were 24.6% for the first quarter 2026 and 24.1% for the first quarter 2025. The differences in the effective income tax rates for the first quarter 2026 and the first quarter 2025 versus the

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$341,484	$155,693

Net cash provided by (used in):
Operating activities	338,701	120,105
Investing activities	(592,936)	(432,064)
Financing activities	995,781	754,423
Net increase in cash and cash equivalents	741,546	442,464

Cash and cash equivalents at end of period	$1,083,030	$598,157
Operating Activities

Net cash flow provided by operating activities increased $218.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase of $158.5 million in receipts of advance payments related to customer agreements, including $133.8 million in customer advances and $24.7 million in tax gross-up on customer advances for construction, and higher collections from customers. The increase was partially offset by higher fuel and purchased power payments and the timing of payments to vendors. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $160.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•an increase of $117.0 million in non-nuclear generation construction expenditures primarily due to higher spending on the Traceview Advanced Power Station project;
•an increase of $59.6 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026; and
•an increase of $26.0 million in transmission construction expenditures primarily due to higher capital expenditures as a result of increased development in Entergy Mississippi’s service area in 2026.

The increase was partially offset by money pool activity.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $55.3 million for the three months ended March 31, 2026 compared to increasing by $94.3 million for the three months ended March 31, 2025. The money pool is an

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $241.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•the issuance of $650 million of 5.05% Series mortgage bonds in March 2026;
•an increase of $135.5 million in capital contributions received from Entergy Corporation in first quarter 2026 as compared to first quarter 2025 in order to maintain Entergy Mississippi’s capital structure; and
•an increase of $54.9 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

The increase was partially offset by the issuance of $600 million of 5.80% Series mortgage bonds in March 2025. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the net issuance of long-term debt in 2026, partially offset by a capital contribution of $198 million received from Entergy Corporation in 2026.

	March 31, 2026	December 31, 2025
Debt to capital	53.1%	50.5%
Effect of subtracting cash	(8.7%)	(2.9%)
Net debt to net capital (non-GAAP)	44.4%	47.6%

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

Entergy Mississippi’s receivables from the money pool were as follows:

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
(In Thousands)
$82,752	$27,422	$109,532	$15,218

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2030. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of March 31, 2026, $84.9 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Additional Generation and Transmission Resources

As discussed in the Form 10-K, in March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data center campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. In April 2026, Amazon Web Services announced the expansion of the data center campuses located in Madison County, Mississippi. The February 2025 agreement will serve this expansion. Also, in April 2026, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Hinds County, Mississippi in which Amazon Web Services is investing. Consistent with Entergy Mississippi’s Fair Share Plus guidelines, the large customer supply and service agreements are structured to ensure that the customer pays its incremental cost to serve and includes protections in the event of early termination.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following is an update to that discussion.

Retail Rates

2026 Formula Rate Plan Filing

In February 2026, Entergy Mississippi submitted its formula rate plan 2026 test year filing and 2025 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2025 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2026 calendar year to also be within the formula rate plan bandwidth. The 2026 test year filing resulted in an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2025 look-back filing compared actual 2025 results to the

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposes to adjust interim rates by $293 thousand to reflect one outside-the-bandwidth change, a true-up of demand side management costs. A final order is expected in second quarter 2026.

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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)
OPERATING REVENUES
Electric	$525,384	$423,709

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	91,434	26,051
Purchased power	93,228	87,511
Other operation and maintenance	83,486	78,800
Taxes other than income taxes	40,483	43,510
Depreciation and amortization	69,159	67,984
Other regulatory charges (credits) - net	10,623	35,587
TOTAL	388,413	339,443

OPERATING INCOME	136,971	84,266

OTHER INCOME
Allowance for equity funds used during construction	856	5,270
Interest and investment income	6,116	2,317
Miscellaneous - net	9,228	4,094
TOTAL	16,200	11,681

INTEREST EXPENSE
Interest expense	41,722	36,180
Allowance for borrowed funds used during construction	(351)	(2,016)
TOTAL	41,371	34,164

INCOME BEFORE INCOME TAXES	111,800	61,783

Income taxes	27,482	14,917

NET INCOME	84,318	46,866

Net income (loss) attributable to noncontrolling interest	12	(2,479)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$84,306	$49,345

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$84,318	$46,866
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	69,159	67,984
Deferred income taxes, tax credits, and non-current taxes accrued	2,574	(42,852)
Changes in assets and liabilities:
Receivables	(6,068)	12,853
Fuel inventory	4,036	2,142
Accounts payable	56,557	(33,483)
Taxes accrued	(92,119)	(45,531)
Interest accrued	25,727	16,507
Deferred fuel costs	(49,848)	(46,363)
Customer advances - current	185,998	106,494
Other working capital accounts	(19,064)	(30,794)
Provisions for estimated losses	(30,836)	(2,411)
Other regulatory assets	(8,477)	38,417
Other regulatory liabilities	6,148	11,034
Customer advances - non-current	68,498	25,000
Pension and other postretirement funded status	(2,764)	(3,654)
Other assets and liabilities	44,862	(2,104)
Net cash flow provided by operating activities	338,701	120,105

INVESTING ACTIVITIES
Construction expenditures	(538,591)	(342,980)
Allowance for equity funds used during construction	856	5,270
Changes in money pool receivable - net	(55,330)	(94,314)
Decrease (increase) in other investments	129	(40)
Net cash flow used in investing activities	(592,936)	(432,064)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	644,286	593,201
Capital contributions from parent	198,000	62,500
Customer advances received for construction	187,874	149,732
Customer advances used for construction	(33,561)	(50,322)
Other	(818)	(688)
Net cash flow provided by financing activities	995,781	754,423

Net increase in cash and cash equivalents	741,546	442,464
Cash and cash equivalents at beginning of period	341,484	155,693
Cash and cash equivalents at end of period	$1,083,030	$598,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,685	$19,084
Noncash investing activities:
Accrued construction expenditures	$108,043	$129,085

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$34	$27
Temporary cash investments	1,082,996	341,457
Total cash and cash equivalents	1,083,030	341,484
Accounts receivable:
Customer	126,923	115,813
Allowance for doubtful accounts	(3,311)	(3,509)
Associated companies	104,967	37,723
Other	20,141	20,641
Accrued unbilled revenues	77,614	90,235
Total accounts receivable	326,334	260,903
Deferred fuel costs	60,605	10,757
Fuel inventory - at average cost	14,445	18,481
Materials and supplies	114,093	112,082
Prepayments and other	52,248	36,911
TOTAL	1,650,755	780,618

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,463	4,467
Other	739	864
TOTAL	5,202	5,331

UTILITY PLANT
Electric	8,398,181	8,366,079
Construction work in progress	1,792,893	1,396,075
TOTAL UTILITY PLANT	10,191,074	9,762,154
Less - accumulated depreciation and amortization	2,677,591	2,635,823
UTILITY PLANT - NET	7,513,483	7,126,331

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	464,191	455,714
Other	114,636	108,480
TOTAL	578,827	564,194

TOTAL ASSETS	$9,748,267	$8,476,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$49,767	$61,135
Other	403,233	397,756
Customer deposits	98,488	97,875
Taxes accrued	71,100	163,220
Interest accrued	54,194	28,467
Customer advances	275,536	89,538
Other	27,675	23,678
TOTAL	979,993	861,669

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	931,048	926,734
Accumulated deferred investment tax credits	13,085	13,191
Regulatory liability for income taxes - net	169,181	170,902
Other regulatory liabilities	151,993	144,124
Customer advances	93,498	25,000
Asset retirement cost liabilities	26,908	26,538
Accumulated provisions	20,728	51,564
Long-term debt	3,666,037	3,021,324
Customer advances for construction	365,413	184,564
Other	64,849	67,648
TOTAL	5,502,740	4,631,589

Commitments and Contingencies

EQUITY
Member's equity	3,260,456	2,978,150
Noncontrolling interest	5,078	5,066
TOTAL	3,265,534	2,983,216

TOTAL LIABILITIES AND EQUITY	$9,748,267	$8,476,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988

Net income (loss)	(2,479)	49,345	46,866
Capital contribution from parent	—	62,500	62,500
Balance at March 31, 2025	$5,723	$2,512,631	$2,518,354

Balance at December 31, 2025	$5,066	$2,978,150	$2,983,216

Net income	12	84,306	84,318
Capital contribution from parent	—	198,000	198,000
Balance at March 31, 2026	$5,078	$3,260,456	$3,265,534

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $5.7 million primarily due to the net effect of decreased natural gas revenues and expenses resulting from the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, lower volume/weather, and lower retail electric price, partially offset by lower interest expense. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2026 to the first quarter 2025:

Amount
(In Millions)
2025 operating revenues	$181.1
Fuel, rider, and other revenues that do not significantly affect net income	39.0
Effect of sale of natural gas distribution business	(42.1)
Volume/weather	(3.9)
Retail electric price	(2.4)
2026 operating revenues	$171.7

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The effect of sale of natural gas distribution business variance represents the decrease in operating revenues resulting from the absence of natural gas revenues following the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage, a decrease in commercial usage, and the effect of less favorable weather on residential sales.

The retail electric price variance is primarily due to a decrease in formula rate plan rates effective September 2025 in accordance with the terms of the 2025 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	495	534	(7)
Commercial	437	439	—
Industrial	88	72	22
Governmental	174	174	—
Total retail	1,194	1,219	(2)
Sales for resale:
Non-associated companies	465	97	379
Total	1,659	1,316	26

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $2.8 million in gas operations expenses resulting from the absence of expenses following the sale of the natural gas distribution business on July 1, 2025 and a decrease of $1.1 million in non-nuclear generation expenses primarily due to a lower scope of work performed, including during plant outages, in 2026 as compared to 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Taxes other than income taxes decreased primarily due to decreases in local franchise fees as a result of lower retail revenues in 2026 as compared to 2025, including the absence of natural gas revenues in 2026 following the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation and amortization expenses associated with natural gas plant in service following the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Interest expense decreased primarily due to a decrease of $3.1 million in carrying costs on regulatory liability balances.

Income Taxes

The effective income tax rate was (1.6%) for the first quarter 2026. The difference in the effective income tax rate for the first quarter 2026 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and the amortization of excess accumulated deferred income taxes.

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

Sale of Natural Gas Distribution Business

See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$110,264	$31,777

Net cash provided by (used in):
Operating activities	(3,682)	2,589
Investing activities	(37,231)	(21,851)
Financing activities	(381)	1,411
Net decrease in cash and cash equivalents	(41,294)	(17,851)

Cash and cash equivalents at end of period	$68,970	$13,926

Operating Activities

Entergy New Orleans’s operating activities used $3.7 million of cash for the three months ended March 31, 2026 compared to providing $2.6 million of cash for the three months ended March 31, 2025 primarily due to the timing of payments to vendors, lower collections from customers, and lower fuel and purchased power payments. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $15.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the receipt of $10.3 million from the storm reserve escrow account in 2025 and cash collateral of $5.0 million posted in 2026 to support Entergy New Orleans’s obligations to MISO.

Financing Activities

Entergy New Orleans’s financing activities used $0.4 million of cash for the three months ended March 31, 2026 compared to providing $1.4 million of cash for the three months ended March 31, 2025 primarily due to the repayment, at maturity, of $78 million of 3.00% Series mortgage bonds in March 2025 and proceeds received in March 2025 from an $80 million unsecured term loan. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	March 31, 2026	December 31, 2025
Debt to capital	51.8%	52.1%
Effect of subtracting cash	(2.8%)	(4.6%)
Net debt to net capital (non-GAAP)	49.0%	47.5%

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

Entergy New Orleans’s receivables from the money pool were as follows:

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
(In Thousands)
$5,279	$9,009	$2,549	$3,146

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2026, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2026 Formula Rate Plan Filing

In April 2026, Entergy New Orleans submitted to the City Council its formula rate plan 2025 test year filing. The 2025 evaluation report produced an earned return on equity of 7.55% compared to the authorized return on equity of 9.35%. Without adjustments, this would result in an increase in rates of $16.6 million. The increase in rates is driven, in part, by an increase in plant in service, as well as the cost of known and measurable capital additions. The increase is also driven by a decrease in total revenues due to a decline in kWh sales. The filing is subject to a 75-day review and discovery period followed by a 25-day period to resolve any disputes among the parties. For any disputed items, the City Council would set a procedural schedule to resolve such disputes. Resulting rates will be effective with the first billing cycle of September 2026 pursuant to the formula rate plan tariff.

Distributed Energy Resource Program

As discussed in the Form 10-K, in October 2024 the City Council opened a docket to evaluate potential opportunities to increase the availability of distributed energy resources, battery storage, and related facilities in New Orleans. In December 2025 the City Council issued a resolution establishing a distributed energy resources program to be implemented and operated under the existing Energy Smart program, with $28 million in customer incentives available through credits funded by the settlement between System Energy and the City Council. In March 2026, Entergy New Orleans submitted to the City Council a proposed battery storage implementation plan for new residential and commercial battery systems that would phase such implementation over a three-year period beginning in 2026, with those systems participating in Energy Smart for seven additional years, as required by the City Council. Program costs will be offset by credits from the System Energy settlement, with no incremental impact on customer rates. An intervenor in the proceeding has challenged the plan submitted by Entergy New Orleans and seeks additional incentives for customers, including accelerated use of the credits. See “Complaints Against System Energy - System Energy Settlement with the City Council” in Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the City Council.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)
OPERATING REVENUES
Electric	$171,651	$138,925
Natural gas	—	42,130
TOTAL	171,651	181,055

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,232	12,363
Purchased power	78,302	67,741
Other operation and maintenance	33,780	38,658
Taxes other than income taxes	12,317	14,893
Depreciation and amortization	18,996	21,845
Other regulatory charges (credits) - net	(2,754)	(3,430)
TOTAL	156,873	152,070

OPERATING INCOME	14,778	28,985

OTHER INCOME
Allowance for equity funds used during construction	574	306
Interest and investment income	879	434
Miscellaneous - net	(665)	(579)
TOTAL	788	161

INTEREST EXPENSE
Interest expense	9,617	13,475
Allowance for borrowed funds used during construction	(336)	(167)
TOTAL	9,281	13,308

INCOME BEFORE INCOME TAXES	6,285	15,838

Income taxes	(99)	3,739

NET INCOME	$6,384	$12,099

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$6,384	$12,099
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	18,996	21,845
Deferred income taxes, tax credits, and non-current taxes accrued	(5,989)	(31,821)
Changes in assets and liabilities:
Receivables	6,906	10,089
Fuel inventory	(415)	156
Accounts payable	(2,026)	(10,252)
Prepaid taxes and taxes accrued	6,729	35,139
Interest accrued	1,975	2,436
Deferred fuel costs	(12,647)	(10,659)
Other working capital accounts	(14,133)	(12,165)
Provisions for estimated losses	421	(10,339)
Other regulatory assets	1,061	6,058
Other regulatory liabilities	(7,449)	(11,514)
Pension and other postretirement funded status	(2,443)	(2,637)
Other assets and liabilities	(1,052)	4,154
Net cash flow provided by (used in) operating activities	(3,682)	2,589

INVESTING ACTIVITIES
Construction expenditures	(35,877)	(32,915)
Allowance for equity funds used during construction	574	306
Changes in money pool receivable - net	3,730	597
Receipt from storm reserve escrow account	—	10,333
Payments to storm reserve escrow account	(658)	(870)
Changes in securitization account	—	698
Increase in other investments	(5,000)	—
Net cash flow used in investing activities	(37,231)	(21,851)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	79,717
Retirement of long-term debt	—	(78,000)
Other	(381)	(306)
Net cash flow provided by (used in) financing activities	(381)	1,411

Net decrease in cash and cash equivalents	(41,294)	(17,851)
Cash and cash equivalents at beginning of period	110,264	31,777
Cash and cash equivalents at end of period	$68,970	$13,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$4,403	$10,795
Income taxes - net	$150	$—
Noncash investing activities:
Accrued construction expenditures	$7,568	$3,550

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$29	$26
Temporary cash investments	68,941	110,238
Total cash and cash equivalents	68,970	110,264
Accounts receivable:
Customer	54,248	55,972
Allowance for doubtful accounts	(3,019)	(3,845)
Associated companies	6,671	10,459
Other	1,699	3,668
Accrued unbilled revenues	24,322	28,303
Total accounts receivable	83,921	94,557
Deferred fuel costs	9,438	—
Fuel inventory - at average cost	1,231	816
Materials and supplies	35,311	30,539
Prepayments and other	25,207	12,992
TOTAL	224,078	249,168

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	74,480	73,822
Other	9,374	9,485
TOTAL	83,854	83,307

UTILITY PLANT
Electric	2,282,592	2,267,691
Construction work in progress	55,499	43,055
TOTAL UTILITY PLANT	2,338,091	2,310,746
Less - accumulated depreciation and amortization	789,884	778,401
UTILITY PLANT - NET	1,548,207	1,532,345

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	108,629	109,690
Deferred fuel costs	4,080	4,080
Other	84,039	80,090
TOTAL	196,748	193,860

TOTAL ASSETS	$2,052,887	$2,058,680

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$85,000	$85,000
Payable due to associated company	720	720
Accounts payable:
Associated companies	38,923	47,709
Other	33,674	32,067
Customer deposits	30,902	30,632
Taxes accrued	23,065	16,336
Interest accrued	8,804	6,829
Deferred fuel costs	—	3,209
Other	10,350	10,659
TOTAL	231,438	233,161

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	197,878	201,345
Accumulated deferred investment tax credits	15,402	15,425
Regulatory liability for income taxes - net	13,102	15,656
Other regulatory liabilities	308,068	312,962
Accumulated provisions	79,354	78,933
Long-term debt	565,963	565,985
Long-term payable due to associated company	5,144	5,144
Other	22,142	22,057
TOTAL	1,207,053	1,217,507

Commitments and Contingencies

EQUITY
Member's equity	614,396	608,012
TOTAL	614,396	608,012

TOTAL LIABILITIES AND EQUITY	$2,052,887	$2,058,680

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2024	$697,601

Net income	12,099
Balance at March 31, 2025	$709,700

Balance at December 31, 2025	$608,012

Net income	6,384
Balance at March 31, 2026	$614,396

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $6.6 million primarily due to higher retail electric price partially offset by higher other operation and maintenance expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2026 to the first quarter 2025:

Amount
(In Millions)
2025 operating revenues	$441.9
Fuel, rider, and other revenues that do not significantly affect net income	48.7
Retail electric price	11.9
Volume/weather	1.0
2026 operating revenues	$503.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in the distribution cost recovery factor rider effective June 2025 and December 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase in industrial usage substantially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the transportation and agricultural and other chemicals industries, and an increase in demand from co-generation customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,432	1,559	(8)
Commercial	1,137	1,110	2
Industrial	2,540	2,160	18
Governmental	68	63	8
Total retail	5,177	4,892	6
Sales for resale:
Non-associated companies	132	52	154
Total	5,309	4,944	7

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $0.7 million in legal expenses associated with various regulatory proceedings and several individually insignificant items.

Income Taxes

The effective income tax rates were 16.3% for the first quarter 2026 and 15.6% for the first quarter 2025. The differences in the effective income tax rates for the first quarter 2026 and the first quarter 2025 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$275,108	$184,997

Net cash provided by (used in):
Operating activities	70,416	61,794
Investing activities	(268,461)	(440,985)
Financing activities	356,901	492,329
Net increase in cash and cash equivalents	158,856	113,138

Cash and cash equivalents at end of period	$433,964	$298,135

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $8.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher collections from customers and the timing of recovery of fuel and purchased power costs. The increase was partially offset by higher fuel and purchased power payments and the timing of payments to vendors. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $172.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to:

•a decrease of $84.4 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2026;
•a decrease of $77.3 million in non-nuclear generation construction expenditures primarily due to lower spending on the Orange County Advanced Power Station project in 2026 and lower spending on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station; and
•money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased $10.7 million for the three months ended March 31, 2026 compared to increasing by $36.2 million for the three months ended March 31, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $135.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025, partially offset by a capital contribution of $365 million received from Entergy Corporation in 2026 in order to maintain Entergy Texas’s capital structure and in anticipation of various capital expenditures. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to a capital contribution of $365 million received from Entergy Corporation in 2026.

	March 31, 2026	December 31, 2025
Debt to capital	48.2%	50.9%
Effect of excluding securitization bonds	(1.4%)	(1.4%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	46.8%	49.5%
Effect of subtracting cash	(2.9%)	(1.9%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	43.9%	47.6%

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

Entergy Texas’s receivables from the money pool were as follows:

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
(In Thousands)
$33,216	$22,467	$54,681	$18,504

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2030.  The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of March 31, 2026, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of March 31, 2026, $104.4 million in letters of credit were outstanding under one of Entergy Texas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2026, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $112.5 million annually, or $20.4 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between July 1, 2025 and December 31, 2025.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2025, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $30.3 million annually, or $20.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2024 and June 30, 2025 and changes in other transmission charges. In April 2026 the PUCT approved the TCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective for usage on and after April 6, 2026.

Generation Cost Recovery Rider

In March 2026, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Orange County Advanced Power Station. The proposed generation cost recovery rider, which includes Entergy Texas’s capital invested in generation for the Orange County Advanced Power Station through December 31, 2025, is designed to collect approximately $150.4 million annually from Entergy Texas’s retail customers. By statute, the proposed generation cost recovery rider rates are to become effective when the Orange County Advanced Power Station is placed into service, which is expected in third quarter 2026.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)
OPERATING REVENUES
Electric	$503,532	$441,939

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	81,560	24,392
Purchased power	128,967	132,618
Other operation and maintenance	77,235	74,455
Taxes other than income taxes	30,356	30,627
Depreciation and amortization	80,184	80,680
Other regulatory charges (credits) - net	2,500	3,257
TOTAL	400,802	346,029

OPERATING INCOME	102,730	95,910

OTHER INCOME
Allowance for equity funds used during construction	18,445	17,372
Interest and investment income	3,204	2,759
Miscellaneous - net	(1,598)	(1,154)
TOTAL	20,051	18,977

INTEREST EXPENSE
Interest expense	43,079	43,072
Allowance for borrowed funds used during construction	(8,058)	(7,385)
TOTAL	35,021	35,687

INCOME BEFORE INCOME TAXES	87,760	79,200

Income taxes	14,325	12,344

NET INCOME	73,435	66,856

Preferred dividend requirements	518	518

EARNINGS APPLICABLE TO COMMON STOCK	$72,917	$66,338

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$73,435	$66,856
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	80,184	80,680
Deferred income taxes, tax credits, and non-current taxes accrued	(27,446)	7,183
Changes in assets and liabilities:
Receivables	16,926	23,273
Fuel inventory	4,010	5,551
Accounts payable	(20,544)	12,130
Taxes accrued	(4,608)	(39,088)
Interest accrued	(16,975)	(22,416)
Deferred fuel costs	(32,253)	(57,024)
Other working capital accounts	5,812	19
Provisions for estimated losses	(958)	(560)
Other regulatory assets	14,970	27,907
Other regulatory liabilities	10,558	(6,314)
Pension and other postretirement funded status	(4,323)	(4,037)
Other assets and liabilities	(28,372)	(32,366)
Net cash flow provided by operating activities	70,416	61,794

INVESTING ACTIVITIES
Construction expenditures	(270,430)	(416,045)
Allowance for equity funds used during construction	18,445	17,372
Changes in money pool receivable - net	(10,749)	(36,177)
Changes in securitization account	(5,727)	(6,135)
Net cash flow used in investing activities	(268,461)	(440,985)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	494,300
Capital contribution from parent	365,000	—
Preferred stock dividends paid	(518)	(518)
Other	(7,581)	(1,453)
Net cash flow provided by financing activities	356,901	492,329

Net increase in cash and cash equivalents	158,856	113,138
Cash and cash equivalents at beginning of period	275,108	184,997
Cash and cash equivalents at end of period	$433,964	$298,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$57,644	$64,646
Income taxes - net	($793)	$—
Noncash investing activities:
Accrued construction expenditures	$62,732	$198,271

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$201	$200
Temporary cash investments	433,763	274,908
Total cash and cash equivalents	433,964	275,108
Securitization recovery trust account	7,207	1,480
Accounts receivable:
Customer	96,528	107,287
Allowance for doubtful accounts	(7,475)	(8,598)
Associated companies	42,117	28,747
Other	69,094	67,400
Accrued unbilled revenues	76,373	80,503
Total accounts receivable	276,637	275,339
Deferred fuel costs	20,900	—
Fuel inventory - at average cost	26,823	30,833
Materials and supplies	180,910	190,322
Prepayments and other	47,351	49,161
TOTAL	993,792	822,243

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	42	56
Other	15,685	15,607
TOTAL	15,727	15,663

UTILITY PLANT
Electric	9,571,760	9,491,159
Construction work in progress	1,892,286	1,761,028
TOTAL UTILITY PLANT	11,464,046	11,252,187
Less - accumulated depreciation and amortization	2,812,791	2,764,308
UTILITY PLANT - NET	8,651,255	8,487,879

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $212,427 as of March 31, 2026 and $216,107 as of December 31, 2025)	495,836	510,806
Other	203,851	191,555
TOTAL	699,687	702,361

TOTAL ASSETS	$10,360,461	$10,028,146

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$130,000	$130,000
Accounts payable:
Associated companies	59,290	73,178
Other	474,513	518,613
Customer deposits	42,970	42,109
Taxes accrued	82,572	87,180
Interest accrued	24,932	41,907
Deferred fuel costs	—	11,353
Other	16,092	16,801
TOTAL	830,369	921,141

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	926,065	947,067
Accumulated deferred investment tax credits	6,320	6,467
Regulatory liability for income taxes - net	51,375	57,755
Other regulatory liabilities	155,907	138,969
Asset retirement cost liabilities	15,302	15,097
Accumulated provisions	12,600	13,558
Long-term debt (includes securitization bonds of $221,230 as of March 31, 2026 and $221,139 as of December 31, 2025)	3,900,768	3,900,188
Other	125,627	129,693
TOTAL	5,193,964	5,208,794

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2026 and 2025	49,452	49,452
Paid-in capital	1,790,125	1,425,125
Retained earnings	2,457,801	2,384,884
Total common shareholder's equity	4,297,378	3,859,461
Preferred stock without sinking fund	38,750	38,750
TOTAL	4,336,128	3,898,211

TOTAL LIABILITIES AND EQUITY	$10,360,461	$10,028,146

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212

Net income	—	—	—	66,856	66,856
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2025	$38,750	$49,452	$1,200,125	$2,119,223	$3,407,550

Balance at December 31, 2025	$38,750	$49,452	$1,425,125	$2,384,884	$3,898,211

Net income	—	—	—	73,435	73,435
Capital contribution from parent	—	—	365,000	—	365,000
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2026	$38,750	$49,452	$1,790,125	$2,457,801	$4,336,128

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only three customers, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Results of Operations

Net Income

Net income remained relatively flat, decreasing by $0.4 million, for the first quarter 2026 compared to the first quarter 2025.

Income Taxes

The effective income tax rate was 15.9% for the first quarter 2026. The difference in the effective income tax rate for the first quarter 2026 versus the federal statutory rate of 21% was primarily due to book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$56	$28,908

Net cash provided by (used in):
Operating activities	68,497	45,164
Investing activities	(172,777)	(22,540)
Financing activities	104,346	(48,963)
Net increase (decrease) in cash and cash equivalents	66	(26,339)

Cash and cash equivalents at end of period	$122	$2,569

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $23.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher collections from customers, partially offset by an increase of $17.9 million in spending on nuclear refueling outage costs in 2026 as compared to 2025.

Investing Activities

Net cash flow used in investing activities increased $150.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to net purchases of $106.3 million in 2026 compared to net proceeds of $11.6 million in 2025 as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and an increase of $33.6 million in nuclear construction expenditures primarily due to higher spending in 2026 on Grand Gulf outage projects and upgrades.

Financing Activities

System Energy’s financing activities provided $104.3 million of cash for the three months ended March 31, 2026 compared to using $49 million of cash for the three months ended March 31, 2025 primarily due to the following activity:

•the issuance of $80 million of 5.28% Series L notes by the System Energy nuclear fuel company variable interest entity in January 2026;
•net long-term borrowings of $24.9 million in 2026 compared to net repayments of $13.8 million in 2025 on the nuclear fuel company variable interest entity’s credit facility; and
•the payment of $35 million in common stock dividends and distributions in 2025 in order to maintain System Energy’s capital structure. No common stock dividends or distributions were paid in 2026.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for System Energy is primarily due to the net issuance of long-term debt in 2026.

	March 31, 2026	December 31, 2025
Debt to capital	54.9%	53.1%
Effect of subtracting cash	—%	—%
Net debt to net capital (non-GAAP)	54.9%	53.1%

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

System Energy’s receivables from or (payables to) the money pool were as follows:

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
(In Thousands)
($15,885)	($16,299)	$443	$2,851

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2027. As of March 31, 2026, $61.3 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Nuclear Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. Grand Gulf is currently in Column 1.

In March 2026 the NRC issued an inspection report for Grand Gulf, in which it identified a preliminary “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators.  The NRC is continuing its evaluation of the issue and is expected to complete its determination during second quarter 2026.  If the NRC’s review results in a final white finding, Grand Gulf would be placed in Column 2 and would remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

System Energy Resources, Inc.
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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
	(In Thousands)
OPERATING REVENUES
Electric	$133,764	$141,811

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	9,139	14,816
Nuclear refueling outage expenses	3,513	4,090
Other operation and maintenance	42,995	43,479
Decommissioning	11,600	11,144
Taxes other than income taxes	6,838	6,804
Depreciation and amortization	30,781	30,764
Other regulatory charges (credits) - net	66,124	93
TOTAL	170,990	111,190

OPERATING INCOME (LOSS)	(37,226)	30,621

OTHER INCOME
Allowance for equity funds used during construction	2,268	1,603
Interest and investment income	78,774	12,439
Miscellaneous - net	419	237
TOTAL	81,461	14,279

INTEREST EXPENSE
Interest expense	18,238	16,022
Allowance for borrowed funds used during construction	(1,355)	(787)
TOTAL	16,883	15,235

INCOME BEFORE INCOME TAXES	27,352	29,665

Income taxes	4,336	6,276

NET INCOME	$23,016	$23,389

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$23,016	$23,389
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	49,861	54,649
Deferred income taxes, tax credits, and non-current taxes accrued	2,691	2,480
Changes in assets and liabilities:
Receivables	28,910	(5,944)
Accounts payable	22,269	(23,848)
Prepaid taxes and taxes accrued	(12,689)	(11,689)
Interest accrued	8,634	5,517
Other working capital accounts	(32,523)	963
Other regulatory assets	62,426	2,695
Other regulatory liabilities	(123,005)	(45,323)
Pension and other postretirement funded status	(3,616)	(3,799)
Other assets and liabilities	42,523	46,074
Net cash flow provided by operating activities	68,497	45,164

INVESTING ACTIVITIES
Construction expenditures	(59,004)	(26,431)
Allowance for equity funds used during construction	2,268	1,603
Nuclear fuel purchases	(121,533)	(20,123)
Proceeds from sale of nuclear fuel	15,206	31,686
Proceeds from nuclear decommissioning trust fund sales	347,000	182,871
Investment in nuclear decommissioning trust funds	(356,714)	(194,554)
Change in money pool receivable - net	—	2,408
Net cash flow used in investing activities	(172,777)	(22,540)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	202,144	174,877
Retirement of long-term debt	(97,362)	(188,840)
Change in money pool payable - net	(414)	—
Common stock dividends and distributions paid	—	(35,000)
Other	(22)	—
Net cash flow provided by (used in) financing activities	104,346	(48,963)

Net increase (decrease) in cash and cash equivalents	66	(26,339)
Cash and cash equivalents at beginning of period	56	28,908
Cash and cash equivalents at end of period	$122	$2,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,594	$10,378
Noncash investing activities:
Accrued construction expenditures	$45,791	$5,424

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$122	$56
Accounts receivable:
Associated companies	34,872	65,083
Other	8,134	6,833
Total accounts receivable	43,006	71,916
Materials and supplies	142,180	149,847
Deferred nuclear refueling outage costs	45,655	9,096
Prepaid taxes	1,004	—
Prepayments and other	8,053	5,101
TOTAL	240,020	236,016

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,689,301	1,730,722
TOTAL	1,689,301	1,730,722

UTILITY PLANT
Electric	5,865,578	5,753,963
Construction work in progress	83,472	123,172
Nuclear fuel	299,718	208,932
TOTAL UTILITY PLANT	6,248,768	6,086,067
Less - accumulated depreciation and amortization	3,692,666	3,679,886
UTILITY PLANT - NET	2,556,102	2,406,181

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	538,759	601,185
Other	36,640	34,301
TOTAL	575,399	635,486

TOTAL ASSETS	$5,060,822	$5,008,405

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$174	$140
Accounts payable:
Associated companies	17,706	25,528
Other	100,228	66,611
Taxes accrued	—	11,685
Interest accrued	21,849	13,215
Other	4,352	4,089
TOTAL	144,309	121,268

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	631,124	625,165
Accumulated deferred investment tax credits	42,675	43,045
Regulatory liability for income taxes - net	97,062	99,960
Other regulatory liabilities	777,194	897,301
Decommissioning	1,184,567	1,172,967
Long-term debt	1,194,478	1,088,563
Other	6,263	2
TOTAL	3,933,363	3,927,003

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2026 and 2025	908,944	908,944
Retained earnings	74,206	51,190
TOTAL	983,150	960,134

TOTAL LIABILITIES AND EQUITY	$5,060,822	$5,008,405

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2024	$958,944	$13,095	$972,039

Net income	—	23,389	23,389
Common stock dividends and distributions	(20,000)	(15,000)	(35,000)
Balance at March 31, 2025	$938,944	$21,484	$960,428

Balance at December 31, 2025	$908,944	$51,190	$960,134

Net income	—	23,016	23,016
Balance at March 31, 2026	$908,944	$74,206	$983,150

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2026-1/31/2026	—	$—	—	$350,052,918
2/01/2026-2/28/2026	—	$—	—	$350,052,918
3/01/2026-3/31/2026	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2026, Entergy withheld 88,415 shares of its common stock at $93.19 per share, 72,452 shares of its common stock at $94.97 per share, 217,131 shares of its common stock at $95.67 per share, 56,436 shares of its common stock at $97.96 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

(1)See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
(2)Maximum amount of shares that may yet be repurchased relates only to the $500 million share repurchase program plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, the following directors or officers of Entergy or the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, relating to shares of Entergy Corporation common stock:

Name and Title	Action	Date of Action	Type of Trading Arrangement (a)	Aggregate Number of Shares to be Purchased or Sold	Expiration Date (b)
Kimberly S. Cook-Nelson, Executive Vice President and Chief Operating Officer of Entergy, Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	Adopted	03/09/2026	Rule 10b5-1 trading arrangement	Up to 10,000 shares to be sold	12/31/2026
Phillip R. May, Jr., Chairman of the Board, President and Chief Executive Officer of Entergy Louisiana	Adopted	03/09/2026	Rule 10b5-1 trading arrangement	Up to 10,000 shares to be sold	12/31/2026
Haley R. Fisackerly, Chairman of the Board, President and Chief Executive Officer of Entergy Mississippi	Adopted	02/27/2026	Rule 10b5-1 trading arrangement	Up to 10,638 shares to be sold (c)	12/31/2026

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
(c)This trading arrangement provides for the sale of up to 10,638 shares upon the exercise of outstanding options.

Other than those disclosed above, no director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2026.

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

In March 2026 the NRC issued an inspection report for Grand Gulf, in which it identified a preliminary “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators.  The NRC is continuing its evaluation of the issue and is expected to complete its determination during second quarter 2026.  If the NRC’s review results in a final white finding, Grand Gulf would be placed in Column 2 and would remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

Environmental Regulation

The following is an update to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

Coal Combustion Residuals

As discussed in the Form 10-K, in April 2015 the EPA published the final coal combustion residuals (CCR) rule (2015 CCR Rule) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes regulated under Resource Conservation and Recovery Act Subtitle D. The final regulations created new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria but excluded CCRs that are beneficially reused in certain processes.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed.

In May 2024 the EPA finalized a rule (2024 CCR Rule) establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). CCR utilized in roadbeds and embankments is excluded from the CCRMU definition. Entergy does not have any legacy impoundments; however, the definition of CCRMUs includes on-site areas where CCR was beneficially used. This is contrary to the 2015 CCR Rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities were required to identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the 2015 CCR Rule and the 2024 CCR Rule continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rules. In February 2026, as part of its stated deregulatory agenda, the EPA finalized a rule extending various deadlines, including the facility evaluation report Parts 1 and 2 deadlines by one year, until February 2027 and February 2028, respectively. Additional deregulatory rulemaking is expected in 2026.

Item 6.  Exhibits

4(a) -
Twenty-second Supplemental Indenture, dated as of February 1, 2026, to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.72 to Form 8-K filed February 26, 2026 in 1-32718).

4(b) -
Officer’s Certificate No. 36-B-24, dated February 23, 2026, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.71(b) to Form 8-K filed February 26, 2026 in 1-32718).

4(c) -
Officer’s Certificate No. 36-B-25, dated February 23, 2026, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.71(b) to Form 8-K filed February 26, 2026 in 1-32718).

4(d) -	Forty-fourth Supplemental Indenture, dated as of March 1, 2026, to Mortgage and Deed of Trust of Entergy Mississippi, dated as of February 1, 1988 (4.73 to Form 8-K filed March 6, 2026 in 1-31508).

*10(a)	Form of Stock Option Grant Agreement – Alternative Retirement Vesting.

*10(b)	Form of Restricted Stock Unit Grant Agreement – Alternative Retirement Vesting.

*10(c)	Form of Long Term Incentive Program Performance Unit Grant Agreement – Alternative Retirement Vesting.

*10(d)	Form of Long Term Incentive Program Performance Unit Grant Agreement.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    May 1, 2026