Form 10-Q
period 2026-06-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2026-07-31
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at June 30, 2026
Entergy Corporation	($0.01 par value)	466,631,498

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2025 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2025, filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
GAAP	Generally Accepted Accounting Principles
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas and 25% by Entergy Mississippi
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents, which is a non-GAAP measure
NRC	Nuclear Regulatory Commission
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

Winter Storm Fern

In January 2026, portions of Entergy’s service territory experienced the effects of Winter Storm Fern, including prolonged freezing temperatures, heavy ice accumulations, and wind, which caused severe damage to Entergy’s infrastructure. Entergy’s cost of mobilizing crews and restoring power was approximately $450 million, including approximately $375 million in capital costs and approximately $75 million in non-capital costs. The impacts were primarily at Entergy Louisiana and Entergy Mississippi. There are well-established mechanisms and precedent for addressing these catastrophic events and providing the process for regulatory review of storm costs for prudence and for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Results of Operations

Second Quarter 2026 Compared to Second Quarter 2025

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the second quarter 2026 to the second quarter 2025 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2025 Net Income (Loss) Attributable to Entergy Corporation	$598,648	($130,718)	$467,930

Operating revenues	197,765	(2,976)	194,789
Fuel, fuel-related expenses, and gas purchased for resale	125,029	(1,960)	123,069
Purchased power	(67,592)	(1,270)	(68,862)
Other regulatory charges (credits) - net	40,597	—	40,597
Other operation and maintenance	45,427	1,528	46,955
Taxes other than income taxes	13,311	(315)	12,996
Depreciation and amortization	26,775	(1,179)	25,596
Other income (deductions)	79,462	5,198	84,660
Interest expense	67,599	20,580	88,179
Other expenses	1,790	(16)	1,774
Income taxes	(3,912)	(2,809)	(6,721)
Preferred dividend requirements of subsidiaries and noncontrolling interests	1,189	—	1,189
2026 Net Income (Loss) Attributable to Entergy Corporation	$625,662	($143,055)	$482,607

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2026 to the second quarter 2025:

Amount
(In Millions)
2025 operating revenues	$3,316
Fuel, rider, and other revenues that do not significantly affect net income	96
Retail electric price	80
Return on construction work in progress for certain utility plant investments	40
Volume/weather	22
Effect of sale of natural gas distribution businesses	(41)
2026 operating revenues	$3,513

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

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2026 and the implementation of the Generating Arkansas Jobs Act rider effective June 2026;
•an increase in Entergy Louisiana’s resilience plan cost recovery rider effective March 2026;
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

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage and an increase in industrial usage, partially offset by the effect of less favorable weather on residential sales. The increase in weather-adjusted residential usage is primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the data center, primary metals, and chlor-alkali industries.

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

Total electric energy sales for Utility for the three months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	8,736	8,899	(2)
Commercial	7,208	7,265	(1)
Industrial	17,164	15,620	10
Governmental	617	617	—
Total retail	33,725	32,401	4
Sales for resale	3,338	4,133	(19)
Total	37,063	36,534	1

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Purchased power includes a decrease of $18 million in costs in 2026, at Entergy Texas, related to the procurement of capacity through MISO’s annual planning resource auction. Higher costs in second quarter 2025 resulted from the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months in 2025. Prior to June 2026, Entergy Texas also did not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates. In June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. In May 2026, Entergy Texas filed a request with the PUCT for a capacity cost recovery rider to recover eligible capacity procurement costs associated with its participation in MISO’s annual planning resource auction, and the PUCT approved the request in July 2026. See Note 2 to the financial statements herein for discussion of the capacity cost recovery rider.

Other operation and maintenance expenses increased from $713 million for the second quarter 2025 to $759 million for the second quarter 2026 primarily due to:

•an increase of $24 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $10 million in compensation and benefits costs primarily due to higher healthcare claims activity and the timing of the recognition of prescription drug rebates; and
•several individually insignificant items.

The increase was partially offset by a decrease of $9 million in bad debt expense.

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

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in second quarter 2026;
•an increase of $31 million in the amortization of tax gross-up on customer advances, including customer advances for construction; and
•an increase of $19 million on interest earned on money pool investments.

The increase was partially offset by a $17 million true-up, recorded in second quarter 2025, of Entergy Louisiana’s MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing.

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
•the issuance by Entergy Mississippi of $650 million of 5.05% Series mortgage bonds in March 2026;
•an increase of $18 million in carrying costs on customer advances, including customer advances for construction; and
•$8 million in carrying costs in second quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by the repayment by Entergy Arkansas of $600 million of 3.5% Series mortgage bonds in February 2026.

Parent and Other

Interest expense increased primarily due to the issuances of junior subordinated debentures totaling $1.3 billion in November 2025.

Income Taxes

The effective income tax rate was 21.3% for the second quarter 2026. The difference in the effective income tax rate for the second quarter 2026 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and a provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the six months ended June 30, 2026 to the six months ended June 30, 2025 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2025 Net Income (Loss) Attributable to Entergy Corporation	$1,088,527	($259,837)	$828,690

Operating revenues	538,441	(2,900)	535,541
Fuel, fuel-related expenses, and gas purchased for resale	391,341	(970)	390,371
Purchased power	(51,171)	(394)	(51,565)
Other regulatory charges (credits) - net	176,739	—	176,739
Other operation and maintenance	45,395	2,458	47,853
Asset write-offs, impairments, and related charges	—	18,059	18,059
Taxes other than income taxes	21,153	(398)	20,755
Depreciation and amortization	54,068	(1,286)	52,782
Other income (deductions)	274,156	4,467	278,623
Interest expense	103,533	34,595	138,128
Other expenses	(4,226)	(9)	(4,235)
Income taxes	(6,781)	(12,191)	(18,972)
Preferred dividend requirements of subsidiaries and noncontrolling interests	5,416	—	5,416
2026 Net Income (Loss) Attributable to Entergy Corporation	$1,165,657	($298,134)	$867,523

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2026 to the six months ended June 30, 2025:

Amount
(In Millions)
2025 operating revenues	$6,145
Fuel, rider, and other revenues that do not significantly affect net income	423
Retail electric price	142
Return on construction work in progress for certain utility plant investments	70
Volume/weather	17
Effect of sale of natural gas distribution businesses	(113)
2026 operating revenues	$6,684

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

The volume/weather variance is primarily due to an increase in industrial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the data center, primary metals, transportation, and petroleum refining industries. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

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

Total electric energy sales for Utility for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	16,792	17,683	(5)
Commercial	13,437	13,507	(1)
Industrial	33,060	29,452	12
Governmental	1,172	1,176	—
Total retail	64,461	61,818	4
Sales for resale	6,127	5,767	6
Total	70,588	67,585	4

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Purchased power includes a decrease of $16 million in costs in 2026, at Entergy Texas, related to the procurement of capacity through MISO’s annual planning resource auction. Higher costs in 2025 resulted from the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months in 2025. Prior to June 2026, Entergy Texas also did not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates. In June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. In May 2026, Entergy Texas filed a request with the PUCT for a capacity cost recovery rider to recover eligible capacity procurement costs associated with its participation in MISO’s annual planning resource auction, and the PUCT approved the request in July 2026. See Note 2 to the financial statements herein for discussion of the capacity cost recovery rider.

Other operation and maintenance expenses increased from $1,376 million for the six months ended June 30, 2025 to $1,421 million for the six months ended June 30, 2026 primarily due to:

•an increase of $37 million in power delivery expenses primarily due to higher vegetation maintenance costs, a higher scope of work performed in 2026 as compared to 2025, and increased contract labor costs;
•an increase of $20 million in compensation and benefits costs primarily due to a revision to estimated incentive-based compensation expense in 2025; and
•several individually insignificant items.

The increase was partially offset by:

•a decrease of $19 million in insurance expense primarily due to higher nuclear insurance refunds;
•a decrease of $14 million in loss provisions;
•a decrease of $11 million in bad debt expense; and
•a decrease of $10 million in gas operations expenses resulting from the absence of expenses following the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

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

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in 2026;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $39 million in the amortization of tax gross-up on customer advances, including customer advances for construction; and
•an increase of $27 million on interest earned on money pool investments.

The increase was partially offset by a $17 million true-up, recorded in second quarter 2025, of Entergy Louisiana’s MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing.

Interest expense increased primarily due to:

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
•the issuance by Entergy Mississippi of $650 million of 5.05% Series mortgage bonds in March 2026;
•the issuance by Entergy Mississippi of $600 million of 5.80% Series mortgage bonds in March 2025;
•the issuance by Entergy Texas of $500 million of 5.25% Series mortgage bonds in February 2025;
•the issuance by System Energy of $240 million of 5.30% Series mortgage bonds in May 2025;
•an increase of $26 million in carrying costs on customer advances, including customer advances for construction; and
•$16 million in carrying costs in 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by the repayment by Entergy Arkansas of $600 million of 3.5% Series mortgage bonds in February 2026 and the repayment by Entergy Louisiana of $250 million of 4.44% Series mortgage bonds in January 2026.

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

Income Taxes

The effective income tax rate was 20% for the six months ended June 30, 2026. The difference in the effective income tax rate for the six months ended June 30, 2026 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the allowance for equity funds used during construction, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table.

	June 30, 2026	December 31, 2025
Debt to capital	65.2%	64.3%
Effect of excluding securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	65.1%	64.1%
Effect of subtracting cash	(2.8%)	(1.5%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	62.3%	62.6%

(a)Calculation excludes the Texas securitization bonds, which are non-recourse to Entergy Texas.

As of June 30, 2026, 20.8% of the debt outstanding is at the parent company, Entergy Corporation, and 79.2% is at the Utility segment. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2031.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. Although there were no borrowings under the facility for the six months ended June 30, 2026, the estimated interest rate as of June 30, 2026 that would have been applied to outstanding borrowings under the facility was 5.14%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of June 30, 2026:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of June 30, 2026, Entergy Corporation had $1,544 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2026 was 4.01%.

As discussed in the Form 10-K, Entergy’s sources to meet its capital requirements and to fund potential investments include, among other things, debt and equity issuances in the capital markets. In addition to other planned debt issuances by the Registrant Subsidiaries and Entergy Corporation, borrowings under new or existing credit facilities and Entergy Corporation’s commercial paper program, and the planned equity issuances discussed below, Entergy Corporation currently expects to issue approximately $3 billion in junior subordinated debentures through 2030.

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

In May 2026, Entergy Corporation marketed an equity offering of approximately 19.2 million shares of Entergy Corporation common stock. In lieu of issuing equity at the time of the offering, Entergy Corporation entered into forward sale agreements with several forward counterparties. The forward sale agreements require Entergy Corporation to, at its election on or prior to April 30, 2028, either (1) physically settle the transactions by issuing the total of approximately 19.2 million shares of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $110.74 per share) or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

In June 2026, Entergy Corporation physically settled its remaining obligations under certain of its then-outstanding forward sale agreements under its at the market equity distribution program for cash proceeds of $126 million and physically settled a portion of its obligations under certain of its then-outstanding equity forward sale agreements for cash proceeds of $546 million.

Entergy Corporation currently expects to issue approximately $7 billion of equity through 2030, which it may issue under its at the market equity distribution program or otherwise, with approximately $4.1 billion already settled or contracted under forward sale agreements as of June 30, 2026.

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

Following are the current annual amounts of Entergy’s planned construction and other capital investments through 2030.

Planned construction and capital investments	2026	2027	2028	2029	2030
	(In Millions)
Generation	$7,735	$11,765	$11,040	$7,690	$6,325
Transmission	2,250	2,685	2,295	1,865	895
Distribution	2,725	2,055	1,715	1,965	1,830
Utility Support	455	340	330	300	270
Total	$13,165	$16,845	$15,380	$11,820	$9,320

The updated capital plan for 2026-2030 reflects incremental capital investments for potential generation projects, primarily related to resources identified in Entergy Louisiana’s application filed with the LPSC in March 2026 as discussed below in “Entergy Louisiana Additional Generation and Transmission Resources.” The capital plan includes amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, the capital plan also includes amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•investments in generation projects to modernize, decarbonize, expand, and diversify the Utility operating companies’ portfolios, as well as to support customer growth, including Ironwood Power Station, Jefferson Power Station, Arkansas Cypress Solar, Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, Richland Parish Units 1-4, Pointe Coupee Units 1-3, Waterford 6 Power Station, Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, Vicksburg Advanced Power Station, Orange County Advanced Power Station, Lone Star Power Station, Legend Power Station, and potential construction of additional generation;
•investments in the Utility nuclear fleet;
•transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

Renewables

Entergy Arkansas Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties. The facility is expected to be in service by the end of 2028.

Cypress Harvest Solar

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish, Louisiana. In March 2026 the LPSC staff filed an affidavit attesting that the Cypress Harvest Solar facility meets the applicable parameters for Entergy Louisiana’s expedited certification process and recommending that the LPSC grant certification. At its April 2026 meeting, the LPSC voted to grant the requested approval and certification, with a written order issued in May 2026. In July 2026 the Iberville Parish Council adopted a two-year moratorium on battery energy storage system development to allow time for further evaluation of the community impacts of the technology. The facility has a scheduled in service date of 2028.

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking approval and certification to construct the Segno Solar facility and Votaw Solar facility. The application asks that the LPSC approve, subject to certain ongoing discussions, allocation of the two facilities to a designated renewable resources subscription to Entergy Louisiana’s Rider Geaux Zero, and further asserts that the two solar resources fall below certain breakeven parameters established in connection with the LPSC’s order allowing Entergy Louisiana to procure up to 3 GW of solar resources, thus supporting that the resources should be certified as being in the public interest. The application requests consideration by the LPSC at or before its August 2026 meeting. A procedural schedule was set with a hearing initially scheduled for July 2026. In June 2026, Entergy Louisiana filed an unopposed motion asking that the procedural schedule be suspended to allow for settlement negotiations. The motion was granted and the procedural schedule was suspended. The parties’ settlement negotiations are ongoing. Subject to approval by the LPSC, the Segno Solar facility and the Votaw Solar facility are expected to be in service by 2029.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Generation and Transmission

Jefferson Power Station

As discussed in the Form 10-K, in August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The estimated cost of the project is $1,602 million. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but was, in fact, $90 million below the cost presented. In its January 2026 order, the APSC also approved Entergy Arkansas’s recovery of the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Additionally, in its January 2026 order, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations for future generation additions, with limited exceptions where Entergy Arkansas believes that a specific solicitation should be restricted to a certain resource and provides a detailed explanation to the APSC supporting this belief, which the APSC later determined in its March 2026 order is a narrow exception. In February 2026, Entergy Arkansas filed for rehearing seeking to correct the benchmark. In March 2026 the APSC issued an order denying Entergy Arkansas’s petition and maintained the benchmark, although costs over the benchmark were not found to be disallowed. Also in its March 2026 order, the APSC ordered Entergy Arkansas to submit a draft of an all-source request for proposals within thirty days of the order, which Entergy Arkansas filed in April 2026. Also in March 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of its construction costs, as required by the APSC order. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including Jefferson Power Station, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties. Also as part of the APSC’s January 2026 order, Entergy Arkansas is required to file quarterly status reports on its evaluation of the White Bluff coal to gas conversion. Entergy Arkansas filed its second status report in July 2026, setting forth that it expects to provide the APSC a total cost estimate and project timeline for the White Bluff 1 conversion within the next 60 days as part of an application and/or a supplemental update. The facility is expected to be in service by the end of 2029.

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

In March 2026, Entergy Louisiana entered into an electric service agreement with Evest LLC (Evest), a subsidiary of Meta Platforms, Inc., in connection with establishing service to a second new data center to be developed by Evest in north Louisiana. The obligations pursuant to the agreement will commence following construction of certain transmission facilities needed to serve Evest, and the effectiveness of the agreement is conditioned upon receipt of required governmental approvals, including approval from the LPSC. Also in March 2026, Entergy Louisiana filed an application with the LPSC for certification to construct seven new combined cycle combustion turbine generation resources totaling 5,278 MW at a total cost of approximately $12.9 billion, each of which will be enabled for future carbon capture and storage, and three battery energy storage systems, including two that will be co-located with solar resources at the Cypress Harvest Solar Facility in Iberville Parish and the Bogalusa West Solar Facility in Washington Parish. The application also seeks approval to construct a new 500 kV transmission line, from West Fork Creek to St. Landry, estimated to cost $1.4 billion, and other related transmission facilities. Four of the new combined cycle combustion turbine generation resources are to be located near the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
customer site in north Louisiana (Richland Parish Units 1-4), while the remaining three units will be located near the existing Big Cajun site in Pointe Coupee Parish (Pointe Coupee Units 1-3). The seven new combined cycle combustion turbine generation resources have various estimated in-service dates in 2030 and 2031. The application also requests certain approvals related to a corporate sustainability agreement with the new customer. The corporate sustainability agreement contemplates the new customer contributing to the costs of the future addition of 2,500 MW of new renewable and energy storage resources, agreements involving nuclear-related efforts and contributions to bill assistance and other programs for low-income residents. Entergy Louisiana anticipates recovering the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application is pending before the LPSC. At its April 2026 meeting, the LPSC voted to direct the administrative hearings division to adopt a procedural schedule that would allow for LPSC consideration of the matter at its December 2026 meeting, and also to have the administrative hearings division serve as a hearing examiner and compile a record for the LPSC to consider without the issuance of a formal recommendation from the ALJ. LPSC staff and intervenor testimony is due to be filed by July 31, 2026. Entergy Louisiana’s rebuttal testimony is due in September 2026. A hearing is scheduled to take place in October 2026.

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

In June 2026 certain intervenors filed a motion requesting that the LPSC issue a subpoena to Meta Platforms, Inc. to obtain certain information about the data center project, including the level of expected investment, job creation, load characteristics, and other aspects of the project, as well as certain financial information. In July 2026, after briefing and argument, the ALJ issued a ruling granting this motion in part and denying it in part. In July 2026, Meta Platforms, Inc. filed a motion to quash the subpoena and a motion for interlocutory appeal of the ruling that granted the issuance of the subpoena.

Babel - Webre 500 kV Transmission Project

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas on the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. In May 2026 the LPSC staff and the Southern Renewable Energy Association (SREA), an intervenor, filed direct testimony. The LPSC staff’s testimony and SREA’s testimony recommended that the LPSC find the project to be in the public

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

interest and grant certification under the LPSC’s general order on transmission siting. A hearing is scheduled for September 2026.

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

Cottonwood Power Station

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application seeking LPSC approval and a certificate of convenience and necessity to acquire the Cottonwood combined cycle combustion turbine facility, a 1,263 MW combined cycle facility in Deweyville, Texas that was originally placed in commercial service in 2003. The filing seeks findings from the LPSC that the costs of the acquisition, including the approximately $1.5 billion purchase price and $309.3 million in capital upgrades and maintenance items needed to bring the Cottonwood facility into alignment with Entergy Louisiana’s fleet standards with respect to operations and safety, are eligible for recovery in customer rates. In June 2026 the LPSC staff filed direct testimony raising various concerns and objections to the proposed transaction as presented in Entergy Louisiana’s application. The LPSC staff asserts that the need for the Cottonwood facility is driven predominantly by loads associated with certain large data center projects and opines that the costs and future operational risks of the Cottonwood facility should be borne by these customers in particular, not Entergy Louisiana’s customers generally. The LPSC staff’s direct testimony also raises issues regarding the acquisition premium, potential stranded costs, and future operating risks associated with the Cottonwood facility. Discovery is ongoing, and Entergy Louisiana filed rebuttal testimony in July 2026. A hearing is scheduled for September 2026 and Entergy Louisiana’s application requests an LPSC decision by October 2026. The acquisition is currently targeted to close in January 2027, subject to regulatory approvals and other conditions to closing.

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

Dividends

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  In July 2026 the Board declared a dividend of $0.64 per share.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Millions)
Cash and cash equivalents at beginning of period	$1,929	$860

Net cash provided by (used in):
Operating activities	2,722	1,798
Investing activities	(5,093)	(3,741)
Financing activities	4,296	2,259
Net increase in cash and cash equivalents	1,925	316

Cash and cash equivalents at end of period	$3,854	$1,176

Operating Activities

Net cash flow provided by operating activities increased $924 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase of $700 million in receipts of advance payments related to customer agreements, including $599 million in customer advances and $101 million in tax gross-up on customer advances for construction, higher collections from Utility customers, and the timing of recovery of fuel and purchased power costs. The increase was partially offset by higher fuel and purchased power payments, the timing of payments to vendors, and an increase of $36 million in interest paid. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $1,352 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•an increase of $804 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Arkansas on the Jefferson Power Station project, the Cypress Solar project, and the Ironwood Power Station project, by Entergy Louisiana on the Richland Parish Power Station Units 1-4 project, the Pointe Coupee Units 1-3 project, the Waterford 6 Power Station project, the Waterford 5 Power Station project, and the Westlake Power Station project, and by Entergy Mississippi on the Traceview Advanced Power Station project; partially offset by lower spending by Entergy Texas on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025 and lower spending on the Orange County Advanced Power Station project in 2026. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station;
•an increase of $297 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern restoration efforts in 2026. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026;
•an increase of $228 million in transmission construction expenditures primarily due to higher spending by Entergy Louisiana on the Amite South transmission projects and increased spending on various other Utility transmission projects;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $71 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•payments to storm reserve escrow accounts of $6 million in 2026 compared to net receipts from storm reserve escrow accounts of $37 million in 2025.

The increase was partially offset by a decrease of $69 million in cash collateral posted to support Entergy Louisiana’s, Entergy Arkansas’s, and Entergy Mississippi’s obligations to MISO in 2026.

Financing Activities

Net cash flow provided by financing activities increased $2,037 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•net issuances of $912 million of commercial paper in 2026 as compared to net repayments of $452 million of commercial paper in 2025;
•long-term debt activity providing approximately $2,761 million of cash in 2026 compared to providing approximately $1,918 million of cash in 2025; and
•$1,017 million in net proceeds from the issuance of common stock in forward contracts under the at the market equity distribution program and the settlement of equity forward sale agreements in 2026 compared to $805 million in net proceeds from the issuance of common stock under the at the market equity distribution program in 2025.

The increase was partially offset by:

•a $248 million payment by Entergy Texas in June 2026 associated with a financed portion of construction work in progress related to the Orange County Advanced Power Station;
•an increase of $69 million in common stock dividends paid in 2026 as compared to 2025 as a result of an increase in the dividend paid per share and an increase in the number of shares outstanding; and
•a decrease of $37 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

See Note 3 to the financial statements herein and Note 7 to the financial statements in the Form 10-K for discussion of the equity issuances, the equity distribution program, and the equity forward sale agreements. See Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K for details of Entergy’s commercial paper program and long-term debt.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreements. The primary form of credit support used to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2026, based on power prices at that time, Entergy had $4 million of posted cash collateral.

In addition to the ability to post cash collateral, each of the Utility operating companies has uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. See Note 4 to the financial statements herein for discussion of these letter of credit facilities. As of June 30, 2026, Entergy Louisiana had $19 million of posted cash collateral and Entergy Mississippi had $15 million of posted cash collateral.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, except Grand Gulf, which is in Column 2.

In April 2026 the NRC issued a final significance determination and notice of violation for Grand Gulf, in which it finalized a “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators, resulting in Grand Gulf’s placement in Column 2, effective first quarter 2026.  Grand Gulf will remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

In July 2026 the NRC issued an inspection report for River Bend, in which it identified a preliminary “white” finding with “low safety significance” related to one of the service water pumps at River Bend. The NRC is continuing its evaluation of the issue and is expected to complete its determination during third quarter 2026. If

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

the NRC’s review results in a final “white” finding, River Bend would be placed in Column 2 and would remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

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

In May 2026 the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes guidance on recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The ASU requires an entity to recognize an environmental credit as an asset when it is probable that the environmental credit will be (1) used to settle an environmental credit obligation, (2) transferred in an exchange transaction, or (3) used in a nonreciprocal transfer. An environmental credit obligation is required to be recognized when an event occurring on or before the reporting date results in an environmental credit obligation under existing or enacted regulation. The ASU also requires various disclosures related to environmental credits and environmental credit obligations, including how credits are obtained and used, the nature of applicable regulatory compliance programs and related accounting policies, and financial statement impact. ASU 2026-02 is effective for Entergy beginning first quarter 2028. Entergy does not expect ASU 2026-02 to materially affect its results of operations, financial positions, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,513,488	$3,274,945	$6,683,761	$6,032,811
Natural gas	—	40,778	—	112,509
Other	10,150	13,126	27,503	30,403
TOTAL	3,523,638	3,328,849	6,711,264	6,175,723

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	759,343	636,274	1,371,167	980,796
Purchased power	307,243	376,105	670,286	721,851
Nuclear refueling outage expenses	28,433	29,613	52,576	62,654
Other operation and maintenance	771,418	724,463	1,444,983	1,397,130
Asset write-offs, impairments, and related charges	—	—	18,059	—
Decommissioning	59,523	56,569	118,341	112,498
Taxes other than income taxes	214,770	201,774	421,294	400,539
Depreciation and amortization	548,179	522,583	1,088,308	1,035,526
Other regulatory charges (credits) - net	(15,360)	(55,957)	103,939	(72,800)
TOTAL	2,673,549	2,491,424	5,288,953	4,638,194

OPERATING INCOME	850,089	837,425	1,422,311	1,537,529

OTHER INCOME
Allowance for equity funds used during construction	54,741	51,305	102,081	95,323
Interest and investment income	174,908	87,419	390,718	120,825
Miscellaneous - net	(49,987)	(43,722)	(27,024)	(28,996)
TOTAL	179,662	95,002	465,775	187,152

INTEREST EXPENSE
Interest expense	433,114	343,067	833,030	691,451
Allowance for borrowed funds used during construction	(22,861)	(20,993)	(43,037)	(39,586)
TOTAL	410,253	322,074	789,993	651,865

INCOME BEFORE INCOME TAXES	619,498	610,353	1,098,093	1,072,816

Income taxes	131,678	138,399	219,468	238,440

CONSOLIDATED NET INCOME	487,820	471,954	878,625	834,376

Preferred dividend requirements of subsidiaries and noncontrolling interests	5,213	4,024	11,102	5,686

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$482,607	$467,930	$867,523	$828,690

Earnings per average common share:
Basic	$1.05	$1.07	$1.90	$1.91
Diluted	$1.03	$1.05	$1.87	$1.87

Basic average number of common shares outstanding	458,745,729	439,182,369	457,240,145	434,789,473
Diluted average number of common shares outstanding	466,308,890	445,700,889	464,415,110	443,446,875

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)

Net Income	$487,820	$471,954	$878,625	$834,376

Other comprehensive income (loss)
Pension and other postretirement plan changes (net of tax expense (benefit) of ($617), ($1,411), $420, and ($3,695))	(1,995)	(4,602)	1,916	(8,331)
Other comprehensive income (loss)	(1,995)	(4,602)	1,916	(8,331)

Comprehensive Income	485,825	467,352	880,541	826,045
Preferred dividend requirements of subsidiaries and noncontrolling interests	5,213	4,024	11,102	5,686
Comprehensive Income Attributable to Entergy Corporation	$480,612	$463,328	$869,439	$820,359

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$878,625	$834,376
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,326,139	1,255,204
Deferred income taxes, tax credits, and non-current taxes accrued	220,890	231,274
Asset write-offs, impairments, and related charges	18,059	—
Changes in working capital:
Receivables	(225,491)	(275,045)
Fuel inventory	(5,679)	(4,852)
Accounts payable	134,118	(53,439)
Taxes accrued	12,201	11,230
Interest accrued	45,508	22,867
Deferred fuel costs	(131,572)	(263,205)
Customer advances - current	740,977	303,791
Other working capital accounts	(118,766)	(58,819)
Changes in provisions for estimated losses	(23,610)	(38,444)
Changes in other regulatory assets	134,270	174,523
Changes in other regulatory liabilities	32,992	20,040
Changes in customer advances - non-current	135,298	25,000
Changes in pension and other postretirement funded status	(105,395)	(104,968)
Other	(346,811)	(281,743)
Net cash flow provided by operating activities	2,721,753	1,797,790

INVESTING ACTIVITIES
Construction/capital expenditures	(5,030,819)	(3,668,326)
Allowance for equity funds used during construction	102,081	83,161
Nuclear fuel purchases	(199,768)	(129,124)
Payment for purchase of plant	(263)	(1,608)
Insurance proceeds received for property damages	14,282	—
Changes in securitization account	215	3,309
Payments to storm reserve escrow accounts	(5,551)	(6,808)
Receipts from storm reserve escrow accounts	—	43,789
Decrease (increase) in other investments	65,548	(1,659)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	3,546
Proceeds from nuclear decommissioning trust fund sales	1,548,167	713,102
Investment in nuclear decommissioning trust funds	(1,586,838)	(780,211)
Net cash flow used in investing activities	(5,092,946)	(3,740,829)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	4,625,848	3,517,949
Treasury stock	11,534	24,539
Common stock	1,017,171	804,631
Retirement of long-term debt	(1,864,866)	(1,599,728)
Changes in commercial paper - net	911,722	(451,686)
Customer advances received for construction	885,867	732,454
Customer advances used for construction	(436,221)	(245,481)
Other	(259,675)	2,164
Dividends paid:
Common stock	(585,899)	(516,716)
Preferred stock	(9,159)	(9,159)
Net cash flow provided by financing activities	4,296,322	2,258,967

Net increase in cash and cash equivalents	1,925,129	315,928

Cash and cash equivalents at beginning of period	1,928,916	859,703

Cash and cash equivalents at end of period	$3,854,045	$1,175,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$683,997	$647,900
Income taxes - net	($2,301)	$2,487
Noncash investing activities:
Accrued construction expenditures	$1,002,641	$576,992

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$118,189	$45,895
Temporary cash investments	3,735,856	1,883,021
Total cash and cash equivalents	3,854,045	1,928,916
Accounts receivable:
Customer	872,618	735,734
Allowance for doubtful accounts	(29,436)	(32,324)
Other	230,059	242,402
Accrued unbilled revenues	635,234	524,420
Total accounts receivable	1,708,475	1,470,232
Deferred fuel costs	192,004	54,133
Fuel inventory - at average cost	137,653	131,974
Materials and supplies	1,784,544	1,710,395
Deferred nuclear refueling outage costs	125,220	86,497
Prepayments and other	402,260	424,704
TOTAL	8,204,201	5,806,851

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,722,325	6,300,880
Non-utility property - at cost (less accumulated depreciation)	479,919	481,590
Storm reserve escrow accounts	314,335	308,784
Other	128,794	124,414
TOTAL	7,645,373	7,215,668

PROPERTY, PLANT, AND EQUIPMENT
Electric	76,545,871	74,750,917
Construction work in progress	9,018,853	6,020,008
Nuclear fuel	809,430	834,690
TOTAL PROPERTY, PLANT, AND EQUIPMENT	86,374,154	81,605,615
Less - accumulated depreciation and amortization	29,250,718	28,751,001
PROPERTY, PLANT, AND EQUIPMENT - NET	57,123,436	52,854,614

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $208,212 as of June 30, 2026 and $216,107 as of December 31, 2025)	4,871,706	5,005,976
Deferred fuel costs	172,201	172,201
Goodwill	367,582	367,582
Accumulated deferred income taxes	29,719	15,540
Other	588,400	452,298
TOTAL	6,029,608	6,013,597

TOTAL ASSETS	$79,002,618	$71,890,730

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,510,174	$2,375,140
Notes payable and commercial paper	1,569,496	657,774
Accounts payable	2,716,222	2,565,546
Customer deposits	491,361	479,796
Taxes accrued	537,390	525,189
Interest accrued	331,165	285,657
Deferred fuel costs	20,861	14,562
Pension and other postretirement liabilities	61,365	63,214
Customer advances	1,470,056	632,850
Other	290,501	223,240
TOTAL	8,998,591	7,822,968

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,875,664	5,592,681
Accumulated deferred investment tax credits	183,073	187,173
Regulatory liability for income taxes - net	1,034,742	1,079,699
Other regulatory liabilities	3,989,788	3,911,839
Customer advances	170,298	35,000
Decommissioning and asset retirement cost liabilities	5,063,544	4,947,530
Accumulated provisions	472,169	495,779
Pension and other postretirement liabilities	88,612	113,930
Long-term debt (includes securitization bonds of $212,647 as of June 30, 2026 and $221,139 as of December 31, 2025)	31,547,652	27,902,021
Customer advances for construction	2,086,359	1,615,455
Other	952,030	953,078
TOTAL	51,463,931	46,834,185

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2026 and 2025; issued shares in 2026 and 2025 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2026 and 2025; issued 596,525,807 shares in 2026 and 583,203,774 shares in 2025	5,965	5,832
Paid-in capital	9,966,490	8,979,387
Retained earnings	12,980,060	12,698,436
Accumulated other comprehensive loss	(1,090)	(3,006)
Less - treasury stock, at cost (129,894,309 shares in 2026 and 130,864,409 shares in 2025)	4,722,305	4,757,573
Total shareholders’ equity	18,229,120	16,923,076
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	91,566	91,091
TOTAL	18,320,686	17,014,167

TOTAL LIABILITIES AND EQUITY	$79,002,618	$71,890,730

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2026
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2025	$91,091	$5,832	($4,757,573)	$8,979,387	$12,698,436	($3,006)	$17,014,167

Consolidated net income (a)	5,889	—	—	—	384,916	—	390,805
Other comprehensive income	—	—	—	—	—	3,911	3,911
Common stock issuances and sales under the at the market equity distribution program	—	46	—	349,672	—	—	349,718
Common stock issuance costs	—	—	—	(4,007)	—	—	(4,007)
Common stock issuances related to stock plans	—	—	31,953	(49,959)	—	—	(18,006)
Common stock dividends declared	—	—	—	—	(292,867)	—	(292,867)
Distributions to noncontrolling interests	(998)	—	—	—	—	—	(998)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2026	91,402	5,878	(4,725,620)	9,275,093	12,790,485	905	17,438,143

Consolidated net income (a)	5,213	—	—	—	482,607	—	487,820
Other comprehensive loss	—	—	—	—	—	(1,995)	(1,995)
Common stock issuances and sales under the at the market equity distribution program	—	21	—	127,364	—	—	127,385
Common stock issuances from settlement of equity forward sale agreements	—	66	—	556,664	—	—	556,730
Common stock issuance costs	—	—	—	(12,656)	—	—	(12,656)
Common stock issuances related to stock plans	—	—	3,315	20,025	—	—	23,340
Common stock dividends declared	—	—	—	—	(293,032)	—	(293,032)
Distributions to noncontrolling interests	(469)	—	—	—	—	—	(469)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2026	$91,566	$5,965	($4,722,305)	$9,966,490	$12,980,060	($1,090)	$18,320,686

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2026 and second quarter 2026 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

As discussed in the Form 10-K, Entergy entered into an exclusivity agreement with a major vendor to manufacture power island equipment (PIE) and combustion turbines (CT) for combustion turbine generator set frames larger than 400 MWs. The agreement was amended in second quarter 2026, updating the minimum order commitment of PIE to 27 sets, with no change to the original commitment of a minimum order of two CTs. As of June 30, 2026, 10 sets of PIE and two CT slots of the minimum commitment have been fulfilled.

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

Entergy Louisiana

As discussed in the Form 10-K, in June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. The LPSC staff issued its audit report in March 2026. The next step is for the LPSC to issue its final report, but there is no deadline or timing requirement associated with the issuance of the final report.

In February 2026, Entergy Louisiana, in its monthly filing to update its fuel adjustment clause, requested to defer approximately $141.9 million of fuel costs incurred in January 2026 that were primarily attributable to the effects of Winter Storm Fern, consistent with the LPSC’s general order approved at its February 2026 meeting permitting temporary modifications to the LPSC’s fuel adjustment clause general order. The filing proposed to

Entergy Corporation and Subsidiaries
Notes to Financial Statements
defer the recovery of these fuel costs over a four-month period from March 2026 through June 2026 to mitigate the customer bill impacts of these fuel costs. In March 2026 the LPSC issued a special order delegating authority to the LPSC executive secretary to review and approve utility-specific requests for deferral of fuel costs from Winter Storm Fern, subject to audit as per the LPSC’s fuel clause general order. In April 2026 the LPSC executive secretary approved Entergy Louisiana’s request for deferral.

In April 2026 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2023 through 2025. Discovery is ongoing, and no audit report has been filed.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2026 Base Rate Case

In February 2026, Entergy Arkansas filed with the APSC a general change in rates, charges, and tariffs. The filing requested a base rate increase to recover a base rate revenue deficiency of $44.6 million and notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015. The primary drivers of the revenue deficiency were increased depreciation expense and the impact of net capital additions. Additionally, the filing requested a 9.90% return on common equity and increased depreciation rates as the result of a depreciation study. In March 2026 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas. In June 2026 the APSC established a procedural schedule with an evidentiary hearing scheduled to begin in November 2026, and in July 2026 a number of intervenors moved to modify the schedule to conduct additional discovery. Entergy Arkansas opposed the motion in part based on the voluminous discovery conducted to date.

2026 Formula Rate Plan Filing

In July 2026, Entergy Arkansas filed with the APSC its 2026 formula rate plan filing to set its formula rate for the 2027 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings and a netting adjustment for the 2025 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 historical year was 8.8%, resulting in a $47.2 million formula rate plan revenue increase to produce a 9.65% earned rate of return on common equity. When combined with 2025 historical year formula rate plan revenues of $56.0 million, the total proposed revenue change for the 2025 historical year netting adjustment is a reduction of $8.8 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Entergy Arkansas’s revenue requirement in this filing did not exceed the constraint. In second quarter 2026, Entergy Arkansas recorded a regulatory liability of $8.8 million to reflect the amount of the 2025 historical year netting adjustment that it collected from customers during the 2025 rate effective period.

Generating Arkansas Jobs Act Rider

In March 2026, Entergy Arkansas filed its first annual update to the strategic investment recovery rider, requesting recovery of $110.4 million of financing costs during construction of generation and transmission strategic investments related to Ironwood Power Station, Jefferson Power Station, and the Arkansas Cypress Solar facility. The revised rates were requested to be effective with the first billing cycle of June 2026. In April 2026 the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
APSC general staff filed testimony arguing that the APSC had not issued an order designating Ironwood Power Station as a strategic investment and that related costs should therefore be removed from the annual update. Also in April 2026, Entergy Arkansas filed testimony asserting that the APSC general staff’s position is contrary to the plain language of the statute, which includes an exception for facilities like Ironwood Power Station that were certified by the APSC within a certain timeframe. A hearing was held in April 2026. In June 2026 the APSC approved Entergy Arkansas’s annual update, and rates became effective June 4, 2026.

Production Tax Credit Tariffs

As discussed in Note 3 to the financial statements in the Form 10-K, in January 2026 the APSC opened a docket to investigate the sale of Entergy Arkansas’s nuclear production tax credits and the appropriate ratemaking treatment of production tax credits for all of Entergy Arkansas’s eligible resources, including how the proceeds of any sales should flow through to customers. For nuclear production tax credits, Entergy Arkansas proposed a nuclear production tax credit rider, which would provide for the immediate flow through to customers of the weighted average cost of capital return on the net proceeds of the monetized nuclear production tax credits. Recognizing that the timing and determination from the IRS is uncertain, the nuclear production tax credit rider also proposes that, if there is an unfavorable IRS determination, Entergy Arkansas would collect applicable costs from customers. As directed by the APSC, in February 2026, Entergy Arkansas submitted a compliance filing to the APSC verifying the status of the solar production tax credits. The filing also verified that the net proceeds from the sale of the nuclear production tax credits were recorded in FERC accounts that are accruing a return for customers’ benefit at a rate that is above the customer deposit rate. Subsequently, in March 2026, Entergy Arkansas filed testimony setting forth its proposal for the solar production tax credits. Specifically, Entergy Arkansas requested the same ratemaking treatment for all of the solar facilities that the APSC already approved for Walnut Bend (i.e., the total net monetized proceeds from production tax credits expected to be generated over the first ten years of a solar facility’s operation are estimated and then amortized over the expected useful life of the asset, which is typically 30 years). Additionally, consistent with prior orders for these resources, the regulatory liabilities associated with the net cash proceeds from monetized solar production tax credits will be included in Entergy Arkansas’s calculation of its weighted average cost of capital providing a return on the unamortized balance for the benefit of customers. Further, Entergy Arkansas proposes to flow the benefits of the solar production tax credits to customers through Entergy Arkansas’s formula rate plan, effective with the formula rate plan rates that will go into effect January 1, 2027. Entergy Arkansas’s proposal would result in the benefits of the production tax credits being passed through to customers, if approved, as reductions in revenue requirement evenly over the life of the assets, rather than only during the 10-year period in which the production tax credits are generated. In April 2026 the APSC general staff filed testimony proposing an amortization period of no more than 15 years for the monetized proceeds for the tax credits associated with the West Memphis Solar and Driver Solar facilities. An evidentiary hearing was held in July 2026, but was not completed. The APSC is to set a date to complete the hearing.

Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties. The facility is expected to be in service by the end of 2028.

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

In July 2026, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $114.2 million, or $12.4 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of September 2026 through February 2027. Additionally, Entergy Louisiana’s true-up filing included an under-recovery totaling $2.5 million to be implemented in the January 2027 semi-annual filing. The LPSC staff is reviewing the filed rider rates.

Vegetation Management Rider

In November 2025 the LPSC staff issued notice of its initiation of a rulemaking to implement a vegetation management pilot program for LPSC jurisdictional electric utilities. The pilot program would be voluntary and would allow utilities to establish a rider for distribution vegetation management for up to 100% of the utility’s prior calendar year vegetation management spending. The rider may not exceed 1% of a customer’s bill, and the utility would be required to maintain its prior calendar year level of spending on vegetation management as reflected in its base rates or formula rate plan. In February 2026 the LPSC staff filed a report and recommendation along with a proposed final rule providing for the adoption of the pilot program consistent with the terms outlined in the original notice. In March 2026 the LPSC voted to accept the LPSC staff’s recommendation and adopt the proposed pilot

Entergy Corporation and Subsidiaries
Notes to Financial Statements
program as presented. In April 2026, Entergy Louisiana filed its vegetation management rider for the rate-effective period of May 2026 through December 2026, which included a revenue requirement of $20 million for incremental spending on distribution vegetation management above the prior calendar year level of spending on vegetation management.

2025 Formula Rate Plan Filing

In June 2026, Entergy Louisiana filed its formula rate plan evaluation report for its 2025 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the test year 2025, the formula produced an earned return on equity of 9.63%, which falls within the established bandwidth and therefore results in no adjustment to base rider formula rate plan revenue.

Additional changes in formula rate plan revenue include: (1) the removal of approximately $73 million in annual customer credits associated with the global stipulated settlement agreement, which have been fully credited to customers in accordance with the agreement; (2) a reduction in customer credits through the tax adjustment mechanism, attributable to the return of Entergy Louisiana’s over-collection of income tax expense associated with Louisiana state tax law changes effective in 2025 and the expiration of certain ad valorem exemptions; (3) increases in transmission and distribution plant in service, as recognized through the transmission and distribution recovery mechanisms, including restoration costs from Winter Storm Fern, for which Entergy Louisiana does not intend to seek relief or exception to the formula rate plan; (4) increases to the additional capacity mechanism; and (5) the final phase-in of additional nuclear depreciation expense, in accordance with the global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement. Collectively, these factors contributed to a net increase of $222 million in formula rate plan revenue for the period. Subject to LPSC review, the resulting changes from the 2025 formula rate plan evaluation report will become effective for bills rendered during the first billing cycle of September 2026, subject to refund.

Request for Extension of Formula Rate Plan

In June 2026, Entergy Louisiana submitted a motion requesting the LPSC approve a one-year extension of its current formula rate plan, with all material provisions left unchanged, including the allowed return on common equity of 9.7% with a bandwidth of 40 basis points above and below the midpoint. Entergy Louisiana has requested LPSC action on the proposed extension by August 2026.

River Bend Deregulated Asset Plan Filing

In September 2025, Entergy Louisiana filed an application seeking LPSC approval to recover from customers, prospectively, approximately $49 million in annual revenues associated with the Louisiana retail deregulated portion of River Bend. Costs associated with the deregulated portion of River Bend have historically been excluded from retail ratemaking as a result of a 1988 LPSC decision. Instead, Entergy Louisiana has been allowed by the LPSC to either recover 4.6 cents per kWh for the power generated from that portion of the plant, or sell the power into the applicable market (subject to certain restrictions). The filing presents evidence that River Bend is a cost-effective and prudent source of needed baseload supply with value to Entergy Louisiana customers and seeks to recover the previously excluded costs, on a prospective basis. In March 2026 the LPSC staff and certain intervenors filed direct testimony recommending that the LPSC deny Entergy Louisiana’s application. The LPSC staff’s testimony further recommends that, if the LPSC were to grant any relief, notwithstanding the LPSC staff’s recommendation, such relief should be limited to allowing only prospective capital additions at River Bend to be included in Entergy Louisiana’s customer rates. Entergy Louisiana’s rebuttal testimony is due in August 2026. A hearing is scheduled for January 2027.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the MPSC (Entergy Mississippi)

Retail Rates

2026 Formula Rate Plan Filing

In February 2026, Entergy Mississippi submitted its formula rate plan 2026 test year filing and 2025 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2025 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2026 calendar year to also be within the formula rate plan bandwidth. The 2026 test year filing resulted in an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2025 look-back filing compared actual 2025 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposed to adjust interim rates by $293 thousand to reflect one outside-the-bandwidth change, a true-up of demand side management costs.

In June 2026, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2026 test year filing, with the exception of immaterial adjustments to certain operations and maintenance expenses. The formula rate plan reflected an earned return on rate base of 7.68% for calendar year 2026, resulting in no change in formula rate plan revenues for 2026. Pursuant to the stipulation, Entergy Mississippi’s 2025 look-back filing reflected an earned return on rate base of 8.10%, which also resulted in no change in formula rate plan revenues for 2025. In addition, the stipulation included the recovery of the outside-the-bandwidth change discussed above as well as the ratemaking treatment of certain customer contributions, the mechanism for recovery of the benefits of nuclear production tax credits, and the realignment of the first project from the interim facilities rate adjustment to the formula rate plan. In June 2026 the MPSC approved the joint stipulation with rates effective in July 2026. See Note 10 to the financial statements herein for further discussion of the mechanism for recovery of the benefits of nuclear production tax credits included in the joint stipulation.

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

In July 2026 the City Council’s advisors issued a report seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues of approximately $4.4 million due to certain proposed cost realignments, imputation of revenues, and disallowances. The City Council’s advisors also recommended that Entergy New Orleans be permitted to collect $20 million over five years beginning in September 2026 to recover amounts that it might be required to pay Entergy Louisiana and Entergy Arkansas pursuant to a FERC order issued in June 2026, relating to an alleged MSS-4 replacement tariff (MSS-4R) violation. However, the FERC order is unclear on its face, and the specific amount of a payment, if any, is unknown. Requests for rehearing and clarification of the FERC order are pending. See “MSS-4 Replacement Tariff - Net Operating Loss Carryforward Proceeding” below for additional discussion of the FERC order. If any rate adjustments are not resolved, the City Council would set a procedural schedule to resolve such disputes. A response by Entergy New Orleans to the advisors’ report is

Entergy Corporation and Subsidiaries
Notes to Financial Statements
due in August 2026. Resulting rates will be effective with the first billing cycle of September 2026 pursuant to the formula rate plan tariff.

Request for Extension of Formula Rate Plan

In July 2026, Entergy New Orleans submitted a motion requesting the City Council approve a four-year extension of its current formula rate plan, with all material provisions left unchanged, including the authorized return on equity of 9.35% with a bandwidth of 50 basis points above and below the midpoint. Entergy New Orleans has requested City Council action on the proposed extension by August 2026.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2026, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $112.5 million annually, or $20.4 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between July 1, 2025 and December 31, 2025. In July 2026 the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective for usage on and after July 8, 2026.

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

Generation Cost Recovery Rider

In March 2026, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Orange County Advanced Power Station. The proposed generation cost recovery rider, which includes Entergy Texas’s capital invested in generation for the Orange County Advanced Power Station through December 31, 2025, is designed to collect approximately $150.4 million annually from Entergy Texas’s retail customers. By statute, the proposed generation cost recovery rider rates are to become effective when the Orange County Advanced Power Station is placed into service, which is expected in third quarter 2026. In July 2026 the ALJ with the State Office of Administrative Hearings approved a proposed procedural schedule that includes a hearing on the merits in September 2026 and provides for interim rates to become effective for usage on and after the Orange County Advanced Power Station in-service date, to the extent final rates are not in place by that time.

Capacity Cost Recovery Rider (CCRR)

In May 2026, Entergy Texas filed with the PUCT a request to establish a new CCRR. The proposed CCRR is designed to collect approximately $58 million annually from Entergy Texas’s retail customers based on Entergy Texas’s eligible capacity-related costs and revenues for the 12 months beginning June 1, 2026. The eligible capacity-related costs and revenues are associated with Entergy Texas’s participation in MISO’s annual planning

Entergy Corporation and Subsidiaries
Notes to Financial Statements
resource auction. In July 2026 the PUCT approved the CCRR, consistent with Entergy Texas’s as-filed request, and rates became effective on July 10, 2026.

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

Unit Power Sales Agreement

See Note 2 to the financial statements in the Form 10-K for discussion of the Unit Power Sales Agreement. The following is an update to that discussion.

Pension Costs Amendment Proceeding

As discussed in the Form 10-K, in October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. In November 2025 the FERC issued an order approving System Energy’s proposed prepaid and accrued pension recovery mechanism. System Energy has been utilizing this methodology in billings since December 1, 2022 and will continue to utilize it going forward. As a result of the FERC’s order, System Energy did not owe any refunds. In December 2025 the APSC filed a request for rehearing of the November 2025 order. In January 2026 the FERC denied the APSC’s rehearing request by operation of law. In May 2026 the FERC issued a follow-up substantive order denying the APSC’s rehearing and sustaining its finding that no refunds are owed.

MSS-4 Replacement Tariff - Net Operating Loss Carryforward Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the MSS-4R net operating loss carryforward proceeding. The following is an update to that discussion.

As discussed in the Form 10-K, in October 2021 the LPSC filed a complaint with the FERC alleging that Entergy Services improperly excluded net operating loss carryforward accumulated deferred income taxes (NOLC ADIT) from MSS-4R rates in the period before March 20, 2021. The LPSC argued that sales from Entergy Louisiana to Entergy Texas and Entergy New Orleans were charged at rates lower than they otherwise should have been, and it accordingly seeks surcharges for the period prior to March 20, 2021. The FERC set the complaint for hearing procedures and subsequently the hearing for this complaint proceeding was consolidated with the hearing procedures for Entergy Services’ January 2021 NOLC ADIT filing.

Testimony was filed by parties in 2023, and the hearing before a FERC ALJ was concluded in February 2024. In June 2024, the FERC ALJ issued an initial decision addressing three major issues: (1) whether Entergy Services’ proposed prospective inclusion and allocation of NOLC ADIT in MSS-4R rates using a modified with-and-without methodology is just and reasonable; (2) whether Entergy Services correctly calculated excess and deficient accumulated deferred income taxes in accordance with the terms of a prior settlement; and (3) whether NOLC ADIT should have been included in MSS-4R rates prior to the effective date of the January 2021 MSS-4R filing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
With respect to issues (1) and (2), the presiding ALJ concluded that Entergy Services’ proposed methodology for allocating and including NOLC ADIT in MSS-4R rates was just and reasonable and that Entergy Services correctly performed the excess and deficient accumulated deferred income taxes calculations. With respect to issue (3), however, the presiding ALJ agreed with the LPSC that NOLC ADIT should have been included in MSS-4R rates since September 1, 2016, and as a result, the presiding ALJ ordered that Entergy Louisiana and Entergy Arkansas recalculate bills for the period of September 1, 2016 through November 11, 2023 with surcharges expected to be due to those operating companies from the purchasing operating companies, Entergy New Orleans, Entergy Texas, and Entergy Louisiana (for some Entergy Arkansas sales). The presiding ALJ also ordered Entergy Services to pay the interest owed to Entergy Louisiana on these surcharges.

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

Entergy Services disputed the presiding ALJ's rulings on issue (3) and filed exceptions to these rulings in July 2024. In June 2026 the FERC issued its opinion largely affirming the initial decision. Specifically, the FERC found the historic exclusion of NOLC ADIT from MSS-4R rates was a tariff violation and ordered Entergy Louisiana and Entergy Arkansas to provide refunds and/or surcharges, as appropriate, for the period from September 1, 2016 through November 12, 2023 for sales by Entergy Louisiana and for the period December 19, 2013 until May 13, 2024 for sales by Entergy Arkansas. The FERC also ordered the relevant operating company to pay interest on the amounts owed.

In July 2026, Entergy Services, along with the LPSC, the City Council, and the PUCT, filed for rehearing and clarification of the FERC’s order. Entergy Services continues to dispute that the NOLC ADIT should have been included in MSS-4R rates prior to the effective date of the tariff amendment filing. Moreover, because of ambiguity in the order and the pending rehearing and clarification requests, it is unclear whether Entergy Arkansas and Entergy Louisiana as sellers will receive surcharges or have to provide refunds. Specifically, there is a lack of clarity as to whether plant-related liability accumulated deferred income taxes must be included in calculating refunds/surcharges. Entergy Services also identified a lack of clarity regarding including the nuclear decommissioning liability deduction in the NOLC ADIT calculation. Depending on the guidance issued by the FERC in response to the request for rehearing and clarification of its June 2026 order, each of the affected Entergy operating companies could either receive material refunds or owe material surcharges. As such, any amounts payable or receivable between the Entergy operating companies that may result from the order are not reasonably estimable as of June 30, 2026.

MSS-4 Replacement Tariff – River Bend 70 Depreciation LPSC Complaint

In May 2026 the LPSC filed a complaint with the FERC alleging that Entergy Texas owes surcharges to Entergy Louisiana because the depreciation rates used in the MSS-4R for the River Bend 70 sales of capacity and energy were based on a directive of the PUCT for the period from September 1, 2016 to December 31, 2025. The LPSC quantifies the potential surcharge as $100 million, inclusive of interest. Entergy Services disputes that any surcharges are due from Entergy Texas to Entergy Louisiana. In June 2026, Entergy Services filed a motion to dismiss and answer to the complaint submitted by the LPSC.

Joint Targeted Interconnection Queue Cost Allocation Dispute

In April 2026, MISO submitted to the FERC an unexecuted agreement proposing to assign to Entergy Texas (in its capacity as the owner of the Legend Power Station) costs associated with the MISO and Southwest

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Power Pool Joint Targeted Interconnection Queue. Entergy Texas estimates that MISO’s proposed cost assignment would result in total charges of approximately $112 million, paid over twenty years beginning in 2031. In May 2026, Entergy Texas filed a protest to the agreement, as well as a separate complaint at the FERC, arguing that the proposed cost allocation is not just and reasonable. In June 2026 the FERC issued a deficiency notice to MISO. In July 2026, MISO and Southwest Power Pool filed answers to the complaint, and MISO filed an answer to the deficiency letter. Protests and comments in response to MISO’s answer to the deficiency letter are due in August 2026.

Storm Cost Recovery Filings with Retail Regulators

See Note 2 to the financial statements in the Form 10-K for discussion regarding storm cost recovery filings.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations for the three and six months ended June 30, 2026 and 2025, included on the consolidated income statements:

	For the Three Months Ended June 30,
	2026		2025
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$487,820		$471,954
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	5,213		4,024
Net income attributable to Entergy Corporation	$482,607		$467,930
Basic shares and earnings per average common share	458.7	$1.05	439.2	$1.07
Average dilutive effect of:
Stock options	1.3	—	0.9	—
Other equity plans	1.1	—	1.2	—
Equity forwards	5.2	(0.02)	4.4	(0.02)
Diluted shares and earnings per average common share	466.3	$1.03	445.7	$1.05

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Six Months Ended June 30,
	2026		2025
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$878,625		$834,376
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	11,102		5,686
Net income attributable to Entergy Corporation	$867,523		$828,690
Basic shares and earnings per average common share	457.2	$1.90	434.8	$1.91
Average dilutive effect of:
Stock options	1.3	(0.01)	1.0	—
Other equity plans	1.1	—	1.3	(0.01)
Equity forwards	4.8	(0.02)	6.3	(0.03)
Diluted shares and earnings per average common share	464.4	$1.87	443.4	$1.87

Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 366,136 stock options outstanding for the three months ended June 30, 2025 because their effect would have been antidilutive. The calculation of diluted earnings per share excluded 149,415 stock options outstanding for the six months ended June 30, 2026 and 305,113 stock options outstanding for the six months ended June 30, 2025 because their effect would have been antidilutive. Until settlement of the forward sale agreements discussed in Note 7 to the financial statements in the Form 10-K and below in “Equity Distribution Program” and “Equity Forward Sale Agreements”, earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. The calculation of diluted earnings per share excluded 2,423,880 shares for the three months ended June 30, 2025 and 1,304,889 shares for the six months ended June 30, 2025 under forward sale agreements outstanding because their effect would have been antidilutive.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.64 for the three months ended June 30, 2026 and $0.60 for the three months ended June 30, 2025. Dividends declared per common share were $1.28 for the six months ended June 30, 2026 and $1.20 for the six months ended June 30, 2025.

Equity Distribution Program

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. The following are updates to that discussion.

The aggregate number of shares of common stock sold under the equity distribution sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of June 30, 2026, an aggregate gross sales price of approximately $2.8 billion has been sold under the at the market equity distribution program.

During the six months ended June 30, 2026 and 2025, there were no shares of common stock directly issued under the at the market equity distribution program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the six months ended June 30, 2026, Entergy Corporation physically settled its obligations under the following forward sale agreements:

Effective Date of Forward Sale Agreements	Shares of Common Stock Issued	Gross Sales Price	Forward Sellers Fees	Forward Sale Price per Share	Cash Proceeds at Settlement
		(Dollars In Thousands, Except Per Share Data)
Forward sale agreements settled in February 2026:
September 2024	1,900,000	$115,314	$1,153
March 2025	2,713,790	$232,216	$2,322
Total	4,613,790			$75.05	$346,243
Forward sale agreements settled in June 2026:
September 2024	1,169,070	$70,952	$710
September 2024	888,756	$57,702	$577
Total	2,057,826			$61.28	$126,098

Entergy Corporation incurred an aggregate amount of approximately $0.5 million of general issuance costs associated with the February 2026 settlement and an aggregate amount of approximately $0.3 million of general issuance costs associated with the June 2026 settlement. Entergy Corporation used the net proceeds for general corporate purposes including the repayment of commercial paper.

Equity Forward Sale Agreements

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s equity forward sale agreements. The following are updates to that discussion.

In May 2026, Entergy Corporation marketed an equity offering of approximately 19.2 million shares of Entergy Corporation common stock. In lieu of issuing equity at the time of the offering, Entergy Corporation entered into forward sale agreements with several forward counterparties. No amounts have been or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the forward sale agreements occur. The forward sale agreements require Entergy Corporation to, at its election on or prior to April 30, 2028, either (1) physically settle the transactions by issuing the total of approximately 19.2 million shares of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $110.74 per share) or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

During the six months ended June 30, 2026, Entergy Corporation physically settled its obligations under the following forward sale agreements:

Effective Date of Forward Sale Agreements	Shares of Common Stock Issued	Gross Sales Price	Forward Sellers Fees	Forward Sale Price per Share	Cash Proceeds at Settlement
		(Dollars In Thousands, Except Per Share Data)
Forward sale agreements settled in June 2026:
March 2025	6,650,417	$555,310	$10,829	$81.87	$545,902

Entergy Corporation incurred approximately $0.3 million of common stock issuance costs with the settlement. Entergy Corporation used the net proceeds for general corporate purposes including the repayment of commercial paper.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sale price. If Entergy Corporation had elected to net share settle the forward sale agreements as of June 30, 2026, Entergy Corporation would have been required to deliver 3.8 million shares.

Treasury Stock

During the six months ended June 30, 2026, Entergy Corporation reissued 970,100 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2026.

Retained Earnings

On July 31, 2026, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.64 per share, payable on September 1, 2026 to holders of record as of August 13, 2026.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, April 1,	$905	$39,040

Amounts reclassified from accumulated other comprehensive income (loss)	(1,995)	(4,602)
Net other comprehensive loss for the period	(1,995)	(4,602)

Ending balance, June 30,	($1,090)	$34,438

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, January 1,	($3,006)	$42,769

Amounts reclassified from accumulated other comprehensive income (loss)	1,916	(8,331)
Net other comprehensive income (loss) for the period	1,916	(8,331)

Ending balance, June 30,	($1,090)	$34,438

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended June 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, April 1,	$32,829	$52,687

Amounts reclassified from accumulated other comprehensive income	(1,088)	(2,132)
Net other comprehensive loss for the period	(1,088)	(2,132)

Ending balance, June 30,	$31,741	$50,555

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the six months ended June 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, January 1,	$33,916	$53,658

Amounts reclassified from accumulated other comprehensive income	(2,175)	(3,103)
Net other comprehensive loss for the period	(2,175)	(3,103)

Ending balance, June 30,	$31,741	$50,555

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$946	$3,462	(a)
Amortization of net gain	1,666	2,551	(a)
Total amortization	2,612	6,013
Income taxes	(617)	(1,411)	Income taxes
Total amortization (net of tax)	$1,995	$4,602

Total reclassifications for the period (net of tax)	$1,995	$4,602

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$1,892	$6,924	(a)
Amortization of net gain (loss)	(4,228)	5,102	(a)
Total amortization	(2,336)	12,026
Income taxes	420	(3,695)	Income taxes
Total amortization (net of tax)	($1,916)	$8,331

Total reclassifications for the period (net of tax)	($1,916)	$8,331

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended June 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$308	$1,136	(a)
Amortization of net gain	1,149	1,719	(a)
Total amortization	1,457	2,855
Income taxes	(369)	(723)	Income taxes
Total amortization (net of tax)	$1,088	$2,132

Total reclassifications for the period (net of tax)	$1,088	$2,132

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the six months ended June 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$617	$2,272	(a)
Amortization of net gain	2,296	3,438	(a)
Total amortization	2,913	5,710
Income taxes	(738)	(2,607)	Income taxes
Total amortization (net of tax)	$2,175	$3,103

Total reclassifications for the period (net of tax)	$2,175	$3,103

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2031. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  Although there were no borrowings under the facility for the six months ended June 30, 2026, the estimated interest rate as of June 30, 2026 that would have been applied to outstanding borrowings under the facility was 5.14%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of June 30, 2026:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of June 30, 2026, Entergy Corporation had $1,544 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2026 was 4.01%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2026 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2026	Letters of Credit Outstanding as of June 30, 2026
Entergy Arkansas	April 2028	$25 million (b)	5.59%	$—	$—
Entergy Arkansas	June 2031	$300 million (c)	4.77%	$—	$—
Entergy Louisiana	June 2031	$400 million (c)	4.89%	$—	$—
Entergy Mississippi	June 2031	$300 million (c)	4.77%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	5.37%	$—	$—
Entergy Texas	June 2031	$300 million (c)	4.89%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of June 30, 2026 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2026:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2026 (a)
Entergy Arkansas	$100 million	0.78%	$59.5 million
Entergy Arkansas	$200 million	0.50%	$118.3 million
Entergy Louisiana	$125 million	0.78%	$111.1 million
Entergy Louisiana	$60 million	0.50%	$38.5 million (b)
Entergy Mississippi	$65 million	0.78%	$64.3 million (c)
Entergy Mississippi	$65 million	0.50%	$56.0 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.25%	$110.6 million
Entergy Texas	$160 million	1.05%	$—

(a)As of June 30, 2026, letters of credit posted with MISO covered financial transmission rights exposure of $1.4 million for Entergy Arkansas; $1.3 million for Entergy Louisiana; $2.5 million for Entergy Mississippi; and $0.6 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)As of June 30, 2026, the letters of credit issued for Entergy Louisiana under this facility include $37.0 million in MISO letters of credit and $1.5 million in non-MISO letters of credit outstanding.
(c)As of June 30, 2026, the letters of credit issued for Entergy Mississippi under this facility include $63.0 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have FERC-authorized short-term borrowing limits effective through January 2027. The FERC-authorized short-term borrowing limit for Entergy Arkansas is effective through February 2028. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2026 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$46

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities, three of which previously provided for the issuance of commercial paper until such provisions relating to commercial paper were terminated in June 2026. The following is a summary of the nuclear fuel company VIE credit facilities as of June 30, 2026:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings	Amount Outstanding as of June 30, 2026
		(Dollars in Millions)
Entergy Arkansas VIE	June 2029	$80	4.76%	$40.7
Entergy Louisiana River Bend VIE	June 2029	$105	4.77%	$28.6
Entergy Louisiana Waterford VIE	June 2029	$105	4.77%	$27.7
System Energy VIE	June 2029	$120	4.81%	$54.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of June 30, 2026 as follows:

Company	Description	Amount
Entergy Arkansas VIE	1.84% Series N due July 2026 (a)	$90 million
Entergy Arkansas VIE	5.54% Series O due May 2029	$70 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	5.94% Series J due September 2026	$70 million
System Energy VIE	2.05% Series K due September 2027	$90 million
System Energy VIE	5.28% Series L due January 2029	$80 million

(a)Repaid at maturity

In July 2026, the Entergy Arkansas nuclear fuel company VIE issued $120 million of 5.28% intermediate term secured notes due July 2031. The Entergy Arkansas nuclear fuel company VIE used the proceeds to repay, at maturity, its $90 million of 1.84% Series N intermediate term secured notes and expects to use the remaining funds to purchase additional nuclear fuel.

In accordance with regulatory treatment, interest on the nuclear fuel company VIEs’ debt arrangements, which currently include their credit facilities and long-term notes payable, is reported in fuel expense.

As of June 30, 2026, Entergy Louisiana and System Energy each has obtained financing authorization from the FERC that extends through January 2027 for issuances by its nuclear fuel company VIEs. Entergy Arkansas has obtained financing authorization from the FERC that extends through February 2028 for issuances by its nuclear fuel company VIE.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Advanced Power Station and Vicksburg Advanced Power Station, to finance, on an interim basis, storm restoration costs related to Winter Storm Fern, and for general corporate purposes.

(Entergy New Orleans)

In May 2026, Entergy New Orleans issued $35 million of 5.91% Series mortgage bonds due June 2036 and $55 million of 6.65% Series mortgage bonds due June 2056. Entergy New Orleans used the proceeds to repay, at maturity, its $85 million of 4% Series mortgage bonds due June 2026 and for general corporate purposes.

(Entergy Texas)

In May 2026, Entergy Texas issued $425 million of 5.20% Series mortgage bonds due June 2036. Entergy Texas expects to use the proceeds, together with other funds, to finance construction of the Orange County Advanced Power Station and the Lone Star Power Station, to repay, on or at maturity, its $130 million of 1.50% Series mortgage bonds due September 2026, and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of June 30, 2026 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$33,057,826	$30,712,302
Entergy Arkansas	$5,841,909	$5,273,485
Entergy Louisiana	$11,564,821	$10,643,441
Entergy Mississippi	$3,666,384	$3,370,025
Entergy New Orleans	$661,221	$627,938
Entergy Texas	$4,442,972	$4,129,543
System Energy	$1,188,885	$1,187,778

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

Stock Options

In January 2026 the Board approved and Entergy granted long-term incentive awards in the form of options on 298,829 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $20.81 per option.  As of June 30, 2026, there were options on 3,000,194 shares of common stock outstanding with a weighted-average exercise price of $60.44.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2026.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2026 was $153.9 million.

The following table includes financial information for stock options for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.0	$1.0	$2.0	$2.1
Tax benefit recognized in Entergy’s consolidated net income	$0.2	$0.2	$0.4	$0.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.5	$0.5	$1.0	$1.0

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following table includes financial information for other outstanding equity awards for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$10.3	$9.4	$20.3	$19.4
Tax benefit recognized in Entergy’s consolidated net income	$2.5	$2.3	$5.0	$4.8
Compensation cost capitalized as part of fixed assets and materials and supplies	$5.7	$4.7	$10.8	$9.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified net pension costs, including amounts capitalized, for the second quarters of 2026 and 2025, included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$23,078	$23,617
Interest cost on projected benefit obligation	56,047	59,680
Expected return on assets	(76,536)	(75,280)
Recognized net loss	13,956	13,309
Net pension cost	$16,545	$21,326

Entergy’s qualified net pension costs, including amounts capitalized, for the six months ended June 30, 2026 and 2025, included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$46,156	$47,234
Interest cost on projected benefit obligation	112,094	119,360
Expected return on assets	(153,072)	(150,560)
Recognized net loss	27,912	26,618
Net pension cost	$33,090	$42,652

The Registrant Subsidiaries’ qualified net pension costs, including amounts capitalized, for their current and former employees for the second quarters of 2026 and 2025, included the following components:

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

The Registrant Subsidiaries’ qualified net pension costs, including amounts capitalized, for their current and former employees for the six months ended June 30, 2026 and 2025, included the following components:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$8,726	$10,640	$2,592	$530	$2,022	$2,652
Interest cost on projected benefit obligation	25,592	26,822	6,868	2,382	5,320	6,632
Expected return on assets	(35,650)	(37,816)	(9,890)	(3,338)	(7,558)	(9,368)
Recognized net loss	9,564	4,318	1,742	928	978	2,296
Net pension cost	$8,232	$3,964	$1,312	$502	$762	$2,212

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$8,854	$10,908	$2,608	$822	$2,048	$2,744
Interest cost on projected benefit obligation	27,628	29,408	7,398	3,294	5,946	7,170
Expected return on assets	(35,352)	(37,794)	(9,898)	(4,348)	(7,778)	(9,150)
Recognized net loss	9,582	4,536	1,644	830	908	2,228
Net pension cost	$10,712	$7,058	$1,752	$598	$1,124	$2,992

Non-Qualified Net Pension Cost

Entergy recognized $2.4 million and $2.5 million in pension cost for its non-qualified pension plans for the second quarters of 2026 and 2025, respectively. For the second quarters of 2026 and 2025, there were no settlement charges related to the payment of lump sum benefits out of the plan. Entergy recognized $4.8 million and $5 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, there were no settlement charges related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the second quarters of 2026 and 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2026	$13	$61	$62	$34	$123
2025	$47	$36	$90	$35	$39

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the six months ended June 30, 2026 and 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2026	$26	$122	$101	$69	$246
2025	$94	$72	$180	$70	$78

For the second quarters of 2026 and 2025, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. For the six months ended June 30, 2026 and 2025, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s net other postretirement benefits income, including amounts capitalized, for the second quarters of 2026 and 2025 included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$2,694	$2,757
Interest cost on accumulated postretirement benefit obligation (APBO)	9,597	9,690
Expected return on assets	(10,314)	(10,209)
Amortization of prior service credit	(1,585)	(5,720)
Recognized net gain	(2,877)	(3,870)
Net other postretirement benefits income	($2,485)	($7,352)

Entergy’s net other postretirement benefits cost (income), including amounts capitalized, for the six months ended June 30, 2026 and 2025 included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$5,388	$5,514
Interest cost on APBO	19,194	19,380
Expected return on assets	(20,628)	(20,418)
Amortization of prior service credit	(3,170)	(11,440)
Recognized net (gain) loss	1,803	(7,740)
Net other postretirement benefits cost (income)	$2,587	($14,704)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ net other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the second quarters of 2026 and 2025 included the following components:

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

The Registrant Subsidiaries’ net other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the six months ended June 30, 2026 and 2025 included the following components:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,102	$1,376	$318	$70	$258	$372
Interest cost on APBO	3,532	4,078	974	364	990	838
Expected return on assets	(8,748)	—	(2,748)	(2,516)	(5,056)	(1,444)
Amortization of prior service cost (credit)	348	(618)	(170)	—	(1,208)	18
Recognized net (gain) loss	(950)	(2,196)	(146)	(274)	194	90
Net other postretirement benefits cost (income)	($4,716)	$2,640	($1,772)	($2,356)	($4,822)	($126)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,144	$1,342	$324	$104	$318	$348
Interest cost on APBO	3,550	4,024	978	498	1,164	788
Expected return on assets	(8,450)	—	(2,656)	(2,890)	(4,904)	(1,404)
Amortization of prior service cost (credit)	1,048	(2,272)	(478)	(458)	(2,186)	(146)
Recognized net (gain) loss	(706)	(3,622)	(114)	(54)	306	(14)
Net other postretirement benefits income	($3,414)	($528)	($1,946)	($2,800)	($5,302)	($428)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2026 and 2025:

2026	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$1,008	($62)	$946
Amortization of net gain (loss)	(515)	2,274	(93)	1,666
	($515)	$3,282	($155)	$2,612
Entergy Louisiana
Amortization of prior service credit	$—	$308	$—	$308
Amortization of net gain (loss)	(86)	1,236	(1)	1,149
	($86)	$1,544	($1)	$1,457

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,493	($31)	$3,462
Amortization of net gain (loss)	(411)	3,070	(108)	2,551
	($411)	$6,563	($139)	$6,013
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(91)	1,811	(1)	1,719
	($91)	$2,947	($1)	$2,855

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2026 and 2025:

2026	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$2,016	($124)	$1,892
Amortization of net loss	(1,030)	(3,009)	(189)	(4,228)
	($1,030)	($993)	($313)	($2,336)
Entergy Louisiana
Amortization of prior service credit (cost)	$—	$618	($1)	$617
Amortization of net gain (loss)	(173)	2,471	(2)	2,296
	($173)	$3,089	($3)	$2,913

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$6,986	($62)	$6,924
Amortization of net gain (loss)	(822)	6,140	(216)	5,102
	($822)	$13,126	($278)	$12,026
Entergy Louisiana
Amortization of prior service credit	$—	$2,272	$—	$2,272
Amortization of net gain (loss)	(182)	3,622	(2)	3,438
	($182)	$5,894	($2)	$5,710

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Employer Contributions

Based on current assumptions, Entergy expects to contribute $200 million to its qualified pension plans in 2026.  As of June 30, 2026, Entergy had contributed $85.1 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2026:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2026 pension contributions	$29,716	$41,599	$3,991	$3,304	$5,931	$13,249
Pension contributions made through June 2026	$12,073	$16,351	$2,026	$1,552	$2,604	$5,626
Remaining estimated pension contributions to be made in 2026	$17,643	$25,248	$1,965	$1,752	$3,327	$7,623

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes operating revenues and significant expense categories regularly provided to the chief operating decision maker for the Utility segment, a reconciliation of Utility operating revenues to Entergy’s consolidated operating revenues, and a reconciliation of Utility net income to consolidated net income and net income attributable to Entergy Corporation for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
Utility operating revenues	$3,513,488	$3,315,723	$6,683,761	$6,145,320

Reconciliation of revenues:
Other revenues (a)	10,157	13,144	27,535	30,448
Elimination of intersegment revenues	(7)	(18)	(32)	(45)
Consolidated operating revenues	3,523,638	3,328,849	6,711,264	6,175,723

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	756,802	631,773	1,362,097	970,756
Purchased power	305,250	372,842	663,755	714,926
Other operation and maintenance expenses	758,723	713,296	1,421,165	1,375,770
Other regulatory charges (credits) - net	(15,360)	(55,957)	103,939	(72,800)
Other Utility items (b)	1,077,697	1,051,596	1,957,044	2,063,453
Utility net income	630,376	602,173	1,175,761	1,093,215

Reconciliation of net income:
Other loss	(72,537)	(55,678)	(156,360)	(109,050)
Elimination of intersegment profit	(70,019)	(74,541)	(140,776)	(149,789)
Consolidated net income	487,820	471,954	878,625	834,376
Preferred dividend requirements of subsidiaries and noncontrolling interests (c)	5,213	4,024	11,102	5,686
Net income attributable to Entergy Corporation	$482,607	$467,930	$867,523	$828,690

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the three months ended June 30, 2026 and 2025:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2026
Depreciation, amortization, and decommissioning	$607,131	$571	$—	$607,702
Interest and investment income	$243,168	$2,558	($70,818)	$174,908
Interest expense	$328,632	$82,419	($798)	$410,253
Income taxes	$148,924	($17,246)	$—	$131,678
2025
Depreciation, amortization, and decommissioning	$577,386	$1,766	$—	$579,152
Interest and investment income	$160,248	$2,146	($74,975)	$87,419
Interest expense	$261,033	$61,475	($434)	$322,074
Income taxes	$152,836	($14,437)	$—	$138,399

The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the six months ended June 30, 2026 and 2025:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2026
Depreciation, amortization, and decommissioning	$1,204,493	$2,156	$—	$1,206,649
Interest and investment income	$526,847	$5,976	($142,105)	$390,718
Interest expense	$631,697	$159,625	($1,329)	$789,993
Income taxes	$260,328	($40,860)	$—	$219,468
Total assets as of June 30, 2026	$82,679,238	$1,005,372	($4,681,992)	$79,002,618
Total expenditures for additions to long-lived assets	$5,231,590	($740)	$—	$5,230,850
2025
Depreciation, amortization, and decommissioning	$1,144,573	$3,451	$—	$1,148,024
Interest and investment income	$267,423	$3,835	($150,433)	$120,825
Interest expense	$528,164	$124,344	($643)	$651,865
Income taxes	$267,109	($28,669)	$—	$238,440
Total assets as of December 31, 2025	$75,726,104	$773,056	($4,608,430)	$71,890,730
Total expenditures for additions to long-lived assets	$3,798,452	$606	$—	$3,799,058

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

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk associated with the price of fuel and to mitigate interest rate exposure related to certain financing agreements.

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

In 2025, Entergy Texas entered into interest rate swaps, accounted for as derivatives, to manage interest rate risks associated with Entergy Texas’s build-to-suit lease arrangement for the Legend Power Station. See Note 8 to the financial statements in the Form 10-K for further discussion of the build-to-suit lease arrangement for the Legend Power Station. These interest rate swaps are not designated as hedging instruments. Interest will be calculated as the sum of the Secured Overnight Financing Rate plus the blended spreads per the build-to-suit lease arrangement, compounded monthly, with one cash settlement per year over the approximate two year construction period. The notional volume of the hedge was calculated based on the expected costs for the Legend Power Station at the time Entergy Texas entered into the interest rate swaps. Changes in the fair value of these interest rate swaps are recognized each period, with gains and losses deferred as a regulatory asset or liability. The interest rate swaps run through January 31, 2028. The total notional volume is up to $1.1 billion for Entergy Texas as of June 30, 2026. Credit support for the swaps are covered by master agreements that do not require Entergy Texas to provide collateral based on mark-to-market values.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy manages fuel price volatility for Entergy Louisiana and Entergy Mississippi through the purchase of natural gas swaps that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi. The maximum length of time over which Entergy has executed natural gas swaps as of June 30, 2026 is nine months for Entergy Mississippi. The total volume of natural gas swaps outstanding as of June 30, 2026 is 9,124,250 MMBtu for Entergy and Entergy Mississippi. As of June 30, 2026, Entergy Louisiana had no outstanding natural gas swaps. Credit support for these natural gas swaps is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral. Prior to the sale of the Entergy New Orleans natural gas distribution business, Entergy also managed fuel price volatility related to projected winter purchases for gas distribution at Entergy New Orleans through the purchase of natural gas swaps. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025.

During the second quarter 2026, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2026 through May 31, 2027. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2026 is 131,545 GWh for Entergy, including 34,807 GWh for Entergy Arkansas, 54,548 GWh for Entergy Louisiana, 16,033 GWh for Entergy Mississippi, 5,533 GWh for Entergy New Orleans, and 20,171 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. No cash was required to be posted for financial transmission rights exposure for the Utility operating companies as of June 30, 2026 and December 31, 2025. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of June 30, 2026 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of December 31, 2025. Credit support for financial transmission rights held by Entergy’s non-utility operations business may also be covered by cash and/or letters of credit. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of June 30, 2026 and December 31, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2026
Assets:
Financial transmission rights	Prepayments and other	$68	($4)	$64

Interest rate swaps	Prepayments and other	$1	$—	$1

Interest rate swaps	Other deferred debits and other assets	$8	$—	$8

Liabilities:
Natural gas swaps	Other current liabilities	$4	$—	$4

2025
Assets:
Financial transmission rights	Prepayments and other	$27	$—	$27

Interest rate swaps	Prepayments and other	$1	$—	$1

Liabilities:
Natural gas swaps	Other current liabilities	$5	$—	$5

Interest rate swaps	Other non-current liabilities	$3	$—	$3

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $6 million as of June 30, 2026 and $2 million as of December 31, 2025

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$43
Interest rate swaps	Interest expense	(c)	($5)

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$11
Financial transmission rights	Purchased power expense	(b)	$66

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$2
Financial transmission rights	Purchased power expense	(b)	$87
Interest rate swaps	Interest expense	(c)	($9)

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$114

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Power Station. See Note 8 to the financial statements in the Form 10-K for discussion of the build-to-suit lease arrangement for the Legend Power Station.

The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of June 30, 2026 and December 31, 2025 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2026
Assets:
Financial transmission rights	Prepayments and other	$23.8	$—	$23.8	Entergy Arkansas
Financial transmission rights	Prepayments and other	$32.1	$—	$32.1	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.9	($0.2)	$0.7	Entergy Mississippi
Financial transmission rights	Prepayments and other	$4.0	$—	$4.0	Entergy New Orleans
Financial transmission rights	Prepayments and other	$6.9	($3.8)	$3.1	Entergy Texas

Interest rate swaps	Prepayments and other	$1.1	$—	$1.1	Entergy Texas

Interest rate swaps	Other deferred debits and other assets	$7.5	$—	$7.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$4.1	$—	$4.1	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$5.5	$—	$5.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$16.8	($0.1)	$16.7	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.4	$—	$0.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.8	$—	$1.8	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.3	($0.2)	$2.1	Entergy Texas

Interest rate swaps	Prepayments and other	$0.5	$—	$0.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.3	$—	$5.3	Entergy Mississippi

Interest rate swaps	Other non-current liabilities	$3.0	$—	$3.0	Entergy Texas

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $1.4 million for Entergy Arkansas, $1.3 million for Entergy Louisiana, $2.5 million for Entergy Mississippi, and $0.6 million for Entergy Texas as of June 30, 2026 and in the amount of $0.1 million for Entergy Arkansas, $0.8 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, and $0.1 million for Entergy Texas as of December 31, 2025

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended June 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.8)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$8.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$22.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.1	(b)	Entergy Texas

Interest rate swaps	Interest expense	($4.9)	(c)	Entergy Texas

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$11.4	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$9.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$42.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$8.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.3	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the six months ended June 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$17.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$48.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$11.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.8	(b)	Entergy Texas

Interest rate swaps	Interest expense	($8.6)	(c)	Entergy Texas

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.2)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$28.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$64.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$11.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.8	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3,736	$—	$—	$3,736
Decommissioning trust funds (a):
Equity securities	100	—	—	100
Debt securities	1,038	1,428	—	2,466
Common trusts (b)				4,156
Securitization recovery trust account	1	—	—	1
Storm reserve escrow accounts	314	—	—	314
Financial transmission rights	—	—	64	64
Interest rate swaps	—	9	—	9
	$5,189	$1,437	$64	$10,846

Liabilities:
Natural gas swaps	$4	$—	$—	$4
	$4	$—	$—	$4

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,883	$—	$—	$1,883
Decommissioning trust funds (a):
Equity securities	51	—	—	51
Debt securities	905	1,297	—	2,202
Common trusts (b)				4,048
Securitization recovery trust account	1	—	—	1
Storm reserve escrow accounts	309	—	—	309
Financial transmission rights	—	—	27	27
Interest rate swaps	—	1	—	1
	$3,149	$1,298	$27	$8,522

Liabilities:
Natural gas swaps	$5	$—	$—	$5
Interest rate swaps	—	3	—	3
	$5	$3	$—	$8

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2026 and 2025:

	2026	2025
	(In Millions)
Balance as of April 1,	$11	$7
Issuances of financial transmission rights	81	49
Gains included as a regulatory liability/asset	15	58
Settlements	(43)	(66)
Balance as of June 30,	$64	$48

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2026 and 2025:

	2026	2025
	(In Millions)
Balance as of January 1,	$27	$20
Issuances of financial transmission rights	81	49
Gains included as a regulatory liability/asset	43	93
Settlements	(87)	(114)
Balance as of June 30,	$64	$48

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$504.8	$—	$—	$504.8
Decommissioning trust funds (a):
Equity securities	42.4	—	—	42.4
Debt securities	340.1	353.1	—	693.2
Common trusts (b)				1,197.8
Financial transmission rights	—	—	23.8	23.8
	$887.3	$353.1	$23.8	$2,462.0

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$268.5	$—	$—	$268.5
Decommissioning trust funds (a):
Equity securities	20.0	—	—	20.0
Debt securities	251.9	362.1	—	614.0
Common trusts (b)				1,182.3
Financial transmission rights	—	—	5.5	5.5
	$540.4	$362.1	$5.5	$2,090.3

Entergy Louisiana

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,567.7	$—	$—	$1,567.7
Decommissioning trust funds (a):
Equity securities	53.5	—	—	53.5
Debt securities	418.0	675.0	—	1,093.0
Common trusts (b)				1,797.9
Storm reserve escrow account	239.2	—	—	239.2
Financial transmission rights	—	—	32.1	32.1
	$2,278.4	$675.0	$32.1	$4,783.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$776.7	$—	$—	$776.7
Decommissioning trust funds (a):
Equity securities	22.8	—	—	22.8
Debt securities	373.2	619.4	—	992.6
Common trusts (b)				1,738.4
Storm reserve escrow account	235.0	—	—	235.0
Financial transmission rights	—	—	16.7	16.7
	$1,407.7	$619.4	$16.7	$3,782.2

Entergy Mississippi

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$829.8	$—	$—	$829.8
Financial transmission rights	—	—	0.7	0.7
	$829.8	$—	$0.7	$830.5

Liabilities:
Natural gas swaps	$4.1	$—	$—	$4.1

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$341.5	$—	$—	$341.5
Financial transmission rights	—	—	0.4	0.4
	$341.5	$—	$0.4	$341.9

Liabilities:
Natural gas swaps	$5.3	$—	$—	$5.3

Entergy New Orleans

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$63.3	$—	$—	$63.3
Storm reserve escrow account	75.1	—	—	75.1
Financial transmission rights	—	—	4.0	4.0
	$138.4	$—	$4.0	$142.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$110.2	$—	$—	$110.2
Storm reserve escrow account	73.8	—	—	73.8
Financial transmission rights	—	—	1.8	1.8
	$184.0	$—	$1.8	$185.8

Entergy Texas

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$535.1	$—	$—	$535.1
Securitization recovery trust account	1.3	—	—	$1.3
Financial transmission rights	—	—	3.1	3.1
Interest rate swaps	—	8.6	—	8.6
	$536.4	$8.6	$3.1	$548.1

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$274.9	$—	$—	$274.9
Securitization recovery trust account	1.5	—	—	1.5
Financial transmission rights	—	—	2.1	2.1
Interest rate swaps	—	0.5	—	0.5
	$276.4	$0.5	$2.1	$279.0

Liabilities:
Interest rate swaps	$—	$3.0	$—	$3.0

System Energy

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.4	$—	$—	$4.4
Debt securities	279.8	399.8	—	679.6
Common trusts (b)				1,160.5
	$284.2	$399.8	$—	$1,844.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$8.6	$—	$—	$8.6
Debt securities	280.5	314.5	—	595.0
Common trusts (b)				1,127.1
	$289.1	$314.5	$—	$1,730.7

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2026.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1, 2026	$2.4	$7.1	$0.1	$0.8	$0.9
Issuances of financial transmission rights	26.3	41.7	1.5	6.2	5.0
Gains (losses) included as a regulatory liability/asset	4.0	6.0	2.5	(0.6)	2.3
Settlements	(8.9)	(22.7)	(3.4)	(2.4)	(5.1)
Balance as of June 30, 2026	$23.8	$32.1	$0.7	$4.0	$3.1

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1, 2025	$3.0	$3.4	($0.1)	$0.4	$0.4
Issuances of financial transmission rights	11.8	28.7	1.5	3.0	4.0
Gains included as a regulatory liability/asset	5.8	38.2	3.1	8.4	1.8
Settlements	(9.5)	(42.0)	(3.1)	(8.8)	(2.3)
Balance as of June 30, 2025	$11.1	$28.3	$1.4	$3.0	$3.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2026.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2026	$5.5	$16.7	$0.4	$1.8	$2.1
Issuances of financial transmission rights	26.3	41.7	1.5	6.1	5.0
Gains (losses) included as a regulatory liability/asset	9.4	21.9	10.7	(2.6)	3.8
Settlements	(17.4)	(48.2)	(11.9)	(1.3)	(7.8)
Balance as of June 30, 2026	$23.8	$32.1	$0.7	$4.0	$3.1

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2025.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2025	$8.6	$8.6	($0.5)	$1.3	$1.9
Issuances of financial transmission rights	11.8	28.7	1.5	2.9	4.0
Gains included as a regulatory liability/asset	18.9	55.1	5.5	9.9	3.8
Settlements	(28.2)	(64.1)	(5.1)	(11.1)	(5.8)
Balance as of June 30, 2025	$11.1	$28.3	$1.4	$3.0	$3.9

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

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2026 on equity securities still held as of June 30, 2026 were $532 million and $351 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The available-for-sale debt securities held as of June 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$2,466	$2,202
Unrealized gains	$13	$28
Unrealized losses	$56	$45

As of June 30, 2026 and December 31, 2025, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,508 million as of June 30, 2026 and $2,219 million as of December 31, 2025.  As of June 30, 2026, available-for-sale debt securities had an average coupon rate of approximately 4.25%, an average duration of approximately 6.20 years, and an average maturity of approximately 10.78 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,122	$17	$361	$3
More than 12 months	460	39	549	42
Total	$1,582	$56	$910	$45

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$14	$31
1 year - 5 years	736	649
5 years - 10 years	757	645
10 years - 15 years	195	188
15 years - 20 years	326	218
20 years+	438	471
Total	$2,466	$2,202

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$209	$227	$368	$489
Realized gains	$1	$1	$2	$2
Realized losses	$6	$4	$8	$8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three and six months ended June 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of June 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$693.2	$614.0
Unrealized gains	$2.7	$7.5
Unrealized losses	$20.1	$14.2

The amortized cost of available-for-sale debt securities was $710.7 million as of June 30, 2026 and $620.7 million as of December 31, 2025.  As of June 30, 2026, the available-for-sale debt securities had an average coupon rate of approximately 3.87%, an average duration of approximately 6.29 years, and an average maturity of approximately 8.58 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2026 on equity securities still held as of June 30, 2026 were $153.5 million and $101.8 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$310.6	$5.1	$89.1	$0.6
More than 12 months	183.8	15.0	211.1	13.6
Total	$494.4	$20.1	$300.2	$14.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$12.3	$27.7
1 year - 5 years	195.9	140.2
5 years - 10 years	288.2	256.8
10 years - 15 years	56.1	69.1
15 years - 20 years	97.1	61.4
20 years+	43.6	58.8
Total	$693.2	$614.0

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$7.2	$—	$11.0	$—
Realized gains	$0.1	$—	$0.1	$—

During the three and six months ended June 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of June 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$1,093.0	$992.6
Unrealized gains	$7.6	$13.0
Unrealized losses	$14.4	$15.0

The amortized cost of available-for-sale debt securities was $1,100 million as of June 30, 2026 and $994.6 million as of December 31, 2025.  As of June 30, 2026, the available-for-sale debt securities had an average coupon rate of approximately 4.46%, an average duration of approximately 6.07 years, and an average maturity of approximately 11.94 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2026 on equity securities still held as of June 30, 2026 were $229.5 million and $150.3 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$437.4	$5.3	$179.8	$1.6
More than 12 months	150.0	9.1	196.6	13.4
Total	$587.4	$14.4	$376.4	$15.0

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$5.3	$0.9
1 year - 5 years	277.1	259.0
5 years - 10 years	297.4	227.7
10 years - 15 years	98.0	93.6
15 years - 20 years	154.4	110.9
20 years+	260.8	300.5
Total	$1,093.0	$992.6

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$113.9	$71.5	$189.6	$181.5
Realized gains	$0.2	$0.1	$0.6	$0.2
Realized losses	$4.6	$2.4	$6.1	$4.0

During the three and six months ended June 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of June 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$679.6	$595.0
Unrealized gains	$3.0	$7.4
Unrealized losses	$21.2	$16.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The amortized cost of available-for-sale debt securities was $697.8 million as of June 30, 2026 and $603.7 million as of December 31, 2025.  As of June 30, 2026, the available-for-sale debt securities had an average coupon rate of approximately 4.29%, an average duration of approximately 6.33 years, and an average maturity of approximately 11.20 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2026 on equity securities still held as of June 30, 2026 were $148.6 million and $98.4 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$374.8	$6.1	$91.9	$1.1
More than 12 months	126.0	15.1	141.7	15.1
Total	$500.8	$21.2	$233.6	$16.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$8.4	$2.2
1 year - 5 years	262.6	249.8
5 years - 10 years	171.4	160.3
10 years - 15 years	40.9	25.5
15 years - 20 years	74.1	46.2
20 years+	122.2	111.0
Total	$679.6	$595.0

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$87.7	$155.3	$166.7	$307.6
Realized gains	$0.3	$0.8	$0.6	$1.3
Realized losses	$1.4	$1.4	$2.1	$4.0

During the three and six months ended June 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

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

In June 2026, as part of Entergy Mississippi’s 2026 formula rate plan filing, the MPSC issued an order approving the joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi that included, among other items, the mechanism for treatment of the monetization of past and future nuclear production tax credits. The order allows Entergy Mississippi to retain the net proceeds of the monetized credits while the associated tax position remains uncertain. While retaining these proceeds, Entergy Mississippi will accrue carrying charges at its average cost of debt, as determined by Entergy Mississippi’s debt rate in its current formula rate plan. The order further provides that Entergy Mississippi will be responsible for any associated costs should the IRS reduce some or all of the value of the nuclear production tax credits transferred to third parties. Once the IRS makes a final determination affirming the value of the credits or the audit period expires without a disallowance, Entergy Mississippi will commence flowing the net proceeds of the nuclear production tax credits, including carrying charges, to its customers in accordance with the return period to be determined by the MPSC. Carrying charges at Entergy Mississippi’s average cost of debt will only apply to the value of the credits that are allowed by the IRS. See Note 2 to the financial statements herein for discussion of Entergy Mississippi’s 2026 formula rate plan filing.

In second quarter 2026, Entergy Arkansas, Entergy Louisiana, and System Energy entered into agreements with third-party purchasers to transfer in the third and fourth quarters of 2026 certain nuclear and solar production tax credits for cash, including a reasonable discount, prior to the filing of Entergy’s 2025 federal income tax return. The monetized value of these credits, net of applicable expenses, is expected to be addressed in retail rates in accordance with applicable regulatory mechanisms.

Arkansas Corporate Income Tax Rate Change

In May 2026 the State of Arkansas enacted a corporate income tax rate reduction from 4.3% to 4.1%, effective January 1, 2027. As a result of the rate reduction, Entergy Arkansas recorded a regulatory liability for income taxes of approximately $16 million. The regulatory liability includes both the direct tax benefit and the associated tax gross-up required under the retail and wholesale ratemaking formulas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Amortization of Tax Gross-up on Customer Advances

Amortization of tax gross-up on customer advances, including customer advances for construction, were $40.4 million for Entergy, $2.8 million for Entergy Arkansas, $27.9 million for Entergy Louisiana, $9.5 million for Entergy Mississippi, and $0.2 million for Entergy Texas for the three months ended June 30, 2026 and $9.1 million for Entergy, $0.2 million for Entergy Arkansas, $6.9 million for Entergy Louisiana, $1.6 million for Entergy Mississippi, and $0.4 million for Entergy Texas for the three months ended June 30, 2025. Amortization of tax gross-up on customer advances, including customer advances for construction, were $63.2 million for Entergy, $4.2 million for Entergy Arkansas, $42.5 million for Entergy Louisiana, $15.8 million for Entergy Mississippi, and $0.7 million for Entergy Texas for the six months ended June 30, 2026 and $24.6 million for Entergy, $1.3 million for Entergy Arkansas, $13.5 million for Entergy Louisiana, $7.6 million for Entergy Mississippi, and $2.2 million for Entergy Texas for the six months ended June 30, 2025. Amortization of tax gross-up on customer advances is included in miscellaneous – net in other income on the income statement.

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

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of June 30, 2026 and December 31, 2025, the primary asset held by the storm trust I was $2.6 billion and $2.7 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $27.1 million as of June 30, 2026 and $27.1 million as of December 31, 2025.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of June 30, 2026 and December 31, 2025, the primary asset held by the storm trust II was $1.3 billion and $1.3 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $13.3 million as of June 30, 2026 and $13.1 million as of December 31, 2025.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the six months ended June 30, 2026 and the six months ended June 30, 2025.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of June 30, 2026, AR Searcy Partnership, LLC recorded assets equal to $123.4 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $111.9 million. As of December 31, 2025, AR Searcy Partnership, LLC recorded assets equal to $124.4 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was

Entergy Corporation and Subsidiaries
Notes to Financial Statements
approximately $113.1 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of June 30, 2026, MS Sunflower Partnership, LLC recorded assets equal to $149.8 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $134.0 million. As of December 31, 2025, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $134.9 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Utility:
Residential	$1,154,074	$1,091,035
Commercial	822,850	771,097
Industrial	1,068,589	945,901
Governmental	73,822	70,623
Total billed retail	3,119,335	2,878,656

Sales for resale (a)	96,041	146,457
Other electric revenues (b)	289,968	246,674
Revenues from contracts with customers	3,505,344	3,271,787
Other Utility revenues (c)	8,144	3,158
Electric revenues	3,513,488	3,274,945

Natural gas revenues	—	40,778

Other revenues (d)	10,150	13,126

Total operating revenues	$3,523,638	$3,328,849

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Utility:
Residential	$2,303,510	$2,204,340
Commercial	1,570,969	1,455,104
Industrial	2,003,034	1,720,020
Governmental	141,482	133,441
Total billed retail	6,018,995	5,512,905

Sales for resale (a)	238,124	198,330
Other electric revenues (b)	408,966	322,892
Revenues from contracts with customers	6,666,085	6,034,127
Other Utility revenues (c)	17,676	(1,316)
Electric revenues	6,683,761	6,032,811

Natural gas revenues	—	112,509

Other revenues (d)	27,503	30,403

Total operating revenues	$6,711,264	$6,175,723

The Utility operating companies’ total revenues for the three months ended June 30, 2026 and 2025 were as follows:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$226,609	$426,035	$196,834	$71,647	$232,949
Commercial	150,110	321,904	168,041	56,309	126,486
Industrial	193,328	627,316	80,997	6,837	160,111
Governmental	4,832	24,287	16,822	19,514	8,367
Total billed retail	574,879	1,399,542	462,694	154,307	527,913
Sales for resale (a)	40,255	95,716	34,442	22,574	5,153
Other electric revenues (b)	76,621	107,505	58,349	12,159	36,676
Revenues from contracts with customers	691,755	1,602,763	555,485	189,040	569,742
Other revenues (c)	1,731	3,592	2,397	1,508	(1,085)
Electric revenues	693,486	1,606,355	557,882	190,548	568,657
Natural gas revenues	—	—	—	—	—
Total operating revenues	$693,486	$1,606,355	$557,882	$190,548	$568,657

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$212,265	$408,293	$172,575	$73,279	$224,623
Commercial	141,468	306,916	147,052	58,133	117,528
Industrial	174,555	570,303	53,629	7,800	139,614
Governmental	4,911	23,622	14,544	20,656	6,890
Total billed retail	533,199	1,309,134	387,800	159,868	488,655
Sales for resale (a)	84,533	109,243	61,713	10,027	5,195
Other electric revenues (b)	78,808	75,871	41,739	13,779	37,761
Revenues from contracts with customers	696,540	1,494,248	491,252	183,674	531,611
Other revenues (c)	1,147	1,256	623	107	30
Electric revenues	697,687	1,495,504	491,875	183,781	531,641
Natural gas revenues	—	14,559	—	26,219	—
Total operating revenues	$697,687	$1,510,063	$491,875	$210,000	$531,641

The Utility operating companies’ total revenues for the six months ended June 30, 2026 and 2025 were as follows:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$497,995	$818,039	$403,439	$138,640	$445,397
Commercial	290,308	606,452	322,165	107,248	244,796
Industrial	367,088	1,162,030	151,568	12,956	309,392
Governmental	9,491	45,887	32,325	37,189	16,590
Total billed retail	1,164,882	2,632,408	909,497	296,033	1,016,175
Sales for resale (a)	77,560	207,191	92,428	53,097	9,309
Other electric revenues (b)	93,147	183,782	76,575	9,981	48,166
Revenues from contracts with customers	1,335,589	3,023,381	1,078,500	359,111	1,073,650
Other revenues (c)	4,194	7,059	4,766	3,088	(1,461)
Electric revenues	1,339,783	3,030,440	1,083,266	362,199	1,072,189
Natural gas revenues	—	—	—	—	—
Total operating revenues	$1,339,783	$3,030,440	$1,083,266	$362,199	$1,072,189

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$486,871	$786,531	$358,883	$138,969	$433,086
Commercial	273,085	570,116	282,925	105,755	223,223
Industrial	323,620	1,036,010	100,974	13,454	245,962
Governmental	9,130	45,290	28,234	37,185	13,602
Total billed retail	1,092,706	2,437,947	771,016	295,363	915,873
Sales for resale (a)	121,262	220,791	89,810	13,917	7,590
Other electric revenues (b)	94,884	113,861	53,538	13,214	50,057
Revenues from contracts with customers	1,308,852	2,772,599	914,364	322,494	973,520
Other revenues (c)	2,346	(5,149)	1,220	212	60
Electric revenues	1,311,198	2,767,450	915,584	322,706	973,580
Natural gas revenues	—	44,160	—	68,349	—
Total operating revenues	$1,311,198	$2,811,610	$915,584	$391,055	$973,580

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
(b)Other electric revenues consist primarily of the return on construction work in progress for certain utility plant investments, transmission and ancillary services provided to participants of an ISO-administered market, and unbilled revenue.
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

Most of Entergy’s contracts are on demand, with customer bills that vary each month based on an approved tariff and usage. Certain retail customers, primarily large industrial customers from various industries, have electric service agreements that include a fixed amount of consideration to be paid through the end of a contract term longer than one year. As of June 30, 2026, the amount of revenues related to this fixed consideration that Entergy expects to recognize over the remaining contract terms, extending through 2048, was $8,563 million for Entergy, including $4,740 million for Entergy Arkansas, $788 million for Entergy Louisiana, $2,570 million for Entergy Mississippi, and $465 million for Entergy Texas. These contracts also require variable payments based on the actual amount of energy service, which are recognized as revenue as Entergy has the right to bill the customer for services performed.

________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2026, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2026 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Arkansas’s cost of mobilizing crews and restoring power was approximately $50 million, including approximately $40 million in capital costs and approximately $10 million in non-capital costs. Natural gas purchases for Entergy Arkansas were $74 million in January 2026 compared to $25 million in January 2025.

Results of Operations

Net Income

Second Quarter 2026 Compared to Second Quarter 2025

Net income decreased $13.8 million primarily due to higher other operation and maintenance expenses, higher interest expense, higher depreciation and amortization expenses, and higher taxes other than income taxes, partially offset by higher retail electric price.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net income decreased $17.6 million primarily due to higher interest expense, higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher taxes other than income taxes, and lower volume/weather, partially offset by higher retail electric price and higher other income.

Operating Revenues

Second Quarter 2026 Compared to Second Quarter 2025

Following is an analysis of the change in operating revenues comparing the second quarter 2026 to the second quarter 2025:

Amount
(In Millions)
2025 operating revenues	$697.7
Fuel, rider, and other revenues that do not significantly affect net income	(37.1)
Volume/weather	0.7
Retail electric price	32.2
2026 operating revenues	$693.5

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The volume/weather variance is insignificant and primarily due to an increase in industrial usage, substantially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals industry.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2026 and the implementation of the Generating Arkansas Jobs Act rider effective June 2026. See Note 2 to the financial statements in the Form 10-K for discussion of the 2025 formula rate plan filing. See Note 2 to the financial statements herein for discussion of the Generating Arkansas Jobs Act rider filing.

Total electric energy sales for Entergy Arkansas for the three months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,672	1,674	—
Commercial	1,396	1,393	—
Industrial	3,315	3,064	8
Governmental	43	49	(12)
Total retail	6,426	6,180	4
Sales for resale:
Associated companies	187	559	(67)
Non-associated companies	868	1,893	(54)
Total	7,481	8,632	(13)

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2026 to the six months ended June 30, 2025:

Amount
(In Millions)
2025 operating revenues	$1,311.2
Fuel, rider, and other revenues that do not significantly affect net income	(15.3)
Retail electric price	54.7
Volume/weather	(10.8)
2026 operating revenues	$1,339.8

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

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and a decrease in weather-adjusted residential usage, partially offset by an increase in industrial usage. The increase in

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the primary metals industry.

Total electric energy sales for Entergy Arkansas for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	3,637	3,885	(6)
Commercial	2,635	2,653	(1)
Industrial	6,376	5,606	14
Governmental	84	88	(5)
Total retail	12,732	12,232	4
Sales for resale:
Associated companies	424	1,096	(61)
Non-associated companies	1,484	2,456	(40)
Total	14,640	15,784	(7)

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Second Quarter 2026 Compared to Second Quarter 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $10.5 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $3.1 million in compensation and benefits costs primarily due to higher healthcare claims activity and the timing of the recognition of prescription drug rebates; and
•several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in FERC jurisdictional depreciation rates effective January 2026.

Other regulatory charges (credits) - net includes a regulatory charge of $8.8 million, recorded in second quarter 2026, to reflect the amount of the 2025 historical year netting adjustment to be returned to Entergy Arkansas’s customers during the 2027 rate effective period as included in the 2026 formula rate plan filing. See Note 2 to the financial statements herein for discussion of the 2026 formula rate plan filing. In addition, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Interest expense increased primarily due to the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026, and $4.1 million in carrying costs in second quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits. The increase was partially offset by the repayment of $600 million of 3.5% Series mortgage bonds in February 2026.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $17.5 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $6.7 million in compensation and benefits costs primarily due to higher healthcare claims activity, the timing of the recognition of prescription drug rebates, and a revision to estimated incentive-based compensation expense in 2025; and
•several individually insignificant items.

The increase was partially offset by a decrease of $8.0 million in energy efficiency expenses primarily due to the timing of recovery from customers and a decrease of $5.6 million in insurance expense primarily due to higher nuclear insurance refunds.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in FERC jurisdictional depreciation rates effective January 2026.

Other regulatory charges (credits) - net includes a regulatory charge of $8.8 million, recorded in second quarter 2026, to reflect the amount of the 2025 historical year netting adjustment to be returned to Entergy Arkansas’s customers during the 2027 rate effective period as included in the 2026 formula rate plan filing. See Note 2 to the financial statements herein for discussion of the 2026 formula rate plan filing. In addition, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in first quarter 2026.

Interest expense increased primarily due to:

•the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;
•the issuance of $300 million of 5.45% Series mortgage bonds in May 2025; and
•$8.0 million in carrying costs in 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by the repayment of $600 million of 3.5% Series mortgage bonds in February 2026.

Income Taxes

The effective income tax rates were 17.6% for the second quarter 2026 and 17.6% for the six months ended June 30, 2026. The differences in the effective income tax rates for the second quarter 2026 and the six months ended June 30, 2026 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$275,570	$4,747

Net cash provided by (used in):
Operating activities	413,957	437,887
Investing activities	(919,085)	(493,179)
Financing activities	738,274	277,533
Net increase in cash and cash equivalents	233,146	222,241

Cash and cash equivalents at end of period	$508,716	$226,988

Operating Activities

Net cash flow provided by operating activities decreased $23.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher fuel and purchased power payments and an increase of $30.3 million in spending on nuclear refueling outage costs in 2026 as compared to 2025, partially offset by higher collections from customers and the receipt of $81 million in advance payments related to customer agreements in 2026, including $66.8 million in customer advances and $14.2 million in tax gross-up on customer advances for construction. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $425.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•an increase of $384.9 million in non-nuclear generation construction expenditures primarily due to higher spending on the Jefferson Power Station project, the Cypress Solar project, and the Ironwood Power Station project;
•an increase of $72 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2026;

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $28.1 million in net purchases as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $21.3 million in distribution construction expenditures primarily due to a higher scope of work performed in 2026 as compared to 2025.

The increase was partially offset by:

•a decrease of $37 million in cash collateral posted to support Entergy Arkansas’s obligations to MISO in 2026;
•money pool activity; and
•a decrease of $23.3 million in capital expenditures related to storm restoration due to a lower scope of work in 2026 as compared to 2025.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $17.4 million for the six months ended June 30, 2026 compared to increasing by $49 million for the six months ended June 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $460.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;
•capital contributions of $200 million received from Entergy Corporation in 2026 in order to maintain Entergy Arkansas’s capital structure;
•an increase of $143.1 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements;
•net long-term borrowings of $27 million in 2026 compared to net repayments of $10.7 million in 2025 on the nuclear fuel company variable interest entity’s credit facility; and
•money pool activity.

The increase was partially offset by the repayment of $600 million of 3.5% Series mortgage bonds in February 2026 and the issuance of $300 million of 5.45% Series mortgage bonds in May 2025.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $15.2 million for the six months ended June 30, 2025.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	June 30, 2026	December 31, 2025
Debt to capital	53.7%	53.7%
Effect of subtracting cash	(2.3%)	(1.3%)
Net debt to net capital (non-GAAP)	51.4%	52.4%

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

Following are updates to the current annual amounts of Entergy Arkansas’s planned construction and other capital investments through 2030.

	2026	2027	2028	2029	2030
	(In Millions)
Planned construction and capital investments:
Generation	$1,510	$1,865	$1,235	$580	$435
Transmission	80	135	175	205	45
Distribution	300	310	370	510	365
Utility Support	60	65	70	55	65
Total	$1,950	$2,375	$1,850	$1,350	$910

In addition to routine capital spending to maintain operations, the capital plan for Entergy Arkansas includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Arkansas’s portfolio, as well as to support customer growth, including Ironwood Power Station (formerly Lake Catherine Unit 5), Jefferson Power Station, and Arkansas Cypress Solar; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability and customer experience; transmission spending to improve reliability while also supporting customer growth and renewables expansion; and other investments. The planned construction and capital investments amounts above exclude investments expected to be funded with customer advances for construction.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
(In Thousands)
$39,135	$21,715	$49,019	($15,190)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2031. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2028.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2026, there were no cash borrowings under either credit facility and no letters of credit outstanding under the $300 million credit facility. In addition, Entergy Arkansas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of June 30, 2026, $177.8 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2029.  As of June 30, 2026, there were $40.7 million in loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

Jefferson Power Station

As discussed in the Form 10-K, in August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The estimated cost of the project is $1,602 million. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but was, in fact, $90 million below the cost presented. In its January 2026 order, the APSC also approved Entergy Arkansas’s recovery of the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Additionally, in its January 2026 order, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations for future generation additions, with limited exceptions where Entergy Arkansas believes that a specific solicitation should be restricted to a certain resource and provides a detailed explanation to the APSC supporting this belief, which the APSC later determined in its March 2026 order is a narrow exception. In February 2026, Entergy Arkansas filed for rehearing seeking to correct the benchmark. In March 2026 the APSC issued an order denying Entergy Arkansas’s petition and maintained the benchmark, although costs over the benchmark were not found to be disallowed. Also in its March 2026 order, the APSC ordered Entergy Arkansas to submit a draft of an all-source request for proposals within thirty days of the order, which Entergy Arkansas filed in April 2026. Also in March 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of its construction costs, as required by the APSC order. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including Jefferson Power Station, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties. Also as part of the APSC’s January 2026 order, Entergy Arkansas is required to file quarterly status reports on its evaluation of the White Bluff coal to gas conversion. Entergy Arkansas filed its second status report in July 2026, setting forth that it expects to provide

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
the APSC a total cost estimate and project timeline for the White Bluff 1 conversion within the next 60 days as part of an application and/or a supplemental update. The facility is expected to be in service by the end of 2029.

Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties. The facility is expected to be in service by the end of 2028.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2026 Base Rate Case

In February 2026, Entergy Arkansas filed with the APSC a general change in rates, charges, and tariffs. The filing requested a base rate increase to recover a base rate revenue deficiency of $44.6 million and notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015. The primary drivers of the revenue deficiency were increased depreciation expense and the impact of net capital additions. Additionally, the filing requested a 9.90% return on common equity and increased depreciation rates as the result of a depreciation study. In March 2026 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas. In June 2026 the APSC established a procedural schedule with an evidentiary hearing scheduled to begin in November 2026, and in July 2026 a number of intervenors moved to modify the schedule to conduct additional discovery. Entergy Arkansas opposed the motion in part based on the voluminous discovery conducted to date.

2026 Formula Rate Plan Filing

In July 2026, Entergy Arkansas filed with the APSC its 2026 formula rate plan filing to set its formula rate for the 2027 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings and a netting adjustment for the 2025 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 historical year was 8.8%, resulting in a $47.2 million formula rate plan revenue increase to produce a 9.65% earned rate of return on common equity. When combined with 2025 historical year formula rate plan revenues of $56.0 million, the total proposed revenue change for the 2025 historical year netting adjustment is a reduction of $8.8 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Entergy Arkansas’s revenue requirement in this filing did not exceed the constraint. In second quarter 2026, Entergy Arkansas recorded a

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
regulatory liability of $8.8 million to reflect the amount of the 2025 historical year netting adjustment that it collected from customers during the 2025 rate effective period.

Generating Arkansas Jobs Act Rider

In March 2026, Entergy Arkansas filed its first annual update to the strategic investment recovery rider, requesting recovery of $110.4 million of financing costs during construction of generation and transmission strategic investments related to Ironwood Power Station, Jefferson Power Station, and the Arkansas Cypress Solar facility. The revised rates were requested to be effective with the first billing cycle of June 2026. In April 2026 the APSC general staff filed testimony arguing that the APSC had not issued an order designating Ironwood Power Station as a strategic investment and that related costs should therefore be removed from the annual update. Also in April 2026, Entergy Arkansas filed testimony asserting that the APSC general staff’s position is contrary to the plain language of the statute, which includes an exception for facilities like Ironwood Power Station that were certified by the APSC within a certain timeframe. A hearing was held in April 2026. In June 2026 the APSC approved Entergy Arkansas’s annual update, and rates became effective June 4, 2026.

Production Tax Credit Tariffs

As discussed in Note 3 to the financial statements in the Form 10-K, in January 2026 the APSC opened a docket to investigate the sale of Entergy Arkansas’s nuclear production tax credits and the appropriate ratemaking treatment of production tax credits for all of Entergy Arkansas’s eligible resources, including how the proceeds of any sales should flow through to customers. For nuclear production tax credits, Entergy Arkansas proposed a nuclear production tax credit rider, which would provide for the immediate flow through to customers of the weighted average cost of capital return on the net proceeds of the monetized nuclear production tax credits. Recognizing that the timing and determination from the IRS is uncertain, the nuclear production tax credit rider also proposes that, if there is an unfavorable IRS determination, Entergy Arkansas would collect applicable costs from customers. As directed by the APSC, in February 2026, Entergy Arkansas submitted a compliance filing to the APSC verifying the status of the solar production tax credits. The filing also verified that the net proceeds from the sale of the nuclear production tax credits were recorded in FERC accounts that are accruing a return for customers’ benefit at a rate that is above the customer deposit rate. Subsequently, in March 2026, Entergy Arkansas filed testimony setting forth its proposal for the solar production tax credits. Specifically, Entergy Arkansas requested the same ratemaking treatment for all of the solar facilities that the APSC already approved for Walnut Bend (i.e., the total net monetized proceeds from production tax credits expected to be generated over the first ten years of a solar facility’s operation are estimated and then amortized over the expected useful life of the asset, which is typically 30 years). Additionally, consistent with prior orders for these resources, the regulatory liabilities associated with the net cash proceeds from monetized solar production tax credits will be included in Entergy Arkansas’s calculation of its weighted average cost of capital providing a return on the unamortized balance for the benefit of customers. Further, Entergy Arkansas proposes to flow the benefits of the solar production tax credits to customers through Entergy Arkansas’s formula rate plan, effective with the formula rate plan rates that will go into effect January 1, 2027. Entergy Arkansas’s proposal would result in the benefits of the production tax credits being passed through to customers, if approved, as reductions in revenue requirement evenly over the life of the assets, rather than only during the 10-year period in which the production tax credits are generated. In April 2026 the APSC general staff filed testimony proposing an amortization period of no more than 15 years for the monetized proceeds for the tax credits associated with the West Memphis Solar and Driver Solar facilities. An evidentiary hearing was held in July 2026, but was not completed. The APSC is to set a date to complete the hearing.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$693,486	$697,687	$1,339,783	$1,311,198

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	66,251	113,093	129,147	160,652
Purchased power	71,335	58,964	145,824	123,911
Nuclear refueling outage expenses	13,053	10,668	23,742	21,249
Other operation and maintenance	201,322	180,510	373,941	352,028
Decommissioning	26,445	24,988	52,549	49,610
Taxes other than income taxes	41,040	35,430	82,544	71,411
Depreciation and amortization	122,679	117,121	243,369	230,389
Other regulatory charges (credits) - net	(7,111)	(7,763)	72,166	(12,880)
TOTAL	535,014	533,011	1,123,282	996,370

OPERATING INCOME	158,472	164,676	216,501	314,828

OTHER INCOME
Allowance for equity funds used during construction	4,910	5,355	10,032	9,617
Interest and investment income	11,328	14,801	119,154	28,380
Miscellaneous - net	166	(3,547)	1,532	(6,325)
TOTAL	16,404	16,609	130,718	31,672

INTEREST EXPENSE
Interest expense	73,621	59,057	148,180	116,800
Allowance for borrowed funds used during construction	(2,429)	(2,642)	(4,959)	(4,695)
TOTAL	71,192	56,415	143,221	112,105

INCOME BEFORE INCOME TAXES	103,684	124,870	203,998	234,395

Income taxes	18,266	25,677	35,878	48,679

NET INCOME	85,418	99,193	168,120	185,716

Net income (loss) attributable to noncontrolling interest	(117)	(889)	473	(2,080)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$85,535	$100,082	$167,647	$187,796

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$168,120	$185,716
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	336,915	324,540
Deferred income taxes, tax credits, and non-current taxes accrued	69,959	65,494
Changes in assets and liabilities:
Receivables	(33,892)	(63,276)
Fuel inventory	(15,348)	(14,868)
Accounts payable	(690)	43,551
Taxes accrued	(32,357)	(19,741)
Interest accrued	19,873	69
Deferred fuel costs	(101,077)	(33,234)
Other working capital accounts	(33,560)	(25,426)
Provisions for estimated losses	(370)	(2,436)
Other regulatory assets	83,451	(4,658)
Other regulatory liabilities	51,004	65,970
Customer advances - non-current	66,800	—
Pension and other postretirement funded status	(19,801)	(20,651)
Other assets and liabilities	(145,070)	(63,163)
Net cash flow provided by operating activities	413,957	437,887
INVESTING ACTIVITIES
Construction expenditures	(881,053)	(400,384)
Allowance for equity funds used during construction	10,032	9,617
Payment for purchase of plant	(262)	(1,608)
Nuclear fuel purchases	(99,151)	(73,283)
Proceeds from sale of nuclear fuel	38,369	40,601
Proceeds from nuclear decommissioning trust fund sales	399,485	51,462
Investment in nuclear decommissioning trust funds	(406,062)	(70,616)
Changes in money pool receivable - net	(17,420)	(49,019)
Other	36,977	51
Net cash flow used in investing activities	(919,085)	(493,179)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,267,608	350,312
Retirement of long-term debt	(854,811)	(40,311)
Capital contributions from parent	200,000	—
Change in money pool payable - net	—	(15,190)
Customer advances received for construction	203,556	39,895
Customer advances used for construction	(75,369)	(54,838)
Other	(2,710)	(2,335)
Net cash flow provided by financing activities	738,274	277,533

Net increase in cash and cash equivalents	233,146	222,241
Cash and cash equivalents at beginning of period	275,570	4,747
Cash and cash equivalents at end of period	$508,716	$226,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$103,952	$115,404
Noncash investing activities:
Accrued construction expenditures	$140,749	$77,169

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,892	$7,048
Temporary cash investments	504,824	268,522
Total cash and cash equivalents	508,716	275,570
Accounts receivable:
Customer	175,389	164,296
Allowance for doubtful accounts	(6,566)	(7,303)
Associated companies	68,696	43,859
Other	75,152	87,029
Accrued unbilled revenues	158,222	130,950
Total accounts receivable	470,893	418,831
Deferred fuel costs	128,781	27,704
Fuel inventory - at average cost	54,730	39,382
Materials and supplies	440,038	430,662
Deferred nuclear refueling outage costs	59,523	36,718
Prepayments and other	77,894	98,975
TOTAL	1,740,575	1,327,842

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,933,464	1,816,331
Other	791	793
TOTAL	1,934,255	1,817,124

UTILITY PLANT
Electric	17,345,424	17,022,476
Construction work in progress	1,137,464	621,218
Nuclear fuel	255,255	302,706
TOTAL UTILITY PLANT	18,738,143	17,946,400
Less - accumulated depreciation and amortization	6,683,410	6,585,693
UTILITY PLANT - NET	12,054,733	11,360,707

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,660,397	1,743,848
Other	248,445	221,381
TOTAL	1,908,842	1,965,229

TOTAL ASSETS	$17,638,405	$16,470,902

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$90,000	$690,000
Accounts payable:
Associated companies	55,354	103,411
Other	403,430	346,541
Customer deposits	139,439	136,587
Taxes accrued	82,636	114,993
Interest accrued	59,582	39,709
Other	77,309	56,083
TOTAL	907,750	1,487,324

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,901,775	1,846,713
Accumulated deferred investment tax credits	24,267	24,868
Regulatory liability for income taxes - net	437,792	422,740
Other regulatory liabilities	1,080,012	1,044,060
Customer advances	76,800	10,000
Decommissioning	1,836,999	1,791,372
Accumulated provisions	85,169	85,539
Long-term debt	5,751,909	4,733,604
Other	457,836	314,495
TOTAL	11,652,559	10,273,391

Commitments and Contingencies

EQUITY
Member's equity	5,067,015	4,699,369
Noncontrolling interest	11,081	10,818
TOTAL	5,078,096	4,710,187

TOTAL LIABILITIES AND EQUITY	$17,638,405	$16,470,902

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005

Net income (loss)	(1,191)	87,714	86,523
Distributions to noncontrolling interest	(181)	—	(181)
Balance at March 31, 2025	13,796	4,536,551	4,550,347

Net income (loss)	(889)	100,082	99,193
Distributions to noncontrolling interest	(275)	—	(275)
Balance at June 30, 2025	$12,632	$4,636,633	$4,649,265

Balance at December 31, 2025	$10,818	$4,699,369	$4,710,187

Net income	590	82,111	82,701
Distributions to noncontrolling interest	(79)	—	(79)
Balance at March 31, 2026	11,329	4,781,480	4,792,809

Net income (loss)	(117)	85,535	85,418
Capital contribution from parent	—	200,000	200,000
Distributions to noncontrolling interest	(131)	—	(131)
Balance at June 30, 2026	$11,081	$5,067,015	$5,078,096

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Louisiana’s cost of mobilizing crews and restoring power was approximately $240 million, including approximately $205 million in capital costs and approximately $35 million in non-capital costs. Natural gas purchases for Entergy Louisiana were $256 million in January 2026 compared to $115 million in January 2025. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at Entergy Louisiana. See Note 2 to the financial statements herein for discussion of restoration costs from Winter Storm Fern included in the 2025 formula rate plan filing.

Results of Operations

Net Income

Second Quarter 2026 Compared to Second Quarter 2025

Net income increased $12.6 million primarily due to higher other income, higher retail electric price, higher revenues resulting from the return on construction work in progress for certain utility plant investments, and higher volume/weather. The increase was partially offset by higher interest expense, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher taxes other than income taxes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net income increased $34.3 million primarily due to higher other income, higher revenues resulting from the return on construction work in progress for certain utility plant investments, higher retail electric price, and higher volume/weather. The increase was partially offset by higher interest expense, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher taxes other than income taxes.

Operating Revenues

Second Quarter 2026 Compared to Second Quarter 2025

Following is an analysis of the change in operating revenues comparing the second quarter 2026 to the second quarter 2025:

Amount
(In Millions)
2025 operating revenues	$1,510.1
Fuel, rider, and other revenues that do not significantly affect net income	53.5
Return on construction work in progress for certain utility plant investments	25.7
Retail electric price	21.6
Volume/weather	10.1
Effect of sale of natural gas distribution business	(14.6)
2026 operating revenues	$1,606.4

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

The retail electric price variance is primarily due to an increase in the resilience plan cost recovery rider effective March 2026. See Note 2 to the financial statements herein for discussion of the resilience plan cost recovery rider filing.

The volume/weather variance is primarily due to an increase in industrial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the chlor-alkali, petroleum refining, petrochemicals, and solar technology industries, and an increase in demand from co-generation customers.

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

Total electric energy sales for Entergy Louisiana for the three months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	3,490	3,583	(3)
Commercial	2,851	2,886	(1)
Industrial	9,659	9,183	5
Governmental	205	203	1
Total retail	16,205	15,855	2
Sales for resale:
Associated companies	1,514	1,533	(1)
Non-associated companies	175	167	5
Total	17,894	17,555	2

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2026 to the six months ended June 30, 2025:

Amount
(In Millions)
2025 operating revenues	$2,811.6
Fuel, rider, and other revenues that do not significantly affect net income	162.6
Return on construction work in progress for certain utility plant investments	43.2
Retail electric price	37.6
Volume/weather	19.6
Effect of sale of natural gas distribution business	(44.2)
2026 operating revenues	$3,030.4

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

The retail electric price variance is primarily due to increases in the resilience plan cost recovery rider effective March 2025 and March 2026. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the resilience plan cost recovery rider filings.

The volume/weather variance is primarily due to an increase in industrial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the petroleum refining, solar technology, petrochemicals, and agricultural chemicals industries, and an increase in demand from co-generation customers.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Louisiana for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	6,436	6,753	(5)
Commercial	5,284	5,318	(1)
Industrial	18,861	17,716	6
Governmental	388	398	(3)
Total retail	30,969	30,185	3
Sales for resale:
Associated companies	2,911	2,981	(2)
Non-associated companies	507	395	28
Total	34,387	33,561	2

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Second Quarter 2026 Compared to Second Quarter 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $9.6 million in nuclear generation expenses primarily due to a higher scope of work performed in 2026 as compared to 2025;
•an increase of $8.2 million in power delivery expenses primarily due to a higher scope of work performed in 2026 as compared to 2025 and higher vegetation maintenance costs; and
•an increase of $3.6 million in compensation and benefits costs primarily due to higher healthcare claims activity and the timing of the recognition of prescription drug rebates.

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

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of certain decommissioning trust funds in second quarter 2026;
•an increase of $21 million in the amortization of tax gross-up on customer advances, including customer advances for construction;
•an increase of $11.2 million on interest earned on money pool investments; and

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026 including the Amite South transmission projects, the Waterford 6 Power Station project, and the Westlake Power Station project.

The increase was partially offset by a $17.1 million true-up in 2025 of Entergy Louisiana's MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025, and a decrease of $4.5 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing and the storm cost securitizations.

Interest expense increased primarily due to:

•an increase of $18 million in carrying costs on customer advances, including customer advances for construction;
•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026; and
•$4.1 million in carrying costs in second quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $11.4 million in power delivery expenses primarily due to a higher scope of work performed in 2026 as compared to 2025 and higher vegetation maintenance costs;
•an increase of $8.9 million in nuclear generation expenses primarily due to a higher scope of work performed in 2026 as compared to 2025;
•an increase of $8.8 million in compensation and benefits costs primarily due to a revision to estimated incentive-based compensation expense in first quarter 2025; and
•several individually insignificant items.

The increase was partially offset by:

•a decrease of $7 million in loss provisions;
•a decrease of $4.3 million in insurance expense primarily due to higher nuclear insurance refunds; and
•a decrease of $4.3 million due to the absence of natural gas expenses in 2026 following the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana natural gas distribution business on July 1, 2025.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of certain decommissioning trust funds in 2026;
•an increase of $29.1 million in the amortization of tax gross-up on customer advances, including customer advances for construction;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026, including the Amite South transmission projects, the Waterford 6 Power Station project, and the Westlake Power Station project; and
•an increase of $9.7 million in interest earned on money pool investments.

The increase was partially offset by a $17.1 million true-up in 2025 of Entergy Louisiana's MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025, and a decrease of $9 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the storm cost securitizations.

Interest expense increased primarily due to:

•an increase of $27.9 million in carrying costs on customer advances, including customer advances for construction;
•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026; and
•$8.2 million in carrying costs in 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2026, including the Amite South transmission projects and the Waterford 6 Power Station project.

Income Taxes

The effective income tax rates were 17.1% for the second quarter 2026 and 16.4% for the six months ended June 30, 2026. The differences in the effective income tax rates for the second quarter 2026 and the six months ended June 30, 2026 versus the federal statutory rate of 21% were primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$776,961	$327,102

Net cash provided by (used in):
Operating activities	1,711,203	978,699
Investing activities	(2,308,068)	(1,467,670)
Financing activities	1,387,935	461,319
Net increase (decrease) in cash and cash equivalents	791,070	(27,652)

Cash and cash equivalents at end of period	$1,568,031	$299,450

Operating Activities

Net cash flow provided by operating activities increased $732.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•an increase of $460 million in receipts of advance payments related to customer agreements, including $398.2 million in customer advances and $61.8 million in tax gross-up on customer advances for construction;
•the timing of recovery of fuel and purchased power costs, partially offset by higher fuel and purchased power payments in 2026 as compared to 2025. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•a decrease of $42.2 million in spending on nuclear refueling outage costs in 2026 as compared to 2025.

The increase was partially offset by lower collections from customers and the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $840.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•an increase of $574.1 million in non-nuclear generation construction expenditures primarily due to higher spending on the Richland Parish Power Station Units 1-4 project, the Pointe Coupee Units 1-3 project, the Waterford 6 Power Station project, the Waterford 5 Power Station project, and the Westlake Power Station project;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•an increase of $299.0 million in transmission construction expenditures primarily due to higher capital expenditures as a result of higher spending on the Amite South transmission projects and on various other transmission projects in 2026;
•an increase of $210.4 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern restoration efforts in 2026. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026; and
•the receipt of $33.5 million from the storm reserve escrow account in first quarter 2025. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm reserve funds.

The increase was partially offset by:

•a decrease of $119.2 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2026;
•a decrease in cash used of $88.4 million as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•a decrease of $39 million in cash collateral posted to support Entergy Louisiana’s obligations to MISO in 2026.

Financing Activities

Net cash flow provided by financing activities increased $926.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026;
•$495 million in common equity distributions paid in 2025 in order to maintain Entergy Louisiana’s capital structure. No common equity distributions were paid in 2026;
•the repayment of $190 million of 3.78% Series mortgage bonds in March 2025; and
•the repayment of $110 million of 3.78% Series mortgage bonds in March 2025.

The increase was partially offset by:

•the issuance of $750 million of 5.80% Series mortgage bonds in January 2025;
•the repayment of $250 million of 4.44% Series mortgage bonds in January 2026;
•a decrease of $232.7 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements; and
•net repayments of $37.7 million in 2026 compared to net long-term borrowings of $92.9 million in 2025 on the nuclear fuel company variable interest entities’ credit facilities.

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

	June 30, 2026	December 31, 2025
Debt to capital	48.1%	46.6%
Effect of subtracting cash	(3.6%)	(2.0%)
Net debt to net capital (non-GAAP)	44.5%	44.6%

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

Following are updates to the current annual amounts of Entergy Louisiana’s planned construction and other capital investments through 2030.

	2026	2027	2028	2029	2030
	(In Millions)
Planned construction and capital investments:
Generation	$3,990	$8,235	$7,725	$6,730	$5,190
Transmission	1,560	1,740	1,280	875	370
Distribution	1,320	835	565	610	635
Utility Support	120	110	90	75	55
Total	$6,990	$10,920	$9,660	$8,290	$6,250

The updated capital plan for 2026-2030 reflects incremental capital investments for potential generation projects, primarily related to resources identified in Entergy Louisiana’s application filed with the LPSC in March 2026 as discussed below in “Additional Generation and Transmission Resources.” In addition to routine capital spending to maintain operations, the capital plan for Entergy Louisiana includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Louisiana’s portfolio, as well as to support customer growth, including Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, Richland Parish Units 1-4, Pointe Coupee Units 1-3, Waterford 6 Power Station, and other new generation resources; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. The planned construction and capital investments amounts above exclude investments expected to be funded with customer advances for construction.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana’s receivables from the money pool were as follows:

June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
(In Thousands)
$122,145	$63,435	$81,208	$32,668

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2031.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of June 30, 2026, $148.1 million in MISO letters of credit and $1.5 million in non-MISO letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2029.  As of June 30, 2026, $28.6 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $27.7 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Renewables

Cypress Harvest Solar

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish, Louisiana. In March 2026 the LPSC staff filed an affidavit attesting that the Cypress Harvest Solar facility meets the applicable parameters for Entergy Louisiana’s expedited certification process and recommending that the LPSC grant certification. At its April 2026 meeting, the LPSC voted to grant the requested approval and certification, with a written order issued in May 2026. In July 2026 the Iberville Parish Council adopted a two-year moratorium on battery energy storage system development to allow time for further evaluation of the community impacts of the technology. The facility has a scheduled in service date of 2028.

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking approval and certification to construct the Segno Solar facility and Votaw Solar facility. The application asks that the LPSC approve, subject to certain ongoing discussions, allocation of the two facilities to a designated renewable resources subscription to Entergy Louisiana’s Rider Geaux Zero, and further asserts that the two solar resources fall below certain breakeven parameters established in connection with the LPSC’s order allowing Entergy Louisiana to procure up to 3 GW of solar resources, thus supporting that the resources should be certified as being in the public interest. The application requests consideration by the LPSC at or before its August 2026 meeting. A procedural schedule was set with a hearing initially scheduled for July 2026. In June 2026, Entergy Louisiana filed an unopposed motion asking that the procedural schedule be suspended to allow for settlement negotiations. The motion was granted and the procedural schedule was suspended. The parties’ settlement

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
negotiations are ongoing. Subject to approval by the LPSC, the Segno Solar facility and the Votaw Solar facility are expected to be in service by 2029.

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

In March 2026, Entergy Louisiana entered into an electric service agreement with Evest LLC (Evest), a subsidiary of Meta Platforms, Inc., in connection with establishing service to a second new data center to be developed by Evest in north Louisiana. The obligations pursuant to the agreement will commence following construction of certain transmission facilities needed to serve Evest, and the effectiveness of the agreement is conditioned upon receipt of required governmental approvals, including approval from the LPSC. Also in March 2026, Entergy Louisiana filed an application with the LPSC for certification to construct seven new combined cycle combustion turbine generation resources totaling 5,278 MW at a total cost of approximately $12.9 billion, each of which will be enabled for future carbon capture and storage, and three battery energy storage systems, including two that will be co-located with solar resources at the Cypress Harvest Solar Facility in Iberville Parish and the Bogalusa West Solar Facility in Washington Parish. The application also seeks approval to construct a new 500 kV transmission line, from West Fork Creek to St. Landry, estimated to cost $1.4 billion, and other related transmission facilities. Four of the new combined cycle combustion turbine generation resources are to be located near the customer site in north Louisiana (Richland Parish Units 1-4), while the remaining three units will be located near the existing Big Cajun site in Pointe Coupee Parish (Pointe Coupee Units 1-3). The seven new combined cycle combustion turbine generation resources have various estimated in-service dates in 2030 and 2031. The application also requests certain approvals related to a corporate sustainability agreement with the new customer. The corporate sustainability agreement contemplates the new customer contributing to the costs of the future addition of 2,500 MW of new renewable and energy storage resources, agreements involving nuclear-related efforts and contributions to bill assistance and other programs for low-income residents. Entergy Louisiana anticipates recovering the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application is pending before the LPSC. At its April 2026 meeting, the LPSC voted to direct the administrative hearings division to adopt a procedural schedule that would allow for LPSC consideration of the matter at its December 2026 meeting, and also to have the administrative hearings division serve as a hearing examiner and compile a record for the LPSC to consider without the issuance of a formal recommendation from the ALJ. LPSC staff and intervenor testimony is due to be filed by July 31, 2026. Entergy Louisiana’s rebuttal testimony is due in September 2026. A hearing is scheduled to take place in October 2026.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

In June 2026 certain intervenors filed a motion requesting that the LPSC issue a subpoena to Meta Platforms, Inc. to obtain certain information about the data center project, including the level of expected investment, job creation, load characteristics, and other aspects of the project, as well as certain financial information. In July 2026, after briefing and argument, the ALJ issued a ruling granting this motion in part and denying it in part. In July 2026, Meta Platforms, Inc. filed a motion to quash the subpoena and a motion for interlocutory appeal of the ruling that granted the issuance of the subpoena.

Babel - Webre 500 kV Transmission Project

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas on the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. In May 2026 the LPSC staff and the Southern Renewable Energy Association (SREA), an intervenor, filed direct testimony. The LPSC staff’s testimony and SREA’s testimony recommended that the LPSC find the project to be in the public interest and grant certification under the LPSC’s general order on transmission siting. A hearing is scheduled for September 2026.

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

Cottonwood Power Station

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application seeking LPSC approval and a certificate of convenience and necessity to acquire the Cottonwood combined cycle combustion turbine facility, a 1,263 MW combined cycle facility in Deweyville, Texas that was originally placed in commercial service in 2003. The filing seeks findings from the LPSC that the costs of the acquisition, including the approximately $1.5 billion purchase price and $309.3 million in capital upgrades and maintenance items needed to bring the Cottonwood facility into alignment with Entergy Louisiana’s fleet standards with respect to operations and safety, are eligible for recovery in customer rates. In June 2026 the LPSC staff filed direct testimony raising various concerns and objections to the proposed transaction as presented in Entergy Louisiana’s application. The LPSC staff asserts that the need for the Cottonwood facility is driven predominantly by loads associated with certain large data center projects and opines that the costs and future operational risks of the Cottonwood facility should be borne

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
by these customers in particular, not Entergy Louisiana’s customers generally. The LPSC staff’s direct testimony also raises issues regarding the acquisition premium, potential stranded costs, and future operating risks associated with the Cottonwood facility. Discovery is ongoing, and Entergy Louisiana filed rebuttal testimony in July 2026. A hearing is scheduled for September 2026 and Entergy Louisiana’s application requests an LPSC decision by October 2026. The acquisition is currently targeted to close in January 2027, subject to regulatory approvals and other conditions to closing.

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

In July 2026, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $114.2 million, or $12.4 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of September 2026 through February 2027. Additionally, Entergy Louisiana’s true-up filing included an under-recovery totaling $2.5 million to be implemented in the January 2027 semi-annual filing. The LPSC staff is reviewing the filed rider rates.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Vegetation Management Rider

In November 2025 the LPSC staff issued notice of its initiation of a rulemaking to implement a vegetation management pilot program for LPSC jurisdictional electric utilities. The pilot program would be voluntary and would allow utilities to establish a rider for distribution vegetation management for up to 100% of the utility’s prior calendar year vegetation management spending. The rider may not exceed 1% of a customer’s bill, and the utility would be required to maintain its prior calendar year level of spending on vegetation management as reflected in its base rates or formula rate plan. In February 2026 the LPSC staff filed a report and recommendation along with a proposed final rule providing for the adoption of the pilot program consistent with the terms outlined in the original notice. In March 2026 the LPSC voted to accept the LPSC staff’s recommendation and adopt the proposed pilot program as presented. In April 2026, Entergy Louisiana filed its vegetation management rider for the rate-effective period of May 2026 through December 2026, which included a revenue requirement of $20 million for incremental spending on distribution vegetation management above the prior calendar year level of spending on vegetation management.

2025 Formula Rate Plan Filing

In June 2026, Entergy Louisiana filed its formula rate plan evaluation report for its 2025 calendar year operations. Consistent with the global stipulated settlement agreement approved by the LPSC in August 2024, the filing reflected a 9.7% allowed return on common equity with a bandwidth of 40 basis points above and below the midpoint. For the test year 2025, the formula produced an earned return on equity of 9.63%, which falls within the established bandwidth and therefore results in no adjustment to base rider formula rate plan revenue.

Additional changes in formula rate plan revenue include: (1) the removal of approximately $73 million in annual customer credits associated with the global stipulated settlement agreement, which have been fully credited to customers in accordance with the agreement; (2) a reduction in customer credits through the tax adjustment mechanism, attributable to the return of Entergy Louisiana’s over-collection of income tax expense associated with Louisiana state tax law changes effective in 2025 and the expiration of certain ad valorem exemptions; (3) increases in transmission and distribution plant in service, as recognized through the transmission and distribution recovery mechanisms, including restoration costs from Winter Storm Fern, for which Entergy Louisiana does not intend to seek relief or exception to the formula rate plan; (4) increases to the additional capacity mechanism; and (5) the final phase-in of additional nuclear depreciation expense, in accordance with the global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement. Collectively, these factors contributed to a net increase of $222 million in formula rate plan revenue for the period. Subject to LPSC review, the resulting changes from the 2025 formula rate plan evaluation report will become effective for bills rendered during the first billing cycle of September 2026, subject to refund.

Request for Extension of Formula Rate Plan

In June 2026, Entergy Louisiana submitted a motion requesting the LPSC approve a one-year extension of its current formula rate plan, with all material provisions left unchanged, including the allowed return on common equity of 9.7% with a bandwidth of 40 basis points above and below the midpoint. Entergy Louisiana has requested LPSC action on the proposed extension by August 2026.

River Bend Deregulated Asset Plan Filing

In September 2025, Entergy Louisiana filed an application seeking LPSC approval to recover from customers, prospectively, approximately $49 million in annual revenues associated with the Louisiana retail deregulated portion of River Bend. Costs associated with the deregulated portion of River Bend have historically been excluded from retail ratemaking as a result of a 1988 LPSC decision. Instead, Entergy Louisiana has been allowed by the LPSC to either recover 4.6 cents per kWh for the power generated from that portion of the plant, or sell the power into the applicable market (subject to certain restrictions). The filing presents evidence that River

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Bend is a cost-effective and prudent source of needed baseload supply with value to Entergy Louisiana customers and seeks to recover the previously excluded costs, on a prospective basis. In March 2026 the LPSC staff and certain intervenors filed direct testimony recommending that the LPSC deny Entergy Louisiana’s application. The LPSC staff’s testimony further recommends that, if the LPSC were to grant any relief, notwithstanding the LPSC staff’s recommendation, such relief should be limited to allowing only prospective capital additions at River Bend to be included in Entergy Louisiana’s customer rates. Entergy Louisiana’s rebuttal testimony is due in August 2026. A hearing is scheduled for January 2027.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. The LPSC staff issued its audit report in March 2026. The next step is for the LPSC to issue its final report, but there is no deadline or timing requirement associated with the issuance of the final report.

In February 2026, Entergy Louisiana, in its monthly filing to update its fuel adjustment clause, requested to defer approximately $141.9 million of fuel costs incurred in January 2026 that were primarily attributable to the effects of Winter Storm Fern, consistent with the LPSC’s general order approved at its February 2026 meeting permitting temporary modifications to the LPSC’s fuel adjustment clause general order. The filing proposed to defer the recovery of these fuel costs over a four-month period from March 2026 through June 2026 to mitigate the customer bill impacts of these fuel costs. In March 2026 the LPSC issued a special order delegating authority to the LPSC executive secretary to review and approve utility-specific requests for deferral of fuel costs from Winter Storm Fern, subject to audit as per the LPSC’s fuel clause general order. In April 2026 the LPSC executive secretary approved Entergy Louisiana’s request for deferral.

In April 2026 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2023 through 2025. Discovery is ongoing, and no audit report has been filed.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy Louisiana are currently in Column 1.

In July 2026 the NRC issued an inspection report for River Bend, in which it identified a preliminary “white” finding with “low safety significance” related to one of the service water pumps at River Bend. The NRC is continuing its evaluation of the issue and is expected to complete its determination during third quarter 2026. If the NRC’s review results in a final “white” finding, River Bend would be placed in Column 2 and would remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,606,355	$1,495,504	$3,030,440	$2,767,450
Natural gas	—	14,559	—	44,160
TOTAL	1,606,355	1,510,063	3,030,440	2,811,610

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	450,330	326,256	794,453	540,108
Purchased power	196,376	297,179	412,809	558,967
Nuclear refueling outage expenses	9,924	14,809	19,865	33,180
Other operation and maintenance	301,428	275,187	561,081	533,224
Decommissioning	20,624	19,608	40,989	39,025
Taxes other than income taxes	77,383	68,010	150,916	134,231
Depreciation and amortization	213,580	201,842	425,131	399,464
Other regulatory charges (credits) - net	(6,097)	(61,915)	(42,567)	(109,148)
TOTAL	1,263,548	1,140,976	2,362,677	2,129,051

OPERATING INCOME	342,807	369,087	667,763	682,559

OTHER INCOME
Allowance for equity funds used during construction	25,082	18,470	45,158	33,676
Interest and investment income	141,084	53,599	158,344	54,687
Interest and investment income - affiliated	71,237	75,195	142,497	151,766
Miscellaneous - net	(53,512)	(33,797)	(30,497)	(16,726)
TOTAL	183,891	113,467	315,502	223,403

INTEREST EXPENSE
Interest expense	158,684	116,524	296,340	237,858
Allowance for borrowed funds used during construction	(9,354)	(6,691)	(16,899)	(12,876)
TOTAL	149,330	109,833	279,441	224,982

INCOME BEFORE INCOME TAXES	377,368	372,721	703,824	680,980

Income taxes	64,598	72,541	115,154	126,603

NET INCOME	312,770	300,180	588,670	554,377

Net income attributable to noncontrolling interests	700	745	1,407	1,497

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$312,070	$299,435	$587,263	$552,880

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)

Net Income	$312,770	$300,180	$588,670	$554,377

Other comprehensive loss
Pension and other postretirement plan changes (net of tax benefit of $369, $723, $738, and $2,607)	(1,088)	(2,132)	(2,175)	(3,103)
Other comprehensive loss	(1,088)	(2,132)	(2,175)	(3,103)

Comprehensive Income	311,682	298,048	586,495	551,274
Net income attributable to noncontrolling interests	700	745	1,407	1,497
Comprehensive Income Applicable to Member’s Equity	$310,982	$297,303	$585,088	$549,777

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$588,670	$554,377
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	520,656	474,334
Deferred income taxes, tax credits, and non-current taxes accrued	208,499	225,635
Changes in working capital:
Receivables	(90,616)	(122,848)
Fuel inventory	4,405	8,300
Accounts payable	128,737	9,253
Taxes accrued	34,902	(790)
Interest accrued	18,454	10,430
Deferred fuel costs	36,122	(92,390)
Customer advances - current	666,217	200,389
Other working capital accounts	(260,463)	(122,808)
Changes in provisions for estimated losses	5,891	(23,918)
Changes in other regulatory assets	(19,466)	48,355
Changes in other regulatory liabilities	(54,004)	(70,161)
Changes in pension and other postretirement funded status	(19,221)	(18,124)
Other	(57,580)	(101,335)
Net cash flow provided by operating activities	1,711,203	978,699
INVESTING ACTIVITIES
Construction expenditures	(2,419,557)	(1,450,693)
Allowance for equity funds used during construction	45,158	26,560
Proceeds from sale of assets	—	366
Nuclear fuel purchases	(92,108)	(130,279)
Proceeds from sale of nuclear fuel	67,461	17,240
Payments to storm reserve escrow account	(4,228)	(5,144)
Receipt from storm reserve escrow account	—	33,456
Redemption of preferred membership interests of affiliate	123,874	118,805
Proceeds from nuclear decommissioning trust fund sales	657,378	291,901
Investment in nuclear decommissioning trust funds	(680,951)	(321,342)
Changes in money pool receivable - net	(58,710)	(48,540)
Insurance proceeds received for property damages	14,282	—
Decrease in other investments	39,333	—
Net cash flow used in investing activities	(2,308,068)	(1,467,670)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,843,941	1,465,747
Retirement of long-term debt	(650,119)	(936,318)
Customer advances received for construction	470,638	548,476
Customer advances used for construction	(272,221)	(117,339)
Common equity distributions paid	—	(495,000)
Other	(4,304)	(4,247)
Net cash flow provided by financing activities	1,387,935	461,319

Net increase (decrease) in cash and cash equivalents	791,070	(27,652)
Cash and cash equivalents at beginning of period	776,961	327,102
Cash and cash equivalents at end of period	$1,568,031	$299,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$214,130	$222,889
Noncash investing activities:
Accrued construction expenditures	$535,676	$258,408

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$379	$237
Temporary cash investments	1,567,652	776,724
Total cash and cash equivalents	1,568,031	776,961
Accounts receivable:
Customer	373,098	292,366
Allowance for doubtful accounts	(9,605)	(9,069)
Associated companies	202,618	164,911
Other	43,009	50,471
Accrued unbilled revenues	235,825	194,429
Total accounts receivable	844,945	693,108
Deferred fuel costs	—	15,672
Fuel inventory - at average cost	31,563	35,968
Materials and supplies	856,020	792,217
Deferred nuclear refueling outage costs	22,410	40,683
Prepayments and other	291,045	187,832
TOTAL	3,614,014	2,542,441

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	3,884,044	4,007,919
Decommissioning trust funds	2,944,386	2,753,828
Non-utility property - at cost (less accumulated depreciation)	458,296	459,706
Storm reserve escrow account	239,189	234,961
Other	10,220	10,132
TOTAL	7,536,135	7,466,546

UTILITY PLANT
Electric	31,437,940	30,408,352
Construction work in progress	3,604,096	2,031,650
Nuclear fuel	267,784	323,052
TOTAL UTILITY PLANT	35,309,820	32,763,054
Less - accumulated depreciation and amortization	11,507,910	11,275,981
UTILITY PLANT - NET	23,801,910	21,487,073

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,560,175	1,540,709
Deferred fuel costs	168,122	168,122
Other	150,051	132,679
TOTAL	1,878,348	1,841,510

TOTAL ASSETS	$36,830,407	$33,337,570

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$540,000	$720,000
Accounts payable:
Associated companies	84,017	92,126
Other	1,279,388	761,359
Customer deposits	176,776	172,594
Taxes accrued	99,695	64,793
Interest accrued	144,803	126,349
Deferred fuel costs	20,450	—
Customer advances	1,209,529	543,312
Other	123,496	94,876
TOTAL	3,678,154	2,575,409

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	3,335,894	3,093,218
Accumulated deferred investment tax credits	81,970	84,177
Regulatory liability for income taxes - net	279,489	312,684
Other regulatory liabilities	1,609,956	1,630,763
Decommissioning	1,981,306	1,932,412
Accumulated provisions	266,551	260,660
Pension and other postretirement liabilities	156,781	159,075
Long-term debt	11,024,821	9,646,835
Customer advances for construction	1,298,872	1,152,530
Other	600,214	558,621
TOTAL	20,635,854	18,830,975

Commitments and Contingencies

EQUITY
Member’s equity	12,444,302	11,857,063
Accumulated other comprehensive income	31,741	33,916
Noncontrolling interests	40,356	40,207
TOTAL	12,516,399	11,931,186

TOTAL LIABILITIES AND EQUITY	$36,830,407	$33,337,570

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394

Net income	752	253,445	—	254,197
Other comprehensive loss	—	—	(971)	(971)
Common equity distributions	—	(36,250)	—	(36,250)
Distributions to LURC	(888)	—	—	(888)
Other	—	(12)	—	(12)
Balance at March 31, 2025	42,570	11,720,213	52,687	11,815,470

Net income	745	299,435	—	300,180
Other comprehensive loss	—	—	(2,132)	(2,132)
Common equity distributions	—	(458,750)	—	(458,750)
Distributions to LURC	(319)	—	—	(319)
Other	—	(12)	—	(12)
Balance at June 30, 2025	$42,996	$11,560,886	$50,555	$11,654,437

Balance at December 31, 2025	$40,207	$11,857,063	$33,916	$11,931,186

Net income	707	275,193	—	275,900
Other comprehensive loss	—	—	(1,087)	(1,087)
Distributions to LURC	(919)	—	—	(919)
Other	—	(14)	—	(14)
Balance at March 31, 2026	39,995	12,132,242	32,829	12,205,066

Net income	700	312,070	—	312,770
Other comprehensive loss	—	—	(1,088)	(1,088)
Distributions to LURC	(339)	—	—	(339)
Other	—	(10)	—	(10)
Balance at June 30, 2026	$40,356	$12,444,302	$31,741	$12,516,399

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Winter Storm Fern

See the “Winter Storm Fern” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Winter Storm Fern. Entergy Mississippi’s cost of mobilizing crews and restoring power was approximately $155 million, including approximately $125 million in capital costs and approximately $30 million in non-capital costs. Natural gas purchases for Entergy Mississippi were $85 million in January 2026 compared to $28 million in January 2025.

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

Results of Operations

Net Income

Second Quarter 2026 Compared to Second Quarter 2025

Net income increased $19.9 million primarily due to higher revenues resulting from the return on construction work in progress for certain utility plant investments, higher retail electric price, higher other income, and higher volume/weather. The increase was partially offset by higher interest expense and higher other operation and maintenance expenses.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net income increased $57.4 million primarily due to higher retail electric price, higher revenues resulting from the return on construction work in progress for certain utility plant investments, a regulatory charge, recorded in the first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance, higher other income, and higher volume/weather. The increase was partially offset by higher interest expense and higher other operation and maintenance expenses.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Operating Revenues

Second Quarter 2026 Compared to Second Quarter 2025

Following is an analysis of the change in operating revenues comparing the second quarter 2026 to the second quarter 2025:

Amount
(In Millions)
2025 operating revenues	$491.9
Fuel, rider, and other revenues that do not significantly affect net income	29.7
Return on construction work in progress for certain utility plant investments	14.4
Retail electric price	14.3
Volume/weather	7.6
2026 operating revenues	$557.9

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,285	1,308	(2)
Commercial	1,164	1,172	(1)
Industrial	1,247	646	93
Governmental	99	101	(2)
Total retail	3,795	3,227	18
Sales for resale:
Non-associated companies	1,257	1,725	(27)
Total	5,052	4,952	2

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2026 to the six months ended June 30, 2025:

Amount
(In Millions)
2025 operating revenues	$915.6
Fuel, rider, and other revenues that do not significantly affect net income	104.9
Retail electric price	28.2
Return on construction work in progress for certain utility plant investments	26.9
Volume/weather	7.7
2026 operating revenues	$1,083.3

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Mississippi for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	2,504	2,619	(4)
Commercial	2,147	2,174	(1)
Industrial	2,251	1,172	92
Governmental	187	189	(1)
Total retail	7,089	6,154	15
Sales for resale:
Non-associated companies	2,501	2,419	3
Total	9,590	8,573	12

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Second Quarter 2026 Compared to Second Quarter 2025

Other operation and maintenance expenses increased primarily due to an increase of $1.6 million in compensation and benefits costs primarily due to higher healthcare claims activity and the timing of the recognition of prescription drug rebates, an increase of $1.1 million in power delivery expenses primarily due to higher vegetation maintenance costs, and several individually insignificant items. The increase was partially offset by a decrease of $1.2 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Other income increased primarily due to an increase of $7.9 million in the amortization of tax gross-up on customer advances, including customer advances for construction.

Interest expense increased primarily due to the issuance of $650 million of 5.05% Series mortgage bonds in March 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $3.5 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $1.7 million in compensation and benefits costs primarily due to higher healthcare claims activity, the timing of the recognition of prescription drug rebates, and a revision to estimated incentive-based compensation expense in 2025;
•an increase of $1.3 million in energy efficiency costs; and
•several individually insignificant items.

The increase was partially offset by a decrease of $2.7 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Other regulatory charges (credits) – net includes a regulatory charge of $21 million, recorded in first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance.

Other income increased primarily due to an increase of $8.1 million in the amortization of tax gross-up on customer advances, including customer advances for construction and an increase of $6.2 million in interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $650 million of 5.05% Series mortgage bonds in March 2026 and the issuance of $600 million of 5.80% Series mortgage bonds in March 2025.

Income Taxes

The effective income tax rates were 24.4% for the second quarter 2026 and 24.5% for the six months ended June 30, 2026. The differences in the effective income tax rates for the second quarter 2026 and the six months ended June 30, 2026 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$341,484	$155,693

Net cash provided by (used in):
Operating activities	535,215	287,013
Investing activities	(1,009,362)	(791,448)
Financing activities	963,589	750,108
Net increase in cash and cash equivalents	489,442	245,673

Cash and cash equivalents at end of period	$830,926	$401,366

Operating Activities

Net cash flow provided by operating activities increased $248.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase of $158.5 million in receipts of advance payments related to customer agreements, including $133.8 million in customer advances and $24.7 million in tax gross-up on customer advances for construction, and higher collections from customers. The increase was partially offset by higher fuel and purchased power payments, the timing of payments to vendors, and an

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
increase of $15.7 million in storm spending primarily due to Winter Storm Fern restoration efforts in 2026. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $217.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase of $179.6 million in non-nuclear generation construction expenditures primarily due to higher spending on the Traceview Advanced Power Station project and an increase of $120.1 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern restoration efforts in 2026. The increase was partially offset by money pool activity. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $37 million for the six months ended June 30, 2026 compared to increasing by $93.5 million for the six months ended June 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $213.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•the issuance of $650 million of 5.05% Series mortgage bonds in March 2026;
•an increase of $135.5 million in capital contributions received from Entergy Corporation in 2026 as compared to 2025 in order to maintain Entergy Mississippi’s capital structure; and
•an increase of $26.8 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

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

	June 30, 2026	December 31, 2025
Debt to capital	52.3%	50.5%
Effect of subtracting cash	(6.4%)	(2.9%)
Net debt to net capital (non-GAAP)	45.9%	47.6%

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

Following are updates to the current annual amounts of Entergy Mississippi’s planned construction and other capital investments through 2030.

	2026	2027	2028	2029	2030
	(In Millions)
Planned construction and capital investments:
Generation	$1,460	$1,245	$410	$145	$430
Transmission	230	160	140	110	95
Distribution	485	345	330	350	365
Utility Support	80	65	45	35	35
Total	$2,255	$1,815	$925	$640	$925

In addition to routine capital spending to maintain operations, the capital plan for Entergy Mississippi includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Mississippi’s portfolio, as well as to support customer growth, including Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, and Vicksburg Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. The planned construction and capital investments amounts above exclude investments expected to be funded with customer advances for construction.

Entergy Mississippi’s receivables from the money pool were as follows:

June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
(In Thousands)
$64,426	$27,422	$108,677	$15,218

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2031. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of June 30, 2026, $119 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Retail Rates

2026 Formula Rate Plan Filing

In February 2026, Entergy Mississippi submitted its formula rate plan 2026 test year filing and 2025 look-back filing showing Entergy Mississippi’s earned return on rate base for the historical 2025 calendar year to be within the formula rate plan bandwidth and projected earned return for the 2026 calendar year to also be within the formula rate plan bandwidth. The 2026 test year filing resulted in an earned return on rate base of 7.64% and reflected no change in formula rate plan revenues. The 2025 look-back filing compared actual 2025 results to the approved benchmark return on rate base and reflected no change in formula rate plan revenues, although Entergy Mississippi proposed to adjust interim rates by $293 thousand to reflect one outside-the-bandwidth change, a true-up of demand side management costs.

In June 2026, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2026 test year filing, with the exception of immaterial adjustments to certain operations and maintenance expenses. The formula rate plan reflected an earned return on rate base of 7.68% for calendar year 2026, resulting in no change in formula rate plan revenues for 2026. Pursuant to the stipulation, Entergy Mississippi’s 2025 look-back filing reflected an earned return on rate base of 8.10%, which also resulted in no change in formula rate plan revenues for 2025. In addition, the stipulation included the recovery of the outside-the-bandwidth change discussed above as well as the ratemaking treatment of certain customer contributions, the mechanism for recovery of the benefits of nuclear production tax credits, and the realignment of the first project from the interim facilities rate adjustment to the formula rate plan. In June 2026 the MPSC approved the joint stipulation with rates effective in July 2026. See Note 10 to the financial statements herein for further discussion of the mechanism for recovery of the benefits of nuclear production tax credits included in the joint stipulation.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$557,882	$491,875	$1,083,266	$915,584

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	86,643	53,061	178,077	79,112
Purchased power	98,206	90,660	191,434	178,171
Other operation and maintenance	92,744	85,066	176,230	163,866
Taxes other than income taxes	43,984	43,800	84,467	87,310
Depreciation and amortization	70,050	68,478	139,209	136,462
Other regulatory charges (credits) - net	1,482	16,767	12,105	52,354
TOTAL	393,109	357,832	781,522	697,275

OPERATING INCOME	164,773	134,043	301,744	218,309

OTHER INCOME
Allowance for equity funds used during construction	2,663	5,142	3,519	10,412
Interest and investment income	8,698	6,553	14,814	8,870
Miscellaneous - net	8,259	(777)	17,487	3,317
TOTAL	19,620	10,918	35,820	22,599

INTEREST EXPENSE
Interest expense	47,653	36,540	89,375	72,720
Allowance for borrowed funds used during construction	(1,077)	(1,966)	(1,428)	(3,982)
TOTAL	46,576	34,574	87,947	68,738

INCOME BEFORE INCOME TAXES	137,817	110,387	249,617	172,170

Income taxes	33,641	26,115	61,123	41,032

NET INCOME	104,176	84,272	188,494	131,138

Net income (loss) attributable to noncontrolling interest	51	(412)	63	(2,891)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$104,125	$84,684	$188,431	$134,029

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$188,494	$131,138
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	139,209	136,462
Deferred income taxes, tax credits, and non-current taxes accrued	19,073	(19,714)
Changes in assets and liabilities:
Receivables	(45,418)	(41,738)
Fuel inventory	617	(4,855)
Accounts payable	72,907	(9,305)
Taxes accrued	(33,454)	(3,929)
Interest accrued	12,276	9,125
Deferred fuel costs	(41,460)	(64,303)
Customer advances - current	170,989	103,402
Other working capital accounts	(19,226)	(18,217)
Provisions for estimated losses	(27,593)	(3,962)
Other regulatory assets	662	52,132
Other regulatory liabilities	3,703	(1,066)
Customer advances - non-current	68,498	25,000
Pension and other postretirement funded status	(4,312)	(6,261)
Other assets and liabilities	30,250	3,104
Net cash flow provided by operating activities	535,215	287,013

INVESTING ACTIVITIES
Construction expenditures	(969,252)	(703,400)
Allowance for equity funds used during construction	3,519	5,365
Changes in money pool receivable - net	(37,004)	(93,459)
Decrease (increase) in other investments	(6,625)	46
Net cash flow used in investing activities	(1,009,362)	(791,448)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	643,911	592,679
Capital contributions from parent	198,000	62,500
Customer advances received for construction	201,235	155,594
Customer advances used for construction	(78,084)	(59,271)
Other	(1,473)	(1,394)
Net cash flow provided by financing activities	963,589	750,108

Net increase in cash and cash equivalents	489,442	245,673
Cash and cash equivalents at beginning of period	341,484	155,693
Cash and cash equivalents at end of period	$830,926	$401,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$66,473	$62,373
Noncash investing activities:
Accrued construction expenditures	$201,395	$78,363

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,136	$27
Temporary cash investments	829,790	341,457
Total cash and cash equivalents	830,926	341,484
Accounts receivable:
Customer	146,269	115,813
Allowance for doubtful accounts	(4,110)	(3,509)
Associated companies	81,892	37,723
Other	15,828	20,641
Accrued unbilled revenues	102,867	90,235
Total accounts receivable	342,746	260,903
Deferred fuel costs	52,217	10,757
Fuel inventory - at average cost	17,864	18,481
Materials and supplies	117,598	112,082
Prepayments and other	55,820	36,911
TOTAL	1,417,171	780,618

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,460	4,467
Other	668	864
TOTAL	5,128	5,331

UTILITY PLANT
Electric	8,539,059	8,366,079
Construction work in progress	2,040,127	1,396,075
TOTAL UTILITY PLANT	10,579,186	9,762,154
Less - accumulated depreciation and amortization	2,710,633	2,635,823
UTILITY PLANT - NET	7,868,553	7,126,331

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	455,052	455,714
Other	118,576	108,480
TOTAL	573,628	564,194

TOTAL ASSETS	$9,864,480	$8,476,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$59,081	$61,135
Other	410,026	397,756
Customer deposits	99,818	97,875
Taxes accrued	129,766	163,220
Interest accrued	40,743	28,467
Customer advances	260,527	89,538
Other	26,065	23,678
TOTAL	1,026,026	861,669

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	949,590	926,734
Accumulated deferred investment tax credits	12,979	13,191
Regulatory liability for income taxes - net	167,155	170,902
Other regulatory liabilities	151,574	144,124
Customer advances	93,498	25,000
Asset retirement cost liabilities	27,283	26,538
Accumulated provisions	23,971	51,564
Long-term debt	3,666,384	3,021,324
Customer advances for construction	313,469	184,564
Other	62,841	67,648
TOTAL	5,468,744	4,631,589

Commitments and Contingencies

EQUITY
Member's equity	3,364,581	2,978,150
Noncontrolling interest	5,129	5,066
TOTAL	3,369,710	2,983,216

TOTAL LIABILITIES AND EQUITY	$9,864,480	$8,476,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988

Net income (loss)	(2,479)	49,345	46,866
Capital contribution from parent	—	62,500	62,500
Balance at March 31, 2025	5,723	2,512,631	2,518,354

Net income (loss)	(412)	84,684	84,272
Balance at June 30, 2025	$5,311	$2,597,315	$2,602,626

Balance at December 31, 2025	$5,066	$2,978,150	$2,983,216

Net income	12	84,306	84,318
Capital contribution from parent	—	198,000	198,000
Balance at March 31, 2026	5,078	3,260,456	3,265,534

Net income	51	104,125	104,176
Balance at June 30, 2026	$5,129	$3,364,581	$3,369,710

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2026 Compared to Second Quarter 2025

Net income decreased $2.7 million primarily due to the net effect of decreased natural gas revenues and expenses resulting from the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, lower volume/weather, and lower retail electric price, partially offset by lower interest expense. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net income decreased $8.4 million primarily due to the net effect of decreased natural gas revenues and expenses resulting from the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, lower volume/weather, and lower retail electric price, partially offset by lower interest expense. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Operating Revenues

Second Quarter 2026 Compared to Second Quarter 2025

Following is an analysis of the change in operating revenues comparing the second quarter 2026 to the second quarter 2025:

Amount
(In Millions)
2025 operating revenues	$210.0
Fuel, rider, and other revenues that do not significantly affect net income	13.0
Effect of sale of natural gas distribution business	(26.2)
Volume/weather	(4.1)
Retail electric price	(2.2)
2026 operating revenues	$190.5

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

Total electric energy sales for Entergy New Orleans for the three months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	573	593	(3)
Commercial	518	534	(3)
Industrial	115	106	8
Governmental	200	198	1
Total retail	1,406	1,431	(2)
Sales for resale:
Non-associated companies	913	255	258
Total	2,319	1,686	38

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2026 to the six months ended June 30, 2025:

Amount
(In Millions)
2025 operating revenues	$391.1
Fuel, rider, and other revenues that do not significantly affect net income	52.1
Effect of sale of natural gas distribution business	(68.4)
Volume/weather	(8.0)
Retail electric price	(4.6)
2026 operating revenues	$362.2

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and a decrease in weather-adjusted commercial usage, partially offset by an increase in weather-adjusted residential usage.

The retail electric price variance is primarily due to a decrease in formula rate plan rates effective September 2025 in accordance with the terms of the 2025 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan filing.

Total electric energy sales for Entergy New Orleans for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,067	1,126	(5)
Commercial	955	972	(2)
Industrial	204	177	15
Governmental	375	372	1
Total retail	2,601	2,647	(2)
Sales for resale:
Non-associated companies	1,377	352	291
Total	3,978	2,999	33

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Second Quarter 2026 Compared to Second Quarter 2025

Other operation and maintenance expenses decreased primarily due to a decrease of $3.1 million in gas operations expenses resulting from the absence of expenses following the sale of the natural gas distribution business on July 1, 2025 and a decrease of $1.8 million in non-nuclear generation expenses primarily due to a lower scope of work performed, including during plant outages, in 2026 as compared to 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Taxes other than income taxes decreased primarily due to a decrease in franchise fees as a result of lower retail revenues in 2026 as compared to 2025, including the absence of natural gas revenues in 2026 following the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

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

Interest expense decreased primarily due to a decrease of $3.0 million in carrying costs on regulatory liability balances and the repayment of an $80 million unsecured term loan in July 2025.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $5.9 million in gas operations expenses resulting from the absence of expenses following the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025;
•a decrease of $2.6 million in non-nuclear generation expenses primarily due to a lower scope of work performed, including during plant outages, in 2026 as compared to 2025;
•a decrease of $1.1 million in loss provisions; and
•a decrease of $1.0 million in compensation and benefits costs primarily due to the absence of employee benefit costs associated with gas operations following the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Taxes other than income taxes decreased primarily due to a decrease in franchise fees as a result of lower retail revenues in 2026 as compared to 2025, including the absence of natural gas revenues in 2026 following the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

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

Interest expense decreased primarily due to a decrease of $6.1 million in carrying costs on regulatory liability balances and the repayment of an $80 million unsecured loan in July 2025.

Income Taxes

The effective income tax rate was 23.2% for the second quarter 2026. The difference in the effective income tax rate for the second quarter 2026 versus the federal statutory rate of 21% was primarily due to a provision for uncertain tax positions and the accrual for state income taxes, partially offset by the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 17.3% for the six months ended June 30, 2026. The difference in the effective income tax rate for the six months ended June 30, 2026 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by a provision for uncertain tax positions and the accrual for state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$110,264	$31,777

Net cash provided by (used in):
Operating activities	12,893	23,652
Investing activities	(63,034)	(77,385)
Financing activities	3,543	21,982
Net decrease in cash and cash equivalents	(46,598)	(31,751)

Cash and cash equivalents at end of period	$63,666	$26

Operating Activities

Net cash flow provided by operating activities decreased $10.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to lower collections from customers and the timing of payments to vendors, partially offset by lower fuel and purchased power payments in 2026 as compared to 2025.

Investing Activities

Net cash flow used in investing activities decreased $14.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease of $20.4 million in non-nuclear generation construction expenditures primarily due to a lower scope of work performed in 2026 as compared to 2025 and a decrease of $9.9 million in gas operations construction expenditures resulting from the absence of construction expenditures following the sale of the natural gas distribution business on July 1, 2025. The decrease was partially offset by an increase of $13.7 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system and the receipt of $10.3 million from the storm reserve escrow account in 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased $18.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•the repayment of $85 million of 4% Series mortgage bonds in June 2026;
•proceeds received in March 2025 from an $80 million unsecured term loan; and
•money pool activity.

The decrease was partially offset by the issuances of $55 million of 6.65% Series mortgage bonds and $35 million of 5.91% Series mortgage bonds, each in May 2026, and the repayment, at maturity, of $78 million of 3.00% Series mortgage bonds in March 2025.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool increased $20.9 million for the six months ended June 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	June 30, 2026	December 31, 2025
Debt to capital	51.3%	52.1%
Effect of subtracting cash	(2.5%)	(4.6%)
Net debt to net capital (non-GAAP)	48.8%	47.5%

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

Following are updates to the current annual amounts of Entergy New Orleans’s planned construction and other capital investments through 2030.

	2026	2027	2028	2029	2030
	(In Millions)
Planned construction and capital investments:
Generation	$15	$10	$45	$20	$10
Transmission	10	15	20	30	15
Distribution	180	120	110	150	160
Utility Support	20	10	10	15	10
Total	$225	$155	$185	$215	$195

In addition to routine capital spending to maintain operations, the capital plan for Entergy New Orleans includes distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience; and other investments. The planned construction and capital investments amounts above exclude investments expected to be funded with customer advances for construction.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
(In Thousands)
$4,934	$9,009	($20,884)	$3,146

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2026, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In July 2026 the City Council’s advisors issued a report seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues of approximately $4.4 million due to certain proposed cost realignments, imputation of revenues, and disallowances. The City Council’s advisors also recommended that Entergy New Orleans be permitted to collect $20 million over five years beginning in September 2026 to recover amounts that it might be required to pay Entergy Louisiana and Entergy Arkansas pursuant to a FERC order issued in June 2026, relating to an alleged MSS-4R violation. However, the FERC order is unclear on its face, and the specific amount of a payment, if any, is unknown. Requests for rehearing and clarification of the FERC order are pending. See “MSS-4 Replacement Tariff - Net Operating Loss Carryforward Proceeding” in Note 2 to the financial statements herein for additional discussion of the FERC order. If any rate adjustments are not resolved, the City Council would set a procedural schedule to resolve such disputes. A response by Entergy New Orleans to the advisors’ report is due in August 2026. Resulting rates will be effective with the first billing cycle of September 2026 pursuant to the formula rate plan tariff.

Request for Extension of Formula Rate Plan

In July 2026, Entergy New Orleans submitted a motion requesting the City Council approve a four-year extension of its current formula rate plan, with all material provisions left unchanged, including the authorized return on equity of 9.35% with a bandwidth of 50 basis points above and below the midpoint. Entergy New Orleans has requested City Council action on the proposed extension by August 2026.

Distributed Energy Resource Program

As discussed in the Form 10-K, in October 2024 the City Council opened a docket to evaluate potential opportunities to increase the availability of distributed energy resources, battery storage, and related facilities in New Orleans. In December 2025 the City Council issued a resolution establishing a distributed energy resources program to be implemented and operated under the existing Energy Smart program, with $28 million in customer incentives available through credits funded by the settlement between System Energy and the City Council. In March 2026, Entergy New Orleans submitted to the City Council a proposed battery storage implementation plan for new residential and commercial battery systems that would phase such implementation over a three-year period beginning in 2026, with those systems participating in Energy Smart for seven additional years, as required by the City Council. Program costs will be offset by credits from the System Energy settlement, with no incremental impact on customer rates. An intervenor in the proceeding has challenged the plan submitted by Entergy New Orleans and seeks additional incentives for customers, including accelerated use of the credits. In July 2026 certain stakeholders submitted comments in support of that intervenor’s position. The procedural schedule provides that the City Council’s advisors will issue a report in August 2026. See “Complaints Against System Energy - System Energy Settlement with the City Council” in Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the City Council.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$190,548	$183,781	$362,199	$322,706
Natural gas	—	26,219	—	68,349
TOTAL	190,548	210,000	362,199	391,055

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	33,709	26,546	49,941	38,909
Purchased power	61,204	69,126	139,506	136,867
Other operation and maintenance	37,671	44,269	71,451	82,927
Taxes other than income taxes	11,831	14,979	24,148	29,872
Depreciation and amortization	19,311	22,358	38,307	44,203
Other regulatory charges (credits) - net	(2,658)	(3,160)	(5,412)	(6,590)
TOTAL	161,068	174,118	317,941	326,188

OPERATING INCOME	29,480	35,882	44,258	64,867

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	727	494	1,301	800
Interest and investment income	755	168	1,634	602
Miscellaneous - net	(1,583)	(794)	(2,248)	(1,373)
TOTAL	(101)	(132)	687	29

INTEREST EXPENSE
Interest expense	9,770	12,236	19,387	25,711
Allowance for borrowed funds used during construction	(427)	(272)	(763)	(439)
TOTAL	9,343	11,964	18,624	25,272

INCOME BEFORE INCOME TAXES	20,036	23,786	26,321	39,624

Income taxes	4,654	5,744	4,555	9,483

NET INCOME	$15,382	$18,042	$21,766	$30,141

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$21,766	$30,141
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	38,307	44,203
Deferred income taxes, tax credits, and non-current taxes accrued	(4,883)	(9,350)
Changes in assets and liabilities:
Receivables	(16,884)	(22,585)
Fuel inventory	(1,135)	(1,188)
Accounts payable	2,969	(5,661)
Prepaid taxes and taxes accrued	10,635	19,556
Interest accrued	(959)	(2,629)
Deferred fuel costs	(2,798)	(4,203)
Other working capital accounts	(12,181)	(8,825)
Provisions for estimated losses	1,307	(10,772)
Other regulatory assets	(5,361)	10,338
Other regulatory liabilities	(13,655)	(13,791)
Pension and other postretirement funded status	(4,268)	(4,804)
Other assets and liabilities	33	3,222
Net cash flow provided by operating activities	12,893	23,652

INVESTING ACTIVITIES
Construction expenditures	(67,087)	(91,611)
Allowance for equity funds used during construction	1,301	800
Changes in money pool receivable - net	4,075	3,146
Receipt from storm reserve escrow account	—	10,333
Payments to storm reserve escrow account	(1,323)	(1,664)
Changes in securitization account	—	1,611
Net cash flow used in investing activities	(63,034)	(77,385)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	89,106	79,717
Retirement of long-term debt	(85,000)	(78,000)
Changes in money pool payable - net	—	20,884
Other	(563)	(619)
Net cash flow provided by financing activities	3,543	21,982

Net decrease in cash and cash equivalents	(46,598)	(31,751)
Cash and cash equivalents at beginning of period	110,264	31,777
Cash and cash equivalents at end of period	$63,666	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$16,267	$27,816
Income taxes - net	$150	$—
Noncash investing activities:
Accrued construction expenditures	$12,900	$5,059

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$354	$26
Temporary cash investments	63,312	110,238
Total cash and cash equivalents	63,666	110,264
Accounts receivable:
Customer	62,507	55,972
Allowance for doubtful accounts	(2,189)	(3,845)
Associated companies	6,299	10,459
Other	5,322	3,668
Accrued unbilled revenues	35,427	28,303
Total accounts receivable	107,366	94,557
Fuel inventory - at average cost	1,951	816
Materials and supplies	37,895	30,539
Prepayments and other	21,483	12,992
TOTAL	232,361	249,168

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	75,145	73,822
Other	9,263	9,485
TOTAL	84,408	83,307

UTILITY PLANT
Electric	2,299,446	2,267,691
Construction work in progress	69,315	43,055
TOTAL UTILITY PLANT	2,368,761	2,310,746
Less - accumulated depreciation and amortization	800,008	778,401
UTILITY PLANT - NET	1,568,753	1,532,345

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	115,051	109,690
Deferred fuel costs	4,080	4,080
Other	85,017	80,090
TOTAL	204,148	193,860

TOTAL ASSETS	$2,089,670	$2,058,680

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$85,000
Payable due to associated company	720	720
Accounts payable:
Associated companies	43,919	47,709
Other	39,005	32,067
Customer deposits	31,051	30,632
Taxes accrued	26,971	16,336
Interest accrued	5,870	6,829
Deferred fuel costs	411	3,209
Other	16,237	10,659
TOTAL	164,184	233,161

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	200,785	201,345
Accumulated deferred investment tax credits	15,379	15,425
Regulatory liability for income taxes - net	11,269	15,656
Other regulatory liabilities	303,695	312,962
Accumulated provisions	80,240	78,933
Long-term debt	655,357	565,985
Long-term payable due to associated company	5,144	5,144
Other	23,839	22,057
TOTAL	1,295,708	1,217,507

Commitments and Contingencies

EQUITY
Member's equity	629,778	608,012
TOTAL	629,778	608,012

TOTAL LIABILITIES AND EQUITY	$2,089,670	$2,058,680

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2024	$697,601

Net income	12,099
Balance at March 31, 2025	709,700

Net income	18,042
Balance at June 30, 2025	$727,742

Balance at December 31, 2025	$608,012

Net income	6,384
Balance at March 31, 2026	614,396

Net income	15,382
Balance at June 30, 2026	$629,778

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2026 Compared to Second Quarter 2025

Net income increased $11.8 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net income increased $18.3 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by higher other operation and maintenance expenses.

Operating Revenues

Second Quarter 2026 Compared to Second Quarter 2025

Following is an analysis of the change in operating revenues comparing the second quarter 2026 to the second quarter 2025:

Amount
(In Millions)
2025 operating revenues	$531.6
Fuel, rider, and other revenues that do not significantly affect net income	15.6
Retail electric price	14.2
Volume/weather	7.3
2026 operating revenues	$568.7

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in the distribution cost recovery factor rider effective June 2025 and December 2025 and an increase in the transmission cost recovery factor rider effective April 2026. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the distribution and transmission cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage and an increase in industrial usage, partially offset by the effect of less favorable weather on residential sales. The increase in weather-adjusted residential usage is primarily due to an increase in customers. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the agricultural and other chemicals, transportation, and industrial gases industries.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the three months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,716	1,741	(1)
Commercial	1,279	1,280	—
Industrial	2,828	2,621	8
Governmental	70	65	8
Total retail	5,893	5,707	3
Sales for resale:
Non-associated companies	126	93	35
Total	6,019	5,800	4

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2026 to the six months ended June 30, 2025:

Amount
(In Millions)
2025 operating revenues	$973.6
Fuel, rider, and other revenues that do not significantly affect net income	64.3
Retail electric price	26.0
Volume/weather	8.3
2026 operating revenues	$1,072.2

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

The volume/weather variance is primarily due to an increase in industrial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily in the transportation, agricultural and other chemicals, and industrial gases industries and an increase in demand from co-generation customers. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	3,148	3,300	(5)
Commercial	2,416	2,389	1
Industrial	5,368	4,781	12
Governmental	138	128	8
Total retail	11,070	10,598	4
Sales for resale:
Non-associated companies	258	144	79
Total	11,328	10,742	5

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Second Quarter 2026 Compared to Second Quarter 2025

Purchased power includes a decrease of $18.1 million in costs related to the procurement of capacity through MISO’s annual planning resource auction. Higher costs in second quarter 2025 resulted from the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months in 2025. Prior to June 2026, Entergy Texas also did not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates. In June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. In May 2026, Entergy Texas filed a request with the PUCT for a capacity cost recovery rider to recover eligible capacity procurement costs associated with its participation in MISO’s annual planning resource auction, and the PUCT approved the request in July 2026. The decrease in purchased power from lower MISO capacity costs is partially offset by higher non-MISO capacity costs resulting from capacity cost changes for ongoing purchased power capacity contracts. See Note 2 to the financial statements herein for discussion of the capacity cost recovery rider.

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.1 million in power delivery expenses primarily due to a higher scope of work performed in 2026 as compared to 2025;
•an increase of $1.4 million in compensation and benefits costs primarily due to higher healthcare claims activity and the timing of the recognition of prescription drug rebates; and
•several individually insignificant items.

The increase was partially offset by a decrease of $4.5 million in bad debt expense and a decrease of $1.2 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2026 as compared to 2025.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Other income increased primarily due to higher interest earned on money pool investments.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to the issuance of $425 million of 5.20% Series mortgage bonds in May 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Purchased power includes a decrease of $15.6 million in costs related to the procurement of capacity through MISO’s annual planning resource auction. Higher costs in second quarter 2025 resulted from the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months in 2025. Prior to June 2026, Entergy Texas also did not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates. In June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. In May 2026, Entergy Texas filed a request with the PUCT for a capacity cost recovery rider to recover eligible capacity procurement costs associated with its participation in MISO’s annual planning resource auction, and the PUCT approved the request in July 2026. The decrease in purchased power from lower MISO capacity costs is partially offset by higher non-MISO capacity costs resulting from capacity cost changes for ongoing purchased power capacity contracts. See Note 2 to the financial statements herein for discussion of the capacity cost recovery rider.

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.1 million in power delivery expenses primarily due to a higher scope of work performed in 2026 as compared to 2025;
•an increase of $1.7 million in compensation and benefits costs primarily due to a revision to estimated incentive-based compensation expense in 2025;
•an increase of $1.2 million in insurance expense primarily due to higher premiums; and
•several individually insignificant items.

The increase was partially offset by a decrease of $6 million in bad debt expense and a decrease of $1.7 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2026 as compared to 2025.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Other income increased primarily due to higher interest earned on money pool investments.

Interest expense increased primarily due to the issuance of $500 million of 5.25% Series mortgage bonds in February 2025 and the issuance of $425 million of 5.20% Series mortgage bonds in May 2026, partially offset by lower carrying costs on the deferred fuel balance.

Income Taxes

The effective income tax rates were 17.6% for the second quarter 2026 and 17.1% for the six months ended June 30, 2026. The differences in the effective income tax rates for the second quarter 2026 and the six months ended June 30, 2026 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

The effective income tax rates were 16.7% for the second quarter 2025 and 16.2% for the six months ended June 30, 2025. The differences in the effective income tax rates for the second quarter 2025 and the six months

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
ended June 30, 2025 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$275,108	$184,997

Net cash provided by (used in):
Operating activities	266,587	242,336
Investing activities	(530,758)	(879,311)
Financing activities	525,590	469,721
Net increase (decrease) in cash and cash equivalents	261,419	(167,254)

Cash and cash equivalents at end of period	$536,527	$17,743

Operating Activities

Net cash flow provided by operating activities increased $24.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher collections from customers and the timing of recovery of fuel and purchased power costs, partially offset by higher fuel and purchased power payments. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $348.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease of $321.2 million in non-nuclear generation construction expenditures primarily due to lower spending on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025 and lower spending on the Orange County Advanced Power Station project in 2026 and a decrease of $78.4 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2026. The decrease was partially offset by money pool activity. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased $19.2 million for the six months ended June 30, 2026 compared to decreasing by $13.7 million for the six months ended June 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Financing Activities

Net cash flow provided by financing activities increased $55.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to:

•the issuance of $425 million of 5.20% Series mortgage bonds in May 2026;
•a capital contribution of $365 million received from Entergy Corporation in 2026 in order to maintain Entergy Texas’s capital structure and in anticipation of various capital expenditures; and
•an increase of $25.6 million in advance payments from customers for construction related to transmission, distribution, and generator interconnection agreements.

The increase was partially offset by the issuance of $500 million of 5.25% Series mortgage bonds in February 2025 and a $248.3 million payment in June 2026 associated with a financed portion of construction work in progress related to the Orange County Advanced Power Station. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	June 30, 2026	December 31, 2025
Debt to capital	50.1%	50.9%
Effect of excluding securitization bonds	(1.2%)	(1.4%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	48.9%	49.5%
Effect of subtracting cash	(3.3%)	(1.9%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	45.6%	47.6%

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

Following are updates to the current annual amounts of Entergy Texas’s planned construction and other capital investments through 2030.

	2026	2027	2028	2029	2030
	(In Millions)
Planned construction and capital investments:
Generation	$635	$300	$1,495	$80	$110
Transmission	370	635	680	645	370
Distribution	440	445	340	345	305
Utility Support	90	35	60	35	35
Total	$1,535	$1,415	$2,575	$1,105	$820
In addition to routine capital spending to maintain operations, the capital plan for Entergy Texas includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station, Lone Star Power Station, and Legend Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and other investments. The planned construction and capital investments amounts above exclude investments expected to be funded with customer advances for construction.

Entergy Texas’s receivables from the money pool were as follows:

June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
(In Thousands)
$41,698	$22,467	$4,835	$18,504

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2031.  The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of June 30, 2026, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of June 30, 2026, $110.6 million in letters of credit were outstanding under one of Entergy Texas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Retail Rates

Distribution Cost Recovery Factor (DCRF) Rider

In April 2026, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $112.5 million annually, or $20.4 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between July 1, 2025 and December 31, 2025. In July 2026 the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective for usage on and after July 8, 2026.

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

Generation Cost Recovery Rider

In March 2026, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Orange County Advanced Power Station. The proposed generation cost recovery rider, which includes Entergy Texas’s capital invested in generation for the Orange County Advanced Power Station through December 31, 2025, is designed to collect approximately $150.4 million annually from Entergy Texas’s retail customers. By statute, the proposed generation cost recovery rider rates are to become effective when the Orange County Advanced Power Station is placed into service, which is expected in third quarter 2026. In July 2026 the ALJ with the State Office of Administrative Hearings approved a proposed procedural schedule that includes a hearing on the merits in September 2026 and provides for interim rates to become effective for usage on and after the Orange County Advanced Power Station in-service date, to the extent final rates are not in place by that time.

Capacity Cost Recovery Rider (CCRR)

In May 2026, Entergy Texas filed with the PUCT a request to establish a new CCRR. The proposed CCRR is designed to collect approximately $58 million annually from Entergy Texas’s retail customers based on Entergy Texas’s eligible capacity-related costs and revenues for the 12 months beginning June 1, 2026. The eligible capacity-related costs and revenues are associated with Entergy Texas’s participation in MISO’s annual planning resource auction. In July 2026 the PUCT approved the CCRR, consistent with Entergy Texas’s as-filed request, and rates became effective on July 10, 2026.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$568,657	$531,641	$1,072,189	$973,580

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	98,705	96,736	180,265	121,128
Purchased power	133,681	124,880	262,648	257,498
Other operation and maintenance	92,295	83,818	169,530	158,273
Taxes other than income taxes	32,196	29,792	62,552	60,419
Depreciation and amortization	80,691	80,830	160,875	161,510
Other regulatory charges (credits) - net	4,748	2,587	7,248	5,844
TOTAL	442,316	418,643	843,118	764,672

OPERATING INCOME	126,341	112,998	229,071	208,908

OTHER INCOME
Allowance for equity funds used during construction	19,868	19,963	38,313	37,335
Interest and investment income	5,840	1,975	9,044	4,734
Miscellaneous - net	(1,736)	(2,477)	(3,334)	(3,631)
TOTAL	23,972	19,461	44,023	38,438

INTEREST EXPENSE
Interest expense	45,790	43,147	88,869	86,219
Allowance for borrowed funds used during construction	(8,684)	(8,502)	(16,742)	(15,887)
TOTAL	37,106	34,645	72,127	70,332

INCOME BEFORE INCOME TAXES	113,207	97,814	200,967	177,014

Income taxes	19,959	16,318	34,284	28,662

NET INCOME	93,248	81,496	166,683	148,352

Preferred dividend requirements	518	518	1,036	1,036

EARNINGS APPLICABLE TO COMMON STOCK	$92,730	$80,978	$165,647	$147,316

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$166,683	$148,352
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	160,875	161,510
Deferred income taxes, tax credits, and non-current taxes accrued	(10,178)	21,466
Changes in assets and liabilities:
Receivables	(36,115)	(36,849)
Fuel inventory	1,770	9,817
Accounts payable	(11,168)	37,267
Taxes accrued	23,984	(20,591)
Interest accrued	2,044	5,971
Deferred fuel costs	(22,358)	(69,075)
Other working capital accounts	11,611	(6,447)
Provisions for estimated losses	(107)	1,201
Other regulatory assets	9,854	60,125
Other regulatory liabilities	23,369	(13,317)
Pension and other postretirement funded status	(8,027)	(7,131)
Other assets and liabilities	(45,650)	(49,963)
Net cash flow provided by operating activities	266,587	242,336

INVESTING ACTIVITIES
Construction expenditures	(550,055)	(932,013)
Allowance for equity funds used during construction	38,313	37,335
Changes in money pool receivable - net	(19,231)	13,669
Changes in securitization account	215	1,698
Net cash flow used in investing activities	(530,758)	(879,311)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	419,755	493,772
Retirement of long-term debt	(8,673)	(9,359)
Repayment of accrued construction expenditures	(248,322)	—
Capital contribution from parent	365,000	—
Preferred stock dividends paid	(1,036)	(1,036)
Other	(1,134)	(13,656)
Net cash flow provided by financing activities	525,590	469,721

Net increase (decrease) in cash and cash equivalents	261,419	(167,254)
Cash and cash equivalents at beginning of period	275,108	184,997
Cash and cash equivalents at end of period	$536,527	$17,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$83,825	$78,477
Income taxes - net	($3,275)	$2,077
Noncash investing activities:
Accrued construction expenditures	$58,262	$127,069

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,426	$200
Temporary cash investments	535,101	274,908
Total cash and cash equivalents	536,527	275,108
Securitization recovery trust account	1,265	1,480
Accounts receivable:
Customer	115,355	107,287
Allowance for doubtful accounts	(6,966)	(8,598)
Associated companies	50,925	28,747
Other	78,548	67,400
Accrued unbilled revenues	102,892	80,503
Total accounts receivable	340,754	275,339
Deferred fuel costs	11,005	—
Fuel inventory - at average cost	29,063	30,833
Materials and supplies	184,386	190,322
Prepayments and other	44,775	49,161
TOTAL	1,147,775	822,243

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	32	56
Other	15,703	15,607
TOTAL	15,735	15,663

UTILITY PLANT
Electric	9,684,887	9,491,159
Construction work in progress	2,015,941	1,761,028
TOTAL UTILITY PLANT	11,700,828	11,252,187
Less - accumulated depreciation and amortization	2,858,104	2,764,308
UTILITY PLANT - NET	8,842,724	8,487,879

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $208,212 as of June 30, 2026 and $216,107 as of December 31, 2025)	500,952	510,806
Other	209,069	191,555
TOTAL	710,021	702,361

TOTAL ASSETS	$10,716,255	$10,028,146

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$130,000	$130,000
Accounts payable:
Associated companies	62,249	73,178
Other	223,210	518,613
Customer deposits	44,276	42,109
Taxes accrued	111,164	87,180
Interest accrued	43,951	41,907
Deferred fuel costs	—	11,353
Other	21,280	16,801
TOTAL	636,130	921,141

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	950,156	947,067
Accumulated deferred investment tax credits	6,173	6,467
Regulatory liability for income taxes - net	44,617	57,755
Other regulatory liabilities	175,476	138,969
Asset retirement cost liabilities	15,511	15,097
Accumulated provisions	13,451	13,558
Long-term debt (includes securitization bonds of $212,647 as of June 30, 2026 and $221,139 as of December 31, 2025)	4,312,972	3,900,188
Other	132,911	129,693
TOTAL	5,651,267	5,208,794

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2026 and 2025	49,452	49,452
Paid-in capital	1,790,125	1,425,125
Retained earnings	2,550,531	2,384,884
Total common shareholder's equity	4,390,108	3,859,461
Preferred stock without sinking fund	38,750	38,750
TOTAL	4,428,858	3,898,211

TOTAL LIABILITIES AND EQUITY	$10,716,255	$10,028,146

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212

Net income	—	—	—	66,856	66,856
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2025	38,750	49,452	1,200,125	2,119,223	3,407,550

Net income	—	—	—	81,496	81,496
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2025	$38,750	$49,452	$1,200,125	$2,200,201	$3,488,528

Balance at December 31, 2025	$38,750	$49,452	$1,425,125	$2,384,884	$3,898,211

Net income	—	—	—	73,435	73,435
Capital contribution from parent	—	—	365,000	—	365,000
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2026	38,750	49,452	1,790,125	2,457,801	4,336,128

Net income	—	—	—	93,248	93,248
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2026	$38,750	$49,452	$1,790,125	$2,550,531	$4,428,858

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

Results of Operations

Net Income

Second Quarter 2026 Compared to Second Quarter 2025

Net income increased $2 million primarily due to higher operating revenues resulting from changes in rate base.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net income increased $1.6 million primarily due to higher operating revenues resulting from changes in rate base.

Income Taxes

The effective income tax rates were 17.3% for the second quarter 2026 and 16.6% for the six months ended June 30, 2026. The differences in the effective income tax rates for the second quarter 2026 and the six months ended June 30, 2026 versus the federal statutory rate of 21% were primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by the accrual for state income taxes.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$56	$28,908

Net cash provided by (used in):
Operating activities	102,190	131,501
Investing activities	(229,701)	(55,988)
Financing activities	127,740	(72,632)
Net increase in cash and cash equivalents	229	2,881

Cash and cash equivalents at end of period	$285	$31,789

Operating Activities

Net cash flow provided by operating activities decreased $29.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase of $33.3 million in spending on nuclear refueling outage costs in 2026 as compared to 2025, partially offset by higher collections from customers.

Investing Activities

Net cash flow used in investing activities increased $173.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to net purchases of $114.3 million in 2026 compared to net proceeds of $16.6 million in 2025 as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and an increase of $60.5 million in nuclear construction expenditures primarily due to higher spending in 2026 on Grand Gulf outage projects and upgrades.

Financing Activities

System Energy’s financing activities provided $127.7 million of cash for the six months ended June 30, 2026 compared to using $72.6 million of cash for the six months ended June 30, 2025 primarily due to the following activity:

•the issuance of $80 million of 5.28% Series L notes by the System Energy nuclear fuel company variable interest entity in January 2026;
•net long-term borrowings of $18 million in 2026 compared to net repayments of $28.4 million in 2025 on the nuclear fuel company variable interest entity’s credit facility;
•money pool activity;
•the repayment, prior to maturity, of $200 million of 2.14% Series mortgage bonds in June 2025;
•the payment of $75 million in common stock dividends and distributions in 2025 in order to maintain System Energy’s capital structure. No common stock dividends or distributions were paid in 2026; and
•the issuance of $240 million of 5.30% Series mortgage bonds in May 2025.

Increases in System Energy’s payable to the money pool are a source of cash flow, and System Energy’s payable to the money pool increased $30 million for the six months ended June 30, 2026. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements,

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for System Energy is primarily due to the net issuance of long-term debt in 2026.

	June 30, 2026	December 31, 2025
Debt to capital	54.2%	53.1%
Effect of subtracting cash	—%	—%
Net debt to net capital (non-GAAP)	54.2%	53.1%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  The net debt to net capital ratio is a non-GAAP measure. System Energy also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. The following are updates to the information provided in the Form 10-K.

Following are updates to the current annual amounts of System Energy’s planned construction and other capital investments through 2030.

	2026	2027	2028	2029	2030
	(In Millions)
Planned construction and capital investments:
Generation	$125	$110	$130	$135	$150
Utility Support	25	5	5	25	25
Total	$150	$115	$135	$160	$175

In addition to routine capital spending to maintain operations, the capital plan for System Energy includes amounts associated with Grand Gulf investments and initiatives.

System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
(In Thousands)
($46,280)	($16,299)	$8,661	$2,851

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2029. As of June 30, 2026, $54.4 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation. The following is an update to that discussion.

Unit Power Sales Agreement

See Note 2 to the financial statements in the Form 10-K for discussion of the Unit Power Sales Agreement. The following is an update to that discussion.

Pension Costs Amendment Proceeding

As discussed in the Form 10-K, in October 2021, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement to include in rate base the prepaid and accrued pension costs associated with System Energy’s qualified pension plans. In November 2025 the FERC issued an order approving System Energy’s proposed prepaid and accrued pension recovery mechanism. System Energy has been utilizing this methodology in billings since December 1, 2022 and will continue to utilize it going forward. As a result of the FERC’s order, System Energy did not owe any refunds. In December 2025 the APSC filed a request for rehearing of the November 2025 order. In January 2026 the FERC denied the APSC’s rehearing request by operation of law. In May 2026 the FERC issued a follow-up substantive order denying the APSC’s rehearing and sustaining its finding that no refunds are owed.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. Grand Gulf is currently in Column 2.

In April 2026 the NRC issued a final significance determination and notice of violation for Grand Gulf, in which it finalized a “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators, resulting in Grand Gulf’s placement in Column 2, effective first quarter 2026.  Grand Gulf will remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$153,554	$143,858	$287,318	$285,669

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	21,209	16,122	30,348	30,938
Nuclear refueling outage expenses	5,456	4,135	8,969	8,225
Other operation and maintenance	45,609	47,016	88,604	90,495
Decommissioning	11,717	11,257	23,317	22,401
Taxes other than income taxes	6,343	6,555	13,181	13,359
Depreciation and amortization	31,500	31,063	62,281	61,827
Other regulatory charges (credits) - net	(5,726)	(2,473)	60,398	(2,380)
TOTAL	116,108	113,675	287,098	224,865

OPERATING INCOME	37,446	30,183	220	60,804

OTHER INCOME
Allowance for equity funds used during construction	1,491	1,881	3,759	3,484
Interest and investment income	6,978	10,672	85,752	23,111
Miscellaneous - net	133	56	552	293
TOTAL	8,602	12,609	90,063	26,888

INTEREST EXPENSE
Interest expense	18,730	17,270	36,968	33,292
Allowance for borrowed funds used during construction	(892)	(922)	(2,247)	(1,709)
TOTAL	17,838	16,348	34,721	31,583

INCOME BEFORE INCOME TAXES	28,210	26,444	55,562	56,109

Income taxes	4,883	5,119	9,219	11,395

NET INCOME	$23,327	$21,325	$46,343	$44,714

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$46,343	$44,714
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	109,555	111,023
Deferred income taxes, tax credits, and non-current taxes accrued	9,855	11,063
Changes in assets and liabilities:
Receivables	15,065	722
Accounts payable	(879)	(18,674)
Taxes accrued	(10,853)	(10,605)
Interest accrued	2,048	(99)
Other working capital accounts	(34,282)	344
Other regulatory assets	57,963	1,716
Other regulatory liabilities	22,573	52,405
Pension and other postretirement funded status	(6,915)	(6,875)
Other assets and liabilities	(108,283)	(54,233)
Net cash flow provided by operating activities	102,190	131,501

INVESTING ACTIVITIES
Construction expenditures	(110,599)	(51,746)
Allowance for equity funds used during construction	3,759	3,484
Nuclear fuel purchases	(129,546)	(26,957)
Proceeds from sale of nuclear fuel	15,206	43,555
Proceeds from nuclear decommissioning trust fund sales	491,305	369,739
Investment in nuclear decommissioning trust funds	(499,826)	(388,253)
Change in money pool receivable - net	—	(5,810)
Net cash flow used in investing activities	(229,701)	(55,988)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	364,108	538,108
Retirement of long-term debt	(266,262)	(535,740)
Change in money pool payable - net	29,981	—
Common stock dividends and distributions paid	—	(75,000)
Other	(87)	—
Net cash flow provided by (used in) financing activities	127,740	(72,632)

Net increase in cash and cash equivalents	229	2,881
Cash and cash equivalents at beginning of period	56	28,908
Cash and cash equivalents at end of period	$285	$31,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$36,622	$33,146
Noncash investing activities:
Accrued construction expenditures	$27,910	$8,448

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$285	$56
Accounts receivable:
Associated companies	51,531	65,083
Other	5,320	6,833
Total accounts receivable	56,851	71,916
Materials and supplies	146,063	149,847
Deferred nuclear refueling outage costs	43,287	9,096
Prepayments and other	8,261	5,101
TOTAL	254,747	236,016

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,844,475	1,730,722
TOTAL	1,844,475	1,730,722

UTILITY PLANT
Electric	5,873,786	5,753,963
Construction work in progress	94,268	123,172
Nuclear fuel	286,392	208,932
TOTAL UTILITY PLANT	6,254,446	6,086,067
Less - accumulated depreciation and amortization	3,710,098	3,679,886
UTILITY PLANT - NET	2,544,348	2,406,181

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	543,222	601,185
Other	40,241	34,301
TOTAL	583,463	635,486

TOTAL ASSETS	$5,227,033	$5,008,405

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$174	$140
Accounts payable:
Associated companies	55,978	25,528
Other	49,366	66,611
Taxes accrued	832	11,685
Interest accrued	15,263	13,215
Other	4,348	4,089
TOTAL	125,961	121,268

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	641,263	625,165
Accumulated deferred investment tax credits	42,305	43,045
Regulatory liability for income taxes - net	94,419	99,960
Other regulatory liabilities	925,415	897,301
Decommissioning	1,196,284	1,172,967
Long-term debt	1,188,711	1,088,563
Other	6,198	2
TOTAL	4,094,595	3,927,003

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2026 and 2025	908,944	908,944
Retained earnings	97,533	51,190
TOTAL	1,006,477	960,134

TOTAL LIABILITIES AND EQUITY	$5,227,033	$5,008,405

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2024	$958,944	$13,095	$972,039

Net income	—	23,389	23,389
Common stock dividends and distributions	(20,000)	(15,000)	(35,000)
Balance at March 31, 2025	938,944	21,484	960,428

Net income	—	21,325	21,325
Common stock dividends and distributions	(30,000)	(10,000)	(40,000)
Balance at June 30, 2025	$908,944	$32,809	$941,753

Balance at December 31, 2025	$908,944	$51,190	$960,134

Net income	—	23,016	23,016
Balance at March 31, 2026	908,944	74,206	983,150

Net income	—	23,327	23,327
Balance at June 30, 2026	$908,944	$97,533	$1,006,477

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "Part I, Item 1A. Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2026-4/30/2026	—	$—	—	$350,052,918
5/01/2026-5/31/2026	—	$—	—	$350,052,918
6/01/2026-6/30/2026	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

No director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2026.

Retail Rate Regulation

The following is an update to the “Retail Rate Regulation” section of Part I, Item 1 of the Form 10-K.

Entergy Louisiana

Fuel and Purchased Power Cost Recovery

As discussed in the Form 10-K, to help stabilize electricity costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments. In May 2024, following the conclusion of its five-year hedging program, Entergy Louisiana filed an application with the LPSC for a permanent hedging program. The permanent gas hedging program would also utilize financial hedges for a portion of Entergy Louisiana’s non-industrial natural gas exposure. In May 2026, Entergy Louisiana and the LPSC staff filed a proposed stipulated settlement agreement for LPSC consideration. Under the terms of the proposed settlement, the LPSC would find that the proposed permanent gas hedging program was in the public interest and approve the implementation of a rider mechanism to refund the costs and benefits of the hedging program in customer rates. In June 2026 the LPSC approved the proposed settlement. A written order was issued in July 2026.

Regulation of the Nuclear Power Industry

The following is an update to the “Regulation of the Nuclear Power Industry” section of Part I, Item 1 of the Form 10-K.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, except Grand Gulf, which is in Column 2.

In April 2026 the NRC issued a final significance determination and notice of violation for Grand Gulf, in which it finalized a “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators, resulting in Grand Gulf’s placement in Column 2, effective first quarter 2026.  Grand Gulf will remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

In July 2026 the NRC issued an inspection report for River Bend, in which it identified a preliminary “white” finding with “low safety significance” related to one of the service water pumps at River Bend. The NRC is continuing its evaluation of the issue and is expected to complete its determination during third quarter 2026. If the NRC’s review results in a final “white” finding, River Bend would be placed in Column 2 and would remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

Environmental Regulation

The following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

Revised Fine Particulate (PM2.5) NAAQS

As discussed in the Form 10-K, in March 2024 the EPA issued a final rule which revised the primary annual National Ambient Air Quality Standards (NAAQS) for fine particulate matter, also known as PM2.5, from 12 ug/m3 to 9 ug/m3. Initial attainment/nonattainment designations for areas with available information were required within two years of the rule’s issuance. A coalition of 24 states challenged the 2024 rule in the D.C. Circuit Court of Appeals; however, that challenge has been held in abeyance pending the agency’s reconsideration of the rule. In November 2025 the EPA filed a motion asking the D.C. Circuit to vacate the agency’s 2024 revision of the PM2.5 NAAQS which lowered the primary standard to 9 ug/m3. In June 2026 the D.C. Circuit denied EPA’s motion to vacate and denied the petitions for review filed by the coalition. As a result the 2024 standard of 9 ug/m3 remains in effect.

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

In May 2024 the EPA finalized a rule (2024 CCR Rule) establishing management standards for legacy CCR surface impoundments (i.e., inactive surface impoundments at inactive power plants) and establishing a new class of units referred to as CCR management units (CCRMUs) (i.e., non-containerized CCR located at a regulated CCR facility). CCR utilized in roadbeds and embankments is excluded from the CCRMU definition. Entergy does not have any legacy impoundments; however, the definition of CCRMUs includes on-site areas where CCR was beneficially used. This is contrary to the 2015 CCR Rule which exempted beneficial uses that met certain criteria. Under this expanded rule, all facilities were required to identify and delineate any CCRMU greater than one ton and submit a facility evaluation report by February 2026. Any potential requirements for corrective action or operational changes under the 2015 CCR Rule and the 2024 CCR Rule continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rules. In February 2026, as part of its stated deregulatory agenda, the EPA finalized a rule extending various deadlines, including the facility evaluation report Parts 1 and 2 deadlines by one year, until February 2027 and February 2028, respectively. In April 2026 the EPA issued a proposed rule amending several provisions of the existing CCR regulations including, among other things, a rescission or alternative revision of the CCRMU requirements, revisions to the legacy CCR surface impoundment provisions, and revisions to the beneficial use definition. Comments were due in June 2026 and final action is expected by the end of 2026.

Item 6.  Exhibits

4(a) -	Twenty-sixth Supplemental Indenture, dated as of May 1, 2026, to Entergy New Orleans’s Mortgage and Deed of Trust, dated as of May 1, 1987 (4(a) to Form 8-K filed May 27, 2026 in 1-35747).

4(b) -
Officer’s Certificate No. 26-B-19, dated May 11, 2026, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, establishing the terms of Entergy Texas’s First Mortgage Bonds, 5.20% Series due June 15, 2036 (4.74 to Form 8-K filed May 14, 2026 in 1-34360).

*4(c) -
Extension and Amendment to Credit Agreement dated as of June 17, 2026, amending the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(d) -
Extension and Amendment to Credit Agreement dated as of June 17, 2026, amending the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024 among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(e) -
Extension and Amendment to Credit Agreement dated as of June 17, 2026, amending the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(f) -
Extension and Amendment to Credit Agreement dated as of June 17, 2026, amending the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Mississippi, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

*4(g) -
Extension and Amendment to Credit Agreement dated as of June 17, 2026, amending the Fourth Amended and Restated Credit Agreement dated as of June 11, 2024, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, each LC Issuing Bank, and Citibank, N.A., as Administrative Agent.

10(a)
Confirmation of Forward Sale Transaction, dated May 5, 2026, between Entergy Corporation and Wells Fargo Bank, National Association, in its capacity as a Forward Purchaser (10.1 to Form 8-K filed May 7, 2026 in 1-11299).

10(b)	Confirmation of Forward Sale Transaction, dated May 5, 2026, between Entergy Corporation and Citibank, N.A., in its capacity as a Forward Purchaser (10.2 to Form 8-K filed May 7, 2026 in 1-11299).

10(c)	Confirmation of Forward Sale Transaction, dated May 5, 2026, between Entergy Corporation and Barclays Bank PLC, in its capacity as a Forward Purchaser (10.3 to Form 8-K filed May 7, 2026 in 1-11299).

10(d)
Confirmation of Forward Sale Transaction, dated May 5, 2026, between Entergy Corporation and The Bank of Nova Scotia, in its capacity as a Forward Purchaser (10.4 to Form 8-K filed May 7, 2026 in 1-11299).

*10(e)	Twelfth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective May 7, 2026.

*10(f)	Tenth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective May 7, 2026.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

/s/ Patrick J. Stack
Patrick J. Stack Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    July 31, 2026