Form 10-Q
period 2026-09-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2026-11-02
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 30, 2026
Entergy Corporation	($0.01 par value)	477,827,121

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2025 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•increases in costs and capital expenditures that could result from changing regulatory requirements, changing governmental policies, priorities, programs, and actions, including as a result of tariffs, executive orders, shifts in international trade policies, and other measures, changing or volatile economic conditions, disruptions to pre-existing supply chains and vendor relations, and emerging operating and industry issues, such as anticipated growth in demand from large-scale data centers, and the risks related to recovery of these costs and capital expenditures from Entergy’s customers (especially in an increasing cost environment);
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
•the effects of supply chain disruptions, including those driven by geopolitical developments or trade-related governmental actions, including tariffs, executive orders, and other measures, and labor pressures, including from increased demand in the electric sector, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
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

Winter Storm Fern

In January 2026, portions of Entergy’s service territory experienced the effects of Winter Storm Fern, including prolonged freezing temperatures, heavy ice accumulations, and wind, which caused severe damage to Entergy’s infrastructure. Entergy’s cost of mobilizing crews and restoring power was approximately $450 million, including approximately $375 million in capital costs and approximately $75 million in non-capital costs. The impacts were primarily at Entergy Louisiana and Entergy Mississippi. There are well-established mechanisms and precedent for addressing these catastrophic events and providing the process for regulatory review of storm costs for prudence and for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. See Note 2 to the financial statements herein for discussion of Entergy Louisiana’s restoration costs from Winter Storm Fern included in its 2025 formula rate plan filing and for discussion of Entergy Mississippi’s storm cost recovery filing in October 2026.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Results of Operations

Third Quarter 2026 Compared to Third Quarter 2025

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the third quarter 2026 to the third quarter 2025 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2025 Net Income (Loss) Attributable to Entergy Corporation	$810,462	($116,662)	$693,800

Operating revenues	555,571	(2,422)	553,149
Fuel, fuel-related expenses, and gas purchased for resale	(94,107)	(3,174)	(97,281)
Purchased power	192,560	1,704	194,264
Other regulatory charges (credits) - net	2,847	—	2,847
Other operation and maintenance	61,308	405	61,713
Asset write-offs, impairments, and related charges	(12,795)	—	(12,795)
Taxes other than income taxes	8,745	7	8,752
Depreciation and amortization	27,157	(1,141)	26,016
Other income (deductions)	61,137	7,925	69,062
Interest expense	77,647	33,030	110,677
Other expenses	7,587	(66)	7,521
Income taxes	76,207	(2,855)	73,352
Preferred dividend requirements of subsidiaries and noncontrolling interests	630	—	630
2026 Net Income (Loss) Attributable to Entergy Corporation	$1,079,384	($139,069)	$940,315

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2026 to the third quarter 2025:

Amount
(In Millions)
2025 operating revenues	$3,797
Fuel, rider, and other revenues that do not significantly affect net income	117
Retail electric price	206
Volume/weather	196
Return on construction work in progress for certain utility plant investments	52
Purchased power agreement termination proceeds	(15)
2026 operating revenues	$4,353

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

The retail electric price variance is primarily due to:

•an increase in formula rate plan rates effective January 2026 and the implementation of the Generating Arkansas Jobs Act rider effective June 2026, each at Entergy Arkansas;
•an increase in formula rate plan rates effective September 2026, a decrease in formula rate plan revenues for a two-month period beginning September 2025 resulting from earnings above the authorized return on common equity for the 2024 test year, and increases in the resilience plan cost recovery rider effective March 2026 and September 2026, each at Entergy Louisiana;
•an increase in Entergy Mississippi’s formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2026; and
•increases in the distribution cost recovery factor rider effective December 2025 and July 2026 and an increase in the transmission cost recovery factor rider effective April 2026, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales, an increase in weather-adjusted residential and commercial usage, and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily data center and primary metals customers.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related construction costs are incurred.

The purchased power agreement termination proceeds variance represents $15 million of liquidated damages recognized by Entergy Mississippi in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

Total electric energy sales for Utility for the three months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	13,163	11,692	13
Commercial	8,973	8,499	6
Industrial	17,055	16,255	5
Governmental	673	678	(1)
Total retail	39,864	37,124	7
Sales for resale	3,528	4,079	(14)
Total	43,392	41,203	5

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $764 million for the third quarter 2025 to $825 million for the third quarter 2026 primarily due to:

•an increase of $14 million in power delivery expenses primarily due to higher vegetation maintenance costs;
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
•an increase of $11 million in non-nuclear generation expenses primarily due to a higher scope of work performed, including during plant outages, in 2026 as compared to 2025;
•an increase of $8 million in compensation and benefits costs primarily due to higher healthcare claims activity;
•an increase of $7 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•several individually insignificant items.

The increase was partially offset by the expensing of $11 million at Entergy Louisiana of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for discussion of Entergy Louisiana’s Bayou Power Station project.

Asset write-offs, impairments, and related charges includes a $13 million charge, recorded in third quarter 2025 at Entergy New Orleans, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered from customers. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Depreciation and amortization expenses increased primarily due to additions to plant in service, an increase in FERC jurisdictional depreciation rates at Entergy Arkansas and Entergy Louisiana effective January 2026, and increases in nuclear depreciation rates at Entergy Louisiana effective September 2025 and September 2026 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana global stipulated settlement agreement.

Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to an increase of $23 million in interest earned on money pool investments and an increase of $23 million in the amortization of tax gross-up on customer advances, including customer advances for construction.

Interest expense increased primarily due to:

•the issuances by Entergy Arkansas of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
•the issuances by Entergy Louisiana of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026;
•the issuances by Entergy Louisiana of $500 million of 5.50% Series mortgage bonds and $500 million of 6.20% Series mortgage bonds, each in August 2026;
•the issuance by Entergy Mississippi of $650 million of 5.05% Series mortgage bonds in March 2026;
•the issuance by Entergy Texas of $425 million of 5.20% Series mortgage bonds in May 2026;
•an increase of $24 million in carrying costs on customer advances, including customer advances for construction; and
•$8 million in carrying costs in third quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by the repayment by Entergy Arkansas of $600 million of 3.5% Series mortgage bonds in February 2026.

Parent and Other

Interest expense increased primarily due to the issuances of junior subordinated debentures totaling $1.3 billion in November 2025 and the issuances of junior subordinated debentures totaling $1.5 billion in August 2026.

Income Taxes

The effective income tax rate was 22.8% for the third quarter 2026. The difference in the effective income tax rate for the third quarter 2026 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes and a provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Following are income statement variances for Utility, Parent & Other, and Entergy comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Parent & Other (a)	Entergy
	(In Thousands)
2025 Net Income (Loss) Attributable to Entergy Corporation	$1,898,989	($376,499)	$1,522,490

Operating revenues	1,094,012	(5,322)	1,088,690
Fuel, fuel-related expenses, and gas purchased for resale	297,234	(4,144)	293,090
Purchased power	141,389	1,310	142,699
Other regulatory charges (credits) - net	179,586	—	179,586
Other operation and maintenance	106,703	2,863	109,566
Asset write-offs, impairments, and related charges	(12,795)	18,059	5,264
Taxes other than income taxes	29,898	(391)	29,507
Depreciation and amortization	81,225	(2,427)	78,798
Other income (deductions)	335,293	12,392	347,685
Interest expense	181,180	67,625	248,805
Other expenses	3,361	(75)	3,286
Income taxes	69,426	(15,046)	54,380
Preferred dividend requirements of subsidiaries and noncontrolling interests	6,046	—	6,046
2026 Net Income (Loss) Attributable to Entergy Corporation	$2,245,041	($437,203)	$1,807,838

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Amount
(In Millions)
2025 operating revenues	$9,943
Fuel, rider, and other revenues that do not significantly affect net income	539
Retail electric price	348
Volume/weather	213
Return on construction work in progress for certain utility plant investments	122
Purchased power agreement termination proceeds	(15)
Effect of sale of natural gas distribution businesses	(113)
2026 operating revenues	$11,037

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

The retail electric price variance is primarily due to:

•an increase in formula rate plan rates effective January 2026 and the implementation of the Generating Arkansas Jobs Act rider effective June 2026, each at Entergy Arkansas;
•an increase in formula rate plan rates effective September 2026, a decrease in formula rate plan revenues for a two-month period beginning September 2025 resulting from earnings above the authorized return on common equity for the 2024 test year, and increases in the resilience plan cost recovery rider effective March 2025, March 2026, and September 2026, each at Entergy Louisiana;
•an increase in Entergy Mississippi’s formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2026; and
•increases in the distribution cost recovery factor rider effective June 2025, December 2025, and July 2026 and an increase in the transmission cost recovery factor rider effective April 2026, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to increases in industrial and residential usage and the effect of more favorable weather on commercial sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily data center, primary metals, and transportation customers.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related construction costs are incurred.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Utility for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	29,955	29,376	2
Commercial	22,410	22,007	2
Industrial	50,114	45,707	10
Governmental	1,846	1,853	—
Total retail	104,325	98,943	5
Sales for resale	9,655	9,847	(2)
Total	113,980	108,790	5

See Note 12 to the financial statements herein for additional discussion of operating revenues.

Other Income Statement Items

Utility

Purchased power includes:

•$27 million of higher unrecovered costs in 2025, at Entergy Texas, related to the procurement of capacity through MISO’s annual planning resource auction. Higher costs in 2025 resulted from the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months in 2025. Prior to June 2026, Entergy Texas also did not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates. In June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually. In May 2026, Entergy Texas filed a request with the PUCT for a capacity cost recovery rider to recover eligible capacity procurement costs associated with its participation in MISO’s annual planning resource auction, and the PUCT approved the request in July 2026. See Note 2 to the financial statements herein for discussion of Entergy Texas’s capacity cost recovery rider; and
•$19 million of unrecovered capacity cost charges in 2026, at Entergy Texas, under a new short-term, one-year power purchase agreement beginning in June 2026.

Other operation and maintenance expenses increased from $2,140 million for the nine months ended September 30, 2025 to $2,246 million for the nine months ended September 30, 2026 primarily due to:

•an increase of $48 million in power delivery expenses primarily due to higher vegetation maintenance costs and increased contract labor costs;
•an increase of $28 million in compensation and benefits costs primarily due to higher healthcare claims activity, the timing of recognition of prescription drug rebates, and a larger revision to estimated incentive-based compensation expense in 2025;
•a $13 million gain, recorded in third quarter 2025, resulting from the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025, which included the derecognition of $7 million of goodwill attributed to the businesses sold. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025; and
•several individually insignificant items.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by a decrease of $20 million in insurance expense primarily due to higher nuclear insurance refunds.

Asset write-offs, impairments, and related charges includes a $13 million charge, recorded in third quarter 2025 at Entergy New Orleans, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered from customers. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, an increase in FERC jurisdictional depreciation rates at Entergy Arkansas and Entergy Louisiana effective January 2026, and increases in nuclear depreciation rates at Entergy Louisiana effective September 2025 and September 2026 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Louisiana global stipulated settlement agreement.

Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in 2026;
•an increase of $61 million in the amortization of tax gross-up on customer advances, including customer advances for construction;
•an increase of $50 million in interest earned on money pool investments; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026, including the Orange County Advanced Power Station project and the Lone Star Power Station project, each at Entergy Texas. The increase was partially offset by lower construction work in progress in 2026 on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025, at Entergy Texas. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

The increase was partially offset by:

•a $17 million true-up, recorded in second quarter 2025, of Entergy Louisiana’s MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing; and
•a decrease of $14 million in intercompany dividend income from affiliated preferred membership interests related to storm cost securitization. The intercompany dividend income from the affiliated preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary. See Note 2 to the financial statements in the Form 10-K for discussion of Entergy Louisiana’s storm cost securitizations.

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
•the issuances by Entergy Louisiana of $500 million of 5.50% Series mortgage bonds and $500 million of 6.20% Series mortgage bonds, each in August 2026;
•the issuance by Entergy Mississippi of $650 million of 5.05% Series mortgage bonds in March 2026;
•the issuance by Entergy Mississippi of $600 million of 5.80% Series mortgage bonds in March 2025;
•the issuance by Entergy Texas of $500 million of 5.25% Series mortgage bonds in February 2025;
•the issuance by Entergy Texas of $425 million of 5.20% Series mortgage bonds in May 2026;
•the issuance by System Energy of $240 million of 5.30% Series mortgage bonds in May 2025;
•an increase of $46 million in carrying costs on customer advances, including customer advances for construction; and
•$25 million in carrying costs in 2026 on retained net proceeds from the monetization of nuclear production tax credits.

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

Other income (deductions) increased primarily due to a decrease of $14 million in the amount of the elimination for consolidation purposes of intercompany dividend income from affiliated preferred membership interests, as discussed above.

Interest expense increased primarily due to the issuances of junior subordinated debentures totaling $1.3 billion in November 2025 and the issuances of junior subordinated debentures totaling $1.5 billion in August 2026.

Income Taxes

The effective income tax rate was 21.4% for the nine months ended September 30, 2026. The difference in the effective income tax rate for the nine months ended September 30, 2026 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction, certain book and tax differences related to utility plant items, and the amortization of excess accumulated deferred income taxes.

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

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table.

	September 30, 2026	December 31, 2025
Debt to capital	63.5%	64.3%
Effect of excluding securitization bonds	(0.2%)	(0.2%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	63.3%	64.1%
Effect of subtracting cash	(3.0%)	(1.5%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	60.3%	62.6%

(a)Calculation excludes the Texas securitization bonds, which are non-recourse to Entergy Texas.

As of September 30, 2026, 18.7% of the debt outstanding is at the parent company, Entergy Corporation, and 81.3% is at the Utility segment. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  The debt to capital ratio excluding securitization bonds and net debt to net capital ratio excluding securitization bonds are non-GAAP measures. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2031.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. Although there were no borrowings under the facility for the nine months ended September 30, 2026, the estimated interest rate as of September 30, 2026 that would have been applied to outstanding borrowings under the facility was 5.40%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of September 30, 2026:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion. As of September 30, 2026, Entergy Corporation had $105 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2026 was 4.05%.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In September 2026, Entergy Corporation physically settled its remaining obligations under certain of its then-outstanding equity forward sale agreements for cash proceeds of $913 million.

Entergy Corporation currently expects to issue approximately $5.2 billion of equity from 2027 through 2030, which it may issue under its at the market equity distribution program or otherwise, with approximately $2.2 billion already contracted under forward sale agreements as of September 30, 2026.

Winter Storm Fern (Entergy Mississippi)

In January 2026, Entergy Mississippi’s service territory experienced the effects of Winter Storm Fern, including prolonged freezing temperatures, heavy ice accumulations, and wind, which caused severe damage to Entergy Mississippi’s infrastructure. Following Winter Storm Fern, the “Mississippi 2026 Severe Winter Storm Electric Utility Customer Relief and Electric Utility System Restoration Act” was enacted by the Mississippi Legislature in April 2026. This legislation provides that the MPSC may issue an electric utility financing order authorizing the issuance of system restoration bonds, the proceeds of which shall be used to securitize the system restoration costs and storm damage reserve levels of those utilities affected by Winter Storm Fern. The legislation requires that an electric utility affected by the storm must first petition the MPSC for such a financing order that complies with the requirements outlined in the legislation. The legislation states that any system restoration bonds issued under a financing order will not be considered debt of the electric utility. These bonds will only be secured by the system restoration property specified in the financing order.

In October 2026, Entergy Mississippi filed a petition with the MPSC requesting an electric utility financing order authorizing the Mississippi State Bond Commission to act as the issuing agent for the State of Mississippi to issue system restoration bonds, the proceeds of which would be used by Entergy Mississippi to securitize approximately $237.8 million in total Winter Storm Fern system restoration costs, consisting of $145.7 million in non-fuel system restoration costs, $65.0 million in incremental fuel costs attributable to Winter Storm Fern, $7.6 million in retired damaged assets, $14.3 million in carrying costs estimated through the date of bond issuance, and $5.2 million in bond issuance costs and financing costs. Within the petition, Entergy Mississippi also requested that the MPSC find that the non-fuel system restoration costs and incremental fuel costs attributable to Winter Storm Fern were prudently incurred. The MPSC is expected to rule on the petition in December 2026.

Entergy Louisiana Build-to-Suit Lease Arrangement for the Waterford 6 Power Station

In October 2026, Entergy Louisiana entered a build-to-suit lease arrangement for the Waterford 6 Power Station as the lessee with a consortium of investors (the Investors). Under the terms of the arrangement, the Investors purchased the in-process Waterford 6 Power Station construction project from Entergy Louisiana at a cost of $167.5 million and will spend up to $1.875 billion (including the initial purchase price) to construct the Waterford 6 project as designed by Entergy Louisiana. Entergy Louisiana is engaged to serve as the construction agent for the Waterford 6 Power Station project. The Investors, however, control the asset during construction. If Entergy Louisiana defaults in its role as construction agent, the Investors have various options available to remedy the default, including the replacement of Entergy Louisiana as construction agent, the acceleration of the lease balance payable by Entergy Louisiana, causing a sale of the Waterford 6 Power Station project to a third party, and certain other options. If the LPSC rejects the Waterford 6 Power Station project or certain other circumstances occur that are outside of Entergy Louisiana’s control, then either the Investors or Entergy Louisiana could exercise the right to terminate the arrangement, in which case Entergy Louisiana would be required to purchase the in-process Waterford 6 Power Station project from the Investors at an amount equal to their costs incurred to date, including carrying costs. Because Entergy Louisiana does not control the in-process construction project, it will not recognize the asset (i.e., construction work in progress) or an associated liability during construction.

Upon the Waterford 6 Power Station’s readiness for first synchronization to the grid, expected in late 2029, a triple-net lease will commence under which Entergy Louisiana will have control of the Waterford 6 Power Station

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

and receive all output from the plant. The initial term of the lease will end seven years from the closing of the arrangement, or approximately four years after the Waterford 6 Power Station’s expected readiness for first synchronization to the grid. The lease cost will be equal to the Secured Overnight Financing Rate plus a margin which is based on the credit rating of Entergy Louisiana, multiplied by the total costs (including carrying costs) incurred by the Investors as of the commencement of the lease. Entergy Louisiana will have the option to purchase the Waterford 6 Power Station at any time during the lease term at a price equal to the total cost of the plant to the Investors, plus any fees and carrying charges owed to the Investors. If the purchase price option is exercised within two years of commencement of the triple-net lease, Entergy Louisiana must enter into a secured note payable to the Investors for the amount of the purchase price. The note payable would be due at the end of the initial lease term, but may be prepaid at any time beginning two years after the commencement date of the lease. The note will be secured by the Waterford 6 Power Station and related equipment and collateral.

At the end of the initial lease term, Entergy Louisiana must exercise one of the following options: (1) renew the lease for an additional five year term, subject to unanimous consent of the Investors; (2) purchase the plant at a price equal to the total cost of the plant to Investors, plus any fees and carrying charges owed to the Investors; or (3) sell the plant on behalf of the Investors. If Entergy Louisiana chooses the third option, then it will owe or be owed any difference between the total cost of the plant to Investors and the sale price.

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

Entergy is developing its capital investment plan for 2027 through 2030 and currently anticipates making the following construction and other capital investments during that period:

Planned construction and capital investments	2027	2028	2029	2030
	(In Millions) (a)
Generation	$12,115	$11,735	$7,830	$6,185
Transmission	2,625	2,615	2,010	1,160
Distribution	2,145	1,745	1,785	1,650
Utility Support	355	275	305	280
Total	$17,240	$16,370	$11,930	$9,275

(a)Amounts exclude expenditures expected to be funded through customer advances for construction.

The capital plan includes amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, the capital plan also includes amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•investments in generation projects to modernize, decarbonize, expand, and diversify the Utility operating companies’ portfolios, as well as to support customer growth, including Ironwood Power Station, Jefferson Power Station, the White Bluff Unit 1 fuel conversion, Arkansas Cypress Solar, Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, Richland Parish Units 1-4, Pointe Coupee Units 1-3, Waterford 6 Power Station, Delta Blues Advanced Power Station, Delta Solar, Penton

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Solar, Traceview Advanced Power Station, Vicksburg Advanced Power Station, Lone Star Power Station, Legend Power Station, battery energy storage systems, and potential construction of additional generation;
•investments in the Utility nuclear fleet;
•transmission spending to improve reliability and resilience while also supporting renewables expansion and customer growth; and
•distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, governmental policies and actions, including trade-related governmental actions, such as tariffs, executive orders, and other measures, including recent Executive Order 14421 relating to protecting United States bulk-power systems from foreign actors (Executive Order 14421) and the August 6, 2026 proclamation issued under Section 232 relating to minimum import prices and tariffs for polysilicon and certain derivative products (the Section 232 Proclamation), environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and governmental policies and actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, on its current and planned capital projects, including project delays, modifications, and cost increases.

Renewables

Entergy Arkansas Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude Capital, LLC, a subsidiary of Alphabet Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. In December 2025 the APSC issued an order approving the special rate contract but denying the requested ratemaking treatment of Google’s upfront payments and deferring a decision on the treatment under the contract pricing providing for the deferral and amortization of the investment tax credits from the Arkansas Cypress Solar facility (discussed below). Also in December 2025, Entergy Arkansas filed a petition with the APSC regarding these findings, noting that they would require renegotiation of the special rate contract. In January 2026 the APSC issued an order maintaining its position on the ratemaking treatment of Google’s upfront payments but reversing itself on the treatment of the Arkansas Cypress Solar facility investment tax credits and allowing those to be used in the pricing of the Arkansas Cypress Solar facility to Google as provided for in the contract. In October 2026, Entergy Arkansas filed for approval of an amendment to the special rate contract regarding the expansion and acceleration of Google’s project in West Memphis. Subject to APSC approval, investments proposed under the amended contract included a 250 MW battery energy storage system to be located at the Driver Solar facility in Mississippi County, Arkansas (Driver Solar battery energy storage system), a 100 MW battery energy storage system to be located adjacent to the existing Arklahoma substation near the in-progress Ironwood Power Station in Hot Spring County, Arkansas (Jones Mill battery energy storage system), a 440 MW solar power purchase agreement from the Big Island Solar facility, and related transmission upgrades and facilities. A procedural schedule has been set with a hearing scheduled for January 2027.

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties, and the APSC approved Entergy Arkansas’s independent monitor proposal in September 2026. The facility is expected to be in service by the end of 2028.

In October 2026, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Driver Solar battery energy storage system and the Jones Mill battery energy storage system. The battery energy storage systems are being developed to help support the expansion and acceleration of Google’s project in West Memphis. The estimated cost of the Driver Solar battery energy storage system is $389.4 million, and the estimated cost of the Jones Mill battery energy storage system is $161.2 million. Pending receipt of APSC approval, each battery energy storage system is expected to be in service in 2028.

Cypress Harvest Solar

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish, Louisiana. In March 2026 the LPSC staff filed an affidavit attesting that the Cypress Harvest Solar facility meets the applicable parameters for Entergy Louisiana’s expedited certification process and recommending that the LPSC grant certification. At its April 2026 meeting, the LPSC voted to grant the requested approval and certification, with a written order issued in May 2026. In July 2026 the Iberville Parish Council adopted a two-year moratorium on battery energy storage system development to allow time for further evaluation of the community impacts of the technology. In response to the battery moratorium, Entergy Louisiana is planning to replace the 200 MW battery planned for the Cypress Harvest Solar facility with a 110 MW battery at the Segno Solar facility and a 90 MW battery at the Votaw Solar facility. In both August and September 2026, the Iberville Parish Council voted to deny the permit for the Cypress Harvest Solar facility. In October 2026, Entergy Louisiana filed a petition for declaratory and injunctive relief in the 18th Judicial District Court for the Parish of Iberville challenging the Iberville Parish Council’s failure to comply with the requirements of its solar farm regulation. Entergy Louisiana is evaluating the effect of these recent actions on the Cypress Harvest Solar facility, including on the facility’s scheduled in service date of 2028. As of September 30, 2026, Entergy Louisiana has incurred approximately $30 million of project costs for the Cypress Harvest Solar facility.

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking approval and certification to construct the Segno Solar facility and Votaw Solar facility. The application asks that the LPSC approve, subject to certain ongoing discussions, allocation of the two facilities to a designated renewable resources subscription to Entergy Louisiana’s Rider Geaux Zero, and further asserts that the two solar resources fall below certain breakeven parameters established in connection with the LPSC’s order allowing Entergy Louisiana to procure up to 3 gigawatts of solar resources, thus supporting that the resources should be certified as being in the public interest. The application requested consideration by the LPSC at or before its August 2026 meeting. A procedural schedule was set with a hearing initially scheduled for July 2026. In June 2026, Entergy Louisiana filed an unopposed motion asking that the procedural schedule be suspended to allow for settlement negotiations. The motion was granted and the procedural schedule was suspended. Based on a contractual right exercised by the developer in September 2026, Entergy must elect during the fourth quarter of 2026 whether to (i) purchase the assets included in the development agreement as they exist as of October 30, 2026 or (ii) waive the right to purchase the assets, remove the project from the MISO interconnection queue, and retain any MISO refund. Entergy Louisiana is in discussions with the developer regarding these options as well as considering other options for the continued development of the Votaw Solar facility. Subject to approval by the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
LPSC for each facility and resolution of the development issues at the Votaw Solar facility, each facility is expected to be in service by 2029.

Other Generation and Transmission

Jefferson Power Station

As discussed in the Form 10-K, in August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The estimated cost of the project is $1,602 million. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but was, in fact, $90 million below the cost presented. In its January 2026 order, the APSC also approved Entergy Arkansas’s recovery of the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Additionally, in its January 2026 order, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations for future generation additions, with limited exceptions where Entergy Arkansas believes that a specific solicitation should be restricted to a certain resource and provides a detailed explanation to the APSC supporting this belief, which the APSC later determined in its March 2026 order is a narrow exception. In February 2026, Entergy Arkansas filed for rehearing seeking to correct the benchmark. In March 2026 the APSC issued an order denying Entergy Arkansas’s petition and maintained the benchmark, although costs over the benchmark were not found to be disallowed. Also in its March 2026 order, the APSC ordered Entergy Arkansas to submit a draft of an all-source request for proposals within thirty days of the order, which Entergy Arkansas filed in April 2026. Also in March 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of its construction costs, as required by the APSC order. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including Jefferson Power Station, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties, and the APSC approved Entergy Arkansas’s independent monitor proposal in September 2026. The facility is expected to be in service by the end of 2029.

White Bluff Unit 1 Fuel Conversion

In August 2026, Entergy Arkansas filed an application with the APSC seeking a certificate of convenience and necessity or, in the alternative, a certificate of environmental compatibility and public need for the conversion of White Bluff Unit 1 to operate on natural gas. White Bluff Unit 1 is one of two coal-burning generating units at the White Bluff Steam Electric Station facility, which provides dispatchable capacity of approximately 1,659 MW. The estimated cost of the project is $301.3 million, which Entergy Arkansas proposes to recover through the Generating Arkansas Jobs Act rider. In September 2026 the APSC general staff filed testimony opposing the conversion, criticizing Entergy Arkansas’s demonstration of need and asserting that a prior APSC order required Entergy Arkansas to have performed a market test on the conversion. Entergy Arkansas filed a motion seeking a declaratory order to gain procedural clarity from the APSC regarding the interpretation of its prior order. In October 2026 the APSC found Entergy Arkansas’s interpretation of the prior order to be correct and granted Entergy Arkansas’s motion for declaratory order. In October 2026, Entergy Arkansas filed rebuttal testimony addressing the APSC general staff’s recommendations and misinterpretation of key forecast and modeling information. The APSC general staff’s surrebuttal testimony was filed in October 2026. Pending receipt of APSC approval, construction is expected to begin in 2028 and continue through mid 2029.

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

In March 2026, Entergy Louisiana entered into an electric service agreement with Evest LLC (Evest), a subsidiary of Meta Platforms, Inc., in connection with establishing service to a second new data center to be developed by Evest in north Louisiana. The obligations pursuant to the agreement will commence following construction of certain transmission facilities needed to serve Evest, and the effectiveness of the agreement is conditioned upon receipt of required governmental approvals, including approval from the LPSC. Also in March 2026, Entergy Louisiana filed an application with the LPSC for certification to construct seven new combined cycle combustion turbine generation resources totaling 5,278 MW at a total cost of approximately $12.9 billion, each of which will be enabled for future carbon capture and storage, and three battery energy storage systems, including two that were originally proposed to be co-located with solar resources at the Cypress Harvest Solar facility in Iberville Parish and the Bogalusa West Solar facility in Washington Parish. The application also seeks approval to construct a new 500 kV transmission line, from West Fork Creek to St. Landry, estimated to cost $1.4 billion, and other related transmission facilities. In response to a two-year battery moratorium enacted by the Iberville Parish Council in July 2026, Entergy Louisiana is planning to replace the 200 MW battery planned for the Cypress Harvest Solar facility with a 110 MW battery at the Segno Solar facility and a 90 MW battery at the Votaw Solar facility. Four of the new combined cycle combustion turbine generation resources are to be located near the customer site in north Louisiana (Richland Parish Units 1-4), while the remaining three units will be located near the existing Big Cajun site in Pointe Coupee Parish (Pointe Coupee Units 1-3). The seven new combined cycle combustion turbine generation resources have various estimated in-service dates in 2030 and 2031. The application also requests certain approvals related to a corporate sustainability agreement with the new customer. The corporate sustainability agreement contemplates the new customer contributing to the costs of the future addition of 2,500 MW of new renewable and energy storage resources, agreements involving nuclear-related efforts and contributions to bill assistance and other programs for low-income residents. Entergy Louisiana anticipates recovering the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application is pending before the LPSC. At its April 2026 meeting, the LPSC voted to direct the administrative hearings division to adopt a procedural schedule that would allow for LPSC consideration of the matter at its December 2026 meeting, and also to have the administrative hearings division serve as a hearing examiner and compile a record for the LPSC to consider without the issuance of a formal recommendation from the ALJ. Testimony of the LPSC staff and certain intervenors was filed in July 2026 and cross answering testimony of the LPSC staff and certain intervenors was filed in August 2026. Entergy Louisiana’s rebuttal testimony was filed in September 2026. The hearing in this matter took place in October 2026. Ahead of the hearing, Entergy Louisiana reached a settlement with the LPSC staff and one intervenor. The settlement resolves all outstanding issues among Entergy Louisiana, the LPSC staff, and the intervenor and recommends, among other things, that the LPSC certify the proposed resources. An LPSC decision is expected in December 2026.

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

Entergy Corporation and Subsidiaries
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

In June 2026 certain intervenors filed a motion requesting that the LPSC issue a subpoena to Meta Platforms, Inc. to obtain certain information about the data center project, including the level of expected investment, job creation, load characteristics, and other aspects of the project, as well as certain financial information. In July 2026, after briefing and argument, the ALJ issued a ruling granting this motion in part and denying it in part. In July 2026, Meta Platforms, Inc. filed a motion to quash the subpoena and a motion for interlocutory review of the ruling that granted the issuance of the subpoena. Meta Platforms, Inc.’s motion for interlocutory review of the ruling was granted by the LPSC at its August 2026 Business and Executive Session. In September 2026 the intervenors seeking the subpoena filed a Petition for Appeal and Judicial Review or in the Alternative Supervisory Writ naming the LPSC as respondent and seeking judicial review of the LPSC’s decision.

Babel - Webre 500 kV Transmission Project

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas on the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. In May 2026 the LPSC staff and the Southern Renewable Energy Association (SREA), an intervenor, filed direct testimony. The LPSC staff’s testimony and SREA’s testimony recommended that the LPSC find the project to be in the public interest and grant certification under the LPSC’s general order on transmission siting. The parties entered into an uncontested stipulated settlement agreement and participated in a settlement hearing in September 2026. The LPSC voted to accept the settlement and approve the project at its October 2026 Business and Executive Session.

Waterford 6 Power Station and Westlake Power Station

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana and existing Roy S. Nelson site in Westlake, Louisiana, respectively. In its application, Entergy Louisiana noted the estimated costs are approximately $2,027 million for the Waterford 6 Power Station and $2,091 million for the Westlake Power Station. The LPSC staff and intervenors in the proceeding filed direct testimony in July 2026. The LPSC staff’s testimony expressed support for the LPSC’s approval of Entergy Louisiana’s proposed new generation projects subject to certain conditions. Certain intervenors oppose such approval. Entergy Louisiana filed rebuttal testimony in September 2026. In October 2026, Entergy Louisiana entered into a third-party financing arrangement for the Waterford 6 Power Station. A hearing was held in October 2026. An LPSC decision is expected in first quarter 2027. Subject to timely approval by the LPSC and receipt of other permits and approvals, the estimated in-service dates for the Waterford 6 Power Station and Westlake Power Station are July 2030 and October 2030, respectively. See Note 1 to the financial statements herein for discussion of the build-to-suit lease arrangement for the Waterford 6 Power Station.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cottonwood Power Station

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application seeking LPSC approval and a certificate of convenience and necessity to acquire the Cottonwood combined cycle combustion turbine facility, a 1,263 MW combined cycle facility in Deweyville, Texas that was originally placed in commercial service in 2003. The filing seeks findings from the LPSC that the costs of the acquisition, including the approximately $1.5 billion purchase price and $309.3 million in capital upgrades and maintenance items needed to bring the Cottonwood facility into alignment with Entergy Louisiana’s fleet standards with respect to operations and safety, are eligible for recovery in customer rates. In June 2026 the LPSC staff filed direct testimony raising various concerns and objections to the proposed transaction as presented in Entergy Louisiana’s application. The LPSC staff asserts that the need for the Cottonwood facility is driven predominantly by loads associated with certain large data center projects and opines that the costs and future operational risks of the Cottonwood facility should be borne by these customers in particular, not Entergy Louisiana’s customers generally. The LPSC staff’s direct testimony also raises issues regarding the acquisition premium, potential stranded costs, and future operating risks associated with the Cottonwood facility. Discovery is ongoing, and Entergy Louisiana filed rebuttal testimony in July 2026. A hearing is scheduled for February 2027. The acquisition is currently targeted to close in the first or second quarter of 2027, subject to regulatory approvals and other conditions to closing.

Entergy Mississippi Additional Generation and Transmission Resources

As discussed in the Form 10-K, in March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data center campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. In April 2026, Amazon Web Services announced the expansion of the data center campuses located in Madison County, Mississippi. The February 2025 agreement will apply to this expansion. Also, in April 2026, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Hinds County, Mississippi in which Amazon Web Services is investing. Consistent with Entergy Mississippi’s Fair Share Plus guidelines, the large customer supply and service agreements are structured to ensure that the customer pays its incremental cost to serve and include protections in the event of early termination.

Cypress to Legend 500 kV Transmission Line

As discussed in the Form 10-K, in May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and a hearing on the merits was held in August 2025. In October 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct the transmission line and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $398.7 million. In December 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line, and selecting the final route previously recommended. In February 2026, landowners not party to the PUCT proceeding filed in the 345th District Court of Travis County, Texas a petition for declaratory relief and temporary and permanent injunction against the PUCT’s final order. The petition, which names the PUCT, its commissioners, and Entergy Texas as defendants, challenges Entergy Texas’s notice, the application of the PUCT’s notice rule, and the PUCT order’s approval of a route the petitioners assert was not adequately noticed. In March 2026, Entergy Texas and the PUCT filed answers disputing all aspects of the petition. In April 2026 petitioners filed an amended petition with minor adjustments to their original petition. In May 2026 petitioners filed a supplemental application for temporary injunction and opposition to pleas to the jurisdiction in response to jurisdictional defenses raised in the answers filed by Entergy Texas and the PUCT. In June 2026 the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
court set a hearing for July 2026 on petitioners’ requested temporary injunction and any pleas to the jurisdiction and motions for summary judgment. In June 2026 the PUCT filed its plea to the jurisdiction. In June 2026 petitioners filed a motion for summary judgment and Entergy Texas filed an amended answer addressing the amended petition, a plea to the jurisdiction, and, in the alternative, a motion for summary judgment. In July 2026 the court issued a written order granting Entergy Texas’s and the PUCT’s pleas to the jurisdiction and, in the alternative, Entergy Texas’s motion for summary judgment. In August 2026 petitioners filed a notice of appeal to the Fifteenth Court of Appeals. In October 2026 the appellate record was filed with the Fifteenth Court of Appeals, triggering a 30-day deadline for the appellants to file a brief on the merits. Also in October 2026, the appellants filed a motion for temporary relief requesting that Entergy Texas be restrained from exercising eminent domain and construction activities on the appellants’ properties. Entergy Texas expects to respond in opposition to the motion for temporary relief by the November 2026 deadline established by the court. Subject to receipt of required permits and other conditions, the project is expected to be in service by the end of 2028.

Dividends

Declarations of dividends on Entergy Corporation common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy Corporation common stock dividends based upon earnings per share from the Utility segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  In October 2026 the Board declared a dividend of $0.68 per share.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Millions)
Cash and cash equivalents at beginning of period	$1,929	$860

Net cash provided by (used in):
Operating activities	4,957	3,932
Investing activities	(7,841)	(5,211)
Financing activities	5,160	1,936
Net increase in cash and cash equivalents	2,276	657

Cash and cash equivalents at end of period	$4,205	$1,517

Operating Activities

Net cash flow provided by operating activities increased $1,025 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase of $1,172 million in receipts of advance payments related to customer agreements, including $1,022 million in customer advances and $150 million in tax gross-up on customer advances for construction, and higher collections from Utility customers. The increase was partially offset by:

•the receipt of $224 million in proceeds from the transfer of 2025 nuclear production tax credits to third parties in 2026 as compared to the receipt of $405 million in proceeds from the transfer of 2024 nuclear and solar production tax credits to third parties in 2025. See Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K for discussion of the nuclear and solar production tax credits;
•higher fuel and purchased power payments. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•higher ad valorem tax payments as a result of the timing of payments in 2026 as compared to 2025 and increased assessments in 2026; and
•an increase of $48 million in interest paid.

Investing Activities

Net cash flow used in investing activities increased $2,630 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•an increase of $1,391 million in non-nuclear generation construction expenditures primarily due to higher spending by Entergy Arkansas on the Jefferson Power Station project, the Ironwood Power Station project, and the Arkansas Cypress Solar project, by Entergy Louisiana on the Richland Parish Power Station Units 1-4 project, the Waterford 5 Power Station project, the Westlake Power Station project, the Pointe Coupee Units 1-3 project, and the Waterford 6 Power Station project, and by Entergy Mississippi on the Penton Solar project and the Traceview Advanced Power Station project; partially offset by lower spending by Entergy Texas on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025 and lower spending on the Orange County Advanced Power Station project in 2026. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station;
•the receipt of $491 million in proceeds from the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025;
•an increase of $390 million in transmission construction expenditures primarily due to higher spending by Entergy Louisiana on the Amite South transmission projects and increased spending on various other Utility transmission projects;
•an increase of $181 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern restoration efforts in 2026. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026;
•an increase of $101 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $75 million in distribution construction expenditures primarily due to increased investment in the resilience of the distribution system; and
•payments to storm reserve escrow accounts of $8 million in 2026 compared to net receipts from storm reserve escrow accounts of $34 million in 2025.

The increase was partially offset by:

•cash collateral of $63 million returned by MISO to the Utility operating companies in 2026 as compared to $44 million posted to MISO by the Utility operating companies in 2025. The Utility operating companies have the ability to post cash collateral as a means to support their obligations to MISO and for other purposes; and
•a decrease of $56 million in decommissioning trust fund investment activity.

Financing Activities

Net cash flow provided by financing activities increased $3,224 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•long-term debt activity providing approximately $4,377 million of cash in 2026 compared to providing approximately $1,013 million of cash in 2025;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
•$1,930 million in net proceeds from the issuance of common stock in forward contracts under the at the market equity distribution program and the settlement of equity forward sale agreements in 2026 compared to $805 million in net proceeds from the issuance of common stock under the at the market equity distribution program in 2025; and
•an increase of $132 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements.

The increase was partially offset by:

•net repayments of $526 million of commercial paper in 2026 as compared to net issuances of $488 million of commercial paper in 2025;
•a $248 million payment by Entergy Texas in June 2026 associated with a financed portion of construction work in progress related to the Orange County Advanced Power Station; and
•an increase of $100 million in common stock dividends paid in 2026 as compared to 2025 as a result of an increase in the dividend paid per share and an increase in the number of shares outstanding.

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

Some of the agreements to sell the power produced by Entergy’s non-utility operations business contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under such agreements. The primary form of credit support used to satisfy these requirements is an Entergy Corporation

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

guarantee.  Cash and letters of credit are also acceptable forms of credit support. As of September 30, 2026, based on power prices at that time, Entergy had $4 million of posted cash collateral.

In addition to the ability to post cash collateral, each of the Utility operating companies has uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. See Note 4 to the financial statements herein for discussion of these letter of credit facilities. As of September 30, 2026, Entergy Louisiana had $26 million of posted cash collateral, Entergy Mississippi had $6 million of posted cash collateral, and Entergy New Orleans had $1 million of posted cash collateral.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, with the exception of Grand Gulf and River Bend, which are in Column 2.

In April 2026 the NRC issued a final significance determination and notice of violation for Grand Gulf, in which it finalized a “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators, resulting in Grand Gulf’s placement in Column 2, effective first quarter 2026.  In September 2026, Grand Gulf successfully completed an NRC supplemental inspection related to the emergency diesel generator issue. The NRC is expected to issue an inspection report in fourth quarter 2026 documenting Grand Gulf’s return to Column 1, effective third quarter 2026.

In August 2026 the NRC issued a final significance determination and notice of violation for River Bend, in which it finalized a “white” finding with “low safety significance” related to one of the service water pumps at River Bend, resulting in River Bend’s placement in Column 2, effective third quarter 2026. River Bend will remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$4,352,903	$3,797,177	$11,036,664	$9,829,988
Natural gas	—	155	—	112,664
Other	12,265	14,687	39,768	45,090
TOTAL	4,365,168	3,812,019	11,076,432	9,987,742

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	725,517	822,798	2,096,684	1,803,594
Purchased power	464,004	269,740	1,134,290	991,591
Nuclear refueling outage expenses	29,851	25,225	82,427	87,879
Other operation and maintenance	832,879	771,166	2,277,862	2,168,296
Asset write-offs, impairments, and related charges	—	12,795	18,059	12,795
Decommissioning	60,208	57,313	178,549	169,811
Taxes other than income taxes	241,123	232,371	662,417	632,910
Depreciation and amortization	551,401	525,385	1,639,709	1,560,911
Other regulatory charges (credits) - net	(20,968)	(23,815)	82,971	(96,615)
TOTAL	2,884,015	2,692,978	8,172,968	7,331,172

OPERATING INCOME	1,481,153	1,119,041	2,903,464	2,656,570

OTHER INCOME
Allowance for equity funds used during construction	61,413	53,887	163,494	149,210
Interest and investment income	100,296	106,090	491,014	226,915
Miscellaneous - net	16,921	(50,409)	(10,103)	(79,405)
TOTAL	178,630	109,568	644,405	296,720

INTEREST EXPENSE
Interest expense	460,926	346,992	1,293,956	1,038,443
Allowance for borrowed funds used during construction	(25,371)	(22,114)	(68,408)	(61,700)
TOTAL	435,555	324,878	1,225,548	976,743

INCOME BEFORE INCOME TAXES	1,224,228	903,731	2,322,321	1,976,547

Income taxes	278,659	205,307	498,127	443,747

CONSOLIDATED NET INCOME	945,569	698,424	1,824,194	1,532,800

Preferred dividend requirements of subsidiaries and noncontrolling interests	5,254	4,624	16,356	10,310

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$940,315	$693,800	$1,807,838	$1,522,490

Earnings per average common share:
Basic	$2.00	$1.55	$3.92	$3.47
Diluted	$1.98	$1.53	$3.86	$3.40

Basic average number of common shares outstanding	470,160,658	446,532,648	461,594,311	438,746,880
Diluted average number of common shares outstanding	474,433,773	453,550,895	467,802,391	447,250,827

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)

Net Income	$945,569	$698,424	$1,824,194	$1,532,800

Other comprehensive loss
Pension and other postretirement plan changes (net of tax benefit of $618, $1,240, $198, and $4,935)	(1,998)	(4,083)	(82)	(12,414)
Other comprehensive loss	(1,998)	(4,083)	(82)	(12,414)

Comprehensive Income	943,571	694,341	1,824,112	1,520,386
Preferred dividend requirements of subsidiaries and noncontrolling interests	5,254	4,624	16,356	10,310
Comprehensive Income Attributable to Entergy Corporation	$938,317	$689,717	$1,807,756	$1,510,076

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$1,824,194	$1,532,800
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,007,130	1,901,408
Deferred income taxes, tax credits, and non-current taxes accrued	721,695	846,751
Asset write-offs, impairments, and related charges	18,059	12,795
Changes in working capital:
Receivables	(632,376)	(390,040)
Fuel inventory	13,145	20,837
Accounts payable	37,294	20,084
Taxes accrued	172,609	177,515
Interest accrued	134,390	43,691
Deferred fuel costs	(164,173)	(189,958)
Customer advances - current	1,103,683	293,414
Other working capital accounts	(112,081)	(71,842)
Changes in provisions for estimated losses	(19,145)	(25,534)
Changes in other regulatory assets	121,414	304,751
Changes in other regulatory liabilities	(83,354)	143,848
Changes in customer advances - non-current	153,398	25,000
Changes in pension and other postretirement funded status	(150,808)	(153,884)
Other	(188,387)	(559,051)
Net cash flow provided by operating activities	4,956,687	3,932,585

INVESTING ACTIVITIES
Construction/capital expenditures	(7,743,362)	(5,557,149)
Allowance for equity funds used during construction	163,494	128,015
Nuclear fuel purchases	(266,873)	(166,114)
Payment for purchase of plant and assets	(263)	(3,517)
Proceeds from sale of business and assets	—	506,781
Insurance proceeds received for property damages	14,282	—
Changes in securitization account	(8,432)	(4,711)
Payments to storm reserve escrow accounts	(8,361)	(9,980)
Receipts from storm reserve escrow accounts	—	43,789
Decrease (increase) in other investments	57,153	(46,769)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	3,546
Proceeds from nuclear decommissioning trust fund sales	2,058,540	1,091,445
Investment in nuclear decommissioning trust funds	(2,107,557)	(1,196,708)
Net cash flow used in investing activities	(7,841,379)	(5,211,372)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	7,656,847	4,041,918
Treasury stock	13,289	35,267
Common stock	1,929,629	804,631
Retirement of long-term debt	(3,279,359)	(3,029,094)
Changes in commercial paper - net	(525,577)	487,603
Customer advances received for construction	1,271,818	831,642
Customer advances used for construction	(741,411)	(433,705)
Other	(266,129)	(3,815)
Dividends paid:
Common stock	(884,552)	(784,655)
Preferred stock	(13,739)	(13,739)
Net cash flow provided by financing activities	5,160,816	1,936,053

Net increase in cash and cash equivalents	2,276,124	657,266

Cash and cash equivalents at beginning of period	1,928,916	859,703

Cash and cash equivalents at end of period	$4,205,040	$1,516,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$1,011,196	$963,577
Income taxes - net (includes proceeds from the transfer of production tax credits to third parties of $223,818 in 2026 and $405,256 in 2025)	($224,658)	($402,687)
Noncash investing activities:
Accrued construction expenditures	$908,486	$545,455

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$64,542	$45,895
Temporary cash investments	4,140,498	1,883,021
Total cash and cash equivalents	4,205,040	1,928,916
Accounts receivable:
Customer	1,301,873	735,734
Allowance for doubtful accounts	(36,584)	(32,324)
Other	198,975	242,402
Accrued unbilled revenues	649,647	524,420
Total accounts receivable	2,113,911	1,470,232
Deferred fuel costs	227,306	54,133
Fuel inventory - at average cost	118,829	131,974
Materials and supplies	1,776,613	1,710,395
Deferred nuclear refueling outage costs	105,891	86,497
Prepayments and other	440,021	424,704
TOTAL	8,987,611	5,806,851

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,640,318	6,300,880
Non-utility property - at cost (less accumulated depreciation)	479,020	481,590
Storm reserve escrow accounts	317,145	308,784
Other	130,606	124,414
TOTAL	7,567,089	7,215,668

PROPERTY, PLANT, AND EQUIPMENT
Electric	77,245,447	74,750,917
Construction work in progress	10,756,920	6,020,008
Nuclear fuel	815,517	834,690
TOTAL PROPERTY, PLANT, AND EQUIPMENT	88,817,884	81,605,615
Less - accumulated depreciation and amortization	29,603,216	28,751,001
PROPERTY, PLANT, AND EQUIPMENT - NET	59,214,668	52,854,614

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $200,665 as of September 30, 2026 and $216,107 as of December 31, 2025)	4,884,562	5,005,976
Deferred fuel costs	172,201	172,201
Goodwill	367,582	367,582
Accumulated deferred income taxes	19,540	15,540
Other	642,242	452,298
TOTAL	6,086,127	6,013,597

TOTAL ASSETS	$81,855,495	$71,890,730

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,010,218	$2,375,140
Notes payable and commercial paper	132,197	657,774
Accounts payable	2,630,672	2,565,546
Customer deposits	495,700	479,796
Taxes accrued	697,798	525,189
Interest accrued	420,047	285,657
Deferred fuel costs	23,562	14,562
Pension and other postretirement liabilities	60,560	63,214
Customer advances	1,832,762	632,850
Other	288,618	223,240
TOTAL	7,592,134	7,822,968

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,409,958	5,592,681
Accumulated deferred investment tax credits	181,023	187,173
Regulatory liability for income taxes - net	1,009,678	1,079,699
Other regulatory liabilities	3,898,506	3,911,839
Customer advances	188,398	35,000
Decommissioning and asset retirement cost liabilities	5,120,495	4,947,530
Accumulated provisions	476,634	495,779
Pension and other postretirement liabilities	79,484	113,930
Long-term debt (includes securitization bonds of $212,738 as of September 30, 2026 and $221,139 as of December 31, 2025)	33,670,108	27,902,021
Customer advances for construction	2,200,124	1,615,455
Other	917,666	953,078
TOTAL	54,152,074	46,834,185

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2026 and 2025; issued shares in 2026 and 2025 - none	—	—
Common stock, $0.01 par value, authorized 998,000,000 shares in 2026 and 2025; issued 607,671,791 shares in 2026 and 583,203,774 shares in 2025	6,077	5,832
Paid-in capital	10,896,880	8,979,387
Retained earnings	13,621,721	12,698,436
Accumulated other comprehensive loss	(3,088)	(3,006)
Less - treasury stock, at cost (129,850,779 shares in 2026 and 130,864,409 shares in 2025)	4,720,723	4,757,573
Total shareholders’ equity	19,800,867	16,923,076
Subsidiaries’ preferred stock without sinking fund and noncontrolling interests	91,010	91,091
TOTAL	19,891,877	17,014,167

TOTAL LIABILITIES AND EQUITY	$81,855,495	$71,890,730

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026
(Unaudited)

		Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interests	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2025	$91,091	$5,832	($4,757,573)	$8,979,387	$12,698,436	($3,006)	$17,014,167

Consolidated net income (a)	5,889	—	—	—	384,916	—	390,805
Other comprehensive income	—	—	—	—	—	3,911	3,911
Common stock issuances and sales under the at the market equity distribution program	—	46	—	349,672	—	—	349,718
Common stock issuance costs	—	—	—	(4,007)	—	—	(4,007)
Common stock issuances related to stock plans	—	—	31,953	(49,959)	—	—	(18,006)
Common stock dividends declared	—	—	—	—	(292,867)	—	(292,867)
Distributions to noncontrolling interests	(998)	—	—	—	—	—	(998)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2026	91,402	5,878	(4,725,620)	9,275,093	12,790,485	905	17,438,143

Consolidated net income (a)	5,213	—	—	—	482,607	—	487,820
Other comprehensive loss	—	—	—	—	—	(1,995)	(1,995)
Common stock issuances and sales under the at the market equity distribution program	—	21	—	127,364	—	—	127,385
Common stock issuances from settlement of equity forward sale agreements	—	66	—	556,664	—	—	556,730
Common stock issuance costs	—	—	—	(12,656)	—	—	(12,656)
Common stock issuances related to stock plans	—	—	3,315	20,025	—	—	23,340
Common stock dividends declared	—	—	—	—	(293,032)	—	(293,032)
Distributions to noncontrolling interests	(469)	—	—	—	—	—	(469)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2026	91,566	5,965	(4,722,305)	9,966,490	12,980,060	(1,090)	18,320,686

Consolidated net income (a)	5,254	—	—	—	940,315	—	945,569
Other comprehensive loss	—	—	—	—	—	(1,998)	(1,998)
Common stock issuances from settlement of equity forward sale agreements	—	112	—	931,012	—	—	931,124
Common stock issuance costs	—	—	—	(18,665)	—	—	(18,665)
Common stock issuances related to stock plans	—	—	1,582	18,043	—	—	19,625
Common stock dividends declared	—	—	—	—	(298,654)	—	(298,654)
Distributions to noncontrolling interests	(1,231)	—	—	—	—	—	(1,231)
Preferred dividend requirements of subsidiaries (a)	(4,579)	—	—	—	—	—	(4,579)
Balance at September 30, 2026	$91,010	$6,077	($4,720,723)	$10,896,880	$13,621,721	($3,088)	$19,891,877

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2026, second quarter 2026, and third quarter 2026 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Vidalia Purchased Power Agreement

See Note 8 to the financial statements in the Form 10-K for information on Entergy Louisiana’s Vidalia PPA.

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

As discussed in the Form 10-K, Entergy entered into an exclusivity agreement with a major vendor to manufacture power island equipment (PIE) and combustion turbines (CT) for combustion turbine generator set frames larger than 400 MWs. The agreement was amended in second quarter 2026, updating the minimum order commitment of PIE to 27 sets, with no change to the original commitment of a minimum order of two CTs. As of September 30, 2026, 10 sets of PIE and two CT slots of the minimum commitment have been fulfilled.

Entergy Texas Build-to-Suit Lease Arrangement for the Legend Power Station

See Note 8 to the financial statements in the Form 10-K for information regarding the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

Entergy Louisiana Build-to-Suit Lease Arrangement for the Waterford 6 Power Station

In October 2026, Entergy Louisiana entered a build-to-suit lease arrangement for the Waterford 6 Power Station as the lessee with a consortium of investors (the Investors). Under the terms of the arrangement, the Investors purchased the in-process Waterford 6 Power Station construction project from Entergy Louisiana at a cost of $167.5 million and will spend up to $1.875 billion (including the initial purchase price) to construct the Waterford 6 project as designed by Entergy Louisiana. Entergy Louisiana is engaged to serve as the construction agent for the Waterford 6 Power Station project. The Investors, however, control the asset during construction. If Entergy Louisiana defaults in its role as construction agent, the Investors have various options available to remedy the default, including the replacement of Entergy Louisiana as construction agent, the acceleration of the lease balance payable by Entergy Louisiana, causing a sale of the Waterford 6 Power Station project to a third party, and certain other options. If the LPSC rejects the Waterford 6 Power Station project or certain other circumstances occur that are outside of Entergy Louisiana’s control, then either the Investors or Entergy Louisiana could exercise the right to terminate the arrangement, in which case Entergy Louisiana would be required to purchase the in-process Waterford 6 Power Station project from the Investors at an amount equal to their costs incurred to date, including carrying costs. Because Entergy Louisiana does not control the in-process construction project, it will not recognize the asset (i.e., construction work in progress) or an associated liability during construction.

Upon the Waterford 6 Power Station’s readiness for first synchronization to the grid, expected in late 2029, a triple-net lease will commence under which Entergy Louisiana will have control of the Waterford 6 Power Station and receive all output from the plant. The initial term of the lease will end seven years from the closing of the arrangement, or approximately four years after the Waterford 6 Power Station’s expected readiness for first synchronization to the grid. The lease cost will be equal to the Secured Overnight Financing Rate plus a margin which is based on the credit rating of Entergy Louisiana, multiplied by the total costs (including carrying costs) incurred by the Investors as of the commencement of the lease. Entergy Louisiana will have the option to purchase the Waterford 6 Power Station at any time during the lease term at a price equal to the total cost of the plant to the Investors, plus any fees and carrying charges owed to the Investors. If the purchase price option is exercised within two years of commencement of the triple-net lease, Entergy Louisiana must enter into a secured note payable to the Investors for the amount of the purchase price. The note payable would be due at the end of the initial lease term, but may be prepaid at any time beginning two years after the commencement date of the lease. The note will be secured by the Waterford 6 Power Station and related equipment and collateral.

At the end of the initial lease term, Entergy Louisiana must exercise one of the following options: (1) renew the lease for an additional five year term, subject to unanimous consent of the Investors; (2) purchase the plant at a price equal to the total cost of the plant to Investors, plus any fees and carrying charges owed to the Investors; or (3)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
sell the plant on behalf of the Investors. If Entergy Louisiana chooses the third option, then it will owe or be owed any difference between the total cost of the plant to Investors and the sale price.

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

Entergy Louisiana

As discussed in the Form 10-K, in March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. The LPSC staff issued its audit report in September 2021, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. In October 2026 the LPSC staff and Entergy Louisiana filed a joint audit report addressing the issues identified in the LPSC staff’s September 2021 audit report and stating that there were no unresolved issues. The LPSC voted to approve the joint audit report at its October 2026 Business and Executive Session.

As discussed in the Form 10-K, in June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. The LPSC staff issued its audit report in March 2026. In October 2026 the LPSC staff and Entergy Louisiana filed a joint audit report. The joint audit report noted that an issue identified in its March 2026 report had been addressed and that, as a result, there were no outstanding unresolved issues. The joint audit report recommended and requested that an LPSC order be issued finding that all costs included in Entergy Louisiana’s purchased gas adjustment filings in the audit period were reasonable, prudent, and necessary and in compliance with applicable LPSC orders, and thus were appropriately eligible for recovery from customers. The LPSC voted to approve the joint audit report at its October 2026 Business and Executive Session.

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

Entergy Texas

In September 2026, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2024 through March 2026. During the reconciliation period, Entergy Texas incurred approximately $1.2 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative over-recovery balance for the reconciliation period was approximately $90.1 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2026.

Capacity Cost Recovery Rider (CCRR)

In May 2026, Entergy Texas filed with the PUCT a request to establish a new CCRR. The new CCRR was designed to collect approximately $58 million annually from Entergy Texas’s retail customers based on Entergy Texas’s eligible capacity-related costs and revenues for the 12 months beginning June 1, 2026. The eligible capacity-related costs and revenues are associated with Entergy Texas’s participation in MISO’s annual planning resource auction. In July 2026 the PUCT approved the CCRR, consistent with Entergy Texas’s as-filed request, and rates became effective on July 10, 2026.

Frontier Power Purchase Agreement

In June 2026, Entergy Texas filed an application for PUCT pre-approval of a long-term 14-year PPA for 300 MW of capacity and energy from the Tenaska Frontier Generating Station, an 830 MW natural gas-fired combined-cycle combustion turbine plant in Grimes County, Texas. As a result of accelerated load growth in Texas and other factors in Entergy Texas’s service territory, Entergy Texas has a significant near- and long-term need for capacity and energy to serve its customers. Within the application, Entergy Texas requested the PUCT find that the PPA will satisfy Entergy Texas’s identified reliability needs in allowing for cost recovery of the associated purchased power. The 14-year PPA has a total estimated cost of $883 million. In September 2026 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits scheduled in October 2026. In October 2026, Entergy Texas filed on behalf of the parties a joint motion to abate the procedural schedule noting that the parties had reached a settlement in principle and the ALJ with the State Office of Administrative Hearings approved the joint motion to allow the parties time to finalize the settlement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2026 Base Rate Case

In February 2026, Entergy Arkansas filed with the APSC a general change in rates, charges, and tariffs. The filing requested a base rate increase to recover a base rate revenue deficiency of $44.6 million and notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015. The primary drivers of the revenue deficiency were increased depreciation expense and the impact of net capital additions. Additionally, the filing requested a 9.90% return on common equity and increased depreciation rates as the result of a depreciation study. In March 2026 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas. In June 2026 the APSC established a procedural schedule with an evidentiary hearing scheduled to begin in November 2026, and in July 2026 a number of intervenors moved to modify the schedule to conduct additional discovery. Entergy Arkansas opposed the motion in part based on the voluminous discovery conducted to date. In August 2026 the APSC general staff and intervenors filed responsive testimony recommending rate reductions comprised primarily of adjustments to the return on common equity, capital structure, depreciation, working capital, vegetation management, and incentive compensation. In September 2026, Entergy Arkansas filed rebuttal testimony addressing each of the proposed adjustments and supporting its update to actuals, made in accordance with APSC rules, resulting in a reduced base rate revenue deficiency of $28.6 million. In October 2026 the APSC general staff and intervenors filed their last round of testimony, and Entergy Arkansas filed its final round of responsive testimony, which included a revised base rate revenue deficiency of $28.9 million. Also in October 2026, Entergy Arkansas, the APSC general staff, and an intervenor filed a joint motion with the APSC requesting approval of a settlement agreement in the base rate case proceeding. The settlement agreement proposes, among other items: (1) no change in retail revenues as a result of a settlement base rate revenue deficiency of zero; (2) an authorized return on common equity of 9.7%; (3) a capital structure of 47.5% equity and 52.5% debt; and (4) adjustments to depreciation rates reflecting changes to the useful lives of certain assets and net salvage curves. In addition, the settlement includes an acceleration of an estimated credit to customers, resulting from the netting adjustment for the 2026 historical year. That netting adjustment would normally be provided as part of the 2027 evaluation report and included in rates effective January 1, 2028. The settlement proposes that the credit would be included in formula rate plan rates beginning January 1, 2027. Following the filing of the October 2026 joint motion with the APSC, the APSC issued an order clarifying that, because the settlement agreement is not unanimous, the hearing currently scheduled for November 2026 will not be conducted solely as a settlement hearing and directing Entergy Arkansas to file additional information to allow the APSC to fully evaluate the settlement agreement.

2026 Formula Rate Plan Filing

In July 2026, Entergy Arkansas filed with the APSC its 2026 formula rate plan filing to set its formula rate for the 2027 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings and a netting adjustment for the 2025 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 historical year was 8.8%, resulting in a $47.2 million formula rate plan revenue increase to produce a 9.65% earned rate of return on common equity. When combined with 2025 historical year formula rate plan revenues of $56.0 million, the total proposed revenue change for the 2025 historical year netting adjustment is a reduction of $8.8 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Entergy Arkansas’s revenue requirement in this filing did not exceed the constraint. In second quarter 2026, Entergy Arkansas recorded a

Entergy Corporation and Subsidiaries
Notes to Financial Statements
regulatory liability of $8.8 million to reflect the amount of the 2025 historical year netting adjustment that it collected from customers during the 2025 rate effective period. In October 2026, Entergy Arkansas and the APSC staff filed a joint motion requesting to cancel the hearing scheduled for November 2026, and, as there are no contested issues between the parties to the proceeding, requesting the APSC decide this matter consistent with the pleadings and testimony in the record.

Generating Arkansas Jobs Act Rider

In March 2026, Entergy Arkansas filed its first annual update to the Generating Arkansas Jobs Act rider, requesting recovery of $110.4 million of financing costs during construction of generation and transmission strategic investments related to Ironwood Power Station, Jefferson Power Station, and the Arkansas Cypress Solar facility. The revised rates were requested to be effective with the first billing cycle of June 2026. In April 2026 the APSC general staff filed testimony arguing that the APSC had not issued an order designating Ironwood Power Station as a strategic investment and that related costs should therefore be removed from the annual update. Also in April 2026, Entergy Arkansas filed testimony asserting that the APSC general staff’s position is contrary to the plain language of the statute, which includes an exception for facilities like Ironwood Power Station that were certified by the APSC within a certain timeframe. A hearing was held in April 2026. In June 2026 the APSC approved Entergy Arkansas’s annual update, and rates became effective June 4, 2026.

Production Tax Credit Tariffs

As discussed in Note 3 to the financial statements in the Form 10-K, in January 2026 the APSC opened a docket to investigate the sale of Entergy Arkansas’s nuclear production tax credits and the appropriate ratemaking treatment of production tax credits for all of Entergy Arkansas’s eligible resources, including how the proceeds of any sales should flow through to customers. For nuclear production tax credits, Entergy Arkansas proposed a nuclear production tax credit rider, which would provide for the immediate flow through to customers of the weighted average cost of capital return on the net proceeds of the monetized nuclear production tax credits. Recognizing that the timing and determination from the IRS is uncertain, the nuclear production tax credit rider also proposes that, if there is an unfavorable IRS determination, Entergy Arkansas would collect applicable costs from customers. As directed by the APSC, in February 2026, Entergy Arkansas submitted a compliance filing to the APSC verifying the status of the solar production tax credits. The filing also verified that the net proceeds from the sale of the nuclear production tax credits were recorded in FERC accounts that are accruing a return for customers’ benefit at a rate that is above the customer deposit rate. Subsequently, in March 2026, Entergy Arkansas filed testimony setting forth its proposal for the solar production tax credits. Specifically, Entergy Arkansas requested the same ratemaking treatment for all of the solar facilities that the APSC already approved for Walnut Bend (i.e., the total net monetized proceeds from production tax credits expected to be generated over the first ten years of a solar facility’s operation are estimated and then amortized over the expected useful life of the asset, which is typically 30 years). Additionally, consistent with prior orders for these resources, the regulatory liabilities associated with the net cash proceeds from monetized solar production tax credits will be included in Entergy Arkansas’s calculation of its weighted average cost of capital providing a return on the unamortized balance for the benefit of customers. Further, Entergy Arkansas proposes to flow the benefits of the solar production tax credits to customers through Entergy Arkansas’s formula rate plan, effective with the formula rate plan rates that will go into effect January 1, 2027. Entergy Arkansas’s proposal would result in the benefits of the production tax credits being passed through to customers, if approved, as reductions in revenue requirement evenly over the life of the assets, rather than only during the 10-year period in which the production tax credits are generated. In April 2026 the APSC general staff filed testimony proposing an amortization period of no more than 15 years for the monetized proceeds for the tax credits associated with the West Memphis Solar and Driver Solar facilities. An evidentiary hearing was initiated in July 2026 and completed in August 2026.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude Capital, LLC, a subsidiary of Alphabet Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. In December 2025 the APSC issued an order approving the special rate contract but denying the requested ratemaking treatment of Google’s upfront payments and deferring a decision on the treatment under the contract pricing providing for the deferral and amortization of the investment tax credits from the Arkansas Cypress Solar facility (discussed below). Also in December 2025, Entergy Arkansas filed a petition with the APSC regarding these findings, noting that they would require renegotiation of the special rate contract. In January 2026 the APSC issued an order maintaining its position on the ratemaking treatment of Google’s upfront payments but reversing itself on the treatment of the Arkansas Cypress Solar facility investment tax credits and allowing those to be used in the pricing of the Arkansas Cypress Solar facility to Google as provided for in the contract. In October 2026, Entergy Arkansas filed for approval of an amendment to the special rate contract regarding the expansion and acceleration of Google’s project in West Memphis. Subject to APSC approval, investments proposed under the amended contract included a 250 MW battery energy storage system to be located at the Driver Solar facility in Mississippi County, Arkansas (Driver Solar battery energy storage system), a 100 MW battery energy storage system to be located adjacent to the existing Arklahoma substation near the in-progress Ironwood Power Station in Hot Spring County, Arkansas (Jones Mill battery energy storage system), a 440 MW solar power purchase agreement from the Big Island Solar facility, and related transmission upgrades and facilities. A procedural schedule has been set with a hearing scheduled for January 2027.

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties, and the APSC approved Entergy Arkansas’s independent monitor proposal in September 2026. The facility is expected to be in service by the end of 2028.

In October 2026, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Driver Solar battery energy storage system and the Jones Mill battery energy storage system. The battery energy storage systems are being developed to help support the expansion and acceleration of Google’s project in West Memphis. The estimated cost of the Driver Solar battery energy storage system is $389.4 million, and the estimated cost of the Jones Mill battery energy storage system is $161.2 million. Pending receipt of APSC approval, each battery energy storage system is expected to be in service in 2028.

Filings with the LPSC (Entergy Louisiana)

Retail Rates

Resilience Plan Cost Recovery Rider

In December 2022, Entergy Louisiana filed an application with the LPSC seeking a public interest finding regarding Phase I of Entergy Louisiana’s Future Ready resilience plan and approval of a rider mechanism to recover

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In July 2026, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $114.2 million, or $12.4 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of September 2026 through February 2027. Additionally, Entergy Louisiana’s true-up filing included an under-recovery totaling $2.5 million to be implemented in the January 2027 semi-annual filing. In August 2026 the LPSC staff reviewed the filed rider rates and identified no material issues.

In September 2026, Entergy Louisiana filed an application for the LPSC’s approval of Phase IA of Entergy Louisiana’s Future Ready resilience plan, which consists of additional distribution and transmission hardening projects representing approximately $600 million of investment to be completed over the period 2027 to 2030. The application seeks LPSC approval to extend the previously-approved Phase I of Entergy Louisiana’s Future Ready resilience plan with these additional projects to further improve the resilience of Entergy Louisiana’s electric system and further seeks approval to continue to use the resilience plan cost recovery rider to recover the costs of the plan from customers. The primary purpose of Phase IA is to serve as a bridge between Phase I, which is currently expected to conclude by 2028, and a Phase II plan, which Entergy Louisiana expects to develop in accordance with guidance from the LPSC that is expected to be issued in the LPSC’s ongoing resiliency rulemaking docket. Discovery is ongoing. In October 2026 a procedural schedule was established that provides for a hearing in June 2027. Entergy Louisiana has requested an LPSC decision by July 2027.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Additional changes in formula rate plan revenue include: (1) the removal of approximately $73 million in annual customer credits associated with the global stipulated settlement agreement, which have been fully credited to customers in accordance with the agreement; (2) a reduction in customer credits through the tax adjustment mechanism, attributable to the return of Entergy Louisiana’s over-collection of income tax expense associated with Louisiana state tax law changes effective in 2025 and the expiration of certain ad valorem exemptions; (3) increases in transmission and distribution plant in service, as recognized through the transmission and distribution recovery mechanisms, including restoration costs from Winter Storm Fern, for which Entergy Louisiana does not intend to seek relief or exception to the formula rate plan; (4) increases to the additional capacity mechanism; and (5) the final phase-in of additional nuclear depreciation expense, in accordance with the global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement. Collectively, these factors contributed to a net increase of $222 million in formula rate plan revenue for the period. In August 2026 the LPSC staff filed its errors and objections report. The report did not identify any specific errors, objections, or adjustments. However, the LPSC staff reserved its rights with respect to three issues pending further review: (1) the allocation between Entergy Louisiana and Entergy Texas of River Bend’s undepreciated plant balances, costs, and related liabilities; (2) certain projects included in the transmission recovery mechanism filing; and (3) the use of a blended retail/FERC depreciation rate for River Bend depreciation expense. Subject to LPSC review, the resulting changes from the 2025 formula rate plan evaluation report became effective for bills rendered during the first billing cycle of September 2026, subject to refund.

Request for Extension of Formula Rate Plan

In June 2026, Entergy Louisiana submitted a motion requesting the LPSC approve a one-year extension of its current formula rate plan, with all material provisions left unchanged, including the allowed return on common equity of 9.7% with a bandwidth of 40 basis points above and below the midpoint. LPSC action on the proposed extension is expected by November 2026.

River Bend Deregulated Asset Plan Filing

In September 2025, Entergy Louisiana filed an application seeking LPSC approval to recover from customers, prospectively, approximately $49 million in annual revenues associated with the Louisiana retail deregulated portion of River Bend. Costs associated with the deregulated portion of River Bend have historically been excluded from retail ratemaking as a result of a 1988 LPSC decision. Instead, Entergy Louisiana has been allowed by the LPSC to either recover 4.6 cents per kWh for the power generated from that portion of the plant, or sell the power into the applicable market (subject to certain restrictions). The filing presents evidence that River Bend is a cost-effective and prudent source of needed baseload supply with value to Entergy Louisiana customers

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and seeks to recover the previously excluded costs, on a prospective basis. In March 2026 the LPSC staff and certain intervenors filed direct testimony recommending that the LPSC deny Entergy Louisiana’s application. The LPSC staff’s testimony further recommends that, if the LPSC were to grant any relief, notwithstanding the LPSC staff’s recommendation, such relief should be limited to allowing only prospective capital additions at River Bend to be included in Entergy Louisiana’s customer rates. Entergy Louisiana filed rebuttal testimony in August 2026. In October 2026, Entergy Louisiana filed a motion requesting to suspend all remaining procedural deadlines without date, noting the significant number of dockets currently pending before the LPSC, including many initiated by Entergy Louisiana, and the need for thorough review of these matters. In October 2026 the presiding ALJ issued an order granting the motion and suspending the procedural schedule, including continuing the hearing in the matter without date.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In July 2026 the City Council’s advisors issued a report seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues of approximately $4.4 million due to certain proposed cost realignments, imputation of revenues, and disallowances. The City Council’s advisors also recommended that Entergy New Orleans be permitted to collect $20 million over five years beginning in September 2026 to recover amounts that it might be required to pay Entergy Louisiana and Entergy Arkansas pursuant to a FERC order issued in June 2026, relating to an alleged MSS-4 replacement tariff (MSS-4R) violation. However, the FERC order is unclear on its face, and the specific amount of a payment, if any, is unknown. Requests for rehearing and clarification of the FERC order are pending. See “MSS-4 Replacement Tariff - Net Operating Loss Carryforward Proceeding” below for additional discussion of the FERC order. Subsequent to the original recommendation from the City Council’s advisors regarding the FERC order, Entergy New Orleans reached a resolution with the City Council’s advisors, and the original proposed $20 million amount was reduced to $10 million over five years. Effective with the first billing cycle of September 2026, Entergy New Orleans implemented rates reflecting a formula rate plan increase of $13.8 million, as agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. Moreover, with respect to the FERC order, in October 2026 the City Council passed a resolution directing Entergy New Orleans to collect $2.3 million for year one, beginning in September 2026 from customers in anticipation of surcharge obligations resulting from the FERC order, to be collected outside the bandwidth. Until either the FERC determines or it is otherwise agreed that Entergy New Orleans must pay a surcharge, amounts collected from customers beginning September 2026 in anticipation of surcharge obligations resulting from the FERC order are being recorded as a regulatory liability. If the FERC determines or it is otherwise agreed that Entergy New Orleans must pay a surcharge, Entergy New Orleans will record a regulatory asset for the remaining uncollected balance, with carrying costs, including credit balances reflecting collections from customers that commenced in September 2026. If the FERC determines or it is otherwise agreed that Entergy New Orleans is owed payments, Entergy New Orleans will cease collecting amounts from customers beginning with the next base rate action and will return collected amounts to customers, including carrying costs.

Request for Extension of Formula Rate Plan

In July 2026, Entergy New Orleans submitted a motion requesting the City Council’s approval of a four-year extension of its current formula rate plan, with all material provisions left unchanged. In October 2026 the City Council approved Entergy New Orleans’s motion, authorizing the extension of Entergy New Orleans’s electric formula rate plan for test years 2026 through 2029.

Resilience and Storm Hardening Cost Recovery Rider Adjustment to the Formula Rate Plan

In October 2024 the City Council approved a rider mechanism for Entergy New Orleans to recover the costs of certain approved accelerated resilience projects to be constructed by Entergy New Orleans in 2025 and 2026. The rider allows for recovery of project costs through a formula rate plan rate adjustment. As required by the rider, in November 2024, Entergy New Orleans filed the first of its compliance filings, seeking a rate adjustment increase of approximately $1.1 million, and the increase in formula rate plan rates became effective in the first billing cycle of January 2025 in accordance with the terms of the rider. In October 2025, Entergy New Orleans made its second compliance filing, seeking a rate adjustment increase of approximately $11.8 million, and the increase in formula rate plan rates became effective in the first billing cycle of January 2026.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
capital invested in distribution between July 1, 2025 and December 31, 2025. In July 2026 the PUCT approved the DCRF rider, consistent with Entergy Texas’s as-filed request, and rates became effective for usage on and after July 8, 2026.

In September 2026, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $127.3 million annually, or $14.8 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between January 1, 2026 and June 30, 2026. In September 2026 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule requiring the PUCT staff to file a recommendation on the merits of Entergy Texas’s application by November 2, 2026.

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

In October 2026, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $56.7 million annually, or $26.4 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2025 and June 30, 2026 and changes in other transmission charges.

Generation Cost Recovery Rider

In March 2026, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Orange County Advanced Power Station. The proposed generation cost recovery rider, which includes Entergy Texas’s capital invested in generation for the Orange County Advanced Power Station through December 31, 2025, was designed to collect approximately $150.4 million annually from Entergy Texas’s retail customers. In July 2026 the ALJ with the State Office of Administrative Hearings approved a proposed procedural schedule that included a hearing on the merits in September 2026 and provided for interim rates to become effective for usage on and after the Orange County Advanced Power Station in-service date, to the extent final rates were not in place by that time. In September 2026, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the procedural schedule and cancel the hearing on the merits to give the parties to the proceeding additional time to finalize a settlement. Interim rates became effective when the Orange County Advanced Power Station was placed into service in October 2026. Also in October 2026, Entergy Texas filed an unopposed stipulation resolving all issues in case, supporting testimony, a joint motion to adjust the interim rates previously implemented to correspond to the stipulated revenue requirement, and a joint motion to admit evidence and remand the proceeding to the PUCT. The unopposed stipulation would result in no disallowance of recoverable investment but would reduce the annual revenue requirement collected through the generation cost recovery rider by $5.7 million while the rider remains in effect. The PUCT is expected to issue a final order on the settlement by the end of 2026.

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

Entergy Services disputed the presiding ALJ's rulings on issue (3) and filed exceptions to these rulings in July 2024. In June 2026 the FERC issued its opinion (Opinion No. 595) largely affirming the initial decision. Specifically, the FERC found the historic exclusion of NOLC ADIT from MSS-4R rates was a tariff violation and ordered Entergy Louisiana and Entergy Arkansas to provide refunds and/or surcharges, as appropriate, for the period from September 1, 2016 through November 12, 2023 for sales by Entergy Louisiana and for the period December 19, 2013 until May 13, 2024 for sales by Entergy Arkansas. The FERC also ordered the relevant operating company to pay interest on the amounts owed.

In July 2026, Entergy Services, the LPSC, the City Council, and the PUCT, filed separately for rehearing and clarification of Opinion No. 595. Entergy Services continues to dispute that the NOLC ADIT should have been included in MSS-4R rates prior to the effective date of the tariff amendment filing. Moreover, because of ambiguity in Opinion No. 595 and the pending rehearing and clarification requests, it is unclear whether Entergy Arkansas and Entergy Louisiana as sellers will receive surcharges or have to provide refunds. Specifically, there is a lack of clarity as to whether plant-related liability accumulated deferred income taxes must be included in calculating refunds/surcharges. Entergy Services also identified a lack of clarity regarding including the nuclear decommissioning liability deduction in the NOLC ADIT calculation. Depending on the guidance issued by the FERC in response to the request for rehearing and clarification of Opinion No. 595, each of the affected Entergy operating companies could either receive material refunds or owe material surcharges. In August 2026 the FERC granted Entergy Services’s motion to delay the payment and compliance filing until 60 days after the FERC’s issuance of an order in response to the requests for rehearing and/or clarification of Opinion No. 595. Also in August 2026 the FERC issued notice that the requests for rehearing have been denied by operation of law and may be addressed in a future order. In September 2026, Entergy Services filed with the D.C. Circuit a petition for review of Opinion No. 595. Given the ambiguity in Opinion No. 595, any amounts payable or receivable between the Entergy operating companies that may result from Opinion No. 595 are not reasonably estimable as of September 30, 2026.

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

Joint Targeted Interconnection Queue Cost Allocation Dispute

In April 2026, MISO submitted to the FERC an unexecuted agreement proposing to assign to Entergy Texas (in its capacity as the owner of the Legend Power Station) costs associated with the MISO and Southwest Power Pool Joint Targeted Interconnection Queue. Entergy Texas estimates that MISO’s proposed cost assignment would result in total charges of approximately $112 million, paid over twenty years beginning in 2031. In May 2026, Entergy Texas filed a protest to the agreement, as well as a separate complaint at the FERC, arguing that the proposed cost allocation is not just and reasonable. In June 2026 the FERC issued a deficiency notice to MISO. In

Entergy Corporation and Subsidiaries
Notes to Financial Statements
July 2026, MISO and Southwest Power Pool filed answers to the complaint, and MISO filed an answer to the deficiency letter. Protests and comments in response to MISO’s answer to the deficiency letter were filed in August 2026. In September 2026 the FERC issued a second deficiency letter to MISO. MISO’s response to the second deficiency letter was filed in October 2026. Protests and comments in response to MISO’s answer to the second deficiency letter are due in November 2026.

In August 2026, MISO submitted to the FERC an unexecuted agreement proposing to assign to Entergy Texas (in its capacity as the owner of the Lone Star Power Station) costs associated with the MISO and Southwest Power Pool Joint Targeted Interconnection Queue. Entergy Texas estimates that MISO’s proposed cost assignment would result in total charges of approximately $70 million, paid over twenty years beginning in 2031. In September 2026, Entergy Texas filed a protest to the agreement, as well as a separate complaint at the FERC, arguing that the proposed cost allocation is not just and reasonable. Answers and comments in response to Entergy Texas’s complaint are due in November 2026.

Storm Cost Recovery Filings with Retail Regulators

See Note 2 to the financial statements in the Form 10-K for discussion regarding storm cost recovery filings. The following is an update to that discussion.

Entergy Mississippi

Winter Storm Fern

In January 2026, Entergy Mississippi’s service territory experienced the effects of Winter Storm Fern, including prolonged freezing temperatures, heavy ice accumulations, and wind, which caused severe damage to Entergy Mississippi’s infrastructure. Following Winter Storm Fern, the “Mississippi 2026 Severe Winter Storm Electric Utility Customer Relief and Electric Utility System Restoration Act” was enacted by the Mississippi Legislature in April 2026. This legislation provides that the MPSC may issue an electric utility financing order authorizing the issuance of system restoration bonds, the proceeds of which shall be used to securitize the system restoration costs and storm damage reserve levels of those utilities affected by Winter Storm Fern. The legislation requires that an electric utility affected by the storm must first petition the MPSC for such a financing order that complies with the requirements outlined in the legislation. The legislation states that any system restoration bonds issued under a financing order will not be considered debt of the electric utility. These bonds will only be secured by the system restoration property specified in the financing order.

In October 2026, Entergy Mississippi filed a petition with the MPSC requesting an electric utility financing order authorizing the Mississippi State Bond Commission to act as the issuing agent for the State of Mississippi to issue system restoration bonds, the proceeds of which would be used by Entergy Mississippi to securitize approximately $237.8 million in total Winter Storm Fern system restoration costs, consisting of $145.7 million in non-fuel system restoration costs, $65.0 million in incremental fuel costs attributable to Winter Storm Fern, $7.6 million in retired damaged assets, $14.3 million in carrying costs estimated through the date of bond issuance, and $5.2 million in bond issuance costs and financing costs. Within the petition, Entergy Mississippi also requested that the MPSC find that the non-fuel system restoration costs and incremental fuel costs attributable to Winter Storm Fern were prudently incurred. The MPSC is expected to rule on the petition in December 2026.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations for the three and nine months ended September 30, 2026 and 2025, included on the consolidated income statements:

	For the Three Months Ended September 30,
	2026		2025
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$945,569		$698,424
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	5,254		4,624
Net income attributable to Entergy Corporation	$940,315		$693,800
Basic shares and earnings per average common share	470.2	$2.00	446.5	$1.55
Average dilutive effect of:
Stock options	1.3	(0.01)	1.1	—
Other equity plans	1.1	—	1.4	—
Equity forwards	1.8	(0.01)	4.6	(0.02)
Diluted shares and earnings per average common share	474.4	$1.98	453.6	$1.53

	For the Nine Months Ended September 30,
	2026		2025
	(Dollars In Thousands, Except Per Share Data; Shares in Millions)
		$/share		$/share
Consolidated net income	$1,824,194		$1,532,800
Less: Preferred dividend requirements of subsidiaries and noncontrolling interests	16,356		10,310
Net income attributable to Entergy Corporation	$1,807,838		$1,522,490
Basic shares and earnings per average common share	461.6	$3.92	438.7	$3.47
Average dilutive effect of:
Stock options	1.2	(0.01)	1.0	(0.01)
Other equity plans	1.2	(0.01)	1.5	(0.01)
Equity forwards	3.8	(0.04)	6.1	(0.05)
Diluted shares and earnings per average common share	467.8	$3.86	447.3	$3.40

Earnings per share dilution resulting from stock options outstanding and other equity plans is determined under the treasury stock method. The calculation of diluted earnings per share excluded 293,562 stock options outstanding for the three months ended September 30, 2026 and 366,136 stock options outstanding for the three months ended September 30, 2025 because their effect would have been antidilutive. The calculation of diluted earnings per share excluded 264,617 stock options outstanding for the nine months ended September 30, 2026 and 325,454 stock options outstanding for the nine months ended September 30, 2025 because their effect would have

Entergy Corporation and Subsidiaries
Notes to Financial Statements
been antidilutive. Until settlement of the forward sale agreements discussed in Note 7 to the financial statements in the Form 10-K and below in “Equity Distribution Program” and “Equity Forward Sale Agreements”, earnings per share dilution resulting from the agreements, if any, is determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sales price. The calculation of diluted earnings per share excluded 19,247,788 shares for the three months ended September 30, 2026 and 94,446 shares for the three months ended September 30, 2025 under forward sale agreements outstanding because their effect would have been antidilutive. The calculation of diluted earnings per share excluded 6,415,929 shares for the nine months ended September 30, 2026 and 901,408 shares for the nine months ended September 30, 2025 under forward sale agreements outstanding because their effect would have been antidilutive.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.64 for the three months ended September 30, 2026 and $0.60 for the three months ended September 30, 2025. Dividends declared per common share were $1.92 for the nine months ended September 30, 2026 and $1.80 for the nine months ended September 30, 2025.

Equity Distribution Program

See Note 7 to the financial statements in the Form 10-K for discussion of Entergy Corporation’s at the market equity distribution program. The following are updates to that discussion.

The aggregate number of shares of common stock sold under the equity distribution sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $4.5 billion. As of September 30, 2026, an aggregate gross sales price of approximately $2.8 billion has been sold under the at the market equity distribution program.

During the nine months ended September 30, 2026, Entergy Corporation physically settled its obligations under the following forward sale agreements:

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

During the nine months ended September 30, 2026, Entergy Corporation physically settled its obligations under the following forward sale agreements:

Effective Date of Forward Sale Agreements	Shares of Common Stock Issued	Gross Sales Price	Forward Sellers Fees	Forward Sale Price per Share	Cash Proceeds at Settlement
		(Dollars In Thousands, Except Per Share Data)
Forward sale agreements settled in June 2026:
March 2025	6,650,417	$555,310	$10,829	$82.09	$545,902

Forward sale agreements settled in September 2026:
March 2025	11,145,984	$930,690	$18,148	$81.91	$912,975

Entergy Corporation incurred approximately $0.3 million of common stock issuance costs associated with the June 2026 settlement and an aggregate amount of approximately $0.5 million associated with the September 2026 settlement. Entergy Corporation used the net proceeds for general corporate purposes including the repayment of commercial paper.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy Corporation’s common stock is higher than the average forward sale price.

Treasury Stock

During the nine months ended September 30, 2026, Entergy Corporation reissued 1,013,630 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2026.

Retained Earnings

On October 30, 2026, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.68 per share, payable on December 1, 2026 to holders of record as of November 13, 2026.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, July 1,	($1,090)	$34,438

Amounts reclassified from accumulated other comprehensive income (loss)	(1,998)	(4,083)
Net other comprehensive loss for the period	(1,998)	(4,083)

Ending balance, September 30,	($3,088)	$30,355

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, January 1,	($3,006)	$42,769

Amounts reclassified from accumulated other comprehensive income (loss)	(82)	(12,414)
Net other comprehensive loss for the period	(82)	(12,414)

Ending balance, September 30,	($3,088)	$30,355

The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the three months ended September 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, July 1,	$31,741	$50,555

Amounts reclassified from accumulated other comprehensive income	(1,087)	(1,818)
Net other comprehensive loss for the period	(1,087)	(1,818)

Ending balance, September 30,	$30,654	$48,737

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income for Entergy Louisiana for the nine months ended September 30, 2026 and 2025:

	Pension and Other Postretirement Plan Changes
	2026	2025
	(In Thousands)
Beginning balance, January 1,	$33,916	$53,658

Amounts reclassified from accumulated other comprehensive income	(3,262)	(4,921)
Net other comprehensive loss for the period	(3,262)	(4,921)

Ending balance, September 30,	$30,654	$48,737

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$946	$3,463	(a)
Amortization of net gain	1,670	2,265	(a)
Settlement loss	—	(405)	(a)
Total amortization and settlement loss	2,616	5,323
Income taxes	(618)	(1,240)	Income taxes
Total amortization and settlement loss (net of tax)	$1,998	$4,083

Total reclassifications for the period (net of tax)	$1,998	$4,083

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$2,838	$10,387	(a)
Amortization of net gain (loss)	(2,558)	7,367	(a)
Settlement loss	—	(405)	(a)
Total amortization and settlement loss	280	17,349
Income taxes	(198)	(4,935)	Income taxes
Total amortization and settlement loss (net of tax)	$82	$12,414

Total reclassifications for the period (net of tax)	$82	$12,414

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the three months ended September 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$308	$1,136	(a)
Amortization of net gain	1,148	1,406	(a)
Settlement loss	—	(106)	(a)
Total amortization and settlement loss	1,456	2,436
Income taxes	(369)	(618)	Income taxes
Total amortization and settlement loss (net of tax)	$1,087	$1,818

Total reclassifications for the period (net of tax)	$1,087	$1,818

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (AOCI) for Entergy Louisiana for the nine months ended September 30, 2026 and 2025 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2026	2025
	(In Thousands)
Pension and other postretirement plan changes
Amortization of prior service credit	$925	$3,408	(a)
Amortization of net gain	3,444	4,844	(a)
Settlement loss	—	(106)	(a)
Total amortization and settlement loss	4,369	8,146
Income taxes	(1,107)	(3,225)	Income taxes
Total amortization and settlement loss (net of tax)	$3,262	$4,921

Total reclassifications for the period (net of tax)	$3,262	$4,921

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3 billion and expires in June 2031. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  Although there were no borrowings under the facility for the nine months ended September 30, 2026, the estimated interest rate as of September 30, 2026 that would have been applied to outstanding borrowings under the facility was 5.40%. The following is a summary of the amounts outstanding and capacity available under the credit facility as of September 30, 2026:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of $2 billion.  As of September 30, 2026, Entergy Corporation had $105 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2026 was 4.05%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2026 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2026	Letters of Credit Outstanding as of September 30, 2026
Entergy Arkansas	April 2028	$25 million (b)	5.85%	$—	$—
Entergy Arkansas	June 2031	$300 million (c)	5.03%	$—	$—
Entergy Louisiana	June 2031	$400 million (c)	5.15%	$—	$—
Entergy Mississippi	June 2031	$300 million (c)	5.03%	$—	$—
Entergy New Orleans	June 2027	$25 million (c)	5.63%	$—	$—
Entergy Texas	June 2031	$300 million (c)	5.15%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of September 30, 2026 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each has one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. The following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2026:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2026 (a)
Entergy Arkansas	$100 million	0.78%	$59.2 million
Entergy Arkansas	$200 million	0.50%	$118.3 million
Entergy Louisiana	$125 million	0.78%	$118.1 million
Entergy Louisiana	$120 million	0.50%	$63.1 million (b)
Entergy Mississippi	$65 million	0.78%	$64.7 million (c)
Entergy Mississippi	$65 million	0.50%	$62.2 million
Entergy New Orleans	$1 million	1.625%	$0.5 million
Entergy Texas	$150 million	1.25%	$95.1 million
Entergy Texas	$160 million	1.05%	$—

(a)As of September 30, 2026, letters of credit posted with MISO covered financial transmission rights exposure of $3.2 million for Entergy Louisiana; $0.5 million for Entergy New Orleans; and $1.0 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of September 30, 2026, the letters of credit issued for Entergy Louisiana under this facility include $43.1 million in MISO letters of credit and $20.0 million in non-MISO letters of credit outstanding.
(c)As of September 30, 2026, the letters of credit issued for Entergy Mississippi under this facility include $63.4 million in MISO letters of credit and $1.3 million in non-MISO letters of credit outstanding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. As of September 30, 2026, the FERC-authorized short-term borrowing limits for Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy were effective through January 2027, and the FERC-authorized short-term borrowing limit for Entergy Arkansas was effective through February 2028. In October 2026, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy received FERC-authorized short-term borrowing limits effective from November 2026 through October 2028. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy system money pool and from other internal short-term borrowing arrangements.  The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and the other internal borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2026 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities, three of which previously provided for the issuance of commercial paper until such provisions relating to commercial paper were terminated in June 2026. The following is a summary of the nuclear fuel company VIE credit facilities as of September 30, 2026:

Company	Expiration Date	Amount of Facility	Weighted- Average Interest Rate on Borrowings	Amount Outstanding as of September 30, 2026
		(Dollars in Millions)
Entergy Arkansas VIE	June 2029	$80	4.75%	$—
Entergy Louisiana River Bend VIE	June 2029	$105	4.75%	$23.8
Entergy Louisiana Waterford VIE	June 2029	$105	4.74%	$67.8
System Energy VIE	June 2029	$120	4.77%	$37.9

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The nuclear fuel company VIEs had notes payable that were included in debt on the respective balance sheets as of September 30, 2026 as follows:

Company	Description	Amount
Entergy Arkansas VIE	5.54% Series O due May 2029	$70 million
Entergy Arkansas VIE	5.28% Series P due July 2031	$120 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	5.28% Series K due September 2031	$90 million
System Energy VIE	2.05% Series K due September 2027	$90 million
System Energy VIE	5.28% Series L due January 2029	$80 million

In accordance with regulatory treatment, interest on the nuclear fuel company VIEs’ debt arrangements, which currently include their credit facilities and long-term notes payable, is reported in fuel expense.

As of September 30, 2026, Entergy Louisiana and System Energy each had financing authorization from the FERC that extended through January 2027 for issuances by its nuclear fuel company VIEs, and Entergy Arkansas had financing authorization from the FERC that extended through February 2028 for issuances by its nuclear fuel company VIE. In October 2026, Entergy Arkansas, Entergy Louisiana, and System Energy obtained financing authorizations from the FERC that extend through October 2028.

Debt Issuances and Retirements

(Entergy Corporation)

In August 2026, Entergy Corporation issued $750 million of junior subordinated debentures due December 2056 (Series 2026A junior subordinated debentures) and $750 million of junior subordinated debentures due December 2058 (Series 2026B junior subordinated debentures). Entergy Corporation will pay interest at an annual rate of 6.500% through December 14, 2036 for the Series 2026A junior subordinated debentures and through December 14, 2033 for the Series 2026B junior subordinated debentures. Commencing on December 15, 2036 for the Series 2026A junior subordinated debentures and on December 15, 2033 for the Series 2026B junior subordinated debentures, the annual rate will equal the five-year treasury rate as of the most recent reset interest determination date plus 1.877% for the Series 2026A junior subordinated debentures and 2.030% for the 2026B junior subordinated debentures. Entergy Corporation used the proceeds to repay a portion of its outstanding commercial paper, to repay, at maturity, its $750 million of 2.95% senior notes due September 2026, and for general corporate purposes.

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

In July 2026 the Entergy Arkansas nuclear fuel company VIE issued $120 million of 5.28% Series P intermediate term secured notes due July 2031. The Entergy Arkansas nuclear fuel company VIE used the proceeds to repay, at maturity, its $90 million of 1.84% Series N intermediate term secured notes due July 2026 and expects to use the remaining funds to purchase additional nuclear fuel.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(Entergy Louisiana)

In January 2026, Entergy Louisiana redeemed, at maturity, $250 million of 4.44% Series mortgage bonds.

In February 2026, Entergy Louisiana issued $750 million of 4.90% Series mortgage bonds due April 2036 and $750 million of 5.65% Series mortgage bonds due April 2056. Entergy Louisiana has used or expects to use the proceeds, together with other funds, to finance construction of the Franklin Farms Power Station Units 1 and 2 project, the Waterford 5 Power Station project, and the Westlake Power Station project, to support storm restoration costs related to Winter Storm Fern, and for general corporate purposes.

In August 2026, Entergy Louisiana issued $500 million of 5.50% Series mortgage bonds due September 2036 and $500 million of 6.20% Series mortgage bonds due September 2056. Entergy Louisiana has used or expects to use the proceeds to finance construction of a portion or all of its capital plan, including the construction of any or all of the Richland Parish Units 1-4 project, the Pointe Coupee Units 1-3 project, the Waterford 5 Power Station project, the Franklin Farms Power Station Units 1 and 2 project, the Amite South transmission projects, the Westlake Power Station project, and battery energy storage systems, to repay, at maturity, its outstanding $400 million of 2.40% Series mortgage bonds due October 2026, and for general corporate purposes.

In September 2026, the Entergy Louisiana Waterford nuclear fuel company VIE issued $90 million of 5.28% Series K intermediate term secured notes due September 2031. The Entergy Louisiana Waterford nuclear fuel company VIE used the proceeds to repay, at maturity, its $70 million of 5.94% Series J intermediate term secured notes due September 2026 and expects to use the remaining funds to purchase additional nuclear fuel.

(Entergy Mississippi)

In March 2026, Entergy Mississippi issued $650 million of 5.05% Series mortgage bonds due April 2036. Entergy Mississippi has used or expects to use the proceeds, together with other funds, to finance construction of the Traceview Advanced Power Station and Vicksburg Advanced Power Station, to finance, on an interim basis, storm restoration costs related to Winter Storm Fern, and for general corporate purposes.

(Entergy New Orleans)

In May 2026, Entergy New Orleans issued $35 million of 5.91% Series mortgage bonds due June 2036 and $55 million of 6.65% Series mortgage bonds due June 2056. Entergy New Orleans used the proceeds to repay, at maturity, its $85 million of 4% Series mortgage bonds due June 2026 and for general corporate purposes.

(Entergy Texas)

In May 2026, Entergy Texas issued $425 million of 5.20% Series mortgage bonds due June 2036. Entergy Texas has used or expects to use the proceeds, together with other funds, to finance construction of the Orange County Advanced Power Station and the Lone Star Power Station, to repay, at maturity, its $130 million of 1.50% Series mortgage bonds due September 2026, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Fair Value

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of September 30, 2026 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$34,680,326	$30,559,050
Entergy Arkansas	$5,833,654	$4,924,561
Entergy Louisiana	$12,606,594	$10,976,437
Entergy Mississippi	$3,666,555	$3,151,934
Entergy New Orleans	$661,298	$612,753
Entergy Texas	$4,313,131	$3,756,229
System Energy	$1,173,454	$1,134,566

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy and the Registrant Subsidiaries as of December 31, 2025 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$30,277,161	$28,208,822
Entergy Arkansas	$5,423,604	$4,931,734
Entergy Louisiana	$10,366,835	$9,510,545
Entergy Mississippi	$3,021,324	$2,755,286
Entergy New Orleans	$656,849	$621,670
Entergy Texas	$4,030,188	$3,780,405
System Energy	$1,088,703	$1,104,007

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

In January 2026 the Board approved and Entergy granted long-term incentive awards in the form of options on 298,829 shares of its common stock under the 2019 Omnibus Incentive Plan with a fair value of $20.81 per option.  As of September 30, 2026, there were options on 2,971,677 shares of common stock outstanding with a weighted-average exercise price of $60.47.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted-average exercise price of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
stock options granted and Entergy Corporation’s common stock price as of September 30, 2026.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2026 was $115.3 million.

The following table includes financial information for stock options for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.4	$1.0	$4.2	$3.1
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.2	$1.0	$0.7
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.1	$0.5	$0.4	$1.5

Other Equity Awards

In January 2026 the Board approved and Entergy granted long-term incentive awards in the form of 461,708 restricted stock awards, 20,954 restricted stock units, and 195,692 performance units under the 2019 Omnibus Incentive Plan.  The restricted stock awards and restricted stock units were made effective on January 29, 2026, and were valued at $96.03 per share, which was the closing price of Entergy Corporation’s common stock on the grant date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date. The restricted stock units do not have voting rights and are not considered issued and outstanding shares of Entergy prior to vesting. One-third of the restricted stock units will vest upon each anniversary of the grant date and are paid in the form of shares of Entergy Corporation’s common stock. Dividend equivalents accrue on the restricted stock units and are converted to additional restricted stock units, which are subject to the same vesting schedule as the underlying restricted stock units. The restricted stock units are expensed ratably over the three-year vesting period.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$13.3	$9.7	$37.8	$29.1
Tax benefit recognized in Entergy’s consolidated net income	$3.3	$2.4	$9.3	$7.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$3.6	$5.0	$10.0	$14.5

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified net pension costs, including amounts capitalized, for the third quarters of 2026 and 2025, included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$23,078	$23,454
Interest cost on projected benefit obligation	56,047	58,145
Expected return on assets	(76,536)	(75,383)
Recognized net loss	13,956	13,086
Settlement charges	—	23,874
Asset transfer gain (a)	—	(5,780)
Net pension cost	$16,545	$37,396

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy’s qualified net pension costs, including amounts capitalized, for the nine months ended September 30, 2026 and 2025, included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$69,234	$70,688
Interest cost on projected benefit obligation	168,141	177,505
Expected return on assets	(229,608)	(225,943)
Recognized net loss	41,868	39,704
Settlement charges	—	23,874
Asset transfer gain (a)	—	(5,780)
Net pension cost	$49,635	$80,048

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified net pension costs, including amounts capitalized, for their current and former employees for the third quarters of 2026 and 2025, included the following components:

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

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

The Registrant Subsidiaries’ qualified net pension costs, including amounts capitalized, for their current and former employees for the nine months ended September 30, 2026 and 2025, included the following components:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,089	$15,960	$3,888	$795	$3,033	$3,978
Interest cost on projected benefit obligation	38,388	40,233	10,302	3,573	7,980	9,948
Expected return on assets	(53,475)	(56,724)	(14,835)	(5,007)	(11,337)	(14,052)
Recognized net loss	14,346	6,477	2,613	1,392	1,467	3,444
Net pension cost	$12,348	$5,946	$1,968	$753	$1,143	$3,318

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,239	$16,311	$3,904	$1,232	$3,056	$4,096
Interest cost on projected benefit obligation	41,208	43,755	11,059	4,907	8,863	10,667
Expected return on assets	(53,143)	(56,775)	(14,937)	(6,294)	(11,668)	(13,755)
Recognized net loss	13,753	6,903	2,394	1,533	1,362	3,182
Settlement charges	1,454	5,982	146	6,195	617	512
Asset transfer gain (a)	—	(2,472)	—	(1,934)	—	—
Net pension cost	$16,511	$13,704	$2,566	$5,639	$2,230	$4,702

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Non-Qualified Net Pension Cost

Entergy recognized $2.4 million and $6.1 million in pension cost for its non-qualified pension plans for the third quarters of 2026 and 2025, respectively. For the third quarter of 2026, there were no settlement charges related to the payment of lump sum benefits out of the plan. Reflected in the pension cost for non-qualified pension plans in the third quarter of 2025 were settlement charges of $3.6 million related to the payment of lump sum benefits out of the plan. Entergy recognized $7.2 million and $11.1 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, there were no settlement charges related to the payment of lump sum benefits out of the plan. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2025 were settlement charges of $3.6 million related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the third quarters of 2026 and 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2026	$12	$60	$108	$33	$123
2025	$46	$35	$301	$34	$39

The Registrant Subsidiaries recognized the following pension cost for their current and former employees for their non-qualified pension plans for the nine months ended September 30, 2026 and 2025:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2026	$38	$182	$209	$102	$369
2025	$140	$107	$481	$104	$117

For the third quarter of 2026, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. For the third quarter of 2025, there were settlement charges of $215 thousand for Entergy Mississippi included in the non-qualified pension costs above related to the payment of lump sum benefits out of the plan. For the nine months ended September 30, 2026, there were no settlement charges for the Registrant Subsidiaries related to the payment of lump sum benefits out of the plan. For the nine

Entergy Corporation and Subsidiaries
Notes to Financial Statements
months ended September 30, 2025, there were settlement charges of $215 thousand for Entergy Mississippi included in the non-qualified pension costs above related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefits Cost (Income)

Entergy’s net other postretirement benefits income, including amounts capitalized, for the third quarters of 2026 and 2025 included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$2,694	$2,702
Interest cost on accumulated postretirement benefit obligation (APBO)	9,597	9,447
Expected return on assets	(10,314)	(9,830)
Amortization of prior service credit	(1,585)	(5,661)
Recognized net gain	(2,877)	(3,679)
Settlement credit	—	(2,957)
Curtailment credit	—	(2,202)
Asset transfer loss (a)	—	13,725
Net other postretirement benefits cost (income)	($2,485)	$1,545

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy’s net other postretirement benefits cost (income), including amounts capitalized, for the nine months ended September 30, 2026 and 2025 included the following components:

	2026	2025
	(In Thousands)
Service cost - benefits earned during the period	$8,082	$8,216
Interest cost on APBO	28,791	28,827
Expected return on assets	(30,942)	(30,248)
Amortization of prior service credit	(4,755)	(17,101)
Recognized net gain	(1,074)	(11,419)
Settlement credit	—	(2,957)
Curtailment credit	—	(2,202)
Asset transfer loss (a)	—	13,725
Net other postretirement benefits cost (income)	$102	($13,159)

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ net other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the third quarters of 2026 and 2025 included the following components:

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

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

The Registrant Subsidiaries’ net other postretirement benefits cost (income), including amounts capitalized, for their current and former employees for the nine months ended September 30, 2026 and 2025 included the following components:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,653	$2,064	$477	$105	$387	$558
Interest cost on APBO	5,298	6,117	1,461	546	1,485	1,257
Expected return on assets	(13,122)	—	(4,122)	(3,774)	(7,584)	(2,166)
Amortization of prior service cost (credit)	522	(927)	(255)	—	(1,812)	27
Recognized net (gain) loss	(1,425)	(3,294)	(219)	(411)	291	135
Net other postretirement benefits cost (income)	($7,074)	$3,960	($2,658)	($3,534)	($7,233)	($189)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,715	$1,974	$486	$136	$476	$523
Interest cost on APBO	5,325	5,956	1,467	701	1,745	1,182
Expected return on assets	(12,675)	—	(3,983)	(3,955)	(7,355)	(2,107)
Amortization of prior service cost (credit)	1,572	(3,408)	(717)	(628)	(3,279)	(219)
Recognized net (gain) loss	(1,059)	(5,122)	(172)	(137)	460	(21)
Settlement credit	—	(1,014)	—	(1,345)	—	—
Curtailment credit	—	(1,094)	—	(268)	—	—
Asset transfer (gain) loss (a)	—	(2,541)	—	18,793	—	—
Net other postretirement benefits cost (income)	($5,122)	($5,249)	($2,919)	$13,297	($7,953)	($642)

(a)See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy Louisiana and Entergy New Orleans natural gas distribution businesses on July 1, 2025.

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2026 and 2025:

2026	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$1,008	($62)	$946
Amortization of net gain (loss)	(515)	2,273	(88)	1,670
	($515)	$3,281	($150)	$2,616
Entergy Louisiana
Amortization of prior service credit	$—	$308	$—	$308
Amortization of net gain (loss)	(86)	1,235	(1)	1,148
	($86)	$1,543	($1)	$1,456

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,494	($31)	$3,463
Amortization of net gain (loss)	(418)	2,786	(103)	2,265
Settlement loss	(167)	—	(238)	(405)
	($585)	$6,280	($372)	$5,323
Entergy Louisiana
Amortization of prior service credit	$—	$1,136	$—	$1,136
Amortization of net gain (loss)	(94)	1,500	—	1,406
Settlement loss	(106)	—	—	(106)
	($200)	$2,636	$—	$2,436

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2026 and 2025:

2026	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$3,024	($186)	$2,838
Amortization of net loss	(1,545)	(736)	(277)	(2,558)
	($1,545)	$2,288	($463)	$280
Entergy Louisiana
Amortization of prior service credit (cost)	$—	$926	($1)	$925
Amortization of net gain (loss)	(259)	3,706	(3)	3,444
	($259)	$4,632	($4)	$4,369

2025	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service credit (cost)	$—	$10,480	($93)	$10,387
Amortization of net gain (loss)	(1,240)	8,926	(319)	7,367
Settlement loss	(167)	—	(238)	(405)
	($1,407)	$19,406	($650)	$17,349
Entergy Louisiana
Amortization of prior service credit	$—	$3,408	$—	$3,408
Amortization of net gain (loss)	(276)	5,122	(2)	4,844
Settlement loss	(106)	—	—	(106)
	($382)	$8,530	($2)	$8,146

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

Employer Contributions

Based on current assumptions, Entergy expects to contribute $200 million to its qualified pension plans in 2026.  As of September 30, 2026, Entergy had contributed $123.4 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their current and former employees in 2026:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2026 pension contributions	$29,716	$41,599	$3,991	$3,304	$5,931	$13,249
Pension contributions made through September 2026	$17,954	$24,767	$2,681	$2,136	$3,713	$8,167
Remaining estimated pension contributions to be made in 2026	$11,762	$16,832	$1,310	$1,168	$2,218	$5,082

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes operating revenues and significant expense categories regularly provided to the chief operating decision maker for the Utility segment, a reconciliation of Utility operating revenues to Entergy’s consolidated operating revenues, and a reconciliation of Utility net income to consolidated net income and net income attributable to Entergy Corporation for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
Utility operating revenues	$4,352,903	$3,797,332	$11,036,664	$9,942,652

Reconciliation of revenues:
Other revenues (a)	12,265	14,709	39,800	45,157
Elimination of intersegment revenues	—	(22)	(32)	(67)
Consolidated operating revenues	4,365,168	3,812,019	11,076,432	9,987,742

Less Utility expenses and other items:
Fuel, fuel-related expenses, and gas purchased for resale	722,931	817,038	2,085,028	1,787,794
Purchased power	458,189	265,629	1,121,944	980,555
Other operation and maintenance expenses	825,274	763,966	2,246,439	2,139,736
Other regulatory charges (credits) - net	(20,968)	(23,815)	82,971	(96,615)
Other Utility items (b)	1,283,338	1,159,927	3,240,382	3,223,380
Utility net income	1,084,139	814,587	2,259,900	1,907,802

Reconciliation of net income:
Other loss	(69,974)	(42,982)	(226,334)	(152,032)
Elimination of intersegment profit	(68,596)	(73,181)	(209,372)	(222,970)
Consolidated net income	945,569	698,424	1,824,194	1,532,800
Preferred dividend requirements of subsidiaries and noncontrolling interests (c)	5,254	4,624	16,356	10,310
Net income attributable to Entergy Corporation	$940,315	$693,800	$1,807,838	$1,522,490

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the three months ended September 30, 2026 and 2025:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2026
Depreciation, amortization, and decommissioning	$611,098	$511	$—	$611,609
Interest and investment income	$163,875	$5,797	($69,376)	$100,296
Interest expense	$345,737	$90,598	($780)	$435,555
Income taxes	$299,272	($20,613)	$—	$278,659
2025
Asset write-offs, impairments, and related charges	$12,795	$—	$—	$12,795
Depreciation, amortization, and decommissioning	$580,980	$1,718	$—	$582,698
Interest and investment income	$177,587	$1,878	($73,375)	$106,090
Interest expense	$268,090	$56,983	($195)	$324,878
Income taxes	$223,065	($17,758)	$—	$205,307

The following table presents segment financial information for Entergy’s single reportable segment, Utility, and a reconciliation to the corresponding consolidated amounts for Entergy Corporation for the nine months ended September 30, 2026 and 2025:

	Utility	Parent & Other	Eliminations	Consolidated
	(In Thousands)
2026
Depreciation, amortization, and decommissioning	$1,815,591	$2,667	$—	$1,818,258
Interest and investment income	$690,722	$11,773	($211,481)	$491,014
Interest expense	$977,434	$250,223	($2,109)	$1,225,548
Income taxes	$559,600	($61,473)	$—	$498,127
Total assets as of September 30, 2026	$85,709,941	$846,026	($4,700,472)	$81,855,495
Total expenditures for additions to long-lived assets	$8,011,152	($654)	$—	$8,010,498
2025
Asset write-offs, impairments, and related charges	$12,795	$—	$—	$12,795
Depreciation, amortization, and decommissioning	$1,725,553	$5,169	$—	$1,730,722
Interest and investment income	$445,010	$5,712	($223,807)	$226,915
Interest expense	$796,254	$181,327	($838)	$976,743
Income taxes	$490,174	($46,427)	$—	$443,747
Total assets as of December 31, 2025	$75,726,104	$773,056	($4,608,430)	$71,890,730
Total expenditures for additions to long-lived assets	$5,725,533	$1,247	$—	$5,726,780

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

In 2025, Entergy Texas entered into interest rate swaps, accounted for as derivatives, to manage interest rate risks associated with Entergy Texas’s build-to-suit lease arrangement for the Legend Power Station. See Note 8 to the financial statements in the Form 10-K for further discussion of the build-to-suit lease arrangement for the Legend Power Station. These interest rate swaps are not designated as hedging instruments. Interest will be calculated as the sum of the Secured Overnight Financing Rate plus the blended spreads per the build-to-suit lease arrangement, compounded monthly, with one cash settlement per year over the approximate two year construction period. The notional volume of the hedge was calculated based on the expected costs for the Legend Power Station at the time Entergy Texas entered into the interest rate swaps. Changes in the fair value of these interest rate swaps are recognized each period, with gains and losses deferred as a regulatory asset or liability. The interest rate swaps run through January 31, 2028. The total notional volume is up to $1.1 billion for Entergy Texas as of September 30, 2026. Credit support for the swaps are covered by master agreements that do not require Entergy Texas to provide collateral based on mark-to-market values.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy manages fuel price volatility for Entergy Louisiana and Entergy Mississippi through the purchase of natural gas swaps that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi. The maximum length of time over which Entergy has executed natural gas swaps as of September 30, 2026 is 4.6 years for Entergy Louisiana and 6 months for Entergy Mississippi. The total volume of natural gas swaps outstanding as of September 30, 2026 is 26,101,900 MMBtu for Entergy, including 18,421,000 MMBtu for Entergy Louisiana and 7,680,900 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral. Prior to the sale of the Entergy New Orleans natural gas distribution business, Entergy also managed fuel price volatility related to projected winter purchases for gas distribution at Entergy New Orleans through the purchase of natural gas swaps. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans and Entergy Louisiana natural gas distribution businesses on July 1, 2025.

During the second quarter 2026, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2026 through May 31, 2027. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by the non-utility operations are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2026 is 94,397 GWh for Entergy, including 25,233 GWh for Entergy Arkansas, 38,735 GWh for Entergy Louisiana, 11,430 GWh for Entergy Mississippi, 4,008 GWh for Entergy New Orleans, and 14,539 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. No cash was required to be posted for financial transmission rights exposure for the Utility operating companies as of September 30, 2026 and December 31, 2025. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Louisiana, Entergy New Orleans, and Entergy Texas as of September 30, 2026 and for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas as of December 31, 2025. Credit support for financial transmission rights held by Entergy’s non-utility operations business may also be covered by cash and/or letters of credit. No cash or letters of credit were required to be posted for financial transmission rights exposure for the non-utility operations business as of September 30, 2026 and December 31, 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments not designated as hedging instruments on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)
		(In Millions)
2026
Assets:
Financial transmission rights	Prepayments and other	$51	($4)	$47

Interest rate swaps	Prepayments and other	$6	$—	$6

Natural gas swaps	Other deferred debits and other assets	$1	$—	$1

Interest rate swaps	Other deferred debits and other assets	$7	$—	$7

Liabilities:
Natural gas swaps	Other current liabilities	$4	$—	$4

2025
Assets:
Financial transmission rights	Prepayments and other	$27	$—	$27

Interest rate swaps	Prepayments and other	$1	$—	$1

Liabilities:
Natural gas swaps	Other current liabilities	$5	$—	$5

Interest rate swaps	Other non-current liabilities	$3	$—	$3

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $5 million as of September 30, 2026 and $2 million as of December 31, 2025

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($4)
Financial transmission rights	Purchased power expense	(b)	$62
Interest rate swaps	Interest expense	(c)	($5)

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
Financial transmission rights	Purchased power expense	(b)	$36

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for nine months ended September 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($2)
Financial transmission rights	Purchased power expense	(b)	$149
Interest rate swaps	Interest expense	(c)	($14)

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	Purchased power expense	(b)	$150

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

The fair values of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ balance sheets as of September 30, 2026 and December 31, 2025 are shown in the tables below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2026
Assets:
Financial transmission rights	Prepayments and other	$19.4	$—	$19.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$24.8	$—	$24.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.2	($1.5)	($1.3)	Entergy Mississippi
Financial transmission rights	Prepayments and other	$3.4	$—	$3.4	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.6	($2.8)	$0.8	Entergy Texas

Interest rate swaps	Prepayments and other	$6.4	$—	$6.4	Entergy Texas

Natural gas swaps	Other deferred debits and other assets	$0.9	$—	$0.9	Entergy Louisiana

Interest rate swaps	Other deferred debits and other assets	$7.3	$—	$7.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$0.5	$—	$0.5	Entergy Louisiana
Natural gas swaps	Other current liabilities	$3.1	$—	$3.1	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2025
Assets:
Financial transmission rights	Prepayments and other	$5.5	$—	$5.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$16.8	($0.1)	$16.7	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.4	$—	$0.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.8	$—	$1.8	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.3	($0.2)	$2.1	Entergy Texas

Interest rate swaps	Prepayments and other	$0.5	$—	$0.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.3	$—	$5.3	Entergy Mississippi

Interest rate swaps	Other non-current liabilities	$3.0	$—	$3.0	Entergy Texas

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)Excludes letters of credit posted with MISO to cover financial transmission rights exposure in the amount of $3.2 million for Entergy Louisiana, $0.5 million for Entergy New Orleans, and $1 million for Entergy Texas as of September 30, 2026 and in the amount of $0.1 million for Entergy Arkansas, $0.8 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, and $0.1 million for Entergy Texas as of December 31, 2025

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the three months ended September 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.3)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$22.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$21.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$10.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.8	(b)	Entergy Texas

Interest rate swaps	Interest expense	($5.1)	(c)	Entergy Texas

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.2)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$9.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$16.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$3.9	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of derivative instruments not designated as hedging instruments on the Registrant Subsidiaries’ income statements for the nine months ended September 30, 2026 and 2025 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2026
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.1)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$39.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$69.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$22.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$13.7	(b)	Entergy Texas

Interest rate swaps	Interest expense	($13.7)	(c)	Entergy Texas

2025
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.4)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$37.9	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$80.0	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$9.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$12.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$9.8	(b)	Entergy Texas
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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4,140	$—	$—	$4,140
Decommissioning trust funds (a):
Equity securities	65	—	—	65
Debt securities	1,035	1,375	—	2,410
Common trusts (b)				4,165
Securitization recovery trust account	10	—	—	10
Storm reserve escrow accounts	317	—	—	317
Financial transmission rights	—	—	47	47
Natural gas swaps	—	1	—	1
Interest rate swaps	—	13	—	13
	$5,567	$1,389	$47	$11,168

Liabilities:
Natural gas swaps	$4	$—	$—	$4

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,883	$—	$—	$1,883
Decommissioning trust funds (a):
Equity securities	51	—	—	51
Debt securities	905	1,297	—	2,202
Common trusts (b)				4,048
Securitization recovery trust account	1	—	—	1
Storm reserve escrow accounts	309	—	—	309
Financial transmission rights	—	—	27	27
Interest rate swaps	—	1	—	1
	$3,149	$1,298	$27	$8,522

Liabilities:
Natural gas swaps	$5	$—	$—	$5
Interest rate swaps	—	3	—	3
	$5	$3	$—	$8

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2026 and 2025:

	2026	2025
	(In Millions)
Balance as of July 1,	$64	$48
Gains included as a regulatory liability/asset	45	18
Settlements	(62)	(36)
Balance as of September 30,	$47	$30

The following table sets forth a reconciliation of changes in the net assets for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2026 and 2025:

	2026	2025
	(In Millions)
Balance as of January 1,	$27	$20
Issuances of financial transmission rights	81	49
Gains included as a regulatory liability/asset	88	111
Settlements	(149)	(150)
Balance as of September 30,	$47	$30

The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Entergy Arkansas

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$617.0	$—	$—	$617.0
Decommissioning trust funds (a):
Equity securities	28.8	—	—	28.8
Debt securities	335.5	338.5	—	674.0
Common trusts (b)				1,202.6
Financial transmission rights	—	—	19.4	19.4
	$981.3	$338.5	$19.4	$2,541.8

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$268.5	$—	$—	$268.5
Decommissioning trust funds (a):
Equity securities	20.0	—	—	20.0
Debt securities	251.9	362.1	—	614.0
Common trusts (b)				1,182.3
Financial transmission rights	—	—	5.5	5.5
	$540.4	$362.1	$5.5	$2,090.3
Entergy Louisiana

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2,281.1	$—	$—	$2,281.1
Decommissioning trust funds (a):
Equity securities	35.1	—	—	35.1
Debt securities	434.5	648.1	—	1,082.6
Common trusts (b)				1,794.9
Storm reserve escrow account	241.3	—	—	241.3
Financial transmission rights	—	—	24.8	24.8
Natural gas swaps	0.4	0.5	—	0.9
	$2,992.4	$648.6	$24.8	$5,460.7

Liabilities:
Natural gas swaps	$0.5	$—	$—	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$776.7	$—	$—	$776.7
Decommissioning trust funds (a):
Equity securities	22.8	—	—	22.8
Debt securities	373.2	619.4	—	992.6
Common trusts (b)				1,738.4
Storm reserve escrow account	235.0	—	—	235.0
Financial transmission rights	—	—	16.7	16.7
	$1,407.7	$619.4	$16.7	$3,782.2

Entergy Mississippi

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$614.1	$—	$—	$614.1

Liabilities:
Natural gas swaps	$3.1	$—	$—	$3.1
Financial transmission rights	—	—	1.3	1.3
	$3.1	$—	$1.3	$4.4

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$341.5	$—	$—	$341.5
Financial transmission rights	—	—	0.4	0.4
	$341.5	$—	$0.4	$341.9

Liabilities:
Natural gas swaps	$5.3	$—	$—	$5.3

Entergy New Orleans

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$79.1	$—	$—	$79.1
Storm reserve escrow account	75.8	—	—	75.8
Financial transmission rights	—	—	3.4	3.4
	$154.9	$—	$3.4	$158.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$110.2	$—	$—	$110.2
Storm reserve escrow account	73.8	—	—	73.8
Financial transmission rights	—	—	1.8	1.8
	$184.0	$—	$1.8	$185.8

Entergy Texas

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$412.5	$—	$—	$412.5
Securitization recovery trust account	9.9	—	—	9.9
Financial transmission rights	—	—	0.8	0.8
Interest rate swaps	—	13.7	—	13.7
	$422.4	$13.7	$0.8	$436.9

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$274.9	$—	$—	$274.9
Securitization recovery trust account	1.5	—	—	1.5
Financial transmission rights	—	—	2.1	2.1
Interest rate swaps	—	0.5	—	0.5
	$276.4	$0.5	$2.1	$279.0

Liabilities:
Interest rate swaps	$—	$3.0	$—	$3.0

System Energy

2026	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.4	$—	$—	$31.4
Decommissioning trust funds (a):
Equity securities	1.5	—	—	1.5
Debt securities	265.1	388.5	—	653.6
Common trusts (b)				1,167.3
	$298.0	$388.5	$—	$1,853.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2025	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$8.6	$—	$—	$8.6
Debt securities	280.5	314.5	—	595.0
Common trusts (b)				1,127.1
	$289.1	$314.5	$—	$1,730.7

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2026.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1, 2026	$23.8	$32.1	$0.7	$4.0	$3.1
Gains included as a regulatory liability/asset	17.6	14.4	8.8	1.1	3.5
Settlements	(22.0)	(21.7)	(10.8)	(1.7)	(5.8)
Balance as of September 30, 2026	$19.4	$24.8	($1.3)	$3.4	$0.8

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of financial transmission rights classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2026.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2026	$5.5	$16.7	$0.4	$1.8	$2.1
Issuances of financial transmission rights	26.3	41.7	1.5	6.2	5.0
Gains (losses) included as a regulatory liability/asset	27.0	36.3	19.5	(1.5)	7.4
Settlements	(39.4)	(69.9)	(22.7)	(3.1)	(13.7)
Balance as of September 30, 2026	$19.4	$24.8	($1.3)	$3.4	$0.8

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

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2026 on equity securities still held as of September 30, 2026 were ($8) million and $339 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds that are

Entergy Corporation and Subsidiaries
Notes to Financial Statements
designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale debt securities held as of September 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$2,410	$2,202
Unrealized gains	$462	$28
Unrealized losses	$167	$45

As of September 30, 2026 and December 31, 2025, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $2,577 million as of September 30, 2026 and $2,219 million as of December 31, 2025.  As of September 30, 2026, available-for-sale debt securities had an average coupon rate of approximately 4.33%, an average duration of approximately 6.13 years, and an average maturity of approximately 10.61 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,910	$102	$361	$3
More than 12 months	424	65	549	42
Total	$2,334	$167	$910	$45

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$47	$31
1 year - 5 years	779	649
5 years - 10 years	703	645
10 years - 15 years	170	188
15 years - 20 years	312	218
20 years+	399	471
Total	$2,410	$2,202

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$208	$223	$576	$712
Realized gains	$—	$2	$1	$4
Realized losses	$7	$3	$15	$11

During the three and nine months ended September 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of September 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$674.0	$614.0
Unrealized gains	$—	$7.5
Unrealized losses	$53.6	$14.2

The amortized cost of available-for-sale debt securities was $727.5 million as of September 30, 2026 and $620.7 million as of December 31, 2025.  As of September 30, 2026, the available-for-sale debt securities had an average coupon rate of approximately 3.90%, an average duration of approximately 6.00 years, and an average maturity of approximately 8.30 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2026 on equity securities still held as of September 30, 2026 were ($7.0) million and $94.3 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$495.3	$29.2	$89.1	$0.6
More than 12 months	168.0	24.4	211.1	13.6
Total	$663.3	$53.6	$300.2	$14.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$23.1	$27.7
1 year - 5 years	208.1	140.2
5 years - 10 years	259.0	256.8
10 years - 15 years	51.7	69.1
15 years - 20 years	98.4	61.4
20 years+	33.7	58.8
Total	$674.0	$614.0

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$3.6	$15.0	$14.6	$15.0
Realized gains	$—	$0.1	$0.1	$0.1
Realized losses	$0.2	$0.1	$0.3	$0.1

During the three and nine months ended September 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of September 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$1,082.6	$992.6
Unrealized gains	$0.2	$13.0
Unrealized losses	$65.1	$15.0

The amortized cost of available-for-sale debt securities was $1,147.4 million as of September 30, 2026 and $994.6 million as of December 31, 2025.  As of September 30, 2026, the available-for-sale debt securities had an average coupon rate of approximately 4.53%, an average duration of approximately 6.37 years, and an average maturity of approximately 11.70 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2026 on equity securities still held as of September 30, 2026 were $4.2 million and $151.9 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$908.6	$46.4	$179.8	$1.6
More than 12 months	136.8	18.7	196.6	13.4
Total	$1,045.4	$65.1	$376.4	$15.0

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$13.1	$0.9
1 year - 5 years	307.9	259.0
5 years - 10 years	289.1	227.7
10 years - 15 years	91.6	93.6
15 years - 20 years	145.8	110.9
20 years+	235.1	300.5
Total	$1,082.6	$992.6

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$101.1	$120.8	$290.7	$302.3
Realized gains	$0.1	$1.0	$0.7	$1.2
Realized losses	$3.3	$1.9	$9.4	$5.9

During the three and nine months ended September 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale debt securities held as of September 30, 2026 and December 31, 2025 are summarized as follows:

	2026	2025
	(In Millions)
Fair value	$653.6	$595.0
Unrealized gains	$0.2	$7.4
Unrealized losses	$48.5	$16.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The amortized cost of available-for-sale debt securities was $701.7 million as of September 30, 2026 and $603.7 million as of December 31, 2025.  As of September 30, 2026, the available-for-sale debt securities had an average coupon rate of approximately 4.44%, an average duration of approximately 5.85 years, and an average maturity of approximately 11.24 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2026 on equity securities still held as of September 30, 2026 were ($4.8) million and $93.1 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds that are designed to approximate or somewhat exceed the return of the Wilshire 4500 Index. The debt securities are generally held in individual government and credit issuances.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2026 and December 31, 2025:

	2026		2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$505.6	$26.4	$91.9	$1.1
More than 12 months	119.1	22.1	141.7	15.1
Total	$624.7	$48.5	$233.6	$16.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2026 and December 31, 2025 were as follows:

	2026	2025
	(In Millions)
Less than 1 year	$10.3	$2.2
1 year - 5 years	263.3	249.8
5 years - 10 years	155.0	160.3
10 years - 15 years	26.4	25.5
15 years - 20 years	68.0	46.2
20 years+	130.6	111.0
Total	$653.6	$595.0

The following table summarizes proceeds from the dispositions of available-for-sale debt securities and the related gains and losses from the sales during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Millions)
Proceeds from disposition of securities	$104.2	$87.3	$270.9	$394.9
Realized gains	$—	$1.2	$0.6	$2.6
Realized losses	$3.4	$0.6	$5.5	$4.6

During the three and nine months ended September 30, 2026 and 2025, gross gains and gross losses related to available-for-sale debt securities were reclassified out of other regulatory liabilities/assets into earnings.

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

Income Tax Audits

2019-2021 IRS Audit

Entergy and the Registrant Subsidiaries anticipate the resolution of the IRS audit of the 2019 through 2021 tax years and expect to record the effects of the adjustments associated with such audit by the end of 2026 or in early 2027. As discussed in Note 3 to the financial statements in the Form 10-K, the resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits. Entergy may file amended income tax returns for post-2021 tax years, as considered necessary, depending on the outcome of the 2019-2021 IRS audit.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In September 2026, Entergy Arkansas, Entergy Louisiana, and System Energy transferred the 2025 nuclear production tax credits to third parties and received cash of $99.2 million, $55.8 million, and $68.8 million, respectively, resulting in total Entergy cash receipts of $223.8 million. The proceeds from the transfers reflected a market-based discount. In accordance with the Unit Power Sales Agreement and the MSS-4 replacement tariff, portions of the net proceeds from the transfers of the nuclear production tax credits were paid by Entergy Arkansas, Entergy Louisiana, and System Energy to the buyers of energy and capacity under those wholesale agreements in October 2026. In addition, Entergy Arkansas transferred its 2025 solar production tax credits to a third party and received cash of approximately $32.1 million in October 2026. The monetized value of these solar production tax credits, net of applicable expenses, is expected to be addressed in retail rates in accordance with applicable regulatory mechanisms.

Arkansas Corporate Income Tax Rate Change

In May 2026 the State of Arkansas enacted a corporate income tax rate reduction from 4.3% to 4.1%, effective January 1, 2027. As a result of the rate reduction, Entergy Arkansas recorded a regulatory liability for income taxes of approximately $16 million. The regulatory liability includes both the excess deferred income taxes and the associated tax gross-up required under the retail and wholesale ratemaking formulas.

Amortization of Tax Gross-up on Customer Advances

Amortization of tax gross-up on customer advances, including customer advances for construction, was $43.5 million for Entergy, $7.0 million for Entergy Arkansas, $25.9 million for Entergy Louisiana, $9.1 million for Entergy Mississippi, and $1.5 million for Entergy Texas for the three months ended September 30, 2026 and $20.8 million for Entergy, $2.1 million for Entergy Arkansas, $14.8 million for Entergy Louisiana, $2.6 million for Entergy Mississippi, and $1.3 million for Entergy Texas for the three months ended September 30, 2025. Amortization of tax gross-up on customer advances, including customer advances for construction, was $106.7 million for Entergy, $11.2 million for Entergy Arkansas, $68.4 million for Entergy Louisiana, $24.9 million for Entergy Mississippi, and $2.2 million for Entergy Texas for the nine months ended September 30, 2026 and $45.4 million for Entergy, $3.4 million for Entergy Arkansas, $28.2 million for Entergy Louisiana, $10.2 million for Entergy Mississippi, and $3.6 million for Entergy Texas for the nine months ended September 30, 2025. Amortization of tax gross-up on customer advances is included in miscellaneous – net in other income on the income statement.

NOTE 11.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of VIEs. See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities, commercial paper borrowings, and long-term debt. See Note 6 to the financial statements in the Form 10-K for discussion of noncontrolling interests.

Restoration Law Trust I (the storm trust I), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of September 30, 2026 and December 31, 2025, the primary asset held by the storm trust I was $2.5 billion and $2.7 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust I is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $26.6 million as of September 30, 2026 and $27.1 million as of December 31, 2025.

Restoration Law Trust II (the storm trust II), a trust consolidated by Entergy Louisiana, is a VIE and Entergy Louisiana is the primary beneficiary. As of September 30, 2026 and December 31, 2025, the primary asset

Entergy Corporation and Subsidiaries
Notes to Financial Statements
held by the storm trust II was $1.3 billion and $1.3 billion, respectively, of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheets of Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust II is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Louisiana, with balances of $13.5 million as of September 30, 2026 and $13.1 million as of December 31, 2025.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $17.2 million in each of the nine months ended September 30, 2026 and the nine months ended September 30, 2025.

AR Searcy Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. As of September 30, 2026, AR Searcy Partnership, LLC recorded assets equal to $121.1 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $110.3 million. As of December 31, 2025, AR Searcy Partnership, LLC recorded assets equal to $124.4 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113.1 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Arkansas.

MS Sunflower Partnership, LLC is a tax equity partnership that qualifies as a VIE, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. As of September 30, 2026, MS Sunflower Partnership, LLC recorded assets equal to $149.3 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $132.5 million. As of December 31, 2025, MS Sunflower Partnership, LLC recorded assets equal to $154.5 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $134.9 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest on the consolidated balance sheets of Entergy and Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 12.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Utility:
Residential	$1,839,163	$1,572,450
Commercial	1,027,754	924,677
Industrial	1,084,736	1,014,161
Governmental	81,083	75,715
Total billed retail	4,032,736	3,587,003

Sales for resale (a)	117,344	109,255
Other electric revenues (b)	192,283	74,638
Revenues from contracts with customers	4,342,363	3,770,896
Other Utility revenues (c)	10,540	26,281
Electric revenues	4,352,903	3,797,177

Natural gas revenues	—	155

Other revenues (d)	12,265	14,687

Total operating revenues	$4,365,168	$3,812,019

Entergy’s total revenues for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Utility:
Residential	$4,142,673	$3,776,790
Commercial	2,598,723	2,379,782
Industrial	3,087,769	2,734,181
Governmental	222,565	209,156
Total billed retail	10,051,730	9,099,909

Sales for resale (a)	355,468	307,585
Other electric revenues (b)	601,249	384,875
Revenues from contracts with customers	11,008,447	9,792,369
Other Utility revenues (c)	28,217	37,619
Electric revenues	11,036,664	9,829,988

Natural gas revenues	—	112,664

Other revenues (d)	39,768	45,090

Total operating revenues	$11,076,432	$9,987,742

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the three months ended September 30, 2026 and 2025 were as follows:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$433,133	$605,615	$304,422	$120,857	$375,136
Commercial	210,943	372,351	219,663	68,340	156,457
Industrial	253,968	538,987	94,711	8,657	188,413
Governmental	5,702	23,649	19,296	22,843	9,593
Total billed retail	903,746	1,540,602	638,092	220,697	729,599
Sales for resale (a)	43,834	92,827	47,149	21,186	6,604
Other electric revenues (b)	36,915	101,374	37,714	215	17,408
Revenues from contracts with customers	984,495	1,734,803	722,955	242,098	753,611
Other revenues (c)	3,057	4,068	2,473	2,007	(1,083)
Electric revenues	987,552	1,738,871	725,428	244,105	752,528
Natural gas revenues	—	—	—	—	—
Total operating revenues	$987,552	$1,738,871	$725,428	$244,105	$752,528

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$359,366	$543,879	$241,786	$107,461	$319,958
Commercial	184,715	351,663	181,937	64,068	142,294
Industrial	229,183	560,165	62,651	8,064	154,098
Governmental	5,739	24,034	16,688	21,156	8,098
Total billed retail	779,003	1,479,741	503,062	200,749	624,448
Sales for resale (a)	60,582	117,807	43,811	20,427	2,950
Other electric revenues (b)	21,882	31,191	12,673	(2,783)	13,018
Revenues from contracts with customers	861,467	1,628,739	559,546	218,393	640,416
Other revenues (c)	2,596	4,311	17,586	1,897	(125)
Electric revenues	864,063	1,633,050	577,132	220,290	640,291
Natural gas revenues	—	147	—	8	—
Total operating revenues	$864,063	$1,633,197	$577,132	$220,298	$640,291

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the nine months ended September 30, 2026 and 2025 were as follows:

2026	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$931,129	$1,423,653	$707,861	$259,496	$820,534
Commercial	501,252	978,803	541,827	175,588	401,253
Industrial	621,056	1,701,017	246,279	21,613	497,804
Governmental	15,192	69,537	51,621	60,032	26,183
Total billed retail	2,068,629	4,173,010	1,547,588	516,729	1,745,774
Sales for resale (a)	121,393	300,017	139,577	74,283	15,914
Other electric revenues (b)	130,062	285,156	114,289	10,196	65,575
Revenues from contracts with customers	2,320,084	4,758,183	1,801,454	601,208	1,827,263
Other revenues (c)	7,251	11,128	7,240	5,096	(2,546)
Electric revenues	2,327,335	4,769,311	1,808,694	606,304	1,824,717
Natural gas revenues	—	—	—	—	—
Total operating revenues	$2,327,335	$4,769,311	$1,808,694	$606,304	$1,824,717

2025	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Residential	$846,238	$1,330,410	$600,669	$246,430	$753,043
Commercial	457,800	921,779	464,863	169,822	365,518
Industrial	552,803	1,596,175	163,625	21,518	400,060
Governmental	14,869	69,324	44,921	58,342	21,700
Total billed retail	1,871,710	3,917,688	1,274,078	496,112	1,540,321
Sales for resale (a)	181,842	338,599	133,621	34,343	10,542
Other electric revenues (b)	114,822	140,122	62,684	7,804	63,469
Revenues from contracts with customers	2,168,374	4,396,409	1,470,383	538,259	1,614,332
Other revenues (c)	6,887	4,091	22,333	4,737	(461)
Electric revenues	2,175,261	4,400,500	1,492,716	542,996	1,613,871
Natural gas revenues	—	44,307	—	68,357	—
Total operating revenues	$2,175,261	$4,444,807	$1,492,716	$611,353	$1,613,871

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

Most of Entergy’s contracts are on demand, with customer bills that vary each month based on an approved tariff and usage. Certain retail customers, primarily large industrial customers from various industries, have electric service agreements that include a fixed amount of consideration to be paid through the end of a contract term longer than one year. As of September 30, 2026, the amount of revenues related to this fixed consideration that Entergy expects to recognize over the remaining contract terms, extending through 2048, was $9,680 million for Entergy, including $4,702 million for Entergy Arkansas, $1,977 million for Entergy Louisiana, $2,553 million for Entergy Mississippi, and $448 million for Entergy Texas. These contracts also require variable payments based on the actual amount of energy service, which are recognized as revenue as Entergy has the right to bill the customer for services performed.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2026 evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2026 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Results of Operations

Net Income

Third Quarter 2026 Compared to Third Quarter 2025

Net income increased $71.4 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses and higher interest expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net income increased $53.8 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by higher interest expense, higher other operation and maintenance expenses, and higher depreciation and amortization expenses.

Operating Revenues

Third Quarter 2026 Compared to Third Quarter 2025

Following is an analysis of the change in operating revenues comparing the third quarter 2026 to the third quarter 2025:

Amount
(In Millions)
2025 operating revenues	$864.1
Fuel, rider, and other revenues that do not significantly affect net income	(0.9)
Retail electric price	68.2
Volume/weather	56.2
2026 operating revenues	$987.6

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales and an increase in weather-adjusted residential usage.

Total electric energy sales for Entergy Arkansas for the three months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	2,734	2,357	16
Commercial	1,851	1,724	7
Industrial	3,443	3,380	2
Governmental	49	59	(17)
Total retail	8,077	7,520	7
Sales for resale:
Associated companies	273	592	(54)
Non-associated companies	660	1,336	(51)
Total	9,010	9,448	(5)

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Amount
(In Millions)
2025 operating revenues	$2,175.3
Fuel, rider, and other revenues that do not significantly affect net income	(16.3)
Retail electric price	122.9
Volume/weather	45.4
2026 operating revenues	$2,327.3

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales and an increase in industrial usage, partially offset by a decrease in weather-adjusted commercial

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily primary metals customers.

Total electric energy sales for Entergy Arkansas for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	6,371	6,242	2
Commercial	4,486	4,377	2
Industrial	9,819	8,986	9
Governmental	133	147	(10)
Total retail	20,809	19,752	5
Sales for resale:
Associated companies	697	1,688	(59)
Non-associated companies	2,144	3,792	(43)
Total	23,650	25,232	(6)

See Note 12 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Third Quarter 2026 Compared to Third Quarter 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $5.1 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $3.7 million in non-nuclear generation expenses primarily due to a higher scope of work in 2026 as compared to 2025;
•an increase of $2.2 million in compensation and benefits costs primarily due to higher healthcare claims activity; and
•several individually insignificant items.

Taxes other than income taxes decreased primarily due to an increase in ad valorem tax accruals for the 2025 tax year as a result of updated tax rates received in third quarter 2025.

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

Other income increased primarily due to an increase of $4.9 million in the amortization of tax gross-up on customer advances, including customer advances for construction.

Interest expense increased primarily due to the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026, and $4.2 million in carrying costs in third

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits. The increase was partially offset by the repayment of $600 million of 3.5% Series mortgage bonds in February 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $22.5 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $8.9 million in compensation and benefits costs primarily due to higher healthcare claims activity, the timing of the recognition of prescription drug rebates, and a larger revision to estimated incentive-based compensation expense in 2025;
•an increase of $4.5 million in non-nuclear generation expenses primarily due to a higher scope of work performed in 2026 as compared to 2025; and
•several individually insignificant items.

The increase was partially offset by:

•a decrease of $10.5 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•a decrease of $5.4 million in insurance expense primarily due to higher nuclear insurance refunds; and
•a decrease of $5.1 million in loss provisions.

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

Other income increased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of decommissioning trust funds in first quarter 2026;
•an increase of $8.3 million in interest earned on money pool investments; and
•an increase of $7.8 million in the amortization of tax gross-up on customer advances, including customer advances for construction.

Interest expense increased primarily due to:

•the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;
•the issuance of $300 million of 5.45% Series mortgage bonds in May 2025; and
•$12.2 million in carrying costs in 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by the repayment of $600 million of 3.5% Series mortgage bonds in February 2026.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Income Taxes

The effective income tax rate was 22.3% for the third quarter 2026. The difference in the effective income tax rate for the third quarter 2026 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, partially offset by the amortization of excess accumulated deferred income taxes as a result of tax rate changes and certain book and tax differences related to utility plant items.

The effective income tax rate was 20.5% for the nine months ended September 30, 2026. The difference in the effective income tax rate for the nine months ended September 30, 2026 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes as a result of tax rate changes and certain book and tax differences related to utility plant items, substantially offset by the accrual for state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$275,570	$4,747

Net cash provided by (used in):
Operating activities	947,675	1,081,700
Investing activities	(1,296,773)	(896,720)
Financing activities	696,842	286,679
Net increase in cash and cash equivalents	347,744	471,659

Cash and cash equivalents at end of period	$623,314	$476,406

Operating Activities

Net cash flow provided by operating activities decreased $134.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the receipt of $99.2 million in proceeds from the transfer of 2025 nuclear production tax credits to third parties in 2026 as compared to the receipt of $160.2 million in proceeds from the transfer of 2024 nuclear and solar production tax credits to third parties in 2025. See Note 3 to the financial statements in the Form

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
10-K and Note 10 to the financial statements herein for discussion of the nuclear and solar production tax credits;
•higher ad valorem tax payments as a result of the timing of payments in 2026 as compared to 2025;
•an increase of $31.7 million in spending on nuclear refueling outage costs in 2026 as compared to 2025; and
•an increase of $22.1 million in interest paid.

The decrease was partially offset by:

•higher collections from customers;
•the receipt of $104.5 million in advance payments related to customer agreements in 2026, including $84.9 million in customer advances and $19.6 million in tax gross-up on customer advances for construction; and
•the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $400.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•an increase of $538 million in non-nuclear generation construction expenditures primarily due to higher spending on the Jefferson Power Station project, the Ironwood Power Station project, and the Arkansas Cypress Solar project;
•an increase of $41.8 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2026; and
•an increase of $16.5 million in cash used as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by:

•money pool activity;
•a decrease of $43.1 million in capital expenditures related to storm restoration primarily due to lower spending on minor storms in 2026 as compared to 2025, partially offset by an increase due to Winter Storm Fern restoration efforts in 2026. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026;
•a decrease of $37 million in cash collateral posted to support Entergy Arkansas’s obligations to MISO in 2026; and
•a decrease of $20.3 million in decommissioning trust fund investment activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased $2.6 million for the nine months ended September 30, 2026 compared to increasing by $120.3 million for the nine months ended September 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $410.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•the issuances of $500 million of 5.75% Series mortgage bonds and $500 million of 4.95% Series mortgage bonds, each in January 2026;

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•a capital contribution of $200 million received from Entergy Corporation in 2026 in order to maintain Entergy Arkansas’s capital structure;
•the issuance of $120 million of 5.28% Series P notes by the Entergy Arkansas nuclear fuel company variable interest entity in July 2026;
•an increase of $94.6 million in net customer advances for construction related to transmission, distribution, and generator interconnection agreements; and
•money pool activity.

The increase was partially offset by:

•the repayment of $600 million of 3.5% Series mortgage bonds in February 2026;
•the issuance of $300 million of 5.45% Series mortgage bonds in May 2025;
•the repayment of $90 million of 1.84% Series N notes by the Entergy Arkansas nuclear fuel company variable interest entity in July 2026; and
•net repayments of $13.7 million in 2026 as compared to net long-term borrowings of $1.6 million in 2025 on the nuclear fuel company variable interest entity’s credit facility.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $15.2 million for the nine months ended September 30, 2025.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to net income in 2026 and a capital contribution of $200 million received from Entergy Corporation in 2026, partially offset by the net issuance of long-term debt in 2026.

	September 30, 2026	December 31, 2025
Debt to capital	52.4%	53.7%
Effect of subtracting cash	(2.8%)	(1.3%)
Net debt to net capital (non-GAAP)	49.6%	52.4%

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

Entergy Arkansas is developing its capital investment plan for 2027 through 2030 and currently anticipates making the following construction and other capital investments during that period:

	2027	2028	2029	2030
	(In Millions) (a)
Planned construction and capital investments:
Generation	$2,055	$1,360	$725	$440
Transmission	270	275	190	145
Distribution	340	375	340	310
Utility Support	70	70	60	60
Total	$2,735	$2,080	$1,315	$955

(a)Amounts exclude expenditures expected to be funded through customer advances for construction.

In addition to routine capital spending to maintain operations, the capital plan for Entergy Arkansas includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Arkansas’s portfolio, as well as to support customer growth, including Ironwood Power Station, Jefferson Power Station, Arkansas Cypress Solar, the White Bluff Unit 1 fuel conversion, and battery energy storage systems; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability and customer experience; transmission spending to improve reliability while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental policies and actions, including trade-related governmental actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, environmental regulations, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Arkansas is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and governmental policies and actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, on its current and planned capital projects, including project delays, modifications, and cost increases.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
(In Thousands)
$24,279	$21,715	$120,316	($15,190)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $300 million scheduled to expire in June 2031. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2028.  The $300 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2026, there were no cash borrowings under either credit facility and no letters of credit outstanding under the $300 million credit facility. In addition, Entergy Arkansas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
September 30, 2026, $177.5 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2029.  As of September 30, 2026, there were no loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for discussion of the nuclear fuel company variable interest entity credit facility.

Jefferson Power Station

As discussed in the Form 10-K, in August 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of Jefferson Power Station, an approximately 754 MW natural gas-fired combined cycle combustion turbine facility to be located in Jefferson County, Arkansas. The estimated cost of the project is $1,602 million. In January 2026 the APSC issued its order finding that Entergy Arkansas had demonstrated a need for the resource but had not met its burden with respect to supporting the prudence of the costs to construct the resource. The APSC acknowledged that the costs would be greater if Entergy Arkansas waited to pursue the resource. The APSC authorized Entergy Arkansas to proceed with Jefferson Power Station as a strategic investment with estimated costs set at a benchmark, which the APSC erroneously believed reflected the current cost estimate but was, in fact, $90 million below the cost presented. In its January 2026 order, the APSC also approved Entergy Arkansas’s recovery of the costs of constructing Jefferson Power Station through the Generating Arkansas Jobs Act rider. Additionally, in its January 2026 order, the APSC found that Entergy Arkansas should conduct all-source competitive solicitations for future generation additions, with limited exceptions where Entergy Arkansas believes that a specific solicitation should be restricted to a certain resource and provides a detailed explanation to the APSC supporting this belief, which the APSC later determined in its March 2026 order is a narrow exception. In February 2026, Entergy Arkansas filed for rehearing seeking to correct the benchmark. In March 2026 the APSC issued an order denying Entergy Arkansas’s petition and maintained the benchmark, although costs over the benchmark were not found to be disallowed. Also in its March 2026 order, the APSC ordered Entergy Arkansas to submit a draft of an all-source request for proposals within thirty days of the order, which Entergy Arkansas filed in April 2026. Also in March 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of its construction costs, as required by the APSC order. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s cost independent monitor proposals for three pending resources, including Jefferson Power Station, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties, and the APSC approved Entergy Arkansas’s independent monitor proposal in September 2026. The facility is expected to be in service by the end of 2029.

Special Rate Contract and Arkansas Cypress Solar

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking approval of a long-term special rate contract between Altitude Capital, LLC, a subsidiary of Alphabet Inc. (Google) and Entergy Arkansas for the sale of electricity to a new large-scale data center in West Memphis, Arkansas. In December 2025 the APSC issued an order approving the special rate contract but denying the requested ratemaking treatment of Google’s upfront payments and deferring a decision on the treatment under the contract pricing providing for the deferral and amortization of the investment tax credits from the Arkansas Cypress Solar facility (discussed below). Also in December 2025, Entergy Arkansas filed a petition with the APSC regarding these findings, noting that they would require renegotiation of the special rate contract. In January 2026 the APSC issued an order maintaining its position on the ratemaking treatment of Google’s upfront payments but reversing itself on the treatment of the Arkansas Cypress Solar facility investment tax credits and allowing those to be used in the pricing of the Arkansas Cypress Solar facility to Google as provided for in the contract. In October 2026, Entergy Arkansas filed for approval of an amendment to the special rate contract regarding the expansion and

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
acceleration of Google’s project in West Memphis. Subject to APSC approval, investments proposed under the amended contract included a 250 MW battery energy storage system to be located at the Driver Solar facility in Mississippi County, Arkansas (Driver Solar battery energy storage system), a 100 MW battery energy storage system to be located adjacent to the existing Arklahoma substation near the in-progress Ironwood Power Station in Hot Spring County, Arkansas (Jones Mill battery energy storage system), a 440 MW solar power purchase agreement from the Big Island Solar facility, and related transmission upgrades and facilities. A procedural schedule has been set with a hearing scheduled for January 2027.

As discussed in the Form 10-K, in September 2025, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Arkansas Cypress Solar facility, a planned 600 MW solar photovoltaic array with a 350 MW battery energy storage system and associated transmission facilities interconnecting at Entergy Arkansas’s White Bluff substation. The estimated cost of the project is $1,602 million. In March 2026 the APSC approved the Arkansas Cypress Solar facility and Entergy Arkansas’s recovery of the costs of the facility through the Generating Arkansas Jobs Act rider. The APSC also ordered implementation of an independent monitor to oversee costs. In April 2026, Entergy Arkansas filed with the APSC its proposal for an independent monitor to oversee the reasonableness of costs. In April 2026 the APSC issued an order consolidating Entergy Arkansas’s independent monitor proposals for three pending resources, including the Arkansas Cypress Solar facility, into a single docket and directing parties with full intervention status to respond to the proposals and recommend independent monitor candidates. No alternative recommendations were made by the other parties, and the APSC approved Entergy Arkansas’s independent monitor proposal in September 2026. The facility is expected to be in service by the end of 2028.

In October 2026, Entergy Arkansas filed an application with the APSC seeking a certificate of environmental compatibility and public need for the construction and operation of the Driver Solar battery energy storage system and the Jones Mill battery energy storage system. The battery energy storage systems are being developed to help support the expansion and acceleration of Google’s project in West Memphis. The estimated cost of the Driver Solar battery energy storage system is $389.4 million, and the estimated cost of the Jones Mill battery energy storage system is $161.2 million. Pending receipt of APSC approval, each battery energy storage system is expected to be in service in 2028.

White Bluff Unit 1 Fuel Conversion

In August 2026, Entergy Arkansas filed an application with the APSC seeking a certificate of convenience and necessity or, in the alternative, a certificate of environmental compatibility and public need for the conversion of White Bluff Unit 1 to operate on natural gas. White Bluff Unit 1 is one of two coal-burning generating units at the White Bluff Steam Electric Station facility, which provides dispatchable capacity of approximately 1,659 MW. The estimated cost of the project is $301.3 million, which Entergy Arkansas proposes to recover through the Generating Arkansas Jobs Act rider. In September 2026 the APSC general staff filed testimony opposing the conversion, criticizing Entergy Arkansas’s demonstration of need and asserting that a prior APSC order required Entergy Arkansas to have performed a market test on the conversion. Entergy Arkansas filed a motion seeking a declaratory order to gain procedural clarity from the APSC regarding the interpretation of its prior order. In October 2026 the APSC found Entergy Arkansas’s interpretation of the prior order to be correct and granted Entergy Arkansas’s motion for declaratory order. In October 2026, Entergy Arkansas filed rebuttal testimony addressing the APSC general staff’s recommendations and misinterpretation of key forecast and modeling information. The APSC general staff’s surrebuttal testimony was filed in October 2026. Pending receipt of APSC approval, construction is expected to begin in 2028 and continue through mid 2029.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2026 Base Rate Case

In February 2026, Entergy Arkansas filed with the APSC a general change in rates, charges, and tariffs. The filing requested a base rate increase to recover a base rate revenue deficiency of $44.6 million and notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015. The primary drivers of the revenue deficiency were increased depreciation expense and the impact of net capital additions. Additionally, the filing requested a 9.90% return on common equity and increased depreciation rates as the result of a depreciation study. In March 2026 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas. In June 2026 the APSC established a procedural schedule with an evidentiary hearing scheduled to begin in November 2026, and in July 2026 a number of intervenors moved to modify the schedule to conduct additional discovery. Entergy Arkansas opposed the motion in part based on the voluminous discovery conducted to date. In August 2026 the APSC general staff and intervenors filed responsive testimony recommending rate reductions comprised primarily of adjustments to the return on common equity, capital structure, depreciation, working capital, vegetation management, and incentive compensation. In September 2026, Entergy Arkansas filed rebuttal testimony addressing each of the proposed adjustments and supporting its update to actuals, made in accordance with APSC rules, resulting in a reduced base rate revenue deficiency of $28.6 million. In October 2026 the APSC general staff and intervenors filed their last round of testimony, and Entergy Arkansas filed its final round of responsive testimony, which included a revised base rate revenue deficiency of $28.9 million. Also in October 2026, Entergy Arkansas, the APSC general staff, and an intervenor filed a joint motion with the APSC requesting approval of a settlement agreement in the base rate case proceeding. The settlement agreement proposes, among other items: (1) no change in retail revenues as a result of a settlement base rate revenue deficiency of zero; (2) an authorized return on common equity of 9.7%; (3) a capital structure of 47.5% equity and 52.5% debt; and (4) adjustments to depreciation rates reflecting changes to the useful lives of certain assets and net salvage curves. In addition, the settlement includes an acceleration of an estimated credit to customers, resulting from the netting adjustment for the 2026 historical year. That netting adjustment would normally be provided as part of the 2027 evaluation report and included in rates effective January 1, 2028. The settlement proposes that the credit would be included in formula rate plan rates beginning January 1, 2027. Following the filing of the October 2026 joint motion with the APSC, the APSC issued an order clarifying that, because the settlement agreement is not unanimous, the hearing currently scheduled for November 2026 will not be conducted solely as a settlement hearing and directing Entergy Arkansas to file additional information to allow the APSC to fully evaluate the settlement agreement.

2026 Formula Rate Plan Filing

In July 2026, Entergy Arkansas filed with the APSC its 2026 formula rate plan filing to set its formula rate for the 2027 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings and a netting adjustment for the 2025 historical year. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2025 historical year was 8.8%, resulting in a $47.2 million formula rate plan revenue increase to produce a 9.65% earned rate of return on common equity. When combined with 2025 historical year formula rate plan revenues of $56.0 million, the total proposed revenue change for the 2025 historical year netting adjustment is a reduction of $8.8 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Entergy Arkansas’s revenue requirement in this filing did not exceed the constraint. In second quarter 2026, Entergy Arkansas recorded a regulatory liability of $8.8 million to reflect the amount of the 2025 historical year netting adjustment that it

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
collected from customers during the 2025 rate effective period. In October 2026, Entergy Arkansas and the APSC staff filed a joint motion requesting to cancel the hearing scheduled for November 2026, and, as there are no contested issues between the parties to the proceeding, requesting the APSC decide this matter consistent with the pleadings and testimony in the record.

Generating Arkansas Jobs Act Rider

In March 2026, Entergy Arkansas filed its first annual update to the Generating Arkansas Jobs Act rider, requesting recovery of $110.4 million of financing costs during construction of generation and transmission strategic investments related to Ironwood Power Station, Jefferson Power Station, and the Arkansas Cypress Solar facility. The revised rates were requested to be effective with the first billing cycle of June 2026. In April 2026 the APSC general staff filed testimony arguing that the APSC had not issued an order designating Ironwood Power Station as a strategic investment and that related costs should therefore be removed from the annual update. Also in April 2026, Entergy Arkansas filed testimony asserting that the APSC general staff’s position is contrary to the plain language of the statute, which includes an exception for facilities like Ironwood Power Station that were certified by the APSC within a certain timeframe. A hearing was held in April 2026. In June 2026 the APSC approved Entergy Arkansas’s annual update, and rates became effective June 4, 2026.

Production Tax Credit Tariffs

As discussed in Note 3 to the financial statements in the Form 10-K, in January 2026 the APSC opened a docket to investigate the sale of Entergy Arkansas’s nuclear production tax credits and the appropriate ratemaking treatment of production tax credits for all of Entergy Arkansas’s eligible resources, including how the proceeds of any sales should flow through to customers. For nuclear production tax credits, Entergy Arkansas proposed a nuclear production tax credit rider, which would provide for the immediate flow through to customers of the weighted average cost of capital return on the net proceeds of the monetized nuclear production tax credits. Recognizing that the timing and determination from the IRS is uncertain, the nuclear production tax credit rider also proposes that, if there is an unfavorable IRS determination, Entergy Arkansas would collect applicable costs from customers. As directed by the APSC, in February 2026, Entergy Arkansas submitted a compliance filing to the APSC verifying the status of the solar production tax credits. The filing also verified that the net proceeds from the sale of the nuclear production tax credits were recorded in FERC accounts that are accruing a return for customers’ benefit at a rate that is above the customer deposit rate. Subsequently, in March 2026, Entergy Arkansas filed testimony setting forth its proposal for the solar production tax credits. Specifically, Entergy Arkansas requested the same ratemaking treatment for all of the solar facilities that the APSC already approved for Walnut Bend (i.e., the total net monetized proceeds from production tax credits expected to be generated over the first ten years of a solar facility’s operation are estimated and then amortized over the expected useful life of the asset, which is typically 30 years). Additionally, consistent with prior orders for these resources, the regulatory liabilities associated with the net cash proceeds from monetized solar production tax credits will be included in Entergy Arkansas’s calculation of its weighted average cost of capital providing a return on the unamortized balance for the benefit of customers. Further, Entergy Arkansas proposes to flow the benefits of the solar production tax credits to customers through Entergy Arkansas’s formula rate plan, effective with the formula rate plan rates that will go into effect January 1, 2027. Entergy Arkansas’s proposal would result in the benefits of the production tax credits being passed through to customers, if approved, as reductions in revenue requirement evenly over the life of the assets, rather than only during the 10-year period in which the production tax credits are generated. In April 2026 the APSC general staff filed testimony proposing an amortization period of no more than 15 years for the monetized proceeds for the tax credits associated with the West Memphis Solar and Driver Solar facilities. An evidentiary hearing was initiated in July 2026 and completed in August 2026.

Energy Cost Recovery Rider

In March 2026, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01333 per kWh to $0.01508 per kWh.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$987,552	$864,063	$2,327,335	$2,175,261

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	88,706	111,248	217,853	271,900
Purchased power	96,709	73,737	242,533	197,648
Nuclear refueling outage expenses	13,449	10,770	37,191	32,019
Other operation and maintenance	223,537	203,797	597,478	555,825
Decommissioning	26,788	25,359	79,337	74,969
Taxes other than income taxes	47,091	52,953	129,635	124,364
Depreciation and amortization	122,840	118,005	366,209	348,394
Other regulatory charges (credits) - net	(12,960)	(11,323)	59,206	(24,203)
TOTAL	606,160	584,546	1,729,442	1,580,916

OPERATING INCOME	381,392	279,517	597,893	594,345

OTHER INCOME
Allowance for equity funds used during construction	3,835	6,838	13,867	16,455
Interest and investment income	20,812	19,566	139,966	47,946
Miscellaneous - net	4,586	(2,366)	6,117	(8,691)
TOTAL	29,233	24,038	159,950	55,710

INTEREST EXPENSE
Interest expense	73,896	60,819	222,076	177,619
Allowance for borrowed funds used during construction	(1,914)	(3,234)	(6,873)	(7,929)
TOTAL	71,982	57,585	215,203	169,690

INCOME BEFORE INCOME TAXES	338,643	245,970	542,640	480,365

Income taxes	75,513	54,230	111,391	102,909

NET INCOME	263,130	191,740	431,249	377,456

Net income (loss) attributable to noncontrolling interest	15	(752)	488	(2,832)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$263,115	$192,492	$430,761	$380,288

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$431,249	$377,456
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	512,100	489,931
Deferred income taxes, tax credits, and non-current taxes accrued	245,602	290,262
Changes in assets and liabilities:
Receivables	(158,746)	(100,623)
Fuel inventory	(2,522)	(3,462)
Accounts payable	43,189	62,799
Taxes accrued	(49,365)	2,797
Interest accrued	34,233	32,550
Deferred fuel costs	(137,909)	(49,533)
Other working capital accounts	(25,675)	(2,310)
Provisions for estimated losses	3,621	1,729
Other regulatory assets	74,827	(22,707)
Other regulatory liabilities	29,691	160,749
Customer advances - non-current	84,900	—
Pension and other postretirement funded status	(27,845)	(28,104)
Other assets and liabilities	(109,675)	(129,834)
Net cash flow provided by operating activities	947,675	1,081,700
INVESTING ACTIVITIES
Construction expenditures	(1,279,787)	(721,721)
Allowance for equity funds used during construction	13,867	16,455
Payment for purchase of plant and assets	(263)	(3,517)
Nuclear fuel purchases	(121,250)	(81,859)
Proceeds from sale of nuclear fuel	63,453	40,601
Proceeds from nuclear decommissioning trust fund sales	458,301	101,314
Investment in nuclear decommissioning trust funds	(465,507)	(128,792)
Changes in money pool receivable - net	(2,564)	(120,316)
Other	36,977	1,115
Net cash flow used in investing activities	(1,296,773)	(896,720)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,401,252	402,018
Retirement of long-term debt	(999,317)	(101,218)
Capital contribution from parent	200,000	—
Change in money pool payable - net	—	(15,190)
Customer advances received for construction	268,541	95,876
Customer advances used for construction	(169,181)	(91,068)
Other	(4,453)	(3,739)
Net cash flow provided by financing activities	696,842	286,679

Net increase in cash and cash equivalents	347,744	471,659
Cash and cash equivalents at beginning of period	275,570	4,747
Cash and cash equivalents at end of period	$623,314	$476,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$165,122	$143,065
Income taxes - net (includes proceeds from the transfer of production tax credits to third parties of $99,153 in 2026 and $160,179 in 2025)	($99,153)	($160,179)
Noncash investing activities:
Accrued construction expenditures	$81,360	$55,510

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$6,284	$7,048
Temporary cash investments	617,030	268,522
Total cash and cash equivalents	623,314	275,570
Accounts receivable:
Customer	307,055	164,296
Allowance for doubtful accounts	(8,215)	(7,303)
Associated companies	52,357	43,859
Other	71,422	87,029
Accrued unbilled revenues	160,071	130,950
Total accounts receivable	582,690	418,831
Deferred fuel costs	165,613	27,704
Fuel inventory - at average cost	41,904	39,382
Materials and supplies	449,570	430,662
Deferred nuclear refueling outage costs	45,747	36,718
Prepayments and other	81,530	98,975
TOTAL	1,990,368	1,327,842

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,905,389	1,816,331
Other	790	793
TOTAL	1,906,179	1,817,124

UTILITY PLANT
Electric	17,455,062	17,022,476
Construction work in progress	1,319,724	621,218
Nuclear fuel	220,618	302,706
TOTAL UTILITY PLANT	18,995,404	17,946,400
Less - accumulated depreciation and amortization	6,768,910	6,585,693
UTILITY PLANT - NET	12,226,494	11,360,707

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,669,021	1,743,848
Other	251,970	221,381
TOTAL	1,920,991	1,965,229

TOTAL ASSETS	$18,044,032	$16,470,902

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$690,000
Accounts payable:
Associated companies	67,836	103,411
Other	367,242	346,541
Customer deposits	142,335	136,587
Taxes accrued	65,628	114,993
Interest accrued	73,942	39,709
Other	76,997	56,083
TOTAL	793,980	1,487,324

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,082,155	1,846,713
Accumulated deferred investment tax credits	23,967	24,868
Regulatory liability for income taxes - net	441,762	422,740
Other regulatory liabilities	1,054,729	1,044,060
Customer advances	94,900	10,000
Decommissioning	1,856,499	1,791,372
Accumulated provisions	89,160	85,539
Long-term debt	5,833,654	4,733,604
Other	432,324	314,495
TOTAL	11,909,150	10,273,391

Commitments and Contingencies

EQUITY
Member's equity	5,330,130	4,699,369
Noncontrolling interest	10,772	10,818
TOTAL	5,340,902	4,710,187

TOTAL LIABILITIES AND EQUITY	$18,044,032	$16,470,902

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2024	$15,168	$4,448,837	$4,464,005

Net income (loss)	(1,191)	87,714	86,523
Distributions to noncontrolling interest	(181)	—	(181)
Balance at March 31, 2025	13,796	4,536,551	4,550,347

Net income (loss)	(889)	100,082	99,193
Distributions to noncontrolling interest	(275)	—	(275)
Balance at June 30, 2025	12,632	4,636,633	4,649,265

Net income (loss)	(752)	192,492	191,740
Distributions to noncontrolling interest	(460)	—	(460)
Balance at September 30, 2025	$11,420	$4,829,125	$4,840,545

Balance at December 31, 2025	$10,818	$4,699,369	$4,710,187

Net income	590	82,111	82,701
Distributions to noncontrolling interest	(79)	—	(79)
Balance at March 31, 2026	11,329	4,781,480	4,792,809

Net income (loss)	(117)	85,535	85,418
Capital contribution from parent	—	200,000	200,000
Distributions to noncontrolling interest	(131)	—	(131)
Balance at June 30, 2026	11,081	5,067,015	5,078,096

Net income	15	263,115	263,130
Distributions to noncontrolling interest	(324)	—	(324)
Balance at September 30, 2026	$10,772	$5,330,130	$5,340,902

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

Results of Operations

Net Income

Third Quarter 2026 Compared to Third Quarter 2025

Net income increased $94.1 million primarily due to higher retail electric price, higher volume/weather, higher other income, and higher revenues resulting from the return on construction work in progress for certain utility plant investments. The increase was partially offset by higher interest expense, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher taxes other than income taxes.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net income increased $128.4 million primarily due to higher retail electric price, higher revenues resulting from the return on construction work in progress for certain utility plant investments, higher volume/weather, higher other income, and a lower effective income tax rate. The increase was partially offset by higher interest expense, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher taxes other than income taxes.

Operating Revenues

Third Quarter 2026 Compared to Third Quarter 2025

Following is an analysis of the change in operating revenues comparing the third quarter 2026 to the third quarter 2025:

Amount
(In Millions)
2025 operating revenues	$1,633.2
Fuel, rider, and other revenues that do not significantly affect net income	(79.0)
Retail electric price	95.7
Volume/weather	54.0
Return on construction work in progress for certain utility plant investments	35.0
2026 operating revenues	$1,738.9

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

The retail electric price variance is primarily due to:

•an increase in formula rate plan rates effective September 2026;
•a decrease in formula rate plan revenues for a two-month period beginning September 2025 resulting from earnings above the authorized return on common equity for the 2024 test year; and
•increases in the resilience plan cost recovery rider effective March 2026 and September 2026.

See Note 2 to the financial statements herein for discussion of the resilience plan cost recovery rider filings and the 2025 formula rate plan proceeding and Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan proceeding.

The volume/weather variance is primarily due to an increase in weather-adjusted residential and commercial usage and the effect of more favorable weather on residential and commercial sales.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related construction costs are incurred.

Total electric energy sales for Entergy Louisiana for the three months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	5,028	4,546	11
Commercial	3,438	3,297	4
Industrial	9,338	9,442	(1)
Governmental	200	213	(6)
Total retail	18,004	17,498	3
Sales for resale:
Associated companies	1,123	2,064	(46)
Non-associated companies	383	257	49
Total	19,510	19,819	(2)

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Amount
(In Millions)
2025 operating revenues	$4,444.8
Fuel, rider, and other revenues that do not significantly affect net income	83.7
Retail electric price	133.3
Return on construction work in progress for certain utility plant investments	78.2
Volume/weather	73.6
Effect of sale of natural gas distribution business	(44.3)
2026 operating revenues	$4,769.3

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

The retail electric price variance is primarily due to:

•an increase in formula rate plan rates effective September 2026;
•a decrease in formula rate plan revenues for a two-month period beginning September 2025 resulting from earnings above the authorized return on common equity for the 2024 test year; and
•increases in the resilience plan cost recovery rider effective March 2025, March 2026, and September 2026.

See Note 2 to the financial statements herein for discussion of the resilience plan cost recovery rider filings and the 2025 formula rate plan proceeding and Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan proceeding.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related construction costs are incurred.

The volume/weather variance is primarily due to increases in industrial and residential usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily petroleum refining, chlor-alkali, and petrochemicals customers, and an increase in demand from co-generation customers.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Louisiana for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	11,463	11,299	1
Commercial	8,723	8,615	1
Industrial	28,199	27,159	4
Governmental	588	611	(4)
Total retail	48,973	47,684	3
Sales for resale:
Associated companies	4,034	5,045	(20)
Non-associated companies	891	652	37
Total	53,898	53,381	1

See Note 12 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Third Quarter 2026 Compared to Third Quarter 2025

Other operation and maintenance expenses increased primarily due to:

•a $17.5 million gain, recorded in third quarter 2025, resulting from the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy Louisiana’s natural gas distribution business;
•an increase of $7.7 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $5 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•several individually insignificant items.

The increase was partially offset by the expensing of $10.8 million of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and evaluate an alternative transmission solution. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for discussion of the Bayou Power Station project.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, an increase in FERC jurisdictional depreciation rates effective January 2026, and increases in nuclear depreciation rates effective September 2025 and September 2026 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement.

Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Other income increased primarily due to:

•an increase of $15.4 million in interest earned on money pool investments;
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026, including the Amite South transmission projects;
•an increase of $11.1 million in the amortization of tax gross-up on customer advances, including customer advances for construction; and
•changes in decommissioning trust fund activity, including portfolio rebalancing of the River Bend decommissioning trust fund in third quarter 2026.

The increase was partially offset by a decrease of $4.6 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for discussion of the storm cost securitizations.

Interest expense increased primarily due to:

•an increase of $23 million in carrying costs on customer advances, including customer advances for construction;
•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026;
•the issuances of $500 million of 5.50% Series mortgage bonds and $500 million of 6.20% Series mortgage bonds, each in August 2026; and
•$4.2 million in carrying costs in third quarter 2026 on retained net proceeds from the monetization of nuclear production tax credits.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2026, including the Amite South transmission projects.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Other operation and maintenance expenses increased primarily due to:

•a $17.5 million gain, recorded in third quarter 2025, resulting from the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy Louisiana’s natural gas distribution business;
•an increase of $16.3 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $11.6 million in compensation and benefits costs primarily due to a larger revision to estimated incentive-based compensation expense in 2025, higher healthcare claims activity, and the timing of the recognition of prescription drug rebates;
•an increase of $8.5 million in nuclear generation expenses primarily due to a higher scope of work performed in 2026 as compared to 2025;
•an increase of $6 million in energy efficiency expenses primarily due to the timing of recovery from customers; and
•several individually insignificant items.

The increase was partially offset by the expensing of $10.8 million of project costs associated with the Bayou Power Station project following Entergy Louisiana’s election in third quarter 2025 to cancel the project and evaluate an alternative transmission solution and a decrease of $7.4 million in loss provisions. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for discussion of the Bayou Power Station project.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, an increase in FERC jurisdictional depreciation rates effective January 2026, and increases in nuclear depreciation rates effective September 2025 and September 2026 in accordance with the global stipulated settlement agreement approved by the LPSC in August 2024. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement.

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
•an increase of $40.2 million in the amortization of tax gross-up on customer advances, including customer advances for construction;
•an increase of $25.1 million in interest earned on money pool investments; and
•an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026, including the Amite South transmission projects.

The increase was partially offset by a $17.1 million true-up in 2025 of Entergy Louisiana's MISO cost recovery mechanism over-recovery balance to the 2024 formula rate plan filing, which was filed with the LPSC in May 2025, and a decrease of $13.6 million in affiliated dividend income from affiliated preferred membership interests related to storm cost securitizations. See Note 2 to the financial statements in the Form 10-K for discussion of the 2024 formula rate plan filing and the storm cost securitizations.

Interest expense increased primarily due to:

•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026;
•an increase of $45.8 million in carrying costs on customer advances, including customer advances for construction;
•$12.3 million in carrying costs in 2026 on retained net proceeds from the monetization of nuclear production tax credits; and
•the issuances of $500 million of 5.50% Series mortgage bonds and $500 million of 6.20% Series mortgage bonds, each in August 2026.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2026, including the Amite South transmission projects, and lower interest expense due to the repayment of $250 million of 4.44% Series mortgage bonds in January 2026.

Income Taxes

The effective income tax rates were 19.7% for the third quarter 2026 and 17.8% for the nine months ended September 30, 2026. The differences in the effective income tax rates for the third quarter 2026 and the nine months ended September 30, 2026 versus the federal statutory rate of 21% were primarily due to the book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes as a result of tax rate changes, book and tax differences

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items, partially offset by the accrual for state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$776,961	$327,102

Net cash provided by (used in):
Operating activities	2,672,963	1,762,375
Investing activities	(3,740,742)	(2,021,195)
Financing activities	2,572,647	307,958
Net increase in cash and cash equivalents	1,504,868	49,138

Cash and cash equivalents at end of period	$2,281,829	$376,240

Operating Activities

Net cash flow provided by operating activities increased $910.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•an increase of $906.8 million in receipts of advance payments related to customer agreements, including $803.5 million in customer advances and $103.3 million in tax gross-up on customer advances for construction;
•higher collections from customers;
•a decrease of $39.2 million in spending on nuclear refueling outage costs in 2026 as compared to 2025; and
•a decrease of $31.5 million in interest paid.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The increase was partially offset by:

•the receipt of $55.8 million in proceeds from the transfer of 2025 nuclear production tax credits to third parties in 2026 as compared to the receipt of $146.4 million in proceeds from the transfer of 2024 nuclear production tax credits to third parties in 2025. See Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for discussion of the nuclear production tax credits;
•higher fuel and purchased power payments. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors; and
•an increase of $13 million in non-capital storm spending primarily due to Winter Storm Fern restoration efforts in 2026. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026.

Investing Activities

Net cash flow used in investing activities increased $1,719.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•an increase of $1,249.3 million in non-nuclear generation construction expenditures primarily due to higher spending on the Richland Parish Power Station Units 1-4 project, the Waterford 5 Power Station project, the Westlake Power Station project, the Pointe Coupee Units 1-3 project, and the Waterford 6 Power Station project;
•an increase of $475.6 million in transmission construction expenditures primarily due to higher capital expenditures as a result of higher spending on the Amite South transmission projects and on various other transmission projects in 2026;
•the receipt of $203 million in proceeds from the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy Louisiana’s natural gas distribution business on July 1, 2025;
•an increase of $152.8 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern restoration efforts in 2026. See “Winter Storm Fern” above for discussion of storm restoration efforts in 2026; and
•the receipt of $33.5 million from the storm reserve escrow account in 2025. See Note 2 to the financial statements in the Form 10-K for a discussion of the storm reserve funds.

The increase was partially offset by:

•a decrease of $125.2 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2026;
•cash collateral of $37 million posted to support Entergy Louisiana's obligations to MISO in 2025, of which $32.8 million was returned by MISO to Entergy Louisiana in 2026;
•payments totaling $41.4 million to Entergy Texas for the transfer of assets related to the Segno Solar and Votaw Solar facilities to Entergy Louisiana in 2025;
•money pool activity;
•a decrease of $24 million in cash used as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•a decrease of $18.9 million in decommissioning trust fund investment activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased $26.6 million for the nine months ended September 30, 2026 compared to increasing by $64.8 million for the nine months ended September 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements,

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $2,264.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•the issuances of $750 million of 5.65% Series mortgage bonds and $750 million of 4.90% Series mortgage bonds, each in February 2026;
•the issuances of $500 million of 5.50% Series mortgage bonds and $500 million of 6.20% Series mortgage bonds, each in August 2026;
•$546 million in common equity distributions paid in 2025 in order to maintain Entergy Louisiana’s capital structure. No common equity distributions were paid in 2026;
•the repayment of $190 million of 3.78% Series mortgage bonds in March 2025; and
•the repayment of $110 million of 3.78% Series mortgage bonds in March 2025.

The increase was partially offset by:

•the issuance of $750 million of 5.80% Series mortgage bonds in January 2025;
•the repayment of $250 million of 4.44% Series mortgage bonds in January 2026; and
•net repayments of $2.4 million in 2026 compared to net long-term borrowings of $82.2 million in 2025 on the nuclear fuel company variable interest entities’ credit facilities.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the net issuance of long-term debt in 2026, partially offset by net income in 2026.

	September 30, 2026	December 31, 2025
Debt to capital	49.4%	46.6%
Effect of subtracting cash	(5.0%)	(2.0%)
Net debt to net capital (non-GAAP)	44.4%	44.6%

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

Entergy Louisiana is developing its capital investment plan for 2027 through 2030 and currently anticipates making the following construction and other capital investments during that period:

	2027	2028	2029	2030
	(In Millions) (a)
Planned construction and capital investments:
Generation	$8,460	$8,060	$6,670	$5,075
Transmission	1,595	1,415	950	570
Distribution	910	545	610	535
Utility Support	105	65	75	80
Total	$11,070	$10,085	$8,305	$6,260

(a)Amounts exclude expenditures expected to be funded through customer advances for construction.

In addition to routine capital spending to maintain operations, the capital plan for Entergy Louisiana includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Louisiana’s portfolio, as well as to support customer growth, including Segno Solar, Votaw Solar, Bogalusa West Solar, Cypress Harvest Solar, Franklin Farms Power Station Units 1 and 2, Waterford 5 Power Station, Cottonwood Power Station, Westlake Power Station, Richland Parish Units 1-4, Pointe Coupee Units 1-3, Waterford 6 Power Station, battery energy storage systems, and other new generation resources; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental policies and actions, including trade-related governmental actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, environmental regulations, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Louisiana is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and governmental policies and actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, on its current and planned capital projects, including project delays, modifications, and cost increases.

Entergy Louisiana’s receivables from the money pool were as follows:

September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
(In Thousands)
$90,081	$63,435	$97,462	$32,668

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $400 million scheduled to expire in June 2031.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to two uncommitted letter of credit

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of September 30, 2026, $161.2 million in MISO letters of credit and $20 million in non-MISO letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2029.  As of September 30, 2026, $67.8 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity and $23.8 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Renewables

Cypress Harvest Solar

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification for the Cypress Harvest Solar facility, a 200 MW solar facility to be located in Iberville Parish, Louisiana. In March 2026 the LPSC staff filed an affidavit attesting that the Cypress Harvest Solar facility meets the applicable parameters for Entergy Louisiana’s expedited certification process and recommending that the LPSC grant certification. At its April 2026 meeting, the LPSC voted to grant the requested approval and certification, with a written order issued in May 2026. In July 2026 the Iberville Parish Council adopted a two-year moratorium on battery energy storage system development to allow time for further evaluation of the community impacts of the technology. In response to the battery moratorium, Entergy Louisiana is planning to replace the 200 MW battery planned for the Cypress Harvest Solar facility with a 110 MW battery at the Segno Solar facility and a 90 MW battery at the Votaw Solar facility. In both August and September 2026, the Iberville Parish Council voted to deny the permit for the Cypress Harvest Solar facility. In October 2026, Entergy Louisiana filed a petition for declaratory and injunctive relief in the 18th Judicial District Court for the Parish of Iberville challenging the Iberville Parish Council’s failure to comply with the requirements of its solar farm regulation. Entergy Louisiana is evaluating the effect of these recent actions on the Cypress Harvest Solar facility, including on the facility’s scheduled in service date of 2028. As of September 30, 2026, Entergy Louisiana has incurred approximately $30 million of project costs for the Cypress Harvest Solar facility.

Segno Solar and Votaw Solar

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking approval and certification to construct the Segno Solar facility and Votaw Solar facility. The application asks that the LPSC approve, subject to certain ongoing discussions, allocation of the two facilities to a designated renewable resources subscription to Entergy Louisiana’s Rider Geaux Zero, and further asserts that the two solar resources fall below certain breakeven parameters established in connection with the LPSC’s order allowing Entergy Louisiana to procure up to 3 gigawatts of solar resources, thus supporting that the resources should be certified as being in the public interest. The application requested consideration by the LPSC at or before its August 2026 meeting. A procedural schedule was set with a hearing initially scheduled for July 2026. In June 2026, Entergy Louisiana filed an unopposed motion asking that the procedural schedule be suspended to allow for settlement negotiations. The motion was granted and the procedural schedule was suspended. Based on a contractual right exercised by the developer in September 2026, Entergy must elect during the fourth quarter of 2026 whether to (i) purchase the assets included in the development agreement as they exist as of October 30, 2026 or (ii) waive the right to purchase the assets, remove the project from the MISO interconnection queue, and retain any MISO refund. Entergy Louisiana is in discussions with the developer regarding these options as well as considering other options for the continued development of the Votaw Solar facility. Subject to approval by the LPSC for each facility and resolution of the development issues at the Votaw Solar facility, each facility is expected to be in service by 2029.

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

In March 2026, Entergy Louisiana entered into an electric service agreement with Evest LLC (Evest), a subsidiary of Meta Platforms, Inc., in connection with establishing service to a second new data center to be developed by Evest in north Louisiana. The obligations pursuant to the agreement will commence following construction of certain transmission facilities needed to serve Evest, and the effectiveness of the agreement is conditioned upon receipt of required governmental approvals, including approval from the LPSC. Also in March 2026, Entergy Louisiana filed an application with the LPSC for certification to construct seven new combined cycle combustion turbine generation resources totaling 5,278 MW at a total cost of approximately $12.9 billion, each of which will be enabled for future carbon capture and storage, and three battery energy storage systems, including two that were originally proposed to be co-located with solar resources at the Cypress Harvest Solar facility in Iberville Parish and the Bogalusa West Solar facility in Washington Parish. The application also seeks approval to construct a new 500 kV transmission line, from West Fork Creek to St. Landry, estimated to cost $1.4 billion, and other related transmission facilities. In response to a two-year battery moratorium enacted by the Iberville Parish Council in July 2026, Entergy Louisiana is planning to replace the 200 MW battery planned for the Cypress Harvest Solar facility with a 110 MW battery at the Segno Solar facility and a 90 MW battery at the Votaw Solar facility. Four of the new combined cycle combustion turbine generation resources are to be located near the customer site in north Louisiana (Richland Parish Units 1-4), while the remaining three units will be located near the existing Big Cajun site in Pointe Coupee Parish (Pointe Coupee Units 1-3). The seven new combined cycle combustion turbine generation resources have various estimated in-service dates in 2030 and 2031. The application also requests certain approvals related to a corporate sustainability agreement with the new customer. The corporate sustainability agreement contemplates the new customer contributing to the costs of the future addition of 2,500 MW of new renewable and energy storage resources, agreements involving nuclear-related efforts and contributions to bill assistance and other programs for low-income residents. Entergy Louisiana anticipates recovering the incremental cost to serve the customer through direct financial contributions from the customer and the revenues it expects to earn under the electric service agreement. The application is pending before the LPSC. At its April 2026 meeting, the LPSC voted to direct the administrative hearings division to adopt a procedural schedule that would allow for LPSC consideration of the matter at its December 2026 meeting, and also to have the administrative hearings division serve as a hearing examiner and compile a record for the LPSC to consider without the issuance of a formal recommendation from the ALJ. Testimony of the LPSC staff and certain intervenors was filed in July 2026 and cross answering testimony of the LPSC staff and certain intervenors was filed in August 2026. Entergy Louisiana’s rebuttal testimony was filed in September 2026. The hearing in this matter took place in October 2026. Ahead of the hearing, Entergy Louisiana reached a settlement with the LPSC staff and one intervenor. The settlement resolves all outstanding issues among Entergy Louisiana, the LPSC staff, and the intervenor and recommends, among other things, that the LPSC certify the proposed resources. An LPSC decision is expected in December 2026.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
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

In June 2026 certain intervenors filed a motion requesting that the LPSC issue a subpoena to Meta Platforms, Inc. to obtain certain information about the data center project, including the level of expected investment, job creation, load characteristics, and other aspects of the project, as well as certain financial information. In July 2026, after briefing and argument, the ALJ issued a ruling granting this motion in part and denying it in part. In July 2026, Meta Platforms, Inc. filed a motion to quash the subpoena and a motion for interlocutory review of the ruling that granted the issuance of the subpoena. Meta Platforms, Inc.’s motion for interlocutory review of the ruling was granted by the LPSC at its August 2026 Business and Executive Session. In September 2026 the intervenors seeking the subpoena filed a Petition for Appeal and Judicial Review or in the Alternative Supervisory Writ naming the LPSC as respondent and seeking judicial review of the LPSC’s decision.

Babel - Webre 500 kV Transmission Project

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application with the LPSC seeking a certificate of public convenience and necessity for a 500 kV transmission project that includes the construction of a new 147-mile Babel to Webre 500 kV transmission line, the reconstruction of the Webre 500 kV switching station in Louisiana, and coordination with Entergy Texas on the construction of an approximately 4-mile 500 kV transmission line in Texas. The project was approved by MISO in the 2025 MISO Transmission Expansion Plan and has an estimated cost of $1,238 million and an estimated in-service date of August 2029. In May 2026 the LPSC staff and the Southern Renewable Energy Association (SREA), an intervenor, filed direct testimony. The LPSC staff’s testimony and SREA’s testimony recommended that the LPSC find the project to be in the public interest and grant certification under the LPSC’s general order on transmission siting. The parties entered into an uncontested stipulated settlement agreement and participated in a settlement hearing in September 2026. The LPSC voted to accept the settlement and approve the project at its October 2026 Business and Executive Session.

Waterford 6 Power Station and Westlake Power Station

As discussed in the Form 10-K, in February 2026, Entergy Louisiana filed an application seeking LPSC approval and certification to construct two 754 MW combined cycle combustion turbine generators, the Waterford 6 Power Station and the Westlake Power Station, to be located at Entergy Louisiana’s existing Waterford site near Killona, Louisiana and existing Roy S. Nelson site in Westlake, Louisiana, respectively. In its application, Entergy Louisiana noted the estimated costs are approximately $2,027 million for the Waterford 6 Power Station and $2,091 million for the Westlake Power Station. The LPSC staff and intervenors in the proceeding filed direct testimony in July 2026. The LPSC staff’s testimony expressed support for the LPSC’s approval of Entergy Louisiana’s proposed new generation projects subject to certain conditions. Certain intervenors oppose such approval. Entergy Louisiana filed rebuttal testimony in September 2026. In October 2026, Entergy Louisiana entered into a third-party financing arrangement for the Waterford 6 Power Station. A hearing was held in October 2026. An LPSC decision is expected in first quarter 2027. Subject to timely approval by the LPSC and receipt of other permits and approvals, the estimated in-service dates for the Waterford 6 Power Station and Westlake Power Station are July 2030 and October 2030, respectively. See Note 1 to the financial statements herein for discussion of the build-to-suit lease arrangement for the Waterford 6 Power Station.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Cottonwood Power Station

As discussed in the Form 10-K, in December 2025, Entergy Louisiana filed an application seeking LPSC approval and a certificate of convenience and necessity to acquire the Cottonwood combined cycle combustion turbine facility, a 1,263 MW combined cycle facility in Deweyville, Texas that was originally placed in commercial service in 2003. The filing seeks findings from the LPSC that the costs of the acquisition, including the approximately $1.5 billion purchase price and $309.3 million in capital upgrades and maintenance items needed to bring the Cottonwood facility into alignment with Entergy Louisiana’s fleet standards with respect to operations and safety, are eligible for recovery in customer rates. In June 2026 the LPSC staff filed direct testimony raising various concerns and objections to the proposed transaction as presented in Entergy Louisiana’s application. The LPSC staff asserts that the need for the Cottonwood facility is driven predominantly by loads associated with certain large data center projects and opines that the costs and future operational risks of the Cottonwood facility should be borne by these customers in particular, not Entergy Louisiana’s customers generally. The LPSC staff’s direct testimony also raises issues regarding the acquisition premium, potential stranded costs, and future operating risks associated with the Cottonwood facility. Discovery is ongoing, and Entergy Louisiana filed rebuttal testimony in July 2026. A hearing is scheduled for February 2027. The acquisition is currently targeted to close in the first or second quarter of 2027, subject to regulatory approvals and other conditions to closing.

Build-to-Suit Lease Arrangement for the Waterford 6 Power Station

In October 2026, Entergy Louisiana entered a build-to-suit lease arrangement for the Waterford 6 Power Station as the lessee with a consortium of investors (the Investors). Under the terms of the arrangement, the Investors purchased the in-process Waterford 6 Power Station construction project from Entergy Louisiana at a cost of $167.5 million and will spend up to $1.875 billion (including the initial purchase price) to construct the Waterford 6 project as designed by Entergy Louisiana. Entergy Louisiana is engaged to serve as the construction agent for the Waterford 6 Power Station project. The Investors, however, control the asset during construction. If Entergy Louisiana defaults in its role as construction agent, the Investors have various options available to remedy the default, including the replacement of Entergy Louisiana as construction agent, the acceleration of the lease balance payable by Entergy Louisiana, causing a sale of the Waterford 6 Power Station project to a third party, and certain other options. If the LPSC rejects the Waterford 6 Power Station project or certain other circumstances occur that are outside of Entergy Louisiana’s control, then either the Investors or Entergy Louisiana could exercise the right to terminate the arrangement, in which case Entergy Louisiana would be required to purchase the in-process Waterford 6 Power Station project from the Investors at an amount equal to their costs incurred to date, including carrying costs. Because Entergy Louisiana does not control the in-process construction project, it will not recognize the asset (i.e., construction work in progress) or an associated liability during construction.

Upon the Waterford 6 Power Station’s readiness for first synchronization to the grid, expected in late 2029, a triple-net lease will commence under which Entergy Louisiana will have control of the Waterford 6 Power Station and receive all output from the plant. The initial term of the lease will end seven years from the closing of the arrangement, or approximately four years after the Waterford 6 Power Station’s expected readiness for first synchronization to the grid. The lease cost will be equal to the Secured Overnight Financing Rate plus a margin which is based on the credit rating of Entergy Louisiana, multiplied by the total costs (including carrying costs) incurred by the Investors as of the commencement of the lease. Entergy Louisiana will have the option to purchase the Waterford 6 Power Station at any time during the lease term at a price equal to the total cost of the plant to the Investors, plus any fees and carrying charges owed to the Investors. If the purchase price option is exercised within two years of commencement of the triple-net lease, Entergy Louisiana must enter into a secured note payable to the Investors for the amount of the purchase price. The note payable would be due at the end of the initial lease term, but may be prepaid at any time beginning two years after the commencement date of the lease. The note will be secured by the Waterford 6 Power Station and related equipment and collateral.

At the end of the initial lease term, Entergy Louisiana must exercise one of the following options: (1) renew the lease for an additional five year term, subject to unanimous consent of the Investors; (2) purchase the plant at a

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
price equal to the total cost of the plant to Investors, plus any fees and carrying charges owed to the Investors; or (3) sell the plant on behalf of the Investors. If Entergy Louisiana chooses the third option, then it will owe or be owed any difference between the total cost of the plant to Investors and the sale price.

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

In July 2026, Entergy Louisiana’s semi-annual filing sought to collect from Entergy Louisiana’s retail customers approximately $114.2 million, or $12.4 million in incremental annual revenues, for projects expected to be placed in service during the rate-effective period of September 2026 through February 2027. Additionally, Entergy Louisiana’s true-up filing included an under-recovery totaling $2.5 million to be implemented in the January 2027 semi-annual filing. In August 2026 the LPSC staff reviewed the filed rider rates and identified no material issues.

In September 2026, Entergy Louisiana filed an application for the LPSC’s approval of Phase IA of Entergy Louisiana’s Future Ready resilience plan, which consists of additional distribution and transmission hardening

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
projects representing approximately $600 million of investment to be completed over the period 2027 to 2030. The application seeks LPSC approval to extend the previously-approved Phase I of Entergy Louisiana’s Future Ready resilience plan with these additional projects to further improve the resilience of Entergy Louisiana’s electric system and further seeks approval to continue to use the resilience plan cost recovery rider to recover the costs of the plan from customers. The primary purpose of Phase IA is to serve as a bridge between Phase I, which is currently expected to conclude by 2028, and a Phase II plan, which Entergy Louisiana expects to develop in accordance with guidance from the LPSC that is expected to be issued in the LPSC’s ongoing resiliency rulemaking docket. Discovery is ongoing. In October 2026 a procedural schedule was established that provides for a hearing in June 2027. Entergy Louisiana has requested an LPSC decision by July 2027.
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

Additional changes in formula rate plan revenue include: (1) the removal of approximately $73 million in annual customer credits associated with the global stipulated settlement agreement, which have been fully credited to customers in accordance with the agreement; (2) a reduction in customer credits through the tax adjustment mechanism, attributable to the return of Entergy Louisiana’s over-collection of income tax expense associated with Louisiana state tax law changes effective in 2025 and the expiration of certain ad valorem exemptions; (3) increases in transmission and distribution plant in service, as recognized through the transmission and distribution recovery mechanisms, including restoration costs from Winter Storm Fern, for which Entergy Louisiana does not intend to seek relief or exception to the formula rate plan; (4) increases to the additional capacity mechanism; and (5) the final phase-in of additional nuclear depreciation expense, in accordance with the global stipulated settlement agreement. See Note 2 to the financial statements in the Form 10-K for discussion of the global stipulated settlement agreement. Collectively, these factors contributed to a net increase of $222 million in formula rate plan revenue for the period. In August 2026 the LPSC staff filed its errors and objections report. The report did not identify any specific errors, objections, or adjustments. However, the LPSC staff reserved its rights with respect to three issues pending further review: (1) the allocation between Entergy Louisiana and Entergy Texas of River Bend’s undepreciated plant balances, costs, and related liabilities; (2) certain projects included in the transmission recovery mechanism filing; and (3) the use of a blended retail/FERC depreciation rate for River Bend depreciation expense. Subject to LPSC review, the resulting changes from the 2025 formula rate plan evaluation report became effective for bills rendered during the first billing cycle of September 2026, subject to refund.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Request for Extension of Formula Rate Plan

In June 2026, Entergy Louisiana submitted a motion requesting the LPSC approve a one-year extension of its current formula rate plan, with all material provisions left unchanged, including the allowed return on common equity of 9.7% with a bandwidth of 40 basis points above and below the midpoint. LPSC action on the proposed extension is expected by November 2026.

River Bend Deregulated Asset Plan Filing

In September 2025, Entergy Louisiana filed an application seeking LPSC approval to recover from customers, prospectively, approximately $49 million in annual revenues associated with the Louisiana retail deregulated portion of River Bend. Costs associated with the deregulated portion of River Bend have historically been excluded from retail ratemaking as a result of a 1988 LPSC decision. Instead, Entergy Louisiana has been allowed by the LPSC to either recover 4.6 cents per kWh for the power generated from that portion of the plant, or sell the power into the applicable market (subject to certain restrictions). The filing presents evidence that River Bend is a cost-effective and prudent source of needed baseload supply with value to Entergy Louisiana customers and seeks to recover the previously excluded costs, on a prospective basis. In March 2026 the LPSC staff and certain intervenors filed direct testimony recommending that the LPSC deny Entergy Louisiana’s application. The LPSC staff’s testimony further recommends that, if the LPSC were to grant any relief, notwithstanding the LPSC staff’s recommendation, such relief should be limited to allowing only prospective capital additions at River Bend to be included in Entergy Louisiana’s customer rates. Entergy Louisiana filed rebuttal testimony in August 2026. In October 2026, Entergy Louisiana filed a motion requesting to suspend all remaining procedural deadlines without date, noting the significant number of dockets currently pending before the LPSC, including many initiated by Entergy Louisiana, and the need for thorough review of these matters. In October 2026 the presiding ALJ issued an order granting the motion and suspending the procedural schedule, including continuing the hearing in the matter without date.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. The LPSC staff issued its audit report in September 2021, and although certain internal record keeping recommendations were made, the LPSC staff did not recommend any disallowances. In October 2026 the LPSC staff and Entergy Louisiana filed a joint audit report addressing the issues identified in the LPSC staff’s September 2021 audit report and stating that there were no unresolved issues. The LPSC voted to approve the joint audit report at its October 2026 Business and Executive Session.

As discussed in the Form 10-K, in June 2025 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings (for Entergy Louisiana’s gas operations). The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from January 2023 through June 2025. The LPSC staff issued its audit report in March 2026. In October 2026 the LPSC staff and Entergy Louisiana filed a joint audit report. The joint audit report noted that an issue identified in its March 2026 report had been addressed and that, as a result, there were no outstanding unresolved issues. The joint audit report recommended and requested that an LPSC order be issued finding that all costs included in Entergy Louisiana’s purchased gas adjustment filings in the audit period were reasonable, prudent, and necessary and in compliance with applicable LPSC orders, and thus were appropriately eligible for recovery from customers. The LPSC voted to approve the joint audit report at its October 2026 Business and Executive Session.

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

In August 2026 the NRC issued a final significance determination and notice of violation for River Bend, in which it finalized a “white” finding with “low safety significance” related to one of the service water pumps at River Bend, resulting in River Bend’s placement in Column 2, effective third quarter 2026. River Bend will remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,738,871	$1,633,050	$4,769,311	$4,400,500
Natural gas	—	147	—	44,307
TOTAL	1,738,871	1,633,197	4,769,311	4,444,807

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	364,044	457,405	1,158,497	997,513
Purchased power	194,153	191,852	606,962	750,819
Nuclear refueling outage expenses	9,977	10,260	29,842	43,440
Other operation and maintenance	319,967	288,595	881,048	821,819
Decommissioning	20,885	19,857	61,874	58,882
Taxes other than income taxes	79,724	70,661	230,640	204,892
Depreciation and amortization	218,486	204,742	643,617	604,206
Other regulatory charges (credits) - net	(19,073)	(38,283)	(61,640)	(147,431)
TOTAL	1,188,163	1,205,089	3,550,840	3,334,140

OPERATING INCOME	550,708	428,108	1,218,471	1,110,667

OTHER INCOME
Allowance for equity funds used during construction	29,139	17,780	74,297	51,456
Interest and investment income	50,236	63,095	208,580	117,782
Interest and investment income - affiliated	69,949	74,351	212,446	226,117
Miscellaneous - net	7,221	(42,636)	(23,276)	(59,362)
TOTAL	156,545	112,590	472,047	335,993

INTEREST EXPENSE
Interest expense	173,748	121,008	470,088	358,866
Allowance for borrowed funds used during construction	(10,775)	(6,498)	(27,674)	(19,374)
TOTAL	162,973	114,510	442,414	339,492

INCOME BEFORE INCOME TAXES	544,280	426,188	1,248,104	1,107,168

Income taxes	107,275	83,299	222,429	209,902

NET INCOME	437,005	342,889	1,025,675	897,266

Net income attributable to noncontrolling interests	686	731	2,093	2,228

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$436,319	$342,158	$1,023,582	$895,038

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)

Net Income	$437,005	$342,889	$1,025,675	$897,266

Other comprehensive loss
Pension and other postretirement plan changes (net of tax benefit of $369, $618, $1,107, and $3,225)	(1,087)	(1,818)	(3,262)	(4,921)
Other comprehensive loss	(1,087)	(1,818)	(3,262)	(4,921)

Comprehensive Income	435,918	341,071	1,022,413	892,345
Net income attributable to noncontrolling interests	686	731	2,093	2,228
Comprehensive Income Applicable to Member’s Equity	$435,232	$340,340	$1,020,320	$890,117

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$1,025,675	$897,266
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	786,902	725,547
Deferred income taxes, tax credits, and non-current taxes accrued	384,664	466,155
Changes in working capital:
Receivables	(249,279)	(130,177)
Fuel inventory	1,623	14,049
Accounts payable	19,718	77,648
Taxes accrued	109,346	45,112
Interest accrued	(4,703)	(51,451)
Deferred fuel costs	37,868	7,455
Customer advances - current	1,047,285	194,759
Other working capital accounts	(315,321)	(219,464)
Changes in provisions for estimated losses	5,676	(19,742)
Changes in other regulatory assets	(25,166)	105,800
Changes in other regulatory liabilities	(118,055)	(89,444)
Changes in pension and other postretirement funded status	(29,135)	(31,098)
Other	(4,135)	(230,040)
Net cash flow provided by operating activities	2,672,963	1,762,375
INVESTING ACTIVITIES
Construction expenditures	(3,910,913)	(2,176,426)
Allowance for equity funds used during construction	74,297	38,486
Payment for purchase of assets	—	(41,435)
Proceeds from sale of business and assets	—	203,330
Nuclear fuel purchases	(165,874)	(139,361)
Proceeds from sale of nuclear fuel	67,708	17,240
Payments to storm reserve escrow account	(6,365)	(7,530)
Receipt from storm reserve escrow account	—	33,456
Redemption of preferred membership interests of affiliate	210,746	202,517
Proceeds from nuclear decommissioning trust fund sales	943,742	485,421
Investment in nuclear decommissioning trust funds	(974,566)	(535,139)
Changes in money pool receivable - net	(26,646)	(64,794)
Insurance proceeds received for property damages	14,282	—
Decrease (increase) in other investments	32,847	(36,960)
Net cash flow used in investing activities	(3,740,742)	(2,021,195)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,147,170	1,821,175
Retirement of long-term debt	(911,529)	(1,302,628)
Customer advances received for construction	773,828	583,479
Customer advances used for construction	(430,031)	(241,142)
Common equity distributions paid	—	(546,250)
Other	(6,791)	(6,676)
Net cash flow provided by financing activities	2,572,647	307,958

Net increase in cash and cash equivalents	1,504,868	49,138
Cash and cash equivalents at beginning of period	776,961	327,102
Cash and cash equivalents at end of period	$2,281,829	$376,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$372,018	$403,534
Income taxes - net (includes proceeds from the transfer of production tax credits to third parties of $55,810 in 2026 and $146,355 in 2025)	($55,810)	($146,355)
Noncash investing activities:
Accrued construction expenditures	$503,296	$242,395

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$770	$237
Temporary cash investments	2,281,059	776,724
Total cash and cash equivalents	2,281,829	776,961
Accounts receivable:
Customer	499,468	292,366
Allowance for doubtful accounts	(12,122)	(9,069)
Associated companies	165,725	164,911
Other	70,404	50,471
Accrued unbilled revenues	249,822	194,429
Total accounts receivable	973,297	693,108
Deferred fuel costs	—	15,672
Fuel inventory - at average cost	34,345	35,968
Materials and supplies	836,312	792,217
Deferred nuclear refueling outage costs	19,946	40,683
Prepayments and other	360,848	187,832
TOTAL	4,506,577	2,542,441

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	3,797,173	4,007,919
Decommissioning trust funds	2,912,566	2,753,828
Non-utility property - at cost (less accumulated depreciation)	457,549	459,706
Storm reserve escrow account	241,326	234,961
Other	10,208	10,132
TOTAL	7,418,822	7,466,546

UTILITY PLANT
Electric	31,868,546	30,408,352
Construction work in progress	4,590,946	2,031,650
Nuclear fuel	336,319	323,052
TOTAL UTILITY PLANT	36,795,811	32,763,054
Less - accumulated depreciation and amortization	11,649,597	11,275,981
UTILITY PLANT - NET	25,146,214	21,487,073

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,565,875	1,540,709
Deferred fuel costs	168,122	168,122
Other	194,166	132,679
TOTAL	1,928,163	1,841,510

TOTAL ASSETS	$38,999,776	$33,337,570

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$920,000	$720,000
Accounts payable:
Associated companies	102,253	92,126
Other	1,205,979	761,359
Customer deposits	176,823	172,594
Taxes accrued	174,139	64,793
Interest accrued	121,646	126,349
Deferred fuel costs	22,196	—
Customer advances	1,590,597	543,312
Other	120,565	94,876
TOTAL	4,434,198	2,575,409

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	3,530,608	3,093,218
Accumulated deferred investment tax credits	80,866	84,177
Regulatory liability for income taxes - net	264,438	312,684
Other regulatory liabilities	1,560,954	1,630,763
Decommissioning	2,006,224	1,932,412
Accumulated provisions	266,336	260,660
Pension and other postretirement liabilities	155,572	159,075
Long-term debt	11,686,594	9,646,835
Customer advances for construction	1,482,970	1,152,530
Other	579,623	558,621
TOTAL	21,614,185	18,830,975

Commitments and Contingencies

EQUITY
Member’s equity	12,880,604	11,857,063
Accumulated other comprehensive income	30,654	33,916
Noncontrolling interests	40,135	40,207
TOTAL	12,951,393	11,931,186

TOTAL LIABILITIES AND EQUITY	$38,999,776	$33,337,570

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Noncontrolling Interests	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2024	$42,706	$11,503,030	$53,658	$11,599,394

Net income	752	253,445	—	254,197
Other comprehensive loss	—	—	(971)	(971)
Common equity distributions	—	(36,250)	—	(36,250)
Distributions to LURC	(888)	—	—	(888)
Other	—	(12)	—	(12)
Balance at March 31, 2025	42,570	11,720,213	52,687	11,815,470

Net income	745	299,435	—	300,180
Other comprehensive loss	—	—	(2,132)	(2,132)
Common equity distributions	—	(458,750)	—	(458,750)
Distributions to LURC	(319)	—	—	(319)
Other	—	(12)	—	(12)
Balance at June 30, 2025	42,996	11,560,886	50,555	11,654,437

Net income	731	342,158	—	342,889
Other comprehensive loss	—	—	(1,818)	(1,818)
Common equity distributions	—	(51,250)	—	(51,250)
Distributions to LURC	(873)	—	—	(873)
Other	—	(14)	—	(14)
Balance at September 30, 2025	$42,854	$11,851,780	$48,737	$11,943,371

Balance at December 31, 2025	$40,207	$11,857,063	$33,916	$11,931,186

Net income	707	275,193	—	275,900
Other comprehensive loss	—	—	(1,087)	(1,087)
Distributions to LURC	(919)	—	—	(919)
Other	—	(14)	—	(14)
Balance at March 31, 2026	39,995	12,132,242	32,829	12,205,066

Net income	700	312,070	—	312,770
Other comprehensive loss	—	—	(1,088)	(1,088)
Distributions to LURC	(339)	—	—	(339)
Other	—	(10)	—	(10)
Balance at June 30, 2026	40,356	12,444,302	31,741	12,516,399

Net income	686	436,319	—	437,005
Other comprehensive loss	—	—	(1,087)	(1,087)
Distributions to LURC	(907)	—	—	(907)
Other	—	(17)	—	(17)
Balance at September 30, 2026	$40,135	$12,880,604	$30,654	$12,951,393

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2026 Compared to Third Quarter 2025

Net income increased $26.6 million primarily due to higher volume/weather, higher retail electric price, and higher revenues resulting from the return on construction work in progress for certain utility plant investments. The increase was partially offset by $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement, higher other operation and maintenance expenses, and higher interest expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net income increased $83.9 million primarily due to higher retail electric price, higher revenues resulting from the return on construction work in progress for certain utility plant investments, higher volume/weather, a regulatory charge, recorded in first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance, and higher other income. The increase was partially offset by higher interest expense, higher other operation and maintenance expenses, and $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

Operating Revenues

Third Quarter 2026 Compared to Third Quarter 2025

Following is an analysis of the change in operating revenues comparing the third quarter 2026 to the third quarter 2025:

Amount
(In Millions)
2025 operating revenues	$577.1
Fuel, rider, and other revenues that do not significantly affect net income	97.1
Volume/weather	26.7
Retail electric price	22.3
Return on construction work in progress for certain utility plant investments	17.2
Purchased power agreement termination proceeds	(15.0)
2026 operating revenues	$725.4

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
The volume/weather variance is primarily due to the effect of favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily data center customers.

The retail electric price variance is primarily due to an increase in formula rate plan rates resulting from an increase in interim facilities rate adjustment revenues effective January 2026. See Note 2 to the financial statements in the Form 10-K for discussion of the interim facilities rate adjustment filing.

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related construction costs are incurred.

The purchased power agreement termination proceeds variance represents $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

Total electric energy sales for Entergy Mississippi for the three months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	2,057	1,810	14
Commercial	1,483	1,394	6
Industrial	1,158	743	56
Governmental	117	116	1
Total retail	4,815	4,063	19
Sales for resale:
Non-associated companies	1,659	1,605	3
Total	6,474	5,668	14

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Amount
(In Millions)
2025 operating revenues	$1,492.7
Fuel, rider, and other revenues that do not significantly affect net income	202.0
Retail electric price	50.5
Return on construction work in progress for certain utility plant investments	44.1
Volume/weather	34.4
Purchased power agreement termination proceeds	(15.0)
2026 operating revenues	$1,808.7

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

The return on construction work in progress for certain utility plant investments variance represents the revenue related to the amortization of certain customer advances designed to provide a return on investment in construction work in progress for certain utility plant investments, which is recognized as the related construction costs are incurred.

The volume/weather variance is primarily due to increases in industrial, residential, and commercial usage. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily data center customers.

The purchased power agreement termination proceeds variance represents $15 million of liquidated damages recognized in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

Total electric energy sales for Entergy Mississippi for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	4,561	4,428	3
Commercial	3,630	3,568	2
Industrial	3,409	1,915	78
Governmental	304	305	—
Total retail	11,904	10,216	17
Sales for resale:
Non-associated companies	4,160	4,024	3
Total	16,064	14,240	13

See Note 12 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Third Quarter 2026 Compared to Third Quarter 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $4 million in non-nuclear generation expenses primarily due to a higher scope of work performed, including during plant outages, in 2026 as compared to 2025;
•an increase of $3.4 million in power delivery expenses primarily due to higher vegetation maintenance costs; and
•several individually insignificant items.

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other income increased primarily due to an increase of $6.5 million in the amortization of tax gross-up on customer advances, including customer advances for construction.

Interest expense increased primarily due to the issuance of $650 million of 5.05% Series mortgage bonds in March 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $7 million in power delivery expenses primarily due to higher vegetation maintenance costs and increased contract labor costs;
•an increase of $4.1 million in non-nuclear generation expenses primarily due to a higher scope of work performed, including during plant outages, in 2026 as compared to 2025;
•an increase of $2.9 million in compensation and benefits costs primarily due to higher healthcare claims activity and the timing of the recognition of prescription drug rebates;
•an increase of $1.9 million in energy efficiency costs; and
•several individually insignificant items.

The increase was partially offset by a decrease of $3.9 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) – net includes a regulatory charge of $21 million, recorded in first quarter 2025, to reflect an adjustment to the grid modernization over/under recovery deferral balance.

Other income increased primarily due to an increase of $14.7 million in the amortization of tax gross-up on customer advances, including customer advances for construction, and an increase of $8.5 million in interest earned on money pool investments. The increase was partially offset by a decrease in the allowance for equity funds used during construction due to lower construction work in progress in 2026.

Interest expense increased primarily due to the issuance of $650 million of 5.05% Series mortgage bonds in March 2026 and the issuance of $600 million of 5.80% Series mortgage bonds in March 2025.

Income Taxes

The effective income tax rates were 25.3% for the third quarter 2026 and 24.8% for the nine months ended September 30, 2026. The differences in the effective income tax rates for the third quarter 2026 and the nine months ended September 30, 2026 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$341,484	$155,693

Net cash provided by (used in):
Operating activities	767,610	559,353
Investing activities	(1,422,983)	(1,121,132)
Financing activities	927,965	734,761
Net increase in cash and cash equivalents	272,592	172,982

Cash and cash equivalents at end of period	$614,076	$328,675

Operating Activities

Net cash flow provided by operating activities increased $208.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher collections from customers and an increase of $159.7 million in receipts of advance payments related to customer agreements, including $133.8 million in customer advances and $25.9 million in tax gross-up on customer advances for construction. The increase was partially offset by:

•higher fuel and purchased power payments. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors;
•an increase of $18.7 million in non-capital storm spending primarily due to Winter Storm Fern restoration efforts in 2026. See Note 2 to the financial statements herein for discussion of the storm cost recovery filing made by Entergy Mississippi in October 2026;
•higher ad valorem tax payments as a result of increased assessments in 2026; and
•the receipt of a $15 million liquidated damages payment in third quarter 2025 resulting from a counterparty’s termination of a purchased power agreement.

Investing Activities

Net cash flow used in investing activities increased $301.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•an increase of $316.8 million in non-nuclear generation construction expenditures primarily due to higher spending on the Penton Solar project and the Traceview Advanced Power Station project;
•an increase of $68.3 million in capital expenditures related to storm restoration primarily due to Winter Storm Fern restoration efforts in 2026. See Note 2 to the financial statements herein for discussion of the storm cost recovery filing made by Entergy Mississippi in October 2026; and

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
•the receipt of a $14.5 million initial payment for the sale of transmission rights and excess land related to Entergy Mississippi’s interest in the Independence power plant in third quarter 2025.

The increase was partially offset by money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $3.4 million for the nine months ended September 30, 2026 compared to increasing by $68.9 million for the nine months ended September 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $193.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the issuance of $650 million of 5.05% Series mortgage bonds in March 2026 and an increase of $135.5 million in capital contributions received from Entergy Corporation in 2026 as compared to 2025 in order to maintain Entergy Mississippi’s capital structure. The increase was partially offset by the issuance of $600 million of 5.80% Series mortgage bonds in March 2025. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	September 30, 2026	December 31, 2025
Debt to capital	51.2%	50.5%
Effect of subtracting cash	(4.5%)	(2.9%)
Net debt to net capital (non-GAAP)	46.7%	47.6%

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

Entergy Mississippi is developing its capital investment plan for 2027 through 2030 and currently anticipates making the following construction and other capital investments during that period:

	2027	2028	2029	2030
	(In Millions) (a)
Planned construction and capital investments:
Generation	$1,170	$570	$170	$340
Transmission	135	170	205	175
Distribution	345	315	340	315
Utility Support	65	30	30	30
Total	$1,715	$1,085	$745	$860

(a)Amounts exclude expenditures expected to be funded through customer advances for construction.

In addition to routine capital spending to maintain operations, the capital plan for Entergy Mississippi includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Mississippi’s portfolio, as well as to support customer growth, including Delta Blues Advanced Power Station, Delta Solar, Penton Solar, Traceview Advanced Power Station, Vicksburg Advanced Power Station, and battery energy storage systems; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental policies and actions, including trade-related governmental actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, environmental regulations, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Mississippi is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and governmental policies and actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, on its current and planned capital projects, including project delays, modifications, and cost increases.

Entergy Mississippi’s receivables from the money pool were as follows:

September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
(In Thousands)
$24,070	$27,422	$84,151	$15,218

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has a credit facility in the amount of $300 million scheduled to expire in June 2031. The credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Mississippi is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO and for other purposes. As of September 30, 2026, $125.6 million in MISO letters of credit and $1.3 million in non-MISO letters of credit were

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
outstanding under Entergy Mississippi’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Additional Generation and Transmission Resources

As discussed in the Form 10-K, in March 2024, Entergy Mississippi executed a large customer supply and service agreement to serve two data center campuses located in Madison County, Mississippi in which Amazon Web Services is investing. In February 2025, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Warren County, Mississippi in which Amazon Web Services is investing. In April 2026, Amazon Web Services announced the expansion of the data center campuses located in Madison County, Mississippi. The February 2025 agreement will apply to this expansion. Also, in April 2026, Entergy Mississippi executed a large customer supply and service agreement to serve a data center campus located in Hinds County, Mississippi in which Amazon Web Services is investing. Consistent with Entergy Mississippi’s Fair Share Plus guidelines, the large customer supply and service agreements are structured to ensure that the customer pays its incremental cost to serve and include protections in the event of early termination.

Winter Storm Fern

In January 2026, Entergy Mississippi’s service territory experienced the effects of Winter Storm Fern, including prolonged freezing temperatures, heavy ice accumulations, and wind, which caused severe damage to Entergy Mississippi’s infrastructure. Following Winter Storm Fern, the “Mississippi 2026 Severe Winter Storm Electric Utility Customer Relief and Electric Utility System Restoration Act” was enacted by the Mississippi Legislature in April 2026. This legislation provides that the MPSC may issue an electric utility financing order authorizing the issuance of system restoration bonds, the proceeds of which shall be used to securitize the system restoration costs and storm damage reserve levels of those utilities affected by Winter Storm Fern. The legislation requires that an electric utility affected by the storm must first petition the MPSC for such a financing order that complies with the requirements outlined in the legislation. The legislation states that any system restoration bonds issued under a financing order will not be considered debt of the electric utility. These bonds will only be secured by the system restoration property specified in the financing order.

In October 2026, Entergy Mississippi filed a petition with the MPSC requesting an electric utility financing order authorizing the Mississippi State Bond Commission to act as the issuing agent for the State of Mississippi to issue system restoration bonds, the proceeds of which would be used by Entergy Mississippi to securitize approximately $237.8 million in total Winter Storm Fern system restoration costs, consisting of $145.7 million in non-fuel system restoration costs, $65.0 million in incremental fuel costs attributable to Winter Storm Fern, $7.6 million in retired damaged assets, $14.3 million in carrying costs estimated through the date of bond issuance, and $5.2 million in bond issuance costs and financing costs. Within the petition, Entergy Mississippi also requested that the MPSC find that the non-fuel system restoration costs and incremental fuel costs attributable to Winter Storm Fern were prudently incurred. The MPSC is expected to rule on the petition in December 2026.

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

Entergy Mississippi, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis herein for updates to the discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$725,428	$577,132	$1,808,694	$1,492,716

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	131,001	55,639	309,078	134,751
Purchased power	131,146	102,140	322,580	280,311
Other operation and maintenance	105,997	92,577	282,227	256,443
Taxes other than income taxes	54,508	51,641	138,975	138,951
Depreciation and amortization	70,400	69,081	209,609	205,543
Other regulatory charges (credits) - net	2,092	19,796	14,197	72,150
TOTAL	495,144	390,874	1,276,666	1,088,149

OPERATING INCOME	230,284	186,258	532,028	404,567

OTHER INCOME
Allowance for equity funds used during construction	1,993	5,492	5,512	15,904
Interest and investment income	6,761	5,126	21,575	13,996
Miscellaneous - net	6,186	(306)	23,673	3,011
TOTAL	14,940	10,312	50,760	32,911

INTEREST EXPENSE
Interest expense	47,242	37,912	136,617	110,632
Allowance for borrowed funds used during construction	(818)	(2,054)	(2,246)	(6,036)
TOTAL	46,424	35,858	134,371	104,596

INCOME BEFORE INCOME TAXES	198,800	160,712	448,417	332,882

Income taxes	50,210	38,672	111,333	79,704

NET INCOME	148,590	122,040	337,084	253,178

Net income (loss) attributable to noncontrolling interest	(26)	66	37	(2,825)

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$148,616	$121,974	$337,047	$256,003

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$337,084	$253,178
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	209,609	205,543
Deferred income taxes, tax credits, and non-current taxes accrued	43,092	27,643
Changes in assets and liabilities:
Receivables	(119,236)	(54,324)
Fuel inventory	2,027	(6,055)
Accounts payable	(7,667)	(10,353)
Taxes accrued	50,917	32,390
Interest accrued	43,911	32,568
Deferred fuel costs	(22,789)	(103,852)
Customer advances - current	152,627	98,654
Other working capital accounts	(12,749)	(15,531)
Provisions for estimated losses	(23,589)	(1,350)
Other regulatory assets	3,799	71,677
Other regulatory liabilities	15,028	2,850
Customer advances - non-current	68,498	25,000
Pension and other postretirement funded status	(5,909)	(8,418)
Other assets and liabilities	32,957	9,733
Net cash flow provided by operating activities	767,610	559,353

INVESTING ACTIVITIES
Construction expenditures	(1,425,797)	(1,074,274)
Allowance for equity funds used during construction	5,512	7,679
Proceeds from sale of assets	—	14,469
Changes in money pool receivable - net	3,352	(68,933)
Increase in other investments	(6,050)	(73)
Net cash flow used in investing activities	(1,422,983)	(1,121,132)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	643,770	592,562
Capital contributions from parent	198,000	62,500
Customer advances received for construction	209,704	159,955
Customer advances used for construction	(121,296)	(78,170)
Other	(2,213)	(2,086)
Net cash flow provided by financing activities	927,965	734,761

Net increase in cash and cash equivalents	272,592	172,982
Cash and cash equivalents at beginning of period	341,484	155,693
Cash and cash equivalents at end of period	$614,076	$328,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$77,157	$76,202
Noncash investing activities:
Accrued construction expenditures	$220,021	$51,995

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$27
Temporary cash investments	614,050	341,457
Total cash and cash equivalents	614,076	341,484
Accounts receivable:
Customer	218,029	115,813
Allowance for doubtful accounts	(5,176)	(3,509)
Associated companies	42,101	37,723
Other	21,362	20,641
Accrued unbilled revenues	100,471	90,235
Total accounts receivable	376,787	260,903
Deferred fuel costs	33,546	10,757
Fuel inventory - at average cost	16,454	18,481
Materials and supplies	115,976	112,082
Prepayments and other	51,239	36,911
TOTAL	1,208,078	780,618

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,456	4,467
Other	754	864
TOTAL	5,210	5,331

UTILITY PLANT
Electric	8,592,494	8,366,079
Construction work in progress	2,447,466	1,396,075
TOTAL UTILITY PLANT	11,039,960	9,762,154
Less - accumulated depreciation and amortization	2,752,039	2,635,823
UTILITY PLANT - NET	8,287,921	7,126,331

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	451,915	455,714
Other	120,773	108,480
TOTAL	572,688	564,194

TOTAL ASSETS	$10,073,897	$8,476,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$62,184	$61,135
Other	371,789	397,756
Customer deposits	100,380	97,875
Taxes accrued	214,137	163,220
Interest accrued	72,378	28,467
Customer advances	242,165	89,538
Other	26,981	23,678
TOTAL	1,090,014	861,669

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	975,430	926,734
Accumulated deferred investment tax credits	12,872	13,191
Regulatory liability for income taxes - net	165,353	170,902
Other regulatory liabilities	164,701	144,124
Customer advances	93,498	25,000
Asset retirement cost liabilities	27,663	26,538
Accumulated provisions	27,975	51,564
Long-term debt	3,666,555	3,021,324
Customer advances for construction	267,843	184,564
Other	63,693	67,648
TOTAL	5,465,583	4,631,589

Commitments and Contingencies

EQUITY
Member's equity	3,513,197	2,978,150
Noncontrolling interest	5,103	5,066
TOTAL	3,518,300	2,983,216

TOTAL LIABILITIES AND EQUITY	$10,073,897	$8,476,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2024	$8,202	$2,400,786	$2,408,988

Net income (loss)	(2,479)	49,345	46,866
Capital contribution from parent	—	62,500	62,500
Balance at March 31, 2025	5,723	2,512,631	2,518,354

Net income (loss)	(412)	84,684	84,272
Balance at June 30, 2025	5,311	2,597,315	2,602,626

Net income	66	121,974	122,040
Balance at September 30, 2025	$5,377	$2,719,289	$2,724,666

Balance at December 31, 2025	$5,066	$2,978,150	$2,983,216

Net income	12	84,306	84,318
Capital contribution from parent	—	198,000	198,000
Balance at March 31, 2026	5,078	3,260,456	3,265,534

Net income	51	104,125	104,176
Balance at June 30, 2026	5,129	3,364,581	3,369,710

Net income (loss)	(26)	148,616	148,590
Balance at September 30, 2026	$5,103	$3,513,197	$3,518,300

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2026 Compared to Third Quarter 2025

Net income increased $18.7 million primarily due to a $12.8 million ($9.6 million net-of-tax) charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered from customers, higher volume/weather, higher retail electric price, and lower interest expense, partially offset by higher other operation and maintenance expenses. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net income increased $10.3 million primarily due to a $12.8 million ($9.6 million net-of-tax) charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered from customers. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

Operating Revenues

Third Quarter 2026 Compared to Third Quarter 2025

Following is an analysis of the change in operating revenues comparing the third quarter 2026 to the third quarter 2025:

Amount
(In Millions)
2025 operating revenues	$220.3
Fuel, rider, and other revenues that do not significantly affect net income	14.8
Volume/weather	6.5
Retail electric price	2.5
2026 operating revenues	$244.1

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in residential usage.

The retail electric price variance is primarily due to an increase in formula rate plan rates resulting from an increase in the resilience and storm hardening cost recovery rider revenue requirement effective January 2026. See

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Note 2 to the financial statements herein for discussion of the resilience and storm hardening cost recovery rider filing.

Total electric energy sales for Entergy New Orleans for the three months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	830	766	8
Commercial	619	605	2
Industrial	90	116	(22)
Governmental	227	217	5
Total retail	1,766	1,704	4
Sales for resale:
Non-associated companies	651	762	(15)
Total	2,417	2,466	(2)

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Amount
(In Millions)
2025 operating revenues	$611.4
Fuel, rider, and other revenues that do not significantly affect net income	66.7
Effect of sale of natural gas distribution business	(68.4)
Retail electric price	(2.1)
Volume/weather	(1.3)
2026 operating revenues	$606.3

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

Total electric energy sales for Entergy New Orleans for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	1,898	1,893	—
Commercial	1,574	1,578	—
Industrial	293	293	—
Governmental	602	589	2
Total retail	4,367	4,353	—
Sales for resale:
Non-associated companies	2,029	1,114	82
Total	6,396	5,467	17

See Note 12 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Third Quarter 2026 Compared to Third Quarter 2025

Other operation and maintenance expenses increased primarily due to:

•an increase of $2.5 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•a $2.4 million gain, recorded in third quarter 2025, resulting from the sale of the natural gas distribution business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025; and
•several individually insignificant items.

Asset write-offs includes a $12.8 million charge, recorded in third quarter 2025, to reflect the write-off of retained natural gas plant assets that were not included in the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and which will not be recovered from customers. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Interest expense decreased primarily due to a decrease of $2.3 million in carrying costs on regulatory liability balances.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Other operation and maintenance expenses decreased primarily due to a decrease of $6.2 million in gas operations expenses resulting from the absence of expenses following the sale of the natural gas distribution business on July 1, 2025 and a decrease of $2.6 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2026 as compared to 2025. The decrease was partially offset by an increase of $2.6 million in energy efficiency expenses primarily due to the timing of recovery from customers and a $2.4 million gain, recorded in third quarter 2025, resulting from the sale of the natural gas distribution

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

business on July 1, 2025. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

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

Taxes other than income taxes decreased primarily due to a decrease in franchise fees as a result of lower retail revenues in 2026 as compared to 2025, including the absence of natural gas revenues in 2026 following the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025, and the repeal of the Louisiana corporation franchise tax, effective January 2026, as a result of state legislation enacted in December 2024. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Entergy New Orleans natural gas distribution business on July 1, 2025.

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

Interest expense decreased primarily due to a decrease of $8.3 million in carrying costs on regulatory liability balances.

Income Taxes

The effective income tax rate was 24.5% for the third quarter 2026 and 22.1% for the nine months ended September 30, 2026. The differences in the effective income tax rates for the third quarter 2026 and the nine months ended September 30, 2026 versus the federal statutory rate of 21% were primarily due to the accrual for state income taxes and a provision for uncertain tax positions, partially offset by the amortization of excess accumulated deferred income taxes as a result of tax rate changes and certain book and tax differences related to utility plant items.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$110,264	$31,777

Net cash provided by (used in):
Operating activities	77,504	97,801
Investing activities	(111,845)	156,869
Financing activities	3,226	(217,747)
Net increase (decrease) in cash and cash equivalents	(31,115)	36,923

Cash and cash equivalents at end of period	$79,149	$68,700

Operating Activities

Net cash flow provided by operating activities decreased $20.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to lower collections from customers, partially offset by lower fuel and purchased power payments in 2026 as compared to 2025 and the timing of payments to vendors.

Investing Activities

Entergy New Orleans’s investing activities used $111.8 million for the nine months ended September 30, 2026 compared to providing $156.9 million for the nine months ended September 30, 2025 primarily due to the following activity:

•the receipt of $288.3 million in proceeds from the sale of the natural gas distribution business on July 1, 2025;
•an increase of $28.7 million in distribution construction expenditures primarily due to increased investment in the resilience and reliability of the distribution system;
•the receipt of $10.3 million from the storm reserve escrow account in 2025;
•a decrease of $8.8 million in gas operations construction expenditures resulting from the absence of construction expenditures following the sale of the natural gas distribution business on July 1, 2025;
•money pool activity; and
•a decrease of $22.4 million in non-nuclear generation construction expenditures primarily due to a lower scope of work during plant outages performed in 2026 as compared to 2025.

See Note 14 to the financial statements in the Form 10-K for discussion of the sale of Entergy New Orleans’s natural gas distribution business on July 1, 2025.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased by $5.9 million for the nine months ended September 30, 2026 compared to increasing by $14.7 million for the nine months ended September 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Entergy New Orleans’s financing activities provided $3.2 million for the nine months ended September 30, 2026 compared to using $217.7 million the nine months ended September 30, 2025 primarily due to the following activity:

•$140 million in common equity distributions paid in 2025 in order to maintain Entergy New Orleans’s capital structure;
•the issuances of $55 million of 6.65% Series mortgage bonds and $35 million of 5.91% Series mortgage bonds, each in May 2026;
•the repayment, at maturity, of $78 million of 3.00% Series mortgage bonds in March 2025; and
•the repayment of $85 million of 4% Series mortgage bonds in June 2026.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy New Orleans is primarily due to net income in 2026.

	September 30, 2026	December 31, 2025
Debt to capital	49.8%	52.1%
Effect of subtracting cash	(3.1%)	(4.6%)
Net debt to net capital (non-GAAP)	46.7%	47.5%

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

Entergy New Orleans is developing its capital investment plan for 2027 through 2030 and currently anticipates making the following construction and other capital investments during that period:

	2027	2028	2029	2030
	(In Millions) (a)
Planned construction and capital investments:
Generation	$5	$15	$15	$5
Transmission	10	20	20	15
Distribution	130	140	155	150
Utility Support	10	10	10	15
Total	$155	$185	$200	$185
(a)Amounts exclude expenditures expected to be funded through customer advances for construction.

In addition to routine capital spending to maintain operations, the capital plan for Entergy New Orleans includes distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental policies and actions, including trade-related governmental actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, environmental regulations, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy New Orleans is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and governmental policies and actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, on its current and planned capital projects, including project delays, modifications, and cost increases.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
(In Thousands)
$3,125	$9,009	$17,843	$3,146

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2027. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2026, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2026, a $0.5 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

In July 2026 the City Council’s advisors issued a report seeking a reduction in Entergy New Orleans’s requested formula rate plan revenues of approximately $4.4 million due to certain proposed cost realignments, imputation of revenues, and disallowances. The City Council’s advisors also recommended that Entergy New Orleans be permitted to collect $20 million over five years beginning in September 2026 to recover amounts that it might be required to pay Entergy Louisiana and Entergy Arkansas pursuant to a FERC order issued in June 2026, relating to an alleged MSS-4R violation. However, the FERC order is unclear on its face, and the specific amount of a payment, if any, is unknown. Requests for rehearing and clarification of the FERC order are pending. See “MSS-4 Replacement Tariff - Net Operating Loss Carryforward Proceeding” in Note 2 to the financial statements herein for additional discussion of the FERC order. Subsequent to the original recommendation from the City Council’s advisors regarding the FERC order, Entergy New Orleans reached a resolution with the City Council’s advisors, and the original proposed $20 million amount was reduced to $10 million over five years. Effective with the first billing cycle of September 2026, Entergy New Orleans implemented rates reflecting a formula rate plan increase of $13.8 million, as agreed upon by Entergy New Orleans and the City Council, per the approved process for formula rate plan implementation. Moreover, with respect to the FERC order, in October 2026 the City Council passed a resolution directing Entergy New Orleans to collect $2.3 million for year one, beginning in September 2026 from customers in anticipation of surcharge obligations resulting from the FERC order, to be collected outside the bandwidth. Until either the FERC determines or it is otherwise agreed that Entergy New Orleans must pay a surcharge, amounts collected from customers beginning September 2026 in anticipation of surcharge obligations resulting from the FERC order are being recorded as a regulatory liability. If the FERC determines or it is otherwise agreed that Entergy New Orleans must pay a surcharge, Entergy New Orleans will record a regulatory asset for the remaining uncollected balance, with carrying costs, including credit balances reflecting collections from customers that commenced in September 2026. If the FERC determines or it is otherwise agreed that Entergy New Orleans is owed payments, Entergy New Orleans will cease collecting amounts from customers beginning with the next base rate action and will return collected amounts to customers, including carrying costs.

Request for Extension of Formula Rate Plan

In July 2026, Entergy New Orleans submitted a motion requesting the City Council’s approval of a four-year extension of its current formula rate plan, with all material provisions left unchanged. In October 2026 the City Council approved Entergy New Orleans’s motion, authorizing the extension of Entergy New Orleans’s electric formula rate plan for test years 2026 through 2029.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Resilience and Storm Hardening Cost Recovery Rider Adjustment to the Formula Rate Plan

In October 2024 the City Council approved a rider mechanism for Entergy New Orleans to recover the costs of certain approved accelerated resilience projects to be constructed by Entergy New Orleans in 2025 and 2026. The rider allows for recovery of project costs through a formula rate plan rate adjustment. As required by the rider, in November 2024, Entergy New Orleans filed the first of its compliance filings, seeking a rate adjustment increase of approximately $1.1 million, and the increase in formula rate plan rates became effective in the first billing cycle of January 2025 in accordance with the terms of the rider. In October 2025, Entergy New Orleans made its second compliance filing, seeking a rate adjustment increase of approximately $11.8 million, and the increase in formula rate plan rates became effective in the first billing cycle of January 2026.

Distributed Energy Resource Program

As discussed in the Form 10-K, in October 2024 the City Council opened a docket to evaluate potential opportunities to increase the availability of distributed energy resources, battery storage, and related facilities in New Orleans. In December 2025 the City Council issued a resolution establishing a distributed energy resources program to be implemented and operated under the existing Energy Smart program, with $28 million in customer incentives available through credits funded by the settlement between System Energy and the City Council. In March 2026, as required by the City Council, Entergy New Orleans submitted to the City Council a proposed battery storage implementation plan, in which program costs would be offset by credits from the System Energy settlement, with no incremental impact on customer rates. See “Complaints Against System Energy - System Energy Settlement with the City Council” in Note 2 to the financial statements in the Form 10-K for discussion of the System Energy settlement with the City Council.

An intervenor in the proceeding challenged the plan submitted by Entergy New Orleans and sought additional incentives for participating customers, including accelerated use of the credits. In July 2026 certain stakeholders submitted comments in support of that intervenor’s position. In August 2026 the City Council’s advisors issued a report that, among other things, summarized the parties’ positions and identified various issues for determination by the City Council.

In October 2026 the City Council approved a resolution that increased the amount of upfront incentives for participating customers and did not clearly address the total cost of ongoing customer incentives, such that all incentives and costs associated with the program could exceed the credits from the System Energy settlement, in which case incremental costs would have to be borne more broadly by customers through rates, including those customers who do not participate in the program. Pursuant to the resolution, Entergy New Orleans expects to submit an implementation plan to the City Council in November 2026, providing for implementation by the end of first quarter 2027. The resolution further directs Entergy New Orleans and the City Council’s advisors to collaborate to develop certain protections for customers participating in the program and to report to the City Council on such efforts in November 2026.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$244,105	$220,290	$606,304	$542,996
Natural gas	—	8	—	68,357
TOTAL	244,105	220,298	606,304	611,353

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	26,652	33,798	76,593	72,707
Purchased power	80,485	67,849	219,991	204,716
Other operation and maintenance	43,262	36,341	114,713	119,268
Asset write-offs	—	12,795	—	12,795
Taxes other than income taxes	14,356	15,454	38,504	45,326
Depreciation and amortization	19,480	19,064	57,787	63,267
Other regulatory charges (credits) - net	(526)	(3,786)	(5,938)	(10,376)
TOTAL	183,709	181,515	501,650	507,703

OPERATING INCOME	60,396	38,783	104,654	103,650

OTHER INCOME
Allowance for equity funds used during construction	902	491	2,203	1,291
Interest and investment income	746	1,172	2,380	1,774
Miscellaneous - net	(461)	(1,001)	(2,709)	(2,374)
TOTAL	1,187	662	1,874	691

INTEREST EXPENSE
Interest expense	9,996	11,972	29,383	37,683
Allowance for borrowed funds used during construction	(529)	(270)	(1,292)	(709)
TOTAL	9,467	11,702	28,091	36,974

INCOME BEFORE INCOME TAXES	52,116	27,743	78,437	67,367

Income taxes	12,794	7,080	17,349	16,563

NET INCOME	$39,322	$20,663	$61,088	$50,804

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$61,088	$50,804
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	57,787	63,267
Deferred income taxes, tax credits, and non-current taxes accrued	4,011	9,979
Asset write-offs	—	12,795
Changes in assets and liabilities:
Receivables	(44,600)	(8,667)
Fuel inventory	112	3,961
Accounts payable	7,244	(7,430)
Prepaid taxes and taxes accrued	14,086	8,564
Interest accrued	3,865	1,326
Deferred fuel costs	(1,844)	4,053
Other working capital accounts	(8,386)	(3,290)
Provisions for estimated losses	674	(10,156)
Other regulatory assets	4,490	48,029
Other regulatory liabilities	(17,563)	(41,353)
Pension and other postretirement funded status	(6,342)	10,393
Other assets and liabilities	2,882	(44,474)
Net cash flow provided by operating activities	77,504	97,801

INVESTING ACTIVITIES
Construction expenditures	(117,136)	(127,504)
Allowance for equity funds used during construction	2,203	1,291
Changes in money pool receivable - net	5,884	(14,697)
Receipt from storm reserve escrow account	—	10,333
Payments to storm reserve escrow account	(1,997)	(2,450)
Proceeds from sale of business	—	288,285
Changes in securitization account	—	1,611
Increase in other investments	(799)	—
Net cash flow provided by (used in) investing activities	(111,845)	156,869

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	89,053	79,693
Retirement of long-term debt	(85,000)	(158,000)
Common equity distributions paid	—	(140,000)
Other	(827)	560
Net cash flow provided by (used in) financing activities	3,226	(217,747)

Net increase (decrease) in cash and cash equivalents	(31,115)	36,923
Cash and cash equivalents at beginning of period	110,264	31,777
Cash and cash equivalents at end of period	$79,149	$68,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$20,670	$35,553
Income taxes - net	$150	$—
Noncash investing activities:
Accrued construction expenditures	$12,907	$8,102

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Temporary cash investments	79,123	110,238
Total cash and cash equivalents	79,149	110,264
Accounts receivable:
Customer	91,222	55,972
Allowance for doubtful accounts	(2,724)	(3,845)
Associated companies	5,360	10,459
Other	5,307	3,668
Accrued unbilled revenues	34,108	28,303
Total accounts receivable	133,273	94,557
Fuel inventory - at average cost	704	816
Materials and supplies	38,598	30,539
Prepayments and other	19,284	12,992
TOTAL	271,008	249,168

OTHER PROPERTY AND INVESTMENTS
Storm reserve escrow account	75,819	73,822
Other	9,152	9,485
TOTAL	84,971	83,307

UTILITY PLANT
Electric	2,335,745	2,267,691
Construction work in progress	72,507	43,055
TOTAL UTILITY PLANT	2,408,252	2,310,746
Less - accumulated depreciation and amortization	811,326	778,401
UTILITY PLANT - NET	1,596,926	1,532,345

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	105,200	109,690
Deferred fuel costs	4,080	4,080
Other	87,408	80,090
TOTAL	196,688	193,860

TOTAL ASSETS	$2,149,593	$2,058,680

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$85,000
Payable due to associated company	720	720
Accounts payable:
Associated companies	47,835	47,709
Other	39,371	32,067
Customer deposits	31,095	30,632
Taxes accrued	30,422	16,336
Interest accrued	10,694	6,829
Deferred fuel costs	1,365	3,209
Other	17,653	10,659
TOTAL	179,155	233,161

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	211,338	201,345
Accumulated deferred investment tax credits	15,356	15,425
Regulatory liability for income taxes - net	9,578	15,656
Other regulatory liabilities	301,477	312,962
Accumulated provisions	79,607	78,933
Long-term debt	655,434	565,985
Long-term payable due to associated company	5,144	5,144
Other	23,404	22,057
TOTAL	1,301,338	1,217,507

Commitments and Contingencies

EQUITY
Member's equity	669,100	608,012
TOTAL	669,100	608,012

TOTAL LIABILITIES AND EQUITY	$2,149,593	$2,058,680

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2024	$697,601

Net income	12,099
Balance at March 31, 2025	709,700

Net income	18,042
Balance at June 30, 2025	727,742

Net income	20,663
Common equity distributions	(140,000)
Balance at September 30, 2025	$608,405

Balance at December 31, 2025	$608,012

Net income	6,384
Balance at March 31, 2026	614,396

Net income	15,382
Balance at June 30, 2026	629,778

Net income	39,322
Balance at September 30, 2026	$669,100

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2026 Compared to Third Quarter 2025

Net income increased $46.8 million primarily due to higher volume/weather, higher retail electric price, and higher other income, partially offset by higher taxes other than income taxes, higher interest expense, higher unrecovered capacity costs in 2026, and higher other operation and maintenance expenses.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net income increased $65.2 million primarily due to higher volume/weather, higher retail electric price, higher other income, and higher unrecovered capacity costs in 2025, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest expense.

Operating Revenues

Third Quarter 2026 Compared to Third Quarter 2025

Following is an analysis of the change in operating revenues comparing the third quarter 2026 to the third quarter 2025:

Amount
(In Millions)
2025 operating revenues	$640.3
Fuel, rider, and other revenues that do not significantly affect net income	42.7
Volume/weather	52.7
Retail electric price	16.8
2026 operating revenues	$752.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial usage, an increase in weather-adjusted residential usage, and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily agricultural and other chemicals, transportation, and petrochemicals customers. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

The retail electric price variance is primarily due to increases in the distribution cost recovery factor rider effective December 2025 and July 2026 and an increase in the transmission cost recovery factor rider effective April 2026. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the distribution and transmission cost recovery factor rider filings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Total electric energy sales for Entergy Texas for the three months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	2,514	2,213	14
Commercial	1,582	1,479	7
Industrial	3,025	2,574	18
Governmental	80	73	10
Total retail	7,201	6,339	14
Sales for resale:
Non-associated companies	175	120	46
Total	7,376	6,459	14

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Amount
(In Millions)
2025 operating revenues	$1,613.9
Fuel, rider, and other revenues that do not significantly affect net income	106.9
Volume/weather	61.0
Retail electric price	42.9
2026 operating revenues	$1,824.7

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial usage and an increase in weather-adjusted residential usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from large industrial customers, primarily agricultural and other chemicals, transportation, and industrial gases customers. The increase in weather-adjusted residential usage is primarily due to an increase in customers.

The retail electric price variance is primarily due to increases in the distribution cost recovery factor rider effective June 2025, December 2025, and July 2026 and an increase in the transmission cost recovery factor rider effective April 2026. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the distribution and transmission cost recovery factor rider filings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025	% Change
	(GWh)
Residential	5,662	5,514	3
Commercial	3,998	3,869	3
Industrial	8,393	7,355	14
Governmental	219	201	9
Total retail	18,272	16,939	8
Sales for resale:
Non-associated companies	432	264	64
Total	18,704	17,203	9

See Note 12 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Third Quarter 2026 Compared to Third Quarter 2025

Purchased power includes:

•$14.6 million of unrecovered capacity cost charges in 2026 under a new short-term, one-year power purchase agreement beginning in June 2026; and
•$11.5 million of higher unrecovered costs in 2025 related to the procurement of capacity through MISO’s annual planning resource auction.  Higher costs in third quarter 2025 resulted from the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months in 2025.  Prior to June 2026, Entergy Texas also did not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates.  In June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually.  In May 2026, Entergy Texas filed a request with the PUCT for a capacity cost recovery rider to recover eligible capacity procurement costs associated with its participation in MISO’s annual planning resource auction, and the PUCT approved the request in July 2026.  See Note 2 to the financial statements herein for discussion of the capacity cost recovery rider.

Other operation and maintenance expenses increased primarily due to an increase of $1.7 million in energy efficiency expenses primarily due to the timing of recovery from customers and several individually insignificant items. The increase was partially offset by a decrease of $1.6 million in loss provisions and a decrease of $1.4 million in bad debt expense.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Other income increased primarily due to higher interest earned on money pool investments and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026, including the Orange County Advanced Power Station project and the Lone Star Power Station project, partially offset by lower construction work in progress in 2026 on the Legend Power Station project as a result of the sale of

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
assets related to the in-process project in December 2025. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

Interest expense increased primarily due to the issuance of $425 million of 5.20% Series mortgage bonds in May 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Purchased power includes:

•$27.2 million of higher unrecovered costs in 2025 related to the procurement of capacity through MISO’s annual planning resource auction.  Higher costs in 2025 resulted from the effect of a significant increase in MISO’s seasonal auction clearing price, due to the implementation of a reliability-based demand curve, for capacity transactions during the summer months in 2025.  Prior to June 2026, Entergy Texas also did not have the ability to recover its MISO capacity costs incurred to date beyond the level included in base rates.  In June 2025, Texas legislation established a capacity cost recovery rider mechanism that would allow for the recovery of costs related to the procurement of capacity through MISO’s annual planning resource auction outside of base rates, through a rider that is updated annually.  In May 2026, Entergy Texas filed a request with the PUCT for a capacity cost recovery rider to recover eligible capacity procurement costs associated with its participation in MISO’s annual planning resource auction, and the PUCT approved the request in July 2026.  See Note 2 to the financial statements herein for discussion of the capacity cost recovery rider; and
•$19.4 million of unrecovered capacity cost charges in 2026 under a new short-term, one-year power purchase agreement beginning in June 2026.

Other operation and maintenance expenses increased primarily due to:

•an increase of $2.6 million in energy efficiency expenses primarily due to the timing of recovery from customers;
•an increase of $2.2 million in compensation and benefits costs primarily due to higher healthcare claims activity, the timing of the recognition of prescription drug rebates, and a larger revision to estimated incentive-based compensation expense in 2025;
•an increase of $2.1 million in power delivery expenses primarily due to higher vegetation maintenance costs and increased contract labor costs;
•an increase of $1.9 million in insurance expense primarily due to higher premiums in 2026 as compared to 2025;
•an increase of $1.5 million in transmission costs allocated by MISO; and
•several individually insignificant items.

The increase was partially offset by a decrease of $7.5 million in bad debt expense and a decrease of $1.5 million in loss provisions.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Other income increased primarily due to higher interest earned on money pool investments and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2026, including the Orange County Advanced Power Station project and the Lone Star Power Station project, partially offset by lower construction work in progress in 2026 on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Interest expense increased primarily due to the issuance of $425 million of 5.20% Series mortgage bonds in May 2026 and the issuance of $500 million of 5.25% Series mortgage bonds in February 2025, partially offset by lower carrying costs on the deferred fuel balance.

Income Taxes

The effective income tax rates were 18.9% for the third quarter 2026 and 18.0% for the nine months ended September 30, 2026. The differences in the effective income tax rates for the third quarter 2026 and the nine months ended September 30, 2026 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$275,108	$184,997

Net cash provided by (used in):
Operating activities	496,060	413,075
Investing activities	(751,848)	(1,201,029)
Financing activities	393,199	603,746
Net increase (decrease) in cash and cash equivalents	137,411	(184,208)

Cash and cash equivalents at end of period	$412,519	$789

Operating Activities

Net cash flow provided by operating activities increased $83.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher collections from customers, partially offset by higher fuel and purchased power payments and the timing of payments to vendors. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $449.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a decrease of $408.2

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
million in non-nuclear generation construction expenditures primarily due to lower spending on the Legend Power Station project as a result of the sale of assets related to the in-process project in December 2025 and lower spending on the Orange County Advanced Power Station project in 2026 and a decrease of $95.1 million in transmission construction expenditures primarily due to decreased spending on various transmission projects in 2026. The decrease was partially offset by proceeds of $41.4 million received in 2025 from the transfer of assets related to the Segno Solar and Votaw Solar facilities from Entergy Texas to Entergy Louisiana and money pool activity. See Note 8 to the financial statements in the Form 10-K for discussion of the Entergy Texas build-to-suit lease arrangement for the Legend Power Station.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $6.2 million for the nine months ended September 30, 2026 compared to decreasing by $18.5 million for the nine months ended September 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $210.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to:

•the issuance of $500 million of 5.25% Series mortgage bonds in February 2025;
•a $248.3 million payment in June 2026 associated with a financed portion of construction work in progress related to the Orange County Advanced Power Station;
•the repayment of $130 million of 1.50% Series mortgage bonds in September 2026; and
•money pool activity.

The decrease was partially offset by the issuance of $425 million of 5.20% Series mortgage bonds in May 2026 and a capital contribution of $365 million received from Entergy Corporation in 2026 in order to maintain Entergy Texas’s capital structure and in anticipation of various capital expenditures.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $142.2 million for the nine months ended September 30, 2025.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to a capital contribution of $365 million received from Entergy Corporation in 2026.

	September 30, 2026	December 31, 2025
Debt to capital	48.4%	50.9%
Effect of excluding securitization bonds	(1.2%)	(1.4%)
Debt to capital, excluding securitization bonds (non-GAAP) (a)	47.2%	49.5%
Effect of subtracting cash	(2.7%)	(1.9%)
Net debt to net capital, excluding securitization bonds (non-GAAP) (a)	44.5%	47.6%

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

Entergy Texas is developing its capital investment plan for 2027 through 2030 and currently anticipates making the following construction and other capital investments during that period:

	2027	2028	2029	2030
	(In Millions) (a)
Planned construction and capital investments:
Generation	$320	$1,570	$75	$125
Transmission	615	735	645	255
Distribution	420	370	340	340
Utility Support	40	30	35	35
Total	$1,395	$2,705	$1,095	$755

(a)Amounts exclude expenditures expected to be funded through customer advances for construction.

In addition to routine capital spending to maintain operations, the capital plan for Entergy Texas includes investments in generation projects to modernize, decarbonize, expand, and diversify Entergy Texas’s portfolio, including Lone Star Power Station and Legend Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to improve reliability and resilience while also supporting customer growth and renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental policies and actions, including trade-related governmental actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, environmental regulations, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. Entergy Texas is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and governmental policies and actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, on its current and planned capital projects, including project delays, modifications, and cost increases.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
(In Thousands)
$16,291	$22,467	($142,209)	$18,504

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $300 million scheduled to expire in June 2031.  The credit facility includes fronting commitments for the issuance of letters of credit against $25 million of the borrowing capacity of the facility. As of September 30, 2026, there were no cash borrowings and $1.1 million in letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to two uncommitted letter of credit facilities as a means to post collateral to support its obligations to MISO. As of September 30, 2026, $95.1 million in letters of credit were outstanding under one of Entergy Texas’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Cypress to Legend 500 kV Transmission Line

As discussed in the Form 10-K, in May 2025, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 500 kV transmission line. The transmission line is expected to be approximately 40 to 49 miles in length and the estimated cost of the project ranges from $392.7 million to $436.2 million, depending on the route ultimately approved by the PUCT. In June 2025 the PUCT referred the proceeding to the State Office of Administrative Hearings and a hearing on the merits was held in August 2025. In October 2025 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application to construct the transmission line and recommending the PUCT’s approval include selection of a specific route with an estimated cost of $398.7 million. In December 2025 the PUCT issued a final order approving the requested amendment to Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the new single-circuit 500 kV transmission line, and selecting the final route previously recommended. In February 2026, landowners not party to the PUCT proceeding filed in the 345th District Court of Travis County, Texas a petition for declaratory relief and temporary and permanent injunction against the PUCT’s final order. The petition, which names the PUCT, its commissioners, and Entergy Texas as defendants, challenges Entergy Texas’s notice, the application of the PUCT’s notice rule, and the PUCT order’s approval of a route the petitioners assert was not adequately noticed. In March 2026, Entergy Texas and the PUCT filed answers disputing all aspects of the petition. In April 2026 petitioners filed an amended petition with minor adjustments to their original petition. In May 2026 petitioners filed a supplemental application for temporary injunction and opposition to pleas to the jurisdiction in response to jurisdictional defenses raised in the answers filed by Entergy Texas and the PUCT. In June 2026 the court set a hearing for July 2026 on petitioners’ requested temporary injunction and any pleas to the jurisdiction and motions for summary judgment. In June 2026 the PUCT filed its plea to the jurisdiction. In June 2026 petitioners filed a motion for summary judgment and Entergy Texas filed an amended answer addressing the amended petition, a plea to the jurisdiction, and, in the alternative, a motion for summary judgment. In July 2026 the court issued a written order granting Entergy Texas’s and the PUCT’s pleas to the jurisdiction and, in the alternative, Entergy Texas’s motion for summary judgment. In August 2026 petitioners filed a notice of appeal to the Fifteenth Court of Appeals. In October 2026 the appellate record was filed with the Fifteenth Court of Appeals, triggering a 30-day deadline for the appellants to file a brief on the merits. Also in October 2026, the appellants filed a motion for temporary relief requesting that Entergy Texas be restrained from exercising eminent domain and construction activities on the appellants’ properties. Entergy Texas expects to respond in opposition to the motion for temporary relief by the November 2026 deadline established by the court. Subject to receipt of required permits and other conditions, the project is expected to be in service by the end of 2028.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Forest to War Eagle to Porter 138 kV Transmission Line

In August 2026, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate a new single-circuit 138 kV transmission line. The transmission line is expected to be approximately 9 to 11 miles in length and the estimated cost of the project ranges from $88.8 million to $99.4 million, depending on the route ultimately approved by the PUCT. Also in August 2026, the PUCT referred the proceeding to the State Office of Administrative Hearings. In September 2026 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule that set a hearing for November 2026. In October 2026 the PUCT staff filed direct testimony recommending the PUCT approve Entergy Texas’s application and identifying the proposed route it concluded to best meet the statutory criteria for certification. The statutory deadline for a PUCT decision is February 2027.

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

In September 2026, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $127.3 million annually, or $14.8 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between January 1, 2026 and June 30, 2026. In September 2026 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule requiring the PUCT staff to file a recommendation on the merits of Entergy Texas’s application by November 2, 2026.

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

In October 2026, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $56.7 million annually, or $26.4 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2025 and June 30, 2026 and changes in other transmission charges.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
Generation Cost Recovery Rider

In March 2026, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Orange County Advanced Power Station. The proposed generation cost recovery rider, which includes Entergy Texas’s capital invested in generation for the Orange County Advanced Power Station through December 31, 2025, was designed to collect approximately $150.4 million annually from Entergy Texas’s retail customers. In July 2026 the ALJ with the State Office of Administrative Hearings approved a proposed procedural schedule that included a hearing on the merits in September 2026 and provided for interim rates to become effective for usage on and after the Orange County Advanced Power Station in-service date, to the extent final rates were not in place by that time. In September 2026, Entergy Texas filed, and the ALJ with the State Office of Administrative Hearings granted, a joint motion to abate the procedural schedule and cancel the hearing on the merits to give the parties to the proceeding additional time to finalize a settlement. Interim rates became effective when the Orange County Advanced Power Station was placed into service in October 2026. Also in October 2026, Entergy Texas filed an unopposed stipulation resolving all issues in case, supporting testimony, a joint motion to adjust the interim rates previously implemented to correspond to the stipulated revenue requirement, and a joint motion to admit evidence and remand the proceeding to the PUCT. The unopposed stipulation would result in no disallowance of recoverable investment but would reduce the annual revenue requirement collected through the generation cost recovery rider by $5.7 million while the rider remains in effect. The PUCT is expected to issue a final order on the settlement by the end of 2026.

Fuel and purchased power cost recovery

In September 2026, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2024 through March 2026. During the reconciliation period, Entergy Texas incurred approximately $1.2 billion in eligible fuel and purchased power expenses to generate and purchase electricity to serve its customers, net of certain revenues credited to such expenses and other adjustments. Entergy Texas’s cumulative over-recovery balance for the reconciliation period was approximately $90.1 million, including interest, which Entergy Texas requested authority to carry over as part of the cumulative fuel balance for the subsequent reconciliation period beginning April 2026.

Capacity Cost Recovery Rider (CCRR)

In May 2026, Entergy Texas filed with the PUCT a request to establish a new CCRR. The new CCRR was designed to collect approximately $58 million annually from Entergy Texas’s retail customers based on Entergy Texas’s eligible capacity-related costs and revenues for the 12 months beginning June 1, 2026. The eligible capacity-related costs and revenues are associated with Entergy Texas’s participation in MISO’s annual planning resource auction. In July 2026 the PUCT approved the CCRR, consistent with Entergy Texas’s as-filed request, and rates became effective on July 10, 2026.

Frontier Power Purchase Agreement

In June 2026, Entergy Texas filed an application for PUCT pre-approval of a long-term 14-year PPA for 300 MW of capacity and energy from the Tenaska Frontier Generating Station, an 830 MW natural gas-fired combined-cycle combustion turbine plant in Grimes County, Texas. As a result of accelerated load growth in Texas and other factors in Entergy Texas’s service territory, Entergy Texas has a significant near- and long-term need for capacity and energy to serve its customers. Within the application, Entergy Texas requested the PUCT find that the PPA will satisfy Entergy Texas’s identified reliability needs in allowing for cost recovery of the associated purchased power. The 14-year PPA has a total estimated cost of $883 million. In September 2026 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule with a hearing on the merits scheduled in October 2026. In October 2026, Entergy Texas filed on behalf of the parties a joint motion to abate the procedural schedule noting that the parties had reached a settlement in principle and the ALJ with the State Office of Administrative Hearings approved the joint motion to allow the parties time to finalize the settlement.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$752,528	$640,291	$1,824,717	$1,613,871

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	91,762	142,264	272,027	263,392
Purchased power	211,901	114,286	474,549	371,784
Other operation and maintenance	93,871	90,278	263,401	248,551
Taxes other than income taxes	37,154	30,604	99,706	91,023
Depreciation and amortization	80,179	82,551	241,054	244,061
Other regulatory charges (credits) - net	9,260	5,353	16,508	11,197
TOTAL	524,127	465,336	1,367,245	1,230,008

OPERATING INCOME	228,401	174,955	457,472	383,863

OTHER INCOME
Allowance for equity funds used during construction	24,251	21,148	62,564	58,483
Interest and investment income	4,800	230	13,844	4,964
Miscellaneous - net	284	(2,426)	(3,050)	(6,057)
TOTAL	29,335	18,952	73,358	57,390

INTEREST EXPENSE
Interest expense	50,372	43,881	139,241	130,100
Allowance for borrowed funds used during construction	(10,550)	(9,010)	(27,292)	(24,897)
TOTAL	39,822	34,871	111,949	105,203

INCOME BEFORE INCOME TAXES	217,914	159,036	418,881	336,050

Income taxes	41,085	29,030	75,369	57,692

NET INCOME	176,829	130,006	343,512	278,358

Preferred dividend requirements	518	518	1,554	1,554

EARNINGS APPLICABLE TO COMMON STOCK	$176,311	$129,488	$341,958	$276,804

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$343,512	$278,358
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	241,054	244,061
Deferred income taxes, tax credits, and non-current taxes accrued	80,076	50,978
Changes in assets and liabilities:
Receivables	(61,244)	(99,373)
Fuel inventory	7,060	14,598
Accounts payable	333	12,604
Taxes accrued	(4,236)	(3,689)
Interest accrued	(8,128)	(9,372)
Deferred fuel costs	(39,500)	(48,081)
Other working capital accounts	(2,476)	(23,657)
Provisions for estimated losses	(2,646)	2,652
Other regulatory assets	(683)	86,203
Other regulatory liabilities	22,682	(20,878)
Pension and other postretirement funded status	(10,694)	(10,012)
Other assets and liabilities	(69,050)	(61,317)
Net cash flow provided by operating activities	496,060	413,075

INVESTING ACTIVITIES
Construction expenditures	(812,156)	(1,313,129)
Allowance for equity funds used during construction	62,564	58,483
Proceeds from sale of assets	—	41,435
Changes in money pool receivable - net	6,176	18,504
Changes in securitization account	(8,432)	(6,322)
Net cash flow used in investing activities	(751,848)	(1,201,029)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	419,491	493,616
Retirement of long-term debt	(138,673)	(9,359)
Repayment of accrued construction expenditures	(248,322)	—
Capital contribution from parent	365,000	—
Change in money pool payable - net	—	142,209
Preferred stock dividends paid	(1,554)	(1,554)
Other	(2,743)	(21,166)
Net cash flow provided by financing activities	393,199	603,746

Net increase (decrease) in cash and cash equivalents	137,411	(184,208)
Cash and cash equivalents at beginning of period	275,108	184,997
Cash and cash equivalents at end of period	$412,519	$789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$141,469	$136,763
Income taxes - net	($3,275)	$2,077
Noncash investing activities:
Accrued construction expenditures	$58,858	$154,965

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$28	$200
Temporary cash investments	412,491	274,908
Total cash and cash equivalents	412,519	275,108
Securitization recovery trust account	9,912	1,480
Accounts receivable:
Customer	186,098	107,287
Allowance for doubtful accounts	(8,346)	(8,598)
Associated companies	31,229	28,747
Other	20,741	67,400
Accrued unbilled revenues	105,175	80,503
Total accounts receivable	334,897	275,339
Deferred fuel costs	28,147	—
Fuel inventory - at average cost	23,773	30,833
Materials and supplies	180,262	190,322
Prepayments and other	63,317	49,161
TOTAL	1,052,827	822,243

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	14	56
Other	15,721	15,607
TOTAL	15,735	15,663

UTILITY PLANT
Electric	9,759,834	9,491,159
Construction work in progress	2,150,336	1,761,028
TOTAL UTILITY PLANT	11,910,170	11,252,187
Less - accumulated depreciation and amortization	2,888,376	2,764,308
UTILITY PLANT - NET	9,021,794	8,487,879

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $200,665 as of September 30, 2026 and $216,107 as of December 31, 2025)	511,489	510,806
Other	211,934	191,555
TOTAL	723,423	702,361

TOTAL ASSETS	$10,813,779	$10,028,146

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$130,000
Accounts payable:
Associated companies	65,532	73,178
Other	232,024	518,613
Customer deposits	45,068	42,109
Taxes accrued	82,944	87,180
Interest accrued	33,779	41,907
Deferred fuel costs	—	11,353
Other	20,915	16,801
TOTAL	480,262	921,141

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,048,396	947,067
Accumulated deferred investment tax credits	6,026	6,467
Regulatory liability for income taxes - net	36,695	57,755
Other regulatory liabilities	182,711	138,969
Asset retirement cost liabilities	15,722	15,097
Accumulated provisions	10,912	13,558
Long-term debt (includes securitization bonds of $212,738 as of September 30, 2026 and $221,139 as of December 31, 2025)	4,313,131	3,900,188
Other	114,755	129,693
TOTAL	5,728,348	5,208,794

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2026 and 2025	49,452	49,452
Paid-in capital	1,790,125	1,425,125
Retained earnings	2,726,842	2,384,884
Total common shareholder's equity	4,566,419	3,859,461
Preferred stock without sinking fund	38,750	38,750
TOTAL	4,605,169	3,898,211

TOTAL LIABILITIES AND EQUITY	$10,813,779	$10,028,146

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2024	$38,750	$49,452	$1,200,125	$2,052,885	$3,341,212

Net income	—	—	—	66,856	66,856
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2025	38,750	49,452	1,200,125	2,119,223	3,407,550

Net income	—	—	—	81,496	81,496
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2025	38,750	49,452	1,200,125	2,200,201	3,488,528

Net income	—	—	—	130,006	130,006
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2025	$38,750	$49,452	$1,200,125	$2,329,689	$3,618,016

Balance at December 31, 2025	$38,750	$49,452	$1,425,125	$2,384,884	$3,898,211

Net income	—	—	—	73,435	73,435
Capital contribution from parent	—	—	365,000	—	365,000
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2026	38,750	49,452	1,790,125	2,457,801	4,336,128

Net income	—	—	—	93,248	93,248
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2026	38,750	49,452	1,790,125	2,550,531	4,428,858

Net income	—	—	—	176,829	176,829
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2026	$38,750	$49,452	$1,790,125	$2,726,842	$4,605,169

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

Results of Operations

Net Income

Third Quarter 2026 Compared to Third Quarter 2025

Net income increased $1.7 million primarily due to higher operating revenues resulting from changes in rate base.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net income increased $3.4 million primarily due to higher operating revenues resulting from changes in rate base.

Income Taxes

The effective income tax rates were 16.8% for the third quarter 2026 and 16.7% for the nine months ended September 30, 2026. The differences in the effective income tax rates for the third quarter 2026 and the nine months ended September 30, 2026 versus the federal statutory rate of 21% were primarily due to certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and the amortization of investment tax credits, partially offset by the accrual for state income taxes.

The effective income tax rate was 21.1% for the third quarter 2025. The difference in the effective income tax rate for the third quarter 2025 versus the federal statutory rate of 21% was primarily due to the accrual for state income taxes, substantially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 20.6% for the nine months ended September 30, 2025. The difference in the effective income tax rate for the nine months ended September 30, 2025 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, substantially offset by the accrual for state income taxes.

Income Tax Legislation and Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation and Regulation” in the Form 10-K for discussion of income tax legislation and regulation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	(In Thousands)
Cash and cash equivalents at beginning of period	$56	$28,908

Net cash provided by (used in):
Operating activities	255,537	327,440
Investing activities	(253,926)	(146,126)
Financing activities	29,792	(82,435)
Net increase in cash and cash equivalents	31,403	98,879

Cash and cash equivalents at end of period	$31,459	$127,787

Operating Activities

Net cash flow provided by operating activities decreased $71.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase of $30.3 million in spending on nuclear refueling outage costs in 2026 as compared to 2025 and the receipt of $68.8 million in proceeds from the transfer of 2025 nuclear production tax credits to third parties in 2026 as compared to the receipt of $98.7 million in proceeds from the transfer of 2024 nuclear production tax credits to third parties in 2025. See Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K for discussion of the nuclear production tax credits.

Investing Activities

Net cash flow used in investing activities increased $107.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase of $108.2 million in cash used as a result of fluctuations in nuclear fuel activity due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and an increase of $49.2 million in nuclear construction expenditures primarily due to higher spending in 2026 on Grand Gulf outage projects and upgrades. The increase was partially offset by money pool activity and a decrease of $17.1 million in decommissioning trust fund investment activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased $1.2 million for the nine months ended September 30, 2026 compared to increasing by $30.3 million for the nine months ended September 30, 2025. The money pool is an intercompany cash management program that makes possible intercompany borrowing and lending arrangements, and the money pool and other borrowing arrangements are designed to reduce the Registrant Subsidiaries’ dependence on external short-term borrowings.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Financing Activities

System Energy’s financing activities provided $29.8 million of cash for the nine months ended September 30, 2026 compared to using $82.4 million of cash for the nine months ended September 30, 2025 primarily due to the following activity:

•the issuance of $80 million of 5.28% Series L notes by the System Energy nuclear fuel company variable interest entity in January 2026;
•a decrease of $45 million in common stock dividends and distributions paid in 2026 in order to maintain System Energy’s capital structure;
•net long-term borrowings of $1.5 million in 2026 compared to net repayments of $33.1 million in 2025 on the nuclear fuel company variable interest entity’s credit facility;
•the repayment, prior to maturity, of $200 million of 2.14% Series mortgage bonds in June 2025;
•the issuance of $240 million of 5.30% Series mortgage bonds in May 2025; and
•money pool activity.

Decreases in System Energy’s payable to the money pool are a use of cash flow, and System Energy’s payable to the money pool decreased $16.3 million for the nine months ended September 30, 2026.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for System Energy is primarily due to the net issuance of long-term debt in 2026.

	September 30, 2026	December 31, 2025
Debt to capital	54.2%	53.1%
Effect of subtracting cash	(0.7%)	—%
Net debt to net capital (non-GAAP)	53.5%	53.1%

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

System Energy is developing its capital investment plan for 2027 through 2030 and currently anticipates making the following construction and other capital investments during that period:

	2027	2028	2029	2030
	(In Millions)
Planned construction and capital investments:
Generation	$105	$160	$175	$200
Utility Support	10	10	30	15
Total	$115	$170	$205	$215

In addition to routine capital spending to maintain operations, the capital plan for System Energy includes amounts associated with Grand Gulf investments and initiatives. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, governmental policies and actions, including trade-related governmental actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, environmental regulations, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital, including any changes to governmental programs, such as loans, grants, guarantees, and other subsidies. System Energy is not able to predict the effect of potential changes in regulation and law, changes to governmental programs, such as loans, grants, guarantees, and other subsidies, and governmental policies and actions, such as tariffs, executive orders, and other measures, including Executive Order 14421 and the Section 232 Proclamation, on its current and planned capital projects, including project delays, modifications, and cost increases.

System Energy’s receivables from or (payables to) the money pool were as follows:

September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
(In Thousands)
$1,238	($16,299)	$33,179	$2,851

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2029. As of September 30, 2026, $37.9 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

In April 2026 the NRC issued a final significance determination and notice of violation for Grand Gulf, in which it finalized a “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators, resulting in Grand Gulf’s placement in Column 2, effective first quarter 2026.  In September 2026, Grand Gulf successfully completed an NRC supplemental inspection related to the emergency diesel generator issue. The NRC is expected to issue an inspection report in fourth quarter 2026 documenting Grand Gulf’s return to Column 1, effective third quarter 2026.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$162,108	$148,071	$449,426	$433,740

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	20,833	16,748	51,181	47,686
Nuclear refueling outage expenses	6,425	4,194	15,394	12,419
Other operation and maintenance	54,088	48,454	142,692	138,949
Decommissioning	11,835	11,369	35,152	33,770
Taxes other than income taxes	6,757	6,855	19,938	20,214
Depreciation and amortization	31,393	31,125	93,674	92,952
Other regulatory charges (credits) - net	240	4,427	60,638	2,047
TOTAL	131,571	123,172	418,669	348,037

OPERATING INCOME	30,537	24,899	30,757	85,703

OTHER INCOME
Allowance for equity funds used during construction	1,293	2,136	5,052	5,620
Interest and investment income	13,119	17,404	98,871	40,515
Miscellaneous - net	301	(537)	853	(244)
TOTAL	14,713	19,003	104,776	45,891

INTEREST EXPENSE
Interest expense	18,362	17,997	55,330	51,289
Allowance for borrowed funds used during construction	(784)	(1,045)	(3,031)	(2,754)
TOTAL	17,578	16,952	52,299	48,535

INCOME BEFORE INCOME TAXES	27,672	26,950	83,234	83,059

Income taxes	4,660	5,679	13,879	17,074

NET INCOME	$23,012	$21,271	$69,355	$65,985

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net income	$69,355	$65,985
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	169,734	168,382
Deferred income taxes, tax credits, and non-current taxes accrued	82,807	116,094
Changes in assets and liabilities:
Receivables	13,187	(4,282)
Accounts payable	(1,872)	(7,745)
Taxes accrued	(5,251)	(6,387)
Interest accrued	8,516	7,533
Other working capital accounts	(37,322)	(205)
Other regulatory assets	53,350	(4,319)
Other regulatory liabilities	(15,142)	131,917
Pension and other postretirement funded status	(9,807)	(9,882)
Other assets and liabilities	(72,018)	(129,651)
Net cash flow provided by operating activities	255,537	327,440

INVESTING ACTIVITIES
Construction expenditures	(135,843)	(90,616)
Allowance for equity funds used during construction	5,052	5,620
Nuclear fuel purchases	(145,799)	(46,290)
Proceeds from sale of nuclear fuel	34,889	43,555
Proceeds from nuclear decommissioning trust fund sales	656,497	504,710
Investment in nuclear decommissioning trust funds	(667,484)	(532,777)
Changes in money pool receivable - net	(1,238)	(30,328)
Net cash flow used in investing activities	(253,926)	(146,126)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	476,084	655,455
Retirement of long-term debt	(394,840)	(657,890)
Change in money pool payable - net	(16,299)	—
Common stock dividends and distributions paid	(35,000)	(80,000)
Other	(153)	—
Net cash flow provided by (used in) financing activities	29,792	(82,435)

Net increase in cash and cash equivalents	31,403	98,879
Cash and cash equivalents at beginning of period	56	28,908
Cash and cash equivalents at end of period	$31,459	$127,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$49,050	$43,179
Income taxes - net (includes proceeds from the transfer of production tax credits to third parties of $68,855 in 2026 and $98,722 in 2025)	($68,855)	($98,722)
Noncash investing activities:
Accrued construction expenditures	$15,598	$6,716

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$106	$56
Temporary cash investments	31,353	—
Total cash and cash equivalents	31,459	56
Accounts receivable:
Associated companies	55,042	65,083
Other	4,925	6,833
Total accounts receivable	59,967	71,916
Materials and supplies	153,276	149,847
Deferred nuclear refueling outage costs	40,197	9,096
Prepayments and other	12,851	5,101
TOTAL	297,750	236,016

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,822,363	1,730,722
TOTAL	1,822,363	1,730,722

UTILITY PLANT
Electric	5,869,184	5,753,963
Construction work in progress	104,527	123,172
Nuclear fuel	258,580	208,932
TOTAL UTILITY PLANT	6,232,291	6,086,067
Less - accumulated depreciation and amortization	3,733,873	3,679,886
UTILITY PLANT - NET	2,498,418	2,406,181

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	547,835	601,185
Other	43,251	34,301
TOTAL	591,086	635,486

TOTAL ASSETS	$5,209,617	$5,008,405

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)
	2026	2025
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$90,218	$140
Accounts payable:
Associated companies	12,110	25,528
Other	35,221	66,611
Taxes accrued	6,434	11,685
Interest accrued	21,731	13,215
Other	4,368	4,089
TOTAL	170,082	121,268

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	723,505	625,165
Accumulated deferred investment tax credits	41,935	43,045
Regulatory liability for income taxes - net	91,852	99,960
Other regulatory liabilities	890,267	897,301
Decommissioning	1,208,119	1,172,967
Long-term debt	1,083,236	1,088,563
Other	6,132	2
TOTAL	4,045,046	3,927,003

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2026 and 2025	908,944	908,944
Retained earnings	85,545	51,190
TOTAL	994,489	960,134

TOTAL LIABILITIES AND EQUITY	$5,209,617	$5,008,405

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2024	$958,944	$13,095	$972,039

Net income	—	23,389	23,389
Common stock dividends and distributions	(20,000)	(15,000)	(35,000)
Balance at March 31, 2025	938,944	21,484	960,428

Net income	—	21,325	21,325
Common stock dividends and distributions	(30,000)	(10,000)	(40,000)
Balance at June 30, 2025	908,944	32,809	941,753

Net income	—	21,271	21,271
Common stock dividends and distributions	—	(5,000)	(5,000)
Balance at September 30, 2025	$908,944	$49,080	$958,024

Balance at December 31, 2025	$908,944	$51,190	$960,134

Net income	—	23,016	23,016
Balance at March 31, 2026	908,944	74,206	983,150

Net income	—	23,327	23,327
Balance at June 30, 2026	908,944	97,533	1,006,477

Net income	—	23,012	23,012
Common stock dividends and distributions	—	(35,000)	(35,000)
Balance at September 30, 2026	$908,944	$85,545	$994,489

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Part I, Item 1, Litigation” in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see Notes 1 and 2 to the financial statements herein and “Item 5. Other Information - Environmental Regulation” below for updates regarding environmental proceedings and regulation. The following is an update to that discussion.

Dorrell, et al. v. Constellation Energy, et al. Antitrust Class Action Litigation

On July 11, 2025, an antitrust class action lawsuit was filed in the United States District Court for the District of Maryland on behalf of a putative class against Entergy Corporation, 26 other entities alleged to own and/or operate commercial nuclear power plants in the United States (together with Entergy Corporation, the “nuclear defendants”), and two consulting companies. The class action complaint purports to be brought on behalf of all persons employed in nuclear power generation by the nuclear defendants and their subsidiaries and related entities in the United States from May 1, 2003 to the present. The plaintiffs primarily allege that the nuclear defendants, together with the consulting company defendants, violated Section 1 of the Sherman Act, 15 U.S. Code Chapter 1 by conspiring to suppress compensation and exchange collective bargaining agreement and wage information through a trade group, a consulting firm, and direct communications, including while in attendance at conferences, from May 2003 to the present. The plaintiffs are seeking unspecified monetary damages, including treble damages, interest, injunctive relief, attorney’s fees, and costs. In December 2025 the defendants filed a motion to dismiss. In August 2026 the United States District Court for the District of Maryland granted the defendants’ motion to dismiss, without prejudice, giving the plaintiffs 45 days to amend their complaint to cure the deficiencies. In September 2026 plaintiffs submitted a motion seeking leave to file a second amended complaint, which adds the Institute of Nuclear Power Operations as a defendant and includes additional allegations against the original defendants.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “Part I, Item 1A. Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2026-7/31/2026	—	$—	—	$350,052,918
8/01/2026-8/31/2026	—	$—	—	$350,052,918
9/01/2026-9/30/2026	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

No director or officer of Entergy or any of the Registrant Subsidiaries adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2026.

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

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in

Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, with the exception of Grand Gulf and River Bend, which are in Column 2.

In April 2026 the NRC issued a final significance determination and notice of violation for Grand Gulf, in which it finalized a “white” finding with “low safety significance” related to one of Grand Gulf’s emergency diesel generators, resulting in Grand Gulf’s placement in Column 2, effective first quarter 2026.  In September 2026, Grand Gulf successfully completed an NRC supplemental inspection related to the emergency diesel generator issue. The NRC is expected to issue an inspection report in fourth quarter 2026 documenting Grand Gulf’s return to Column 1, effective third quarter 2026.

In August 2026 the NRC issued a final significance determination and notice of violation for River Bend, in which it finalized a “white” finding with “low safety significance” related to one of the service water pumps at River Bend, resulting in River Bend’s placement in Column 2, effective third quarter 2026. River Bend will remain in Column 2 until the satisfactory completion of an NRC supplemental inspection.

Environmental Regulation

The following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

Revised Fine Particulate (PM2.5) NAAQS

As discussed in the Form 10-K, in March 2024 the EPA issued a final rule which revised the primary annual National Ambient Air Quality Standards (NAAQS) for fine particulate matter, also known as PM2.5, from 12 ug/m3 to 9 ug/m3. Initial attainment/nonattainment designations for areas with available information were required within two years of the rule’s issuance. A coalition of 24 states challenged the 2024 rule in the D.C. Circuit; however, that challenge has been held in abeyance pending the agency’s reconsideration of the rule. In November 2025 the EPA filed a motion asking the D.C. Circuit to vacate the agency’s 2024 revision of the PM2.5 NAAQS which lowered the primary standard to 9 ug/m3. In June 2026, the D.C. Circuit denied the EPA’s motion to vacate and denied the petitions for review filed by the coalition. As a result, the 2024 standard of 9 ug/m3 remains in effect. In July 2026, following the June 2026 decision by the D.C. Circuit, the United States District Court for the Northern District of California issued an order requiring the EPA to promulgate designations for the 2024 standard, for all areas of the United States, by February 6, 2027.

Regional Haze

As discussed in the Form 10-K, in June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that potentially could result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states. This rule establishes a series of 10-year planning periods, with states required to develop state implementation plans (SIPs) for each planning period, with each SIP including such air pollution control measures as may be necessary to achieve the ultimate goal of the CAVR by the year 2064. The various states are currently in the process of developing SIPs to implement the second planning period of the CAVR, which addresses the 2018-2028 planning period.

The Arkansas Department of Energy and Environment, Division of Environmental Quality (ADEQ) did not meet the July 31, 2021 SIP submission deadline, but subsequently submitted a final SIP to the EPA for review. The ADEQ reviewed Entergy’s Independence plant but determined that additional air emission controls would not be cost-effective considering the facility’s commitment to cease coal-fired combustion by December 31, 2030. In August 2026 the EPA issued a final approval of the ADEQ SIP submittal.

Greenhouse Gas Emissions

As discussed in the Form 10-K, in May 2024 the EPA finalized rules regulating greenhouse gas emissions from new combustion turbine electric generating units (EGUs) under Section 111(b) of the Clean Air Act and from certain existing coal- and gas-fired EGUs under Section 111(d) of the Clean Air Act.

For existing generating units, the rule established emission guidelines issued under Section 111(d) of the Clean Air Act and provided states with two years to develop a plan to implement the emission guidelines with respect to subject emission units within their state. The emission guidelines required reductions in CO2 emissions from existing coal-fired generating units which plan to operate beyond January 1, 2032 and exempted coal-fired units which plan to permanently cease operations prior to this date. The emission guidelines also established CO2 efficiency standards for existing gas-fired steam EGUs. These emission standards would apply beginning January 1, 2030. Entergy’s existing gas-fired steam generating units are expected to meet these CO2 emission standards. Numerous lawsuits were filed in the D.C. Circuit challenging the final rule, and oral argument was held in December 2024. In September 2026 the EPA released a final rule repealing most provisions of the May 2024 rule including (1) the Phase 2 standard requiring carbon capture and sequestration for new combustion turbines because it is not an adequately demonstrated technology and (2) the standards for existing coal and gas units. The rule will be effective November 16, 2026. Thus, the only standards that remain are the Phase 1 standards for new gas combustion turbines. However, concurrent with the final rule, the EPA issued a supplemental proposal (2026 Proposal) to repeal all remaining Section 111 emissions standards for CO2 emissions from EGUs. The EPA states in the 2026 Proposal that Section 111 does not authorize the agency to regulate greenhouse gas emissions from EGUs in response to global climate change concerns. Comments on the 2026 Proposal are due November 2, 2026. Litigation regarding the EPA’s partial repeal of the 2024 final rule is expected.

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

Item 6.  Exhibits

4(a) -
Officer’s Certificate for Entergy Corporation supplemental to Subordinated Indenture (For Unsecured Subordinated Debt Securities) of Entergy Corporation, dated as of May 1, 2024, establishing the terms of Entergy Corporation’s Series 2026A Junior Subordinated Debentures due December 15, 2056 (4(a) to Form 8-K filed August 7, 2026 in 1-11299).

4(b) -
Officer’s Certificate for Entergy Corporation supplemental to Subordinated Indenture (For Unsecured Subordinated Debt Securities) of Entergy Corporation, dated as of May 1, 2024, establishing the terms of Entergy Corporation’s Series 2026B Junior Subordinated Debentures due December 15, 2058 (4(b) to Form 8-K filed August 7, 2026 in 1-11299).

4(c) -
Officer’s Certificate No. 38-B-26, dated as of August 10, 2026, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 5.50% Series due September 15, 2036 (4.71(a) to Form 8-K filed August 13, 2026 in 1-32718).

4(d) -
Officer’s Certificate No. 38-B-27, dated as of August 10, 2026, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 6.20% Series due September 15, 2056 (4.71(b) to Form 8-K filed August 13, 2026 in 1-32718).

4(e) -	Twenty-Third Supplemental Indenture, dated as of August 1, 2026, to Mortgage Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.72 to Form 8-K filed August 13, 2026 in 1-32718).

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    November 2, 2026